Form 10QSB
period 1996-02-29
EXTEN INDUSTRIES INC
filed 1996-08-01
CIK 811779

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-QSB

                     Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                       For the Quarter Ended February 29, 1996

                             Commission File No. 0-16354

                                EXTEN INDUSTRIES, INC.
                (Exact name of Registrant as specified in its charter)

 Incorporated under the Laws                                 52-1412493
  of the State of Delaware                                 (IRS Employer
(State of other jurisdiction of                       Identification Number)
incorporation or organization)

            9625 Black Mountain Road, Suite 218, San Diego, CA  92126-4564
                       (Address of principal executive offices)

                                   (619)  578-9784
                 (Registrant's telephone number, including area code)

                (Former name, former address, and former fiscal year,
                            if changed since last report)

                    Common Stock Outstanding at February 29, 1996
                   22,863,205 Shares of $0.01 Par Value Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No
                                        ---    ---

                                EXTEN INDUSTRIES, INC.
                                     FORM 10-QSB
                                        INDEX

PART  I       FINANCIAL INFORMATION                                       PAGE

  Item 1.     Financial Statements
                 Consolidated Balance Sheets at February 29, 1996
                 (Unaudited) and November 30, 1995...........................4

                 Consolidated Statements of Operation (Unaudited)
                 for the three months ended February 29, 1996 and
                 February 28, 1995...........................................6

                 Consolidated Statements of Cash Flows (Unaudited)
                 for the three months ended February 29, 1996 and
                 February 28, 1995...........................................7

                 Notes to Consolidated Financial Statements,
                 February 29, 1996...........................................8

  Item  1A.   Factors Which May Affect Future Results........................9

  Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations

                 Overview...................................................15

                 Results from Operations....................................15
 .
                 Liquidity and Capital Resources............................15

PART II       OTHER INFORMATION

  Item 1.        Legal Proceedings........................... ..............16

  Item 2.        Changes in the Rights of the Company's
                 Security Holders...........................................16

  Item 3.        Defaults by the Company on its Senior Securities...........16

  Item 4.        Results of Votes of Security Holders.......................16

  Item 5.        Other Information..........................................16

  Item 6(a).     Exhibits...................................................16

  Item 6(b).     Reports of Form 8-K........................................16

                 SIGNATURES.................................................17

                            PART I.  FINANCIAL STATEMENTS

                            Item 1.  Financial Statements


The Consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of February 29, 1996, have been made. The result of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                                  Exten Industries, Inc.
                                Consolidated Balance Sheet

                                                         February 29, 1996          November 30, 1995
                                                         -----------------          -----------------
                                                            (Unaudited)
    ASSETS
CURRENT ASSETS:

    Cash                                                   $      4,007             $      8,233
    Employee receivables                                         74,831                   78,960
    Accounts receivable                                               0                   64,000
    Prepaid expenses and other                                   83,079                  164,400
                                                               --------                 -------
         TOTAL CURRENT ASSETS                                   161,917                  315,593

FIXED ASSETS:
    Property and equipment                                      157,951                  158,024

OTHER ASSETS:
    Real estate held for sale                                   354,000                  354,000
    Investments                                                  48,170                   48,170
    Notes receivable                                             83,000                   83,000
    Deposits                                                          0                   62,500
                                                            -----------              -----------
         TOTAL OTHER ASSETS                                     485,170                  705,694

         TOTAL ASSETS                                           805,038                1,021,287

LIABILITIES AND STOCKHOLDER EQUITY

CURRENT LIABILITIES
    Accounts payable                                       $    216,412             $    187,948
    Accrued expenses & other payables                           192,130                  167,694
    Notes payable, current portion                              738,350                  638,838
                                                            -----------              -----------
         TOTAL CURRENT LIABILITIES                            1,146,892                  994,480

         TOTAL LIABILITIES                                    1,146,892                  994,480

STOCKHOLDERS' EQUITY
    Common Stock, $.01 par value; 50,000,000
         shares authorized; 22,863,205 and 23,462,205
         issued and outstanding at February 29, 1996 and
         November 30, 1995                                      228,632                  234,621
    Additional paid-in capital                                8,285,290                8,322.399
            Preferred stock, $.01 par, 1,000,000 shares
         authorized, Series C - 143 shares issued
         and outstanding at February 29, 1996 and
         November 30, 1995                                            1                        1
    Retained deficit                                         (8,855,777)              (8,530,214)
                                                            -----------              -----------
         TOTAL STOCKHOLDERS' EQUITY                            (341,854)                  26,807

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                               $   805,038              $ 1,021,287

                                    Exten Industries, Inc.
                             Consolidated Statements of Operation
                                       (unaudited)

                                                                  Three Months Ended
                                                 February 29, 1996             February 28, 1995
                                                 -----------------             -----------------
REVENUES
    Sales                                           $       0                          $   1,170
    Cost of Sales                                           0                                  0
                                                    ---------                          ---------
    Gross Profit                                                                           1,170

    Other Income                                            0                              3,461
                                                    ---------                          ---------
    TOTAL REVENUES                                          0                              4,631

COSTS AND EXPENSES
    Selling, General &
         Administrative                             $ 100,724                          $  74,695
    Consulting Fees                                   216,398                            247,840
    Interest                                              196                                490
                                                    ---------                          ---------
    TOTAL COSTS AND EXPENSES                          317,318                            323,025

OTHER INCOME (EXPENSES)
    Gain on Sale of Assets                                  0                                  0
                                                    ---------                          ---------
    TOTAL OTHER INCOME                                      0                                  0

Income (Loss) Before Income
  Taxes                                              (317,318)                          (318,394)
Provision for Delaware Franchise Tax                   (8,245)                                 0
Provision for Income Tax                                    0                                800
                                                    ---------                          ---------

    NET INCOME (LOSS)                               $(325,563)                         $(319,194)

    INCOME (LOSS) PER SHARE                              (.02)                             (0.46)


                                                 6

                                     Exten Industries, Inc.
                             Consolidated Statement of Cash Flows
                                       (Unaudited)

                                                                  Three Months Ended
                                                      February 29, 1996        February 28, 1995
                                                      -----------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                             $(325,563)               $(319,194)
    Adjustments to Reconcile Net Income
         Adjustments to Reconcile Net Income (Loss)
         to Net Cash Provided By (Used By)
         Operating Activities:
              Depreciation                                      73                    5,266
              Common Stock Issued for Services                   0                   22,330
              Amortization                                       0                        0
              Other Non-Cash Items                               0                    8,449
              (Increase) Decrease in:
                 Accounts Receivable                         4,129                  (90,000)
                 Deposits                                   62,500                        0
                 Prepaid Expenses                          105,321                        0
                 Other Current Assets                            0                  (49,090)
              Increase (Decrease) in:
                 Accounts Payable                           28,464                   62,262
                 Accrued Expenses                           24,436                        0
                 Other Current Liabilities                       0                   40,714
                                                         ---------                ---------
    NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES                                  (100,640)                (319,263)

CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease in Minority Interest                           99,149                        0
    Payments on LT Notes Receivable                         40,000                        0
                                                         ---------                ---------
NET CASH FROM INVESTMENT ACTIVITIES                        139,149                        0

CASH FLOW FROM FINANCING ACTIVITIES
    Common Stock Issued                                     74,528                   11,630
    Preferred Stock Issued                                       0                        0
    Increase (Decrease) in Paid-In-Capital                 117,625                  295,640
    Increase (Decrease) in LT Debt                             362                        0
                                                         ---------                ---------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                                 (42,735)                 307,270

NET INCREASE IN CASH                                        (4,226)                 (11,993)
CASH AT BEGINNING OF PERIOD                                  8,233                   (2,041)
CASH AT END OF PERIOD                                        4,007                  (14,034)

                                            7

                                EXTEN INDUSTRIES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  FEBRUARY 29, 1996

NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals considered necessary for a fair presentation) have been included. Operating results for the interim period ended February 29, 1996 are not necessarily indicative of the results that may be expected for the year ended November 30, 1996.

    The consolidated financial statements include the accounts of Exten Industries, Inc. and its 91% owned subsidiary, Xenogenex, Inc. Intercompany balances and transactions are eliminated in consolidation.



NOTE B - COMPUTATION OF INCOME PER SHARE

    Income (Loss) per share was computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents during each period as follows:

                                           Three Months Ended
                                            February 29 (28)

    Period                             1996                   1995
    ------                             -----                  -----
Weighted Average Number of             15,499,331             6,838,457
Shares Outstanding

                  Part IA.  Factors Which May Affect Future Results

    An investment in the Common Stock of the Company involves a high degree of risk. In addition to the other information contained in this From 10-QSB, prospective investors should carefully consider the following risk factors:

1. SIGNIFICANT AND REPEATED LOSSES. The Company faces all the risks inherent in a new business. The Company's Xenogenex subsidiary is without any record of earnings and sales. There is no information at this time upon which to base an assumption that Xenogenex's business plans will either materialize or prove successful. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they may lose all or substantially all of their investment.

2. QUALIFIED OPINION. The Company's certified public accountant issued a qualified opinion on the Company's financial statements for the year ended November 30, 1995 and the year ended November 30, 1994 with respect to uncertainties concerning the Company's ability to continue as a going concern.

3. LACK OF REVENUES. The Company's only active business in the research and development activities of its subsidiary, Xenogenex, Inc., from which the Company generates little or no stream of revenues and there can be no assurance that the Company will ever generate any revenues from Xenogenex, Inc., in the near future. As a result, the Company may continue to incur losses and any investor who purchases or acquires any shares of the Company's Common Stock will likely incur further substantial dilution and loss in the value of their investment.

4. SIGNIFICANT AND INCREASING CURRENT LIABILITIES. The Company's current liabilities exceed its current assets. In the event that the Company is not able to generate sufficient cash resources to pay its current debts and obligations on or before their due dates, the Company will likely incur substantial additional costs and expenses and otherwise risk whatever claims creditors may assert against the Company in connection with any default thereby. This may result in an investor losing all or substantially all of their investment.

5. NEED FOR ADDITIONAL FINANCING & LACK OF UNDERWRITING COMMITMENT. The Company's management recognizes that the Company needs to obtain additional external financing from the sale of the Company's debt, common stock, or preferred stock in order to support the Company and otherwise meet the Company's growing financial obligations. While the Company may attempt to obtain a commitment from an underwriter for a private placement or public offering of the Company's securities, there can be no guarantee that the Company will be successful. If the Company is not successful, the Company may suffer additional and continuing financial difficulties with consequent loss to any investor acquiring the Company's common stock.

6. NEGATIVE WORKING CAPITAL AND NEGATIVE CASH FLOW. While the Company's management seeks additional financing for the Company to complete its business plan, there can be no assurance that the Company will obtain any additional financing or, if it is obtained, that it can be obtained on terms reasonable in view of the Company's current circumstances. In addition, the Company has experienced negative cash flow from the 1992, 1993, 1994 and 1995 fiscal years.

7. POTENTIAL DILUTION. Funding of the Company's proposed business plan will result in substantial and on-going dilution of the Company's existing stockholders. While there can be no guarantee that the Company will be successful in raising additional capital, if the Company is successful in obtaining any additional capital, existing stockholders may incur substantial dilution.

8. GOVERNMENT REGULATION AND PRODUCT APPROVALS. The Company's research, testing, preclinical development, clinical trials, manufacturing and marketing of its proposed therapeutic product are subject to extensive and ever-changing regulation by numerous governmental authorities in the United States and other countries. Clinical trials, manufacturing, and marketing of products in the U.S. will be subject to the rigorous testing and approval processes of the U.S. Food and Drug Administration (the "FDA") and by comparable regulatory authorities in foreign countries. The testing and regulatory approval process will likely take several years and require the expenditure of substantial resources. Any testing of the Company's proposed products may not support the safety and efficacy of the Company's products. There can be no assurance that the Company will gain any regulatory approvals for the Company's proposed products or, if such approvals are obtained, that such approvals may be limited and far narrower than those sought by the Company. To the extent that the above information described statutory or regulatory provisions, it is qualified in its entirely by reference to the particular statutory and regulatory provisions currently in effect. Any change in applicable law or regulation may have a material effect on the business and prospect of the Company's subsidiary, Xenogenex, Inc.

9. LACK OF INDEPENDENT EVALUATION OF TECHNOLOGY & COMMERCIAL VIABILITY. The Company's current management does not possess any studies performed by an independent third party which demonstrate that the synthetic bio-liver technology has ever been rigorously evaluated. There can be no assurance that this technology offers safe, efficacious, and cost-effective therapeutic attributes relative to those provided by competing technologies or, if it does, that the technology is commercially viable.

10. LIMITED MANAGEMENT. The Company currently has only one full time officer and one full-time employees. The Company's limited cash flow and financial resources do not allow the Company to increase or add to the Company's full time management and there can be no guarantee that the Company's cash flow and financial resources will increase in the near future. As a result, the Company continues to rely upon consultants and others for a large part of its operations and for the research and development work conducted by its subsidiary, Xenogenex, Inc.

11. COSTS OF LITIGATION. The Company is likely to incur significant costs for litigatoin in connectoin with a dispute with Robert H. Goldsmith, a past officer and director, and other litigation. The Company is also investigating the merit of actions against other former officers and directors. While the Company seeks to resolve the disputes on terms favorable to the Company, there can be no assurance that the Company will be successful or that the costs incurred will not exceed any benefits that the Company may derive from this litigation.

12. LACK OF DIVIDENDS. The Company has never paid any cash dividends on its common stock. The Company's board of directors intends to retain profits, if any, to finance the Company's business.

13. LIMITED MARKET FOR COMMON STOCK. The Company's Common Stock, traded on the Electronic Bulletin Board (OTC), has experienced significant price fluctuations and will likely remain highly volatile in the future. There can be no assurance that a meaningful trading market for the Company's Common Stock will be established, or, if established, that it can be maintained for any significant period.

14. POSSIBLE RULE 144 STOCK SALES. The Company has a substantial amount of shares of the Company's outstanding Common Stock as " restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of two years may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least three years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

15. POSSIBLE STOCK SALES - REGULATION S & FORM S-8 REGISTRATION STATEMENT. The Company has periodically issued shares to non-U.S. citizens under Regulation S. In addition, the Company has utilized the services of consultants and, in this connection, the Company has issued shares of the Company's Common Stock and registered these shares for sale of Form S-8. The shares issued under Regulation S become freely-tradable 41 days after issuance. The shares registered on Form S-8 are immediately freely- tradable. As a result, the Company's issuance of shares pursuant to Regulation S and Form S-8 likely depresses the market price of the Company's Common Stock. While the Company's management intends to carefully evaluate the need to issue shares of the Company's Common Stock on this basis, the Company's meager financial resources will likely prevent the Company from limiting its use of Regulation S and Form S-8, with the result that the market price of the Company's Common Stock will likely be depressed by the registration and sale of shares on an on-going basis.

16. RISKS OF LOW PRICED STOCKS. Trading in the Company's Common Stock is limited. Consequently, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of the Company's securities. In the absence of a security being quoted on NASDAQ, or the company having $2,000,000 in net tangible assets, trading the Company Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities.

    Under such rules, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $l,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are also exempt from this rule if the market price is at least $5.00 per share, or for warrants, if the warrants have an exercise price of at least $5.00 per share. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stocks and for trades in any stock defined as a penny stock.

    The Commission recently adopted regulations under such Act which define a penny stock to be NASDAQ or non-NASDAQ equity security that has a market price or exercise price of less than $5.00 per share and allow for the enforcement
against violators of the proposed rules.    In addition, unless exempt, the
rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving a penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale

    Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities and, if the broker/dealer is the sole market-maker, the broker/dealer must disclose this fact and its control over the market.

    Monthly statement must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stock are exempt from all but the sole market-maker provision for (i) issuers who have $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years),
(ii) transactions in which the customer is an institutional accredited investor and (iii) transactions that are not recommended by the broker/dealer. In addition, transactions in a NASDAQ security directly with the NASDAQ market-maker for such securities are subject only to the sole market-maker disclosure and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives.

    Finally, all NASDAQ securities are exempt if NASDAQ raised its requirements for continued listing so that any issuer with less than $2,000,000 in net tangible assets or stockholder's equity would be subject to delisting. These criteria are more stringent that the proposed increase in NASDAQ's maintenance requirements. The Company's securities are subject to the above rules on penny stocks and the market liquidity for the Company's securities could be SEVERELY AFFECTED by limiting the ability of broker/dealers to sell the Company's securities.

17. PATENTS AND PROPRIETARY TECHNOLOGY. Any proprietary protection of Xenogenex's technologies that the Company can obtain and maintain will be important to its proposed business. The Company has exchanged its U.S. patent application for a P.C.T. filing and has filed a patent application in China.
The patent positions of bio-pharmaceutical and biotechnology firms, as well as academic and other research institutions, are uncertain and involve complex legal and factual questions. Accordingly, no firm predictions can be made regarding the biopharmaceutical and biotechnology patents or whether the Company will have the financial resources to aggressively protect its rights.

18. INTENSE COMPETITION. Competition in Xenogenex's field from other biotechnology and pharmaceutical companies and from research and academic institutions is intense and is expected to increase. Competitors or potential competitors of the Company have filed applications for, or have been issued, certain patents, and may obtain additional patents and proprietary rights relating to technologies competitive with those of the Company. Accordingly, there can be no assurance that the Company's patent applications will result in patents being issued or that, if issued, such patents will provide protection against competitive technology that circumvents such patents or will be held valid by a court of competent jurisdiction; nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent. Furthermore, there can be no assurance that licenses that might also be required for the Company's processes or products would be available on reasonable terms, if at all. Xenogenex also intends to rely upon unpatented trade secrets, know-how and continuing technological innovation to develop and maintain its competitive position. No assurance can be given that others will not independently develop substantially equivalent proprietary information and technology, or otherwise gain access to Xenogenex's trade secrets or disclose such technology, or that Xenogenex can meaningfully protect its rights to its unpatented trade secrets.

19. GOVERNMENT REGULATION. Xenogenex's present and proposed activities are subject to regulation by numerous governmental authorities in the United States and other countries. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety to reference to the particular statutory and regulatory provisions currently in effect. Any change in applicable law or regulation may have a material effect on the business and prospects of Xenogenex.

20. THERAPEUTIC PRODUCTS. Xenogenex's products will be subject to regulation in the U.S. by the Food and Drug Administration ("FDA") and by comparable regulatory authorities in foreign jurisdictions. The products produced will be classified as "biologics" regulated under the Public Health Service Act and the Federal Food, Drug and Cosmetic Act. Development of a therapeutic product for
human use is a multi-step process.   First, animal or IN VITRO testing must
establish the potential safety and efficacy of the experimental product in a
given disease.   Once the product has been found to be reasonably safe and
potentially efficacious in animals, suggesting that human testing would be appropriate, an Investigational New Drug ("IND") application is submitted to the FDA. FDA approval is necessary before commencing clinical investigations. That approval may, in some circumstances, involve substantial delays.

    Clinical investigations typically involve three phases. Phase I is conducted to evaluate the safety of the experimental product in humans, and if possible, to gain early evidence of effectiveness. Phase I studies also evaluate various routes, dosages and schedules of product administration. The demonstration of therapeutic benefit is not required in order to complete Phase I successfully. If acceptable product safety is demonstrated, the Phase II studies are initiated. The Phase II trials are designed to evaluate the effectiveness of the product in the treatment of a given disease and, typically, are well-controlled, closely monitored studies in a relatively small number of patients.

    The optimal routes and schedules of administration are determined in these studies. As Phase II trials are successfully completed, Phase III studies will be commenced. Phase III studies are expanded, controlled and uncontrolled trials which are intended to gather additional information about safety and efficacy in order to evaluate the overall risk/benefit relationship of the experimental product and provide an adequate basis for physician labeling. These studies also may compare the safety and efficacy of the experimental device with currently available products. It is not possible to estimate the time in which Phase I, II and III studies will be completed with respect to a given product, although the time period is often as long as several years.

    Following the successful completion of these clinical investigations, the preclinical and clinical evidence that has been accumulated is submitted to the FDA as part of the product license application

 ("PLA"). Approval of the PLA or IND is necessary before a company may market the product. The approval process can be very lengthy and depends upon the time it takes to review the submitted data and the FDA's comments on the application and the time required to provide satisfactory answers or additional clinical data when requested.
    In addition to the regulatory framework for product approvals, the Company is and may be subject to regulation under state and federal law, including requirements regarding occupational safety, laboratory practices, the use, handling and disposition of radioactive materials, environmental protection and hazardous substance control, and may be subject to other present and possible future local, state, federal and foreign regulation, including future regulation of the biotechnology field.

                   Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations


OVERVIEW

The Company's only active business in the operation of its subsidiary, Xenogenex, Inc., which is engaged in biotech research. There is currently no business activity associated with its helicopter technology.


RESULTS FROM OPERATIONS

Of the Selling, General and Administrative expenses, $84,041 is attributed to Exten Industries, Inc. Operations, which represent 85% of all Selling, General & Administrative expenses; and Xenogenex's portion is $14,952 (15%). Salaries and wages are included in the Selling, General & Administrative costs for the Company.


LIQUIDITY AND CAPITAL RESOURCES

The current ratio of assets to liabilities is .8 to 1. During the fiscal first quarter of 1996, the Company's cash requirements were met by increasing debt and sales of common stock. The Company is seeking working capital from various sources but no assurance can be given that sufficient working capital will be obtained for the Company to adequately fund its research and development and other activities.

                             PART II.  OTHER INFORMATION

                              Item 1.  Legal Proceedings

A)  Goldsmith litigation against Exten Industries, Inc.
         1.  San Diego County Superior Court, State of California.
         2.  January 24, 1995.
         3. Robert H. Goldsmith, former president of Exten Industries, Inc., as plaintiff; Exten Industries, Inc., as defendant.
         4. Lawsuit for breach of employment contract, fraud and enforcement of security agreement.
         5. Relief sought: Damages, declaration of rights and obligations, punitive damage and costs of suit. The Company disputes the facts and has filed a cross-complaint for conversion, fraud and breach of fiduciary responsibility.


B)  Goldsmith litigation against Xenogenex, Inc.
         1.  San Diego County Superior Court, State of California.
         2.  January 24, 1995.
         3. Robert H. Goldsmith, former president of Exten Industries, Inc., as plaintiff; Xenogenex, Inc., as defendant.
         4.  Lawsuit for breach of promissory note.
         5. Relief sought: Damages and specific performance. The Company disputes the facts and has filed a cross-complaint against Mr. Goldsmith for fraud and conversion.

C)  Union Bank Litigation.
         1.  Los Angeles County Superior Court, State of California.
         2.  August 12, 1992.
         3.  Union Bank as plaintiff.  Exten Industries, Inc., as a defendant.
         4. Lawsuit to enforce a loan guarantee executed by Exten for a loan to its subsidiary ADC Industries, Inc.
         5. Relief sought: Monetary Payment. Judgement entered against Exten Industries, Inc., on February 23, 1994 in the amount of $300,000. There are four other guarantors on this loan. The Company intends to aggressively pursue equitable indemnification from these parties. On July 20, 1994, the Company entered into a settlement with Union Bank that allows the Company to pay Union Bank $150,000 in full by February 2, 1996. If the Company does not pay $150,000 to Union Bank by February 2, 1996, then Union Bank is entitled to pursue the Company for the full $300,000 plus interest and other costs from the date of the February 23, 1994 judgement.



                        Item 2.  Changes in the Rights of the
                              Company's Security Holders
NONE
              Item 3.  Defaults by the Company on its Senior Securities
NONE
                    Item 4.  Results of Votes of Security Holders
NONE
                              Item 5.  Other Information
NONE
                                 Item 6(a).  Exhibits
NONE
                           Item 6(b).  Reports on Form 8-K
            12/6/95  W. Gerald Newmin named CEO and Chairman of the Board.
                       12/13/95  Larry Bedard named a Director
          2/9/96  Change of Principal Accountant to Harlan & Boettger, CPAs

                                      SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.


                             EXTEN INDUSTRIES, INC.


Date:    7/29/96                  By:    /s/ W. Gerald Newmin
                                  ---------------------------------
                                  W. Gerald Newmin
                                  Chairman, Chief Executive Officer


Date:    7/29/96                  By:    /s/ William R. Hoelscher
                                  ---------------------------------
                                  William R. Hoelscher
                                  Director, Vice-President


Date:    7/29/96                  By:    /s/ Larry Bedard
                                  ---------------------------------
                                  Larry Bedard
                                  Director