Form 10QSB
period 1996-05-31
EXTEN INDUSTRIES INC
filed 1996-08-01
CIK 811779

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-QSB

                     Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

                          For the Quarter Ended May 31, 1996

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

                       Common Stock Outstanding at May 31, 1996
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

                                EXTEN INDUSTRIES, INC.
                                     FORM 10-QSB
                                        INDEX

PART  I       FINANCIAL INFORMATION                             PAGE

  Item 1.      Financial Statements
                 Consolidated Balance Sheets at May 31, 1996
                 (Unaudited) and November 30, 1995 . . . . . . . . . . 4

                 Consolidated Statements of Operation (Unaudited)
                 for the three months ended May 31, 1996 and
                 May 31, 1995. . . . . . . . . . . . . . . . . . . . . 6

                 Consolidated Statements of Cash Flows (Unaudited)
                 for the three months ended May 31, 1996 and
                 May 31, 1995. . . . . . . . . . . . . . . . . . . . . 7

                 Notes to Consolidated Financial Statements,
                 May 31, 1996. . . . . . . . . . . . . . . . . . . . . 8

  Item  1A.    Factors Which May Affect Future Results . . . . . . . . 9


  Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations

                 Overview. . . . . . . . . . . . . . . . . . . . . . .14

                 Results from Operations . . . . . . . . . . . . . . .14

                 Liquidity and Capital Resources . . . . . . . . . . .14

PART II        OTHER INFORMATION

  Item 1.        Legal Proceedings . . . . . . . . . . . . . . . . . .15

  Item 2.        Changes in the Rights of the Company's
                 Security Holders. . . . . . . . . . . . . . . . . . .15

  Item 3.        Defaults by the Company on its Senior Securities. . .15

  Item 4.        Results of Votes of Security Holders. . . . . . . . .15

  Item 5.        Other Information . . . . . . . . . . . . . . . . . .15

  Item 6(a).     Exhibits. . . . . . . . . . . . . . . . . . . . . . .15

  Item 6(b).     Reports of Form 8-K . . . . . . . . . . . . . . . . .15

                 SIGNATURES. . . . . . . . . . . . . . . . . . . . . .16

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of May 31, 1996, have been made. The result of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                                Exten Industries, Inc.
                              Consolidated Balance Sheet

                                        May 31, 1996        November 30, 1995
                                        ------------        -----------------
                                        (Unaudited)
     ASSETS

CURRENT ASSETS:
     Cash                               $    4,809          $         8,233
     Employee receivables                   75,831                   78,960
     Accounts receivable                         0                   64,000
     Prepaid expenses and other             71,250                  164,400
                                        ----------                  -------

          TOTAL CURRENT ASSETS          $  151,890                  315,593

FIXED ASSETS:
     Property and equipment             $  157,950          $       158,024

OTHER ASSETS:
     Real estate held for sale          $  150,000          $       354,000
     Investments                                 0                   48,170
     Notes receivable                       83,000                   83,000
     Deposits                                    0                   62,500
                                        ----------                  -------

          TOTAL OTHER ASSETS            $  233,000          $       705,694

          TOTAL ASSETS                  $  542,840          $     1,021,287


LIABILITIES AND STOCKHOLDER EQUITY

CURRENT LIABILITIES
     Accounts payable                   $  239,143          $       187,948
     Accrued expenses & other payables     292,804                  167,694
     Notes payable, current portion        735,562                  638,838
                                        ----------                  -------

          TOTAL LIABILITIES             $1,267,509          $       994,480

STOCKHOLDERS' EQUITY
     Common Stock, $.01 par value; 50,000,000
       shares authorized; 22,863,205 and 23,462,205
       issued and outstanding at May 31, 1996 and
       November 30, 1995                               $  228,632   $   234,621
     Additional paid-in capital                         8,282,291     8,322,399
          Preferred stock, $.01 par, 1,000,000 shares
       authorized, Series C - 143 shares issued
       and outstanding at May 31, 1996 and
       November 30, 1995                                        1             1
     Retained deficit                                  (9,235,593)   (8,530,214)
                                                        ---------     ----------
          TOTAL STOCKHOLDERS' EQUITY                     (724,669)       26,807

          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                         $  542,840   $ 1,021,287

                                Exten Industries, Inc.
                         Consolidated Statements of Operation
                                     (unaudited)


                                       Six Months Ended     Three Months Ended
                                            May 31                 May 31
                                      1996          1995      1996         1995
                                      ----          ----      ----         ----

REVENUES
   Sales                            $       0  $   1,170  $       0 $       0
   Cost of Sales                            0          0          0         0
                                      -------   --------  ---------    ------
   Gross Profit                             0      1,170          0         0

   Other Income                             0     38,771          0    35,310
                                      -------   --------  ---------    ------
   TOTAL REVENUES                           0     39,941          0    35,310


COSTS AND EXPENSES
   Selling, General &
      Administrative                $ 138,985  $ 459,505  $  66,109 $ 406,009
   Consulting Fees                    302,313    444,474     68,974   196,634
   Interest                                81      7,222         77     6,733
                                      -------   --------  ---------    ------
   TOTAL COSTS AND EXPENSES           441,379    911,201    135,160   609,376


OTHER INCOME (EXPENSES)
   Change in Disposition of Assets  $(264,000)        $0  $(264,000)        0
                                      -------   --------  ---------    ------
   TOTAL OTHER INCOME                (264,000)         0   (264,000)        0

Income (Loss) Before Income
  Taxes                              (705,379)  (871,260)  (399,160) (574,066)
Provision for Income Tax                    0          0          0         0
                                      -------   --------  ---------    ------

   NET INCOME (LOSS)                 (705,379)  (871,260)  (399,160) (594,066)

   INCOME (LOSS) PER SHARE           (    .05)  (  0.093)  (    .03) (   0.51)

                                Exten Industries, Inc.
                         Consolidated Statement of Cash Flows
                                     (Unaudited)


                                                     Three Months Ended
                                             May 31, 1996         May 31, 1995
                                             ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                  $   (705,379)         $  (872,060)
  Adjustments to Reconcile Net Income
   Adjustments to Reconcile Net Income (Loss)
   to Net Cash Provided By (Used By)
   Operating Activities:
     Depreciation                                     73               17,259
     Common Stock Issued for Services                  0               41,084
     Amortization                                      0                    0
     Other Non-Cash Items                              0                7,642
     (Increase) Decrease in:
        Accounts Receivable                        3,129             (166,995)
        Prepaid Expenses                         105,321                    0
        Deposits                                  62,500                    0
        Other Current Assets                           0              (21,862)
     Increase (Decrease) in:
        Accounts Payable                          51,195               39,183
        Accrued Expenses                         122,323                    0
        Other Current Liabilities                      0               80,804
                                                --------             --------
  NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                           360,838             (874,945)

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in Minority Interest                   99,149               (3,024)
  Payments on LT Notes Receivable                 40,000                    0
  Change in Disposition of  Assets               204,000                    0
  Decrease in Investment                          60,000                    0
                                                --------             --------
NET CASH FROM INVESTMENT ACTIVITIES              403,149               (3,024)

CASH FLOW FROM FINANCING ACTIVITIES
  Common Stock Issued                             74,528               21,199
  Preferred Stock Issued                               0                    0
  Increase in Paid-In-Capital                    120,625              886,613
  Increase (Decrease) in LT Debt                     362                    0
                                                --------             --------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                       (45,735)             907,812

NET INCREASE IN CASH                             ( 3,424)              30,643
CASH AT BEGINNING OF PERIOD                        8,233               (2,041)
                                                --------             --------

CASH AT END OF PERIOD                       $      4,809          $    28,602

                                EXTEN INDUSTRIES, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     MAY 31, 1996



NOTE A - BASIS OF PRESENTATION

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals considered necessary for a fair presentation) have been included. Operating results for the interim period ended May 31, 1996 are not necessarily indicative of the results that may be expected for the year ended November 30, 1996.

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



NOTE B - COMPUTATION OF INCOME PER SHARE

   Income (Loss) per share was computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents during each period as follows:

                                 Six Months Ended         Three Months Ended
                                      May 31                     May 31
                                 1996        1995          1996         1995
                              ----------   ----------   ----------    ---------
   PERIOD

Weighted Average Number of    15,499,331   11,191,485   15,499,331    9,417,491
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

10. LIMITED MANAGEMENT. The Company currently has only one full time officer and two full-time employees. The Company's limited cash flow and financial resources do not allow the Company to increase or add to the Company's full time management and there can be no guarantee that the Company's cash flow and financial resources will increase in the near future. As a result, the Company continues to rely upon consultants and others for a large part of its operations and for the research and development work conducted by its subsidiary, Xenogenex, Inc.

11. COSTS OF LITIGATION. The Company is likely to incur significant costs for litigation in connection with a dispute with Robert H. Goldsmith, a past officer and director, and other litigation. The Company is also investigating the necessity and merits of actions against other former officers and directors. While the Company seeks to resolve the disputes on terms favorable to the Company, there can be no assurance that the Company will be successful or that the costs incurred will not exceed any benefits that the Company may derive from this litigation.

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

16. RISKS OF LOW PRICED STOCKS. Trading in the Company's Common Stock is limited. Consequently, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of the Company's securities.
In the absence of a security being quoted on NASDAQ, or the company having $2,000,000 in net tangible assets, trading the Company Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities.
     Under such rules, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $l,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are also exempt from this rule if the market price is at least $5.00 per share, or for warrants, if the warrants have an exercise price of at least $5.00 per share. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stocks and for trades in any stock defined as a penny stock.
     The Commission recently adopted regulations under such Act which define a penny stock to be NASDAQ or non-NASDAQ equity security that has a market price or exercise price of less than $5.00 per share and allow for the enforcement against violators of the proposed rules.
     In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving a penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale.
     Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities and, if the broker/dealer is the sole market-maker, the broker/dealer must disclose this fact and its control over the market.

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


RESULTS FROM OPERATIONS

Of the Selling, General and Administrative expenses, $140,527 is attributed to Exten Industries, Inc. Operations, which represent 90% of all Selling, General & Administrative expenses; and Xenogenex's portion is $15,338 (10%). Salaries and wages are included in the Selling, General & Administrative costs for the Company.


LIQUIDITY AND CAPITAL RESOURCES

The current ratio of assets to liabilities is .5 to 1.   During the fiscal first
quarter of 1996, the Company's cash requirements were met by increasing debt and sales of common stock. The Company is seeking working capital from various sources but no assurance can be given that sufficient working capital will be obtained for the Company to adequately fund its research and development and other activities.

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



                        Item 2.  Changes in the Rights of the
                              Company's Security Holders
NONE
              Item 3.  Defaults by the Company on its Senior Securities
NONE
                    Item 4.  Results of Votes of Security Holders
NONE
                              Item 5.  Other Information
NONE
                                 Item 6(a).  Exhibits
NONE
                           Item 6(b).  Reports on Form 8-K
NONE

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.


                                   EXTEN INDUSTRIES, INC.


Date:     7/29/96                  By: /s/ W. GERALD NEWMIN
                                      ------------------------------------
                                      W. Gerald Newmin
                                      Chairman, Chief Executive Officer


Date:     7/29/96                  By: /s/ WILLIAM R. HOELSCHER
                                      ------------------------------------
                                      William R. Hoelscher
                                      Director, Vice-President


Date:     7/29/96                  By: /s/ LARRY BEDARD
                                      ------------------------------------
                                      Larry Bedard
                                      Director