Form 10-Q
period 1996-08-31
EXTEN INDUSTRIES INC
filed 1996-11-12
CIK 811779

                U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549

                              FORM 10-QSB

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

                 For the Quarter Ended August 31, 1996

                      Commission File No. 0-16354


                        EXTEN INDUSTRIES, INC.
        (Exact name of Registrant as specified in its charter)

        STATE OF DELAWARE                        52-1412493
(State of other jurisdiction of                (IRS Employer
incorporation or organization)             Identification Number)

    9625 Black Mountain Road, Suite 218, San Diego, CA  92126-4564
               (Address of principal executive offices)


                            (619)  578-9784
         (Registrant's telephone number, including area code)

         (Former name, former address, and former fiscal year,
                     if changed since last report)

              Common Stock Outstanding at August 31, 1996
           23,222,705 Shares of $0.01 Par Value Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No.

                        EXTEN INDUSTRIES, INC.
                              FORM 10-QSB
                                 INDEX

PART  I        FINANCIAL INFORMATION                                 PAGE
  Item 1.      Financial Statements
                Consolidated Balance Sheets at August 31, 1996
                (Unaudited) and November 30, 1995..................    4

                Consolidated Statements of Operation (Unaudited)
                for the nine months and three months ended
                August 31, 1996 and 1995...........................    5

                Consolidated Statements of Cash Flows (Unaudited)
                for the three months ended August 31, 1996 and
                August 31, 1995....................................    6

                Notes to Consolidated Financial Statements,
                August 31, 1996....................................    7

  Item  1A.    Factors Which May Affect Future Results.............    8

  Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations

                Overview...........................................   13

                Results from Operations............................   13

                Liquidity and Capital Resources....................   13

PART II        OTHER INFORMATION

  Item 1.       Legal Proceedings..................................   14

  Item 2.       Changes in the Rights of the Company's
                Security Holders...................................   14

  Item 3.       Defaults by the Company on its Senior Securities...   14

  Item 4.       Results of Votes of Security Holders...............   14

  Item 5.       Other Information..................................   14

  Item 6(a).    Exhibits...........................................   14

  Item 6(b).    Reports of Form 8-K................................   14

                SIGNATURES.........................................   15

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of August 31, 1996, have been made. The result of operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                        EXTEN INDUSTRIES, INC.
                      CONSOLIDATED BALANCE SHEETS

                                         August 31,  1996      November 30, 1995
                                         ----------------      -----------------
ASSETS                                      (unaudited)
CURRENT ASSETS:
Cash                                       $        868          $   8,233
Employee receivable                              75,909             78,960
Accounts receivable                                   0             64,000
Prepaid expenses and other                       59,075            164,400
                                         ----------------      -----------------
TOTAL CURRENT ASSETS                            135,852            315,593

PROPERTY AND EQUIPMENT                          157,850            158,024

OTHER ASSETS:
Real estate held for sale                       150,000            354,000
Investments                                     (11,830)            48,170
Notes receivable                                107,000             83,000
Deposits                                              0             62,500
                                         ----------------      -----------------
TOTAL OTHER ASSETS                              245,170            547,670
                                         ----------------      -----------------
                                             $  538,872        $ 1,021,287

LIABILITIES AND STOCKHOLDER'S EQUITY
(DEFICIT)
CURRENT LIABILITIES
Accounts payable                             $  170,518        $   187,948
Accrued expenses & other payables               229,515            167,694
Notes payable, current portion                  734,462            387,987
                                         ----------------      -----------------
TOTAL CURRENT LIABILITIES                     1,134,495            743,629
                                         ----------------      -----------------
NOTE PAYABLE (net of current portion)                 0            350,000
MINORITY INTEREST                                     0            (99,149)
                                         ----------------      -----------------
TOTAL LIABILITIES                             1,134,495            994,480
                                         ----------------      -----------------

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock, $.01 par value; 50,000,000
shares authorized; 23,222,705 & 23,462,205
issued & outstanding at August 31, 1996 &
November 30, 1995                               232,227            234,621
Additional paid-in capital                    8,485,439          8,322,399
Preferred stock, $.01 par, 1,000,000 shares
authorized, Series C-143 shares issued &
outstanding at August 31, 1996 &
November 30, 1995                                     1                  1
Retained deficit                             (9,313,290)        (8,530,214)
                                         ----------------      -----------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           (595,523)            26,807
                                         ----------------      -----------------
                                         ----------------      -----------------
                                             $  538,872        $ 1,021,287
                                         ----------------      -----------------
                                         ----------------      -----------------

                        EXTEN INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATION
                              (UNAUDITED)

                                   Nine Months Ended           Three Months Ended
                                        August 31                   August 31
                                    1996         1995            1996        1995
                                ------------------------------------------------------
REVENUES
Sales                              $     0    $ 1,001,170       $     0    $1,000,000
Cost of Sales                            0              0             0             0
                                ------------------------------------------------------
Gross Profit                             0      1,001,170             0     1,000,000

Other Income                             0       (44,354)             0      (83,125)
                                ------------------------------------------------------
Total Revenues                           0        956,816             0       916,875
                                ------------------------------------------------------

COSTS AND EXPENSES
Selling, General &                 155,165        619,916        16,180       160,411
Administrative
Consulting Fees                    363,030        880,900        60,717       436,426
Interest                                81         13,400             0         6,178
                                ------------------------------------------------------
Total Costs and Expenses           518,276      1,514,217        76,897       603,015
                                ------------------------------------------------------

Adjustment to Investments        (264,000)              0             0             0

Minority Interest                        0         10,528             0        10,528
                                ------------------------------------------------------

Income (Loss) before Income      (782,976)      (567,928)      (76,897)       313,060
Taxes
Provision for Income Taxes             800            800             0             0
                                ------------------------------------------------------
                                ------------------------------------------------------
Net Income (Loss)                $(783,07)      $(568,72)     $(76,897)      $313,060
                                ------------------------------------------------------
                                ------------------------------------------------------

Income (Loss) per Share           $ (0.05)       $ (0.05)      $ (0.01)       $ 0.02
                                ------------------------------------------------------
                                ------------------------------------------------------


                        EXTEN INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)

                                                Three Months Ended
                                             August 31,      August 31,
                                               1996            1995
                                            ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                     $ (76,897)       $ 313,060
Adjustments to Reconcile Net Income
(Loss) to Net Cash
Provided By (Used By) Operating
Activities
Depreciation and Amortization                       100             624
Common Stock Issued for Services                      0         929,427
Other Non-Cash Items                            174,698     (1,127,395)
(Increase) Decrease in:
Accounts Receivable                                (78)         106,877
Other Current Assets                             12,175       (186,591)
Increase (Decrease) in:
Accounts Payable                               (68,625)           8,094
Other Current Liabilities                      (63,289)        (69,385)
                                            ----------------------------
NET CASH PROVIDED (USED) BY OPERATING
 ACTIVITIES                                    (21,916)        (25,289)
                                            ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in Investments                               0         (1,878)
Other                                                 0               0
                                            ----------------------------
NET CASH FROM INVESTMENT ACTIVITIES                   0         (1,878)
                                            ----------------------------

CASH FLOW FROM FINANCING ACTIVITIES
Common Stock Issued                              17,975           6,000
Increase (Decrease) in LT Debt                        0               0
                                            ----------------------------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                      17,975           6,000
                                            ----------------------------


NET INCREASE(DECREASE) IN CASH                  (3,941)        (21,167)
CASH AT BEGINNING OF PERIOD                       4,809          28,602
                                            ----------------------------

CASH AT END OF PERIOD                             $ 868         $ 7,435
                                            ----------------------------
                                            ----------------------------

                        EXTEN INDUSTRIES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 1996



NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals considered necessary for a fair presentation) have been included. Operating results for the interim period ended August 31, 1996 are not necessarily indicative of the results that may be expected for the year ended November 30, 1996.

     The consolidated financial statements include the accounts of Exten Industries, Inc. and its 96% owned subsidiary, Xenogenex, Inc. Intercompany balances and transactions are eliminated in consolidation.



NOTE B - COMPUTATION OF INCOME PER SHARE

     Income (Loss) per share was computed by dividing net income (loss) by the weighted average number of common shares and common stock equivalents during each period as follows:

                                 Nine Months Ended        Three Months Ended
                                     August 31                August 31
                                 1996         1995         1996        1995
                                 ----         ----         ----        ----
         Period
         ------
Weighted Average Number of
 Shares Outstanding           15,618,164   11,191,485   15,539,275   9,417,491

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

16. RISKS OF LOW PRICED STOCKS. Trading in the Company's Common Stock is limited. Consequently, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of the Company's securities. In the absence of a security being quoted on NASDAQ, or the company having $2,000,000 in net tangible assets, trading the Company Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities.
     Under such rules, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $l,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are also exempt from this rule if the market price is at least $5.00 per share, or for warrants, if the warrants have an exercise price of at least $5.00 per share. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stocks and for trades in any stock defined as a penny stock.
     The Commission recently adopted regulations under such Act which define a penny stock to be NASDAQ or non-NASDAQ equity security that has a market price or exercise price of less than $5.00 per share and allow for the enforcement against violators of the proposed rules.
     In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving a penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale.
     Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities and, if the broker/dealer is the sole market-maker, the broker/dealer must disclose this fact and its control over the market.
     Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stock are exempt from all but the sole market-maker provision for (i) issuers who have $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years), (ii) transactions in which the customer is an institutional accredited investor and (iii) transactions that are not recommended by the broker/dealer. In addition, transactions in a NASDAQ security directly with the NASDAQ market-maker for such securities are subject only to the sole market-maker disclosure and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives.
     Finally, all NASDAQ securities are exempt if NASDAQ raised its requirements for continued listing so that any issuer with less than $2,000,000 in net tangible assets or stockholder's equity would be subject to delisting.

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

20. THERAPEUTIC PRODUCTS.  Xenogenex's products will be subject to regulation in the U.S. by the Food and Drug Administration ("FDA") and
by comparable regulatory authorities in foreign jurisdictions.  The products produced will be classified as "biologics" regulated under the Public Health Service Act and the Federal Food, Drug and Cosmetic Act. Development of a therapeutic product for human use is a multi-step
process.   First, animal or IN VITRO testing must establish the
potential safety and efficacy of the experimental product in a given
disease.   Once the product has been found to be reasonably safe and
potentially efficacious in animals, suggesting that human testing would be appropriate, an Investigational New Drug ("IND") application is submitted to the FDA. FDA approval is necessary before commencing clinical investigations. That approval may, in some circumstances, involve substantial delays.
     Clinical investigations typically involve three phases. Phase I is conducted to evaluate the safety of the experimental product in humans, and if possible, to gain early evidence of effectiveness.
Phase I studies also evaluate various routes, dosages and schedules of product administration. The demonstration of therapeutic benefit is not required in order to complete Phase I successfully. If acceptable product safety is demonstrated, the Phase II studies are initiated.
The Phase II trials are designed to evaluate the effectiveness of the product in the treatment of a given disease and, typically, are well-controlled, closely monitored studies in a relatively small number of patients.
     The optimal routes and schedules of administration are determined in these studies. As Phase II trials are successfully completed, Phase III studies will be commenced. Phase III studies are expanded, controlled and uncontrolled trials which are intended to gather additional information about safety and efficacy in order to evaluate the overall risk/benefit relationship of the experimental product and provide an adequate basis for physician labeling. These studies also may compare the safety and efficacy of the experimental device with currently available products. It is not possible to estimate the time in which Phase I, II and III studies will be completed with respect to a given product, although the time period is often as long as several years.
     Following the successful completion of these clinical investigations, the preclinical and clinical evidence that has been accumulated is submitted to the FDA as part of the product license application ("PLA"). Approval of the PLA or IND is necessary before a company may market the product. The approval process can be very lengthy and depends upon the time it takes to review the submitted data and the FDA's comments on the application and the time required to provide satisfactory answers or additional clinical data when requested.
     In addition to the regulatory framework for product approvals, the Company is and may be subject to regulation under state and federal law, including requirements regarding occupational safety, laboratory practices, the use, handling and disposition of radioactive materials, environmental protection and hazardous substance control, and zmay be subject to other present and possible future local, state, federal and foreign regulation, including future regulation of the biotechnology field.

           Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations


OVERVIEW

The Company's only active business in the operation of its subsidiary, Xenogenex, Inc., which is engaged in biotech research. There is currently no business activity associated with its helicopter technology.


RESULTS FROM OPERATIONS

Of the Selling, General and Administrative expenses, substantially 100% is attributable to Exten Industries, Inc. overall operations, Xenogenex's portion of these expenses have been reduced in total from past quarters. Salaries and wages are included in the Selling, General & Administrative costs. The Company during the nine months ended August 31, 1996 adjusted the carrying value of two investments that are/were held on the books. The Company adjusted the carrying value of the Grand Canyon property and the Group Med license for a total adjustment of $264,000. The Company believes this adjustment to the carrying value of the land valuation and the recission of the licensing agreement to be proper. The Company is actively pursing its liver technology with other business ventures and potential technology investors. Most, if not all, expenses incurred during the nine months ended are either for the pursuit of the liver technology or the pursuit of general investment funds.

The Company during the third quarter of 1996 exchanged approximately $1 million in intercompany receivable for all the assets and the assumption of certain debts of its subsidiary, Xenogenex, Inc. The Company has offered to exchange common stock of the Company for the shares of Xenogenex held by the minority shareholders. The Company believes that these minority shareholders will exchange their shares of Xenogenex, Inc. based upon this offer.


LIQUIDITY AND CAPITAL RESOURCES

The current ratio of assets to liabilities is .833 to 1.   During the
fiscal first quarter of 1996, the Company's cash requirements were met by increasing debt and sales of common stock. The Company is seeking working capital from various sources but no assurance can be given that sufficient working capital will be obtained for the Company to adequately fund its research and development and other activities.

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


C)           Union Bank Litigation.
          1.  Los Angeles County Superior Court, State of California.
          2.  August 12, 1992.
          3. Union Bank as plaintiff. Exten Industries, Inc., as a defendant.
          4. Lawsuit to enforce a loan guarantee executed by Exten for a loan to its subsidiary ADC Industries, Inc.
          5. Relief sought: Monetary Payment. Judgment entered against Exten Industries, Inc., on February 23, 1994 in the amount of $300,000. There are four other guarantors on this loan. The Company intends to aggressively pursue equitable indemnification from these parties. On July 20, 1994, the Company entered into a settlement with Union Bank that allows the Company to pay Union Bank $150,000 in full by February 2, 1996. If the Company does not pay $150,000 to Union Bank by February 2, 1996, then Union Bank is entitled to pursue the Company for the full $300,000 plus interest and other costs from the date of the February 23, 1994 judgment.



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


                              EXTEN INDUSTRIES, INC.


Date:     10/28/96                 By: /S/ W. Gerald Newmin
                                      -----------------------------------
                                      W. Gerald Newmin
                                      Chairman, Chief Executive Officer


Date:     10/28/96                 By:  /S/ William R. Hoelscher
                                      -----------------------------------
                                      William R. Hoelscher
                                      Director, Vice-President