Form 10KSB
period 1996-11-30
EXTEN INDUSTRIES INC
filed 1997-09-19
CIK 811779

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-KSB

(X)  Annual Report Pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934 (Fee Required)
For the fiscal year ended November 30, 1996

( )  Transition Report Pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934 (No Fee Required)
For the transition period from ___________ to __________

                          Commission File Number 0-16354

                              EXTEN INDUSTRIES, INC.
              (Exact name of registrant as specified in its charter)

             DELAWARE                             52-1412493
(State or other jurisdiction of     (IRS Employer ID No.)
 incorporation or organization)

                        9625 BLACK MOUNTAIN ROAD, SUITE 218
                            SAN DIEGO, CALIFORNIA 92126
                     (Address of principal executive offices)

                                  (619) 578-9784
               (Registrant's telephone number, including area code)

            Securities registered pursuant to Section 12(b) of the Act:
                           Common Stock $0.01 per share

            Securities registered pursuant to Section 12(g) of the Act:
                                       None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement
for the past 90 days.  YES  X    NO _____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Issuer's revenues for its most recent fiscal year: $0. State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). As of May 27, 1997: $1,785,500. As of May 29, 1997, there were 29,762,432 Shares outstanding.

                       Documents Incorporated by Reference:
                                       None


                              EXTEN INDUSTRIES, INC.
                                    FORM 10-KSB

                                       INDEX
PART I

Item 1.  DESCRIPTION OF BUSINESS  . . . . . . . . . . . . . . . . 4
               Background of the Company. . . . . . . . . . . . . 4
               Factors Which May Affect Future Results  . . . . . 5
               Business of Exten.. . . . . . . . . . .  . . . . . 8
                  Business of Xenogenex, Inc.. . . . .  . . . . . 8
                  Patents & Proprietary Technology . .  . . . . . 9
                  Intense Competition. . . . . . . . . .. . . . . 9
                  Government Regulations . . . . . . . .  . . . . 9
                  Therapeutic Products . . . . . . . . .  . . . . 9
                  Agreements for SYBIOLR Artificial
                     Liver Development . . . . . . . . . . . . .  10
                  St. Louis University Health Sciences Center. . .10

               Employees . . . . . . . . . . . . . . . . . . . . .11

Item 2.  DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . .11

Item 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . .12

Item 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITIES STOCKHOLDERS . . . .. . . . . . . . . . . .12
PART II
Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . .12

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
               Results of Operations . . . . . . . . . . . . . . .18
               Liquidity and Capital Resources. . . . . . . . .. .20
               Xenogenex, Inc. . . . . . . . . . . . . . . . . . .20

Item 7.  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . .21

Item 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE. . . . . . . . . . . . . . . . . . . . . . .  21


PART III
Item 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; REGISTRANT COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
         ACT  . . . . . . . . . . . . . . . . . . . . . . . . . . 21

Item 10. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . .22
         Non-Cash Compensation . . . . . . . . . . . . . . . . . .23

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT . . . . . . . . . . . . . . . . . .24
               Stock Options Outstanding . . . . . . . . . . . . .24

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . 25

Item 13. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . .29
                  Reports on Form 8-K. . . . . . . . . . . . . . .29

CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . .30

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . 45



                                      PART I

                          Item 1. DESCRIPTION OF BUSINESS

Background of the Company

Between 1985 and 1990 the Company provided merchant banking services for small businesses. As compensation for these services the Company received both cash and common stock in the companies. The Company distributed shares of stock in some of these companies to its shareholders as dividends in kind. The Company distributed stocks in Import International, Inc., Olympus Technology Corporation, Inc., Multiphonics Corporation, Dionne, Inc., Sun Harbor Financial Resources, Inc., U.S. Environmental, SDI Holdings, Inc. and Access HealthNet.

In October of 1990 the Company's Board of Directors decided on a major change in the Company's business. Due to the difficulty of raising capital for its small business merchant banking clients, the Company decided to change its business emphasis to that of becoming a diversified company. The merchant banking would be combined on a smaller scale with more substantial companies. The Company's merchant banking experience would be primarily directed to the acquisition of varied business for the Company.

In November 1990, the Company acquired all of the capital stock of ADC Industries Corporation, Inc. ("ADC"), a precision product machining house specializing in the custom manufacture of storage tank valves. The acquisition of ADC was accounted for as a pooling of interest. On September 30, 1993, ADC ceased operations. The Company sold its interests in ADC and on November 29, 1993 ADC filed for liquidation under Chapter 7 of the U.S. Bankruptcy Code.

In September of 1991 the Company acquired all of the
outstanding stock of Xenogenex, Inc. ("Xenogenex"), formerly known as Ascot Close Research Institute, Ltd. At that time Xenogenex was funding research on xenogeneic transplants with a major West Coast
medical center.   Xenogenex had the rights to the commercial
development of the research work.

In 1992, the Company acquired the rights to a hydraulic control technology with primary applications to computer control of hydraulic machine tools and to the control of helicopter rotor blades. The machine control is marketed under the name "Navigator 360"; the rotor control, in the early conceptual stage, is named the "Smart Head". In 1992, the Navigator 360 technology was sold to a company of which Malcolm D. Campbell is an officer.

On February 24, 1992 Exten purchased all rights to the technology for an innovative helicopter flight control system from the inventors. The concept, which involves loop hydraulic control of blade pitch, is known as the "Smart Head".

On May 19, 1992 Exten entered into a joint venture agreement with Navmatic Corporation for development of the Smart Head. Navmatic Corporation, which manufactures an unique electronic and mechanical interface for computer numerical control of hydraulic machine tools, and which employs the Smart Head inventors as consultants, has the technical ability and the business posture to pursue development of the concept. The Company has no plans to develop this technology. Under the joint venture agreement, a mechanical model to demonstrate the feasibility of the basic hydraulic control mechanisms proposed has been constructed and successfully operated.

In 1993, the Company divested itself of ADC Industries, Inc., leaving development of the synthetic bio-liver ("SYBIOL") through its subsidiary Xenogenex, Inc. as the Company's only proposed business.



                 Item 1a.  FACTORS WHICH MAY AFFECT FUTURE RESULTS


        An investment in the Common Stock of the Company involves a high degree of risk. In addition to the other information contained in this Form 10-KSB, prospective investors should carefully consider the following risk factors:

1. Significant and Repeated Losses. During fiscal 1996, the Company's most recent fiscal year, the Company's losses were ($950,222) compared to losses of ($3,580,087) in fiscal 1995. In addition, during fiscal 1992, 1993, and 1994 the Company lost ($880,844), ($1,355,531), and ($1,351,477) respectively. The
Company faces all the risks inherent in a new business. The Company's Xenogenex subsidiary, is without any record of earnings and sales. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they may lose all or substantially all of their investment.

2. Qualified Opinion. The Company's independent public accountants issued a qualified opinion on the Company's financial statements for the years ended November 30, 1996, 1995 and 1994 with respect to uncertainties concerning the Company's ability to continue as a going concern.

3. Lack of Revenues. The Company's only active business is the research and development activities from which the Company generates little or no stream of revenues and there can be no assurance that the Company will ever generate any revenues in the near future. As a result, the Company may continue to incur losses and any investor who purchases or acquires any shares of the Company's Common Stock will likely incur further substantial dilution and loss in the value of their investment.

4. Significant and Increasing Current Liabilities & Default. As of November 30, 1996, the Company had $994,361 in current debts and other obligations that are due and payable on or before November 30, 1997. Included in the amounts due by November 30, 1997 is $343,072 in notes payable currently in default together with other current liabilities. Further, as of November 30, 1996, the Company had over 38 times as many current liabilities as it had current assets. In the event that the Company is not able to generate sufficient cash resources to pay these and other current liabilities on or before their due date, the Company will likely incur substantial additional costs and expenses and otherwise risk whatever claims creditors may assert against the Company in connection with any default thereby. This may result in an investor losing all or substantially all of their investment.

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

6. Negative Working Capital & Negative Cash Flow. As of November 30, 1996, the Company had Total Current Liabilities of $994,361 and Total Current Assets of $25,579 with the result that the Company had negative working capital of ($968,782) as Total Current Liabilities exceeded Total Current Assets by that amount. While the Company's management seeks additional financing for the Company to complete its business plan, there can be no assurance that the Company will obtain any additional financing or, if it is obtained, that it can be obtained on terms reasonable in view of the Company's current circumstances. In addition, the Company has experienced negative cash flow for the 1992, 1993, 1994, 1995 and 1996 fiscal years.

7. Potential Dilution. Funding of the Company's proposed business plan will result in substantial and on-going dilution of the Company's existing stockholders. During 1996, the Company issued 6,300,227 additional shares of its common stock in connection with its operations while incurring continuing and ever-increasing financial losses. While there can be no guarantee that the Company will be successful in raising additional capital, if the Company is successful in obtaining any additional capital, existing stockholders will incur substantial dilution.

8. Default on Indebtedness. The Company was in default on its repayment of a certain loan totalling $343,072 (as of November 30, 1996) (the "Loan") with Union Bank and a former officer of the Company, Robert H. Goldsmith, asserts that the Company has defaulted on approximately $388,000 in promissory notes. While Union Bank has sued the Company and has aggressively sought repayment of the Loan, together with interest, and fees due with the result that Union Bank has obtained a judgement against the Company, the Company's management has attempted, without success to negotiate an acceptable payment program with Union Bank and there is no guarantee that the Company will be able to pay the monies required to settle this matter. In addition, the Company had over $994,361 in liabilities all due and payable on or before November 30, 1997. In the event that the Company is not able to generate additional cash from the sale of the Company's securities or otherwise obtain funds on some other basis, the Company will remain in default on its obligations and likely default on obligations to other creditors with the result that any investor in the Company's common stock will lose all or substantially all of their investment.

9. Government Regulation and Product Approvals. The Company's research, testing, preclinical development, clinical trials, manufacturing, and marketing of its proposed therapeutic products is subject to extensive and ever-changing regulation by numerous governmental authorities in the United States and other countries. Clinical trials, manufacturing, and marketing of products in the U.S. will be subject to the rigorous testing and approval processes of the U.S. Food and Drug Administration (the "FDA") and by comparable regulatory authorities in foreign countries. The testing and regulatory approval process will likely take several years and require the expenditure of substantial resources. Any testing of the Company's proposed products may not support the safety and efficacy of the Company's products. There can be no assurance that the Company will gain any regulatory approvals for the Company's proposed products or, if such approvals are obtained, that such approvals may be limited and far narrower than those sought by the Company. To the extent that the above information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions currently in effect. Any change in applicable law or regulation may have a material effect on the business and prospect of the Company.

10. Lack of Independent Evaluation of Technology & Commercial Viability. The Company's current management does not possess any studies performed by an independent third party which demonstrate that the synthetic bio-liver technology has ever been rigorously evaluated. There can be no assurance that this technology offers safe, efficacious, and cost-effective therapeutic attributes relative to those provided by competing technologies or, if it does, that the technology is commercially viable.

11. Costs of Litigation. The Company is involved in a fee dispute in connection with a law firm that previously represented the Company. While the Company seeks to resolve this dispute on terms favorable to the Company, there can be no assurance that the Company will be successful or that the costs incurred will not exceed any benefits that the Company may derive from this litigation.

12. Limited Management. The Company currently has only one full time officer and one full-time employee. The Company's limited cash flow and financial resources do not allow the Company to increase or add to the Company's full time management and there can be no guarantee that the Company's cash flow and financial resources will increase in the near future. As a result, the Company continues to rely upon consultants and others for a large part of its operations and the research and development work.

13. Lack of Dividends. The Company has never paid any cash dividends on its common stock. The Company's board of directors intends to retain profits, if any, to finance the Company's business.

14. Limited Market for Common Stock. The Company's Common Stock, traded on the Electronic Bulletin Board (OTC), has experienced significant price fluctuations and will likely remain highly volatile in the future. There can be no assurance that a meaningful trading market for the Company's Common Stock will be established, or, if established, that it can be maintained for any significant period.

15. Valuations & Prior Asset Acquisitions. The Company's current management has determined that the values accorded certain assets acquired in prior years be revalued to reflect lower carrying values in light of current market circumstances. While management believes that current carrying values for these assets more accurately reflect likely recovery values, there can be no assurance that the Company will not later revalue the Company's assets further.

16. Possible Rule 144 Stock Sales. As of November 30, 1996, the Company had a substantial amount of shares of the Company's outstanding Common Stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least three years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

17. Possible Stock Sales - Regulation S & Form S-8 Registration Statement. The Company has periodically issued shares to non-U.S. citizens under Regulation S. In addition, the Company has utilized the services of consultants and, in this connection, the Company has issued shares of the Company's Common Stock and registered these shares for sale on Form S-8. The shares issued under Regulation S become freely-tradeable 41 days after issuance. The shares registered on Form S-8 are immediately freely-tradeable. As a result, the Company's issuance of shares pursuant to Regulation
S and Form S-8 likely depresses the market price of the Company's Common Stock. While the Company's management intends to carefully evaluate the need to issue shares of the Company's Common Stock on this basis, the Company's meager financial resources will likely prevent the Company from limiting its use of Regulation S and Form S-8, with the result that the market price of Company's Common Stock will likely be depressed by the registration and sale of shares on an on-going basis.

18. Risks of Low Priced Stocks. Trading in the Company's Common Stock is limited. Consequently, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities.

        Under such rules, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are also exempt from this rule if the market price is at least $5.00 per share, or for warrants, if the warrants have an exercise price of at least $5.00 per share. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stocks and for trades in any stock defined as a penny stock.

        The Commission has recently adopted regulations under such Act which define a penny stock to be any NASDAQ or non-NASDAQ equity security that has a market price or exercise price of less than $5.00 per share and allow for the enforcement against violators of the proposed rules.

        In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving a penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale.

        Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities, and, if the broker/dealer is the sole market-maker, the broker/dealer must disclose this fact and its control over the market.

        Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stock are exempt from all but the sole market-maker provision for (i) issuers who have $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years), (ii) transactions in which the customer is an institutional accredited investor and (iii) transactions that are not recommended by the broker/dealer. In addition, transactions in a NASDAQ security directly with the NASDAQ market-maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives.

        Finally, all NASDAQ securities are exempt if NASDAQ raised its requirements for continued listing so that any issuer with less than $2,000,000 in net tangible assets or stockholder's equity would be subject to delisting. These criteria are more stringent than the proposed increase in NASDAQ's maintenance requirements. The Company's securities are subject to the above rules on penny stocks and the market liquidity for the Company's securities could be severely affected by limiting the ability of broker/dealers to sell the Company's securities.

Business of Exten

        As of November 30, 1996, the Company's only active business is the proposed research and development activities of SYBIOL
Technology.

Xenogenex, Inc.

Business of Xenogenex, Inc.

        Xenogenex, Inc. ("Xenogenex") was incorporated in California on July 30, 1991 for the purpose of funding biotech research. On September 11, 1991 the Company signed a research contract with Cedars-Sinai Medical Center in Los Angeles, California. The research contract was for the genetic manipulation of human to pig target antigens and xenogeneic transplants. Xenogeneic transplants involve the use of donor organs from species other than humans.
The major objective of the research was to discover a way to transplant organs (heart, liver, lung and kidney) from a pig into a human.

        In March of 1993 Xenogenex received all the rights to a synthetic bio-liver ("SYBIOL") developed for Xenogenex under contract with Cedars-Sinai Medical Center. A patent application is presently pending on the process utilized by the SYBIOL device and the Company has applied for trademark protection for the SYBIOL tradename. In July 1996, the Company acquired all of the assets of Xenogenex; and, as as result, as of November 30, 1996, the Company owned all assets of Xenogenex.

        On August 31, 1995, the Company entered into a license agreement (the "GMI License") with GroupMed International, Inc. ("GMI"). Under the terms of the GMI License, the Company granted GMI the exclusive right and license to manufacture, market, and sell the technology and patents held by Xenogenex in Mexico, Central America, and South America. Subsequently, the Company terminated the GMI License due to lack of consideration.

        In addition to the other information contained in this Form 10-KSB, prospective investors should carefully consider the following risk factors:

1. Patents and Proprietary Technology. Any proprietary protection that the Company can obtain and maintain will be important to its proposed business. The Company has exchanged its U.S. patent application for a P.C.T. filing and has filed a patent application in China. The patent positions of bio-pharmaceutical and biotechnology firms, as well as academic and other research institutions, are uncertain and involve complex legal and factual questions. Accordingly, no firm predictions can be made regarding the bio-pharmaceutical and biotechnology patents or whether the Company will have the financial resources to aggressively protect its rights.

2. Intense Competition. Competition from other biotechnology and pharmaceutical companies and from research and academic institutions is intense and is expected to increase. Competitors or potential competitors of the Company have filed applications for, or have been issued, certain patents, and may obtain additional patents and proprietary rights, relating to technologies competitive with those of the Company. Accordingly, there can be no assurance that the Company's patent applications will result in patents being issued or that, if issued, such patents will provide protection against competitive technology that circumvents such patents or will be held valid by a court of competent jurisdiction; nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent. Furthermore, there can be no assurance that licenses that might be required for the Company's processes or products would be available on reasonable terms, if at all. The Company also intends to rely upon unpatented trade secrets, know-how and continuing technological innovation to develop and maintain its competitive position. No assurance can be given that others will not independently develop substantially equivalent proprietary information and technology, or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to its unpatented trade secrets.

3. Government Regulation. The Company's present and proposed activities are subject to regulation by numerous governmental authorities in the United States and other countries. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions currently in effect. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company.

4. Therapeutic Products. The Company's products will be subject to regulation in the U.S. by the Food and Drug Administration ("FDA") and by comparable regulatory authorities in foreign jurisdictions. The products produced will be classified as "biologics" regulated under the Public Health Service Act and the Federal Food, Drug and Cosmetic Act. Development of a therapeutic product for human use is a multi-step process. First, animal or in vitro testing must establish the potential safety and efficacy of the experimental product in a given disease. Once the product has been found to be reasonably safe and potentially efficacious in animals, suggesting that human testing would be appropriate, an Investigational New Drug ("IND") application is submitted to the FDA. FDA approval is necessary before commencing clinical investigations. That approval may, in some circumstances, involve substantial delays.

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

        Following the successful completion of these clinical investigations, the preclinical and clinical evidence that has been accumulated is submitted to the FDA as part of a product license application ("PLA"). Approval of the PLA or IND is necessary before a company may market the product. The approval process can be very lengthy and depends upon the time it takes to review the submitted data and the FDA's comments on the application and the time required to provide satisfactory answers or additional clinical data when requested.

        In addition to the regulatory framework for product approvals, the Company is and may be subject to regulation under state and federal law, including requirements regarding occupational safety, laboratory practices, the use, handling and disposition of radioactive materials, environmental protection and hazardous substance control, and may be subject to other present and possible future local state, federal and foreign regulation, including future regulation of the biotechnology field.


Agreements for SYBIOL Development


  St. Louis University Health Sciences Center

        The Company, through its Xenogenex subsidiary, entered into a sponsored research agreement with the St. Louis University Health Sciences Center to direct and document the research and development of its synthetic bio-liver, SYBIOL, into a clinical system.

        Dr. Li was the Director of the Surgical Research Institute at St. Louis University and an internationally renowned expert in liver cell biology, toxicology and drug metabolism. Prior to joining SLU, he headed the Liver Biology Department at Monsanto Company in St. Louis. Dr. Li also served as Chief Scientific Officer of Xenogenex. St. Louis University Health Sciences Center is known for its excellence in providing medical care and medical research, especially in organ transplantation and artificial internal organ research. The medical center is one of the few institutions with a research institute dedicated to surgical research.

        On November 30, 1995, the Company terminated its agreement with the St. Louis University Health Sciences Center (the "Center") and Dr. Albert Li and currently the Company is seeking the return of all documents and laboratory equipment. During the period of the sponsored research agreement, the Company spent approximately $452,000 on research and laboratory equipment. The Company has continued with its dialogue with the Center and has not furthered the Company's progress in obtaining the return of documents and laboratory equipment held by the Center. Therefore, the Company has written down the equipment held at the Center to a net value of $0.

China Joint Venture

        The Company and a Hong Kong business group formed a Hong Kong corporation, TECA International, Ltd. ("TECA") under a joint venture agreement. TECA, which at the time was 40% owned by the Company, was required to provide funding for the next five years. TECA was licensed to produce and sell Xenogenex's synthetic bio-liver in Asia, Australia, and New Zealand.

        TECA has arranged, through a joint venture, for the manufacturing and distribution SYBIOL in China. A SYBIOL unit has been shipped to Number 301 Military Hospital in Beijing, China. The Company is not able to predict whether the venture in China will generate any revenues for the Company or whether it will be commercially viable. And although the Company believes the incidence of liver disease in Asia is far greater than in the United States, the Company has not conducted or received any third party research or evaluation of this market and there can be no assurance that the Company will gain any commercially profitable opportunities at any time in the near future.

        Prior to the close of the 1996 fiscal year and after discussions with counsel, the Company and TECA determined that the viability of the project and the realization of any further studies and efforts were going to be minimal with respect to the SYBIOL technology and has written off the equity in the joint venture and the costs and other associated expenditures with TECA in the amount of $133,670.

Competition

        The Company is engaged in businesses characterized by extensive research efforts, rapid technological change, and intense competition. Competition can be expected to increase as technological advances are made and commercial applications broaden. The industries in which the Company seeks to compete are characterized by substantial competition involving biotechnology and major bio-pharmaceutical, chemical and biological testing companies. Many of the Company's existing and potential competitors have substantially greater financial, research and development, clinical, regulatory, marketing and production resources than those of the Company and may be better equipped than the Company to develop, manufacture and market competitive therapeutic products or testing services. These companies may develop and introduce products and services competitive with, superior to, or less costly than those of the Company, thereby rendering some of the Company's technologies and products and services under development less competitive or obsolete.

Employees

        Exten.  As of May 29, 1997, Exten had no employees.  The
Company is managed by its officers and directors.

        Xenogenex. As of May 29, 1997, Xenogenex had no employees. The Company is managed by its officers and directors.

        General. All of the above companies consider their relations with their employees to be excellent and none are subject to any union contracts.

                         Item 2.  DESCRIPTION OF PROPERTY
Exten

        Lease. Exten leases approximately 1,700 square feet of space, at $500 per month, in a modern office building. Exten's lease ends on August 31, 1997.

        Arizona. On February 28, 1992 the Company exchanged 170,000 shares of common stock and 170 shares of preferred stock, convertible into 170,000 shares of common stock, for real estate in Arizona comprised of 240 undeveloped lots approximately 70 miles south of the Grand Canyon. This property is pledged to secure a $250,000 loan to Xenogenex, Inc., a subsidiary of the Company. In 1994 the Company sold four of these lots to pay property taxes. As a result and as of November 30, 1996, the Company owned 236 of these lots.


        The Company is seeking to sell the Arizona property as part of an agreement with its creditors. However, there can be no assurance that the Company will successfully settle its creditors' claims or, if it is successful, that any settlement will be achieved on terms that are reasonable in light of the Company's current circumstances.

Xenogenex

       During the fiscal year ending November 30, 1996, Xenogenex was provided offices and clerical services by its parent, Exten and did not have separate offices.

       On July 15, 1996, the Company acquired all of the assets of Xenogenex, Inc. in exchange for the Company's assumption of certain of the outstanding debt of Xenogenex.


                            Item 3.  LEGAL PROCEEDINGS

       As of May 29, 1997, there were no pending legal proceedings involving the Company which, in the opinion of management, after discussion with legal counsel, were of a material nature except the following:

1.  Zampi & Associates Litigation

       (1)     San Diego County Superior Court, State of California
       (2)     October 16, 1996.
       (3)     Zampi & Associates as plaintiff.  Exten Industries,
               Inc. as a defendant.
       (4)     Lawsuit to collect legal fees.
       (5)     Relief Sought:  Monetary payment.

2.  Steven A. Lyman Litigation

       (1)     San Diego County Superior Court, State of California
       (2)     December 12, 1996.
       (3)     Steven A. Lyman as plaintiff.  Exten Industries, Inc.
                 as a defendant.
       (4)     Lawsuit to recover monies from purchase of stock.
       (5)     Relief sought:  Monetary judgement.

           Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No meeting of the Company's shareholders was held in 1996.

                                     PART  II

               Item 5.  MARKET FOR THE REGISTRANTS COMMON STOCK AND
                            RELATED STOCKHOLDER MATTERS

       The Company's Common Stock was traded on the Philadelphia
Stock Exchange ("Exchange") from May 5, 1989 to June 14, 1994.
From June 14, 1994 to the present, the Company's Common Stock has traded OTC (Electronic Bulletin Board).

       At the Annual Meeting of Shareholders held on July 11, 1990 the shareholders approved a reverse split of the Common Stock. The shareholders voted to exchange 7 old shares for 1 new share. The reverse split was effective midnight, August 31, 1990. The Company had a subsequent reverse split of 1 for 2 effective August 10, 1991, and a 1 for 10 reverse split effective November 30, 1992.

       The table below shows the closing sales prices for Exten Common Stock as reported by the Exchange. All prices have been adjusted to reflect a 1 for 7 reverse split of Exten's outstanding Common Stock on August 31, 1990 and the 1 for 2 reverse split on August 10, 1991 and the 1 for 10 reverse split on November 30, 1992.

       Prices are not adjusted for six percent (6%) stock dividends for shareholders of record November 30, 1991 and November 30, 1992.

Calendar Year ended December 31,         High          Low

             1994
             First Quarter               1.56          .75
             Second Quarter              1.19         .375
             Third Quarter                .44        .0625
             Fourth Quarter               .31        .1875

             1995
             First Quarter                .33          .07
             Second Quarter               .27          .15
             Third Quarter                .25          .09
             Fourth Quarter                .1          .07

             1996
             First Quarter               .12           .06
             Second Quarter              .08           .04
             Third Quarter               .13           .06
             Fourth Quarter              .09           .03

           No cash dividends have been paid on Exten Common Stock and no change of this policy is under consideration by the Board of Directors.

           The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements, and condition, opportunities for reinvesting earnings, business conditions, and other factors. The number of shareholders of the Company's Common Stock on November 30, 1996 was approximately 2,300.

             The following Securities were sold by the Company without registering the securities under the Securities Act of 1933 under the claim of exemption stated.

             On February 17, 1995, the Company issued 1,000,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis. These Shares were sold to an corporation domiciled in Canada pursuant to the exemption allowed under Regulation S of the Securities Act of 1933. These Shares were sold by the Company without the assistance of any underwriter or broker-dealer at a price of nine cents ($.09) each which resulted in the Company receiving $90,000 in gross proceeds before legal, accounting and related offering costs.

             On March 15, 1995, the Company issued 500,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis. These Shares were sold to an corporation domiciled in Bermuda pursuant to the exemption allowed under Regulation S of the Securities Act of 1933. These Shares were sold by the Company without the assistance of any underwriter or broker-dealer at a price of twelve and one-half cents ($.125) each which resulted in the Company receiving $62,500 in gross proceeds before legal, accounting and related offering costs.

             On September 18, 1995, the Company issued 1,000,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis. These Shares were sold to an corporation domiciled in Bermuda pursuant to the exemption allowed under Regulation S of the Securities Act of 1933. These Shares were sold by the Company without the assistance of any underwriter or broker-dealer at a price of nine cents ($.09) each which resulted in the Company receiving $90,000 in gross proceeds before legal, accounting and related offering costs.

             On March 15, 1995, the Company issued 1,000,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis. These Shares were sold to an corporation domiciled in Canada pursuant to the exemption allowed under Regulation S of the Securities Act of 1933. These Shares were sold by the Company without the assistance of any underwriter or broker-dealer at a price of nine cents ($.09) each which resulted in the Company receiving $90,000 in gross proceeds before legal, accounting and related offering costs.

             On July 13, 1995, the Company issued 500,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis. These Shares were sold to an corporation domiciled in Canada pursuant to the exemption allowed under Regulation S of the Securities Act of 1933. These Shares were sold by the Company without the assistance of any underwriter or broker-dealer at a price of six cents ($.06) each which resulted in the Company receiving $30,000 in gross proceeds before legal, accounting and related offering costs.

             On July 13, 1995, the Company issued 500,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis. These Shares were sold to an corporation domiciled in Canada pursuant to the exemption allowed under Regulation S of the Securities Act of 1933. These Shares were sold by the Company without the assistance of any underwriter or broker-dealer at a price of six cents ($.06) each which resulted in the Company receiving $30,000 in gross proceeds before legal, accounting and related offering costs.

             On October 16, 1995, the Company issued 1,000,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis. These Shares were sold to an corporation domiciled in Canada pursuant to the exemption allowed under Regulation S of the Securities Act of 1933. These Shares were sold by the Company without the assistance of any underwriter or broker-dealer at a price of six cents ($.06) each which resulted in the Company receiving $60,000 in gross proceeds before legal, accounting and related offering costs.

             On November 13, 1996, the Company issued 1,000,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis. These Shares were sold to an corporation domiciled in Canada pursuant to the exemption allowed under Regulation S of the Securities Act of 1933. These Shares were sold by the Company without the assistance of any underwriter or broker-dealer at a price of seven and one-half cents ($.075) each which resulted in the Company receiving $75,000 in gross proceeds before legal, accounting and related offering costs.

             On December 1, 1996, the Company issued 1,000,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis. These Shares were sold to an corporation domiciled in the Bahamas pursuant to the exemption allowed under Regulation
S of the Securities Act of 1933. These Shares were sold by the Company without the assistance of any underwriter or broker-dealer at a price of five cents ($.05) each which resulted in the Company receiving $50,000 in gross proceeds before legal, accounting and related offering costs.

             On August 14, 1995, the Company issued 200,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis pursuant to the exemption allowed under Section
4(2) of the Securities Act of 1933. (representing the exercise of a stock option previously granted). These Shares were sold to an investors by the Company without the assistance of any underwriter or broker-dealer at a price of twelve cents ($.12) each which resulted in the Company receiving $24,000 in gross proceeds before legal, accounting and related offering costs.

             On September 18, 1995, the Company issued 27,500 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis pursuant to the exemption allowed under Section
4(2) of the Securities Act of 1933. These Shares were sold to an investors by the Company without the assistance of any underwriter or broker-dealer at a price of twelve cents ($.12) each which resulted in the Company receiving $3,300 gross proceeds before legal, accounting and related offering costs.

             On September 6, 1995, the Company issued 450,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis pursuant to the exemption allowed under Section
4(2) of the Securities Act of 1933. The Shares were sold to an investors by the Company without the assistance of any underwriter or broker-dealer at a price of twelve cents ($.12) each which resulted in the Company receiving $54,000 gross proceeds before legal, accounting and related offering costs.

             On September 6, 1995, the Company issued 100,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis pursuant to the exemption allowed under Section
4(2) of the Securities Act of 1933. These Shares were sold to an investors by the Company without the assistance of any underwriter or broker-dealer at a price of twelve cents ($.12) each which resulted in the Company receiving $12,000 gross proceeds before legal, accounting and related offering costs.

             On January 10, 1995, the Company issued 710,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis. These Shares were issued as payment for consulting services by an investor domiciled in Canada pursuant to the exemption allowed under Regulation S of the Securities Act of 1933. These Shares were sold by the Company without the assistance of any underwriter or broker-dealer at a price of ten cents ($.10) each which resulted in the Company receiving $71,000 in gross proceeds before legal, accounting and related offering costs.

             On April 7, 1995, the Company issued 300,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis. These Shares were issued as payment for consulting services by an investor domiciled in Canada pursuant to the exemption allowed under Regulation S of the Securities Act of 1933. These Shares were sold by the Company without the assistance of any underwriter or broker-dealer at a price of fifteen cents ($.15) each which resulted in the Company receiving $45,000 in gross proceeds before legal, accounting and related offering costs.

             On August 17, 1995, the Company issued 720,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis. These Shares were issued as payment for consulting services by an investor domiciled in Canada pursuant to the exemption allowed under Regulation S of the Securities Act of 1933. These Shares were sold by the Company without the assistance of any underwriter or broker-dealer at a price of twelve and one-half cents ($.125) each which resulted in the Company receiving $90,000 in gross proceeds before legal, accounting and related offering costs.

             On March 2, 1995, the Company issued 40,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis. These Shares were issued as payment for consulting services by an investor domiciled in Canada pursuant to the exemption allowed under Regulation S of the Securities Act of 1933. These Shares were sold by the Company without the assistance of any underwriter or broker-dealer at a price of eight cents ($.080) each which resulted in the Company receiving $3,200 in gross proceeds before legal, accounting and related offering costs.

             On February 20, 1995, the Company issued 23,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis. These Shares were issued as payment for consulting services by an investor domiciled in Canada pursuant to the exemption allowed under Regulation S of the Securities Act of 1933. These Shares were sold by the Company without the assistance of any underwriter or broker-dealer at a price of eight cents ($.080) each which resulted in the Company receiving $1,840 in gross proceeds before legal, accounting and related offering costs.

             On February 20, 1995, the Company issued 10,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis. These Shares were issued as payment for consulting services by an investor domiciled in Canada pursuant to the exemption allowed under Regulation S of the Securities Act of 1933. These Shares were sold by the Company without the assistance of any underwriter or broker-dealer at a price of eight cents
($.08) each which resulted in the Company receiving $800 in gross proceeds before legal, accounting and related offering costs.

              On February 20, 1995, the Company issued 20,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis. These Shares were issued as payment for consulting services by an investor domiciled in Canada pursuant to the exemption allowed under Regulation S of the Securities Act of 1933. These Shares were sold by the Company without the assistance of any underwriter or broker-dealer at a price of eight cents
($.08) each which resulted in the Company receiving $1,600 in gross proceeds before legal, accounting and related offering costs.

             On February 20, 1995, the Company issued 10,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis. These Shares were issued as payment for consulting services by an investor domiciled in Canada pursuant to the exemption allowed under Regulation S of the Securities Act of 1933. These Shares were sold by the Company without the assistance of any underwriter or broker-dealer at a price of eight cents ($.08) each which resulted in the Company receiving $800 in gross proceeds before legal, accounting and related offering costs.

             On February 20, 1995, the Company issued 60,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis. These Shares were issued as payment for consulting services by an investor domiciled in Canada pursuant to the exemption allowed under Regulation S of the Securities Act of 1933. These Shares were sold by the Company without the assistance of any underwriter or broker-dealer at a price of eight cents ($.08) each which resulted in the Company receiving $4,800 in gross proceeds before legal, accounting and related offering costs.

             On May 2, 1995, the Company issued 129,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis. These Shares were sold to an corporation domiciled in Bermuda pursuant to the exemption allowed under Regulation S of the Securities Act of 1933. These Shares were sold by the Company without the assistance of any underwriter or broker-dealer at a price of fifteen cents ($.15) each which resulted in the Company receiving $19,350 in gross proceeds before legal, accounting and related offering costs.

             On September 6, 1995, the Company issued 500,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis. These Shares were issued to acquire a 20% equity interest in Onstar Industries, Inc., a Hong Kong corporation domiciled in Canada pursuant to the exemption allowed under Section 4(2) of the Securities Act of 1933. These Shares were sold by the Company without the assistance of any underwriter or broker-dealer at a price of twelve and one-half cents ($.125) each which resulted in the Company receiving $62,500 in gross proceeds before legal, accounting and related offering costs.

             On November 12, 1996, the Company issued 1,000,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis pursuant to the exemption allowed under Section
4(2) of the Securities Act of 1933. (Settlement of amounts owed)These Shares were sold to investors by the Company without the assistance of any underwriter or broker-dealer at a price of five cents ($.05) each which resulted in the Company receiving $50,000 gross proceeds before legal, accounting and related offering costs.

             On June 29, 1994, the Company issued 25,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis pursuant to the exemption allowed under Section
4(2) of the Securities Act of 1933. These Shares were sold to investors by the Company without the assistance of any underwriter or broker-dealer at a price of forty cents ($.40) each which resulted in the Company receiving $10,000 gross proceeds before legal, accounting and related offering costs.

             On April 4, 1994, the Company issued 30,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis. These Shares were issued as payment for consulting services by an investor domiciled in Canada pursuant to the exemption allowed under Regulation S of the Securities Act of 1933. These Shares were sold by the Company without the assistance of any underwriter or broker-dealer at a price of fifty one and six-tenths cents ($.516) each which resulted in the Company receiving $15,469 in gross proceeds before legal, accounting and related offering costs.

             On April 7, 1994, the Company issued 23,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis. These Shares were issued as payment for consulting services by an investor domiciled in Canada pursuant to the exemption allowed under Regulation S of the Securities Act of 1933. These Shares were sold by the Company without the assistance of any underwriter or broker-dealer at a price of fifty six and three-tenth cents ($.563) each which resulted in the Company receiving $12,938 in gross proceeds before legal, accounting and related offering costs.

             On April 7, 1994, the Company issued 10,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis. These Shares were issued as payment for consulting services by an investor domiciled in Canada pursuant to the exemption allowed under Regulation S of the Securities Act of 1933. These Shares were sold by the Company without the assistance of any underwriter or broker-dealer at a price fifty six and three tenth cents ($.563) each which resulted in the Company receiving $5,625 in gross proceeds before legal, accounting and related offering costs.

             On April 4, 1994, the Company issued 20,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis. These Shares were issued as payment for consulting services by an investor domiciled in Canada pursuant to the exemption allowed under Regulation S of the Securities Act of 1933. These Shares were sold by the Company without the assistance of any underwriter or broker-dealer at a price of fifty six and three-tenth cents ($.563) each which resulted in the Company receiving $11,250 in gross proceeds before legal, accounting and related offering costs.

             On April 1, 1994, the Company issued 10,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis. These Shares were issued as payment for consulting services by an investor domiciled in Canada pursuant to the exemption allowed under Regulation S of the Securities Act of 1933. These Shares were sold by the Company without the assistance of any underwriter or broker-dealer at a price of fifty one and six-tenth cents ($.516) each which resulted in the Company receiving $5,156 in gross proceeds before legal, accounting and related offering costs.

             On April 11, 1994, the Company issued 60,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis. These Shares were issued as payment for consulting services by an investor domiciled in Canada pursuant to the exemption allowed under Regulation S of the Securities Act of 1933. These Shares were sold by the Company without the assistance of any underwriter or broker-dealer at a price of fifty one and six-tenth cents ($.516) each which resulted in the Company receiving $30,938 in gross proceeds before legal, accounting and related offering costs.

             On April 5, 1994, the Company issued 10,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis. These Shares were issued as payment for consulting services by an investor domiciled in Canada pursuant to the exemption allowed under Regulation S of the Securities Act of 1933. These Shares were sold by the Company without the assistance of any underwriter or broker-dealer at a price of fifty one and six-tenths cents ($.516) each which resulted in the Company receiving $15,469 in gross proceeds before legal, accounting and related offering costs.

        Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

             During the latter part of 1990 the Company revised its business plan and began its conversion from a merchant banker into a diversified company. In November of 1990 the Company acquired ADC Industries, Inc. a manufacturer of valves for storage tanks.
In June of 1991 the Company acquired a 21% interest in Pacific International Indemnity, Ltd., on off-shore surplus line writer ("Pacific"). This transaction was rescinded in March 1992. During September of 1991 the Company acquired Xenogenex, Inc., a bio-medical research and development company. In 1992, the Company acquired hydraulic technology applicable to machine and helicopter rotor control. In 1992, the Company divested itself of the machine control technology. In 1993, the Company divested itself of its helicopter technology and sold its subsidiary, ADC Industries. The Company intends to focus its resources on further research and development efforts to be conducted on its SYBIOLR artificial liver technology.

Results of Operations

Fiscal 1996 versus Fiscal 1995

             During the year ended November 30, 1996 ("Fiscal 1996") the Company recorded total revenues of $0 compared to $6,654 in revenues earned during the fiscal year ended November 30, 1995
("Fiscal 1995").   Fiscal 1995's revenues were composed of $96 in
royalties, $5,388 in rents in rental revenues from real estate, and $1,170 in sales revenue.

             During Fiscal 1996, the Company incurred $386,292 in
Consulting Fees which were incurred primarily due to the Company's continued use and reliance on professional services from outside the Company.

             In Fiscal 1996, the Company also incurred $390,561 in General and Administrative Expenses. This decreased by nearly 63% from Fiscal 1995's level of $1,044,403 primarily due to decreased administrative staff and consulting expenses.

             Fiscal 1996 research and development costs declined to $0 from $169,658 in Fiscal 1995 while depreciation and amortization expenses were $16,326 in Fiscal 1996 compared to $21,064 in Fiscal 1995. The decline in research and development costs during Fiscal 1996 reflected the Company's limited financial resources.

             As a result, Total Operating Expenses in Fiscal 1996 were $793,179 compared to Total Operating Expenses of $1,844,704 in
Fiscal 1995. This resulted in the Company recording a Loss from Operations of ($793,179) in Fiscal 1996 compared to a Loss from Operations of ($1,838,050) in Fiscal 1995.

             For Fiscal 1996, the Company recorded interest expense of $273 compared to $22,438 during Fiscal 1995. During Fiscal
1996, the Company also recorded $110,288 in losses on disposition of assets compared to $214,167 in losses recorded upon disposition of assets during Fiscal 1995. The Company also recorded a $60,000 loss on the recission of a technology license to GroupMed International in Fiscal 1996 after previously recording a $60,000 asset in connection with the sale of the license to them in Fiscal 1995. The Company also wrote off its investment in TECA with a $133,670 charge to operations. The Company's Fiscal 1996 operations were greatly impacted by certain Other Income and Expenses. In Fiscal 1996, the Company recorded an extraordinary gain of $147,188 in connection with the re-negotiation of certain indebtedness. This compares to $49,348 in extraordinary gains recognized in Fiscal 1995 resulting from similar re-negotiations and reductions of certain indebtedness.

             As a result, the Company recorded a Net Loss of ($950,222) in Fiscal 1996 compared to a Net Loss of ($3,580,087) in Fiscal 1995, a decrease of nearly 74%. Fiscal 1996 Losses Per Common Share (computed with Common Stock Equivalents and fully diluted) were ($0.03) compared to ($0.23) for the same period during Fiscal 1995.

Fiscal 1995 versus Fiscal 1994

             During the year ended November 30, 1995 ("Fiscal 1995") the Company recorded total revenues of $6,654 primarily from rental revenues on certain real estate compared to $90,594 in revenues earned during the fiscal year ended November 30, 1994 ("Fiscal
1994").   Fiscal 1994's revenues were composed of $63,483 in
royalties, $25,123 in rents in rental revenues from real estate, and $1,988 in sales revenue.

             During Fiscal 1995, the Company incurred $609,579 in
Consulting Fees which were incurred primarily due to the Company's continued use and reliance on professional services from outside the Company.

             In Fiscal 1995, the Company also incurred $1,044,403 in General and Administrative Expenses. This increased by nearly 59% in Fiscal 1994's level of $656,628 primarily due to increased administrative and consulting expenses.

             Fiscal 1995 research and development costs increased by nearly 21% from $140,755 in Fiscal 1994 to $169,658 while depreciation and amortization expenses were $21,064 in Fiscal 1995 compared to $22,596 in Fiscal 1994. The decline in research and development costs during Fiscal 1995 reflected the Company's limited financial resources.

             As a result, Total Operating Expenses in Fiscal 1995 were $1,844,704 compared to Total Operating Expenses of $1,403,671 in Fiscal 1994. This resulted in the Company recording a Loss from Operations of ($1,838,050) in Fiscal 1995 compared to a Loss from Operations of ($1,313,077) in Fiscal 1994.

             For Fiscal 1995, the Company recorded an extraordinary gain of $49,348 in connection with a liquidation of certain indebtedness compared to a similar extraordinary gain of $83,027 in
Fiscal 1994.   Interest Expense declined by over 33% from $33,798
in Fiscal 1994 to $22,438 in Fiscal 1995.

             The Company's Fiscal 1995 operations were greatly impacted by certain Other Income and Expenses. In Fiscal 1995, the Company's management re-evaluated the carrying value of the Company's real estate in Arizona given declining market trends in the market area and changing land use in surrounding real estate market adjoining the real estate parcels held by the Company. The Company plans to sell the Arizona real estate in connection with a contemplated settlement agreement with the Company's creditors.
On this basis, the Company reduced the carrying value of the real estate from $1,654,000 to $47,200.

             In addition, the Company reduced the carrying value of certain shares of GroupMed International, Inc. ("GMI") it received from GMI to reflect the limited liquidity and the current market value of the GMI stock it received in payment under a licensing agreement with GMI.

             The Company also determined that the wrap notes and associated equity purchased during 1992 have an undeterminable value. The Company established a valuation allowance of $356,741 for the entire amounts relative to the wrap notes receivable and payable balances associated with the wrap notes in the amount of $356,741 for the year ended November 30, 1995. This increase for reserves of $356,741 has been reflected within general and administrative expenses for Fiscal 1995.

             The Company also reduced the carrying value of its prior investment in helicopter control technology from $187,500 at the close of Fiscal 1994 to $0 at the close of Fiscal 1995.  The
Company has no plans to develop this technology.   The Company also
reduced the value of a timeshare investment from $9,000 at the close of Fiscal 1994 to $0 at the close of Fiscal 1995.

             As a result of these re-evaluations of the carrying value of the Company's investments, the Company recorded an aggregate
Loss on Disposition and Impairment of Assets of $1,820,967 during Fiscal 1995 compared to a Loss on Disposition of Assets of $63,359 in Fiscal 1994. The Company also recorded a $60,000 gain from the sale of the License to GMI.

             Other Income and Expenses resulted in the Company recording $1,791,385 in Total Other Expenses (net of other income) in Fiscal 1995 from Fiscal 1994's Total Other Expenses (net of other income) of $37,600.

             As a result, the Company recorded a Net Loss of $3,580,087 in Fiscal 1995 or an increase of nearly 165% from the Net Loss of $1,351,477 recorded during Fiscal 1994. Fiscal 1995 Loss Per Common Share (computed with Common Stock Equivalents and fully diluted) was ($0.23) compared to ($0.23) for the same period during Fiscal 1994.

Liquidity and Capital Resources - the Company

             Several steps have been taken by the Company to reduce its liabilities, reduce cash requirements, and raise capital. The Company has been negotiating with the bank and its vendor creditors to settle its liabilities. Exten is also negotiating with investment bankers for raising of additional capital. The Company
is also considering a merger with other entities.   No assurances
can be given that any such activity will prove successful.

             During Fiscal 1996, the Company took steps to control expenses and to reduce and re-negotiate outstanding indebtedness, particularly debts to a former officer, Robert H. Goldsmith, Union Bank, and over $100,000 in taxes owed to the U.S. Internal Revenue Service.

             The Company has also continued to pay salaries, consulting fees, and in some cases, legal fees through the issuance of the Company's Common Stock with the subsequent registration of the shares so issued on Form S-8. The Company has been forced to take these steps to conserve the Company's cash and liquid resources.

Xenogenex, Inc.

             Xenogenex is in the development stage and produces no revenue. However, Xenogenex incurred consulting and administrative costs in the last fiscal year. The SYBIOLTM artificial liver technology will require substantial additional capital to continue development of the synthetic bio-liver.



                          Item 7.  FINANCIAL STATEMENTS

             The full text of the Company's audited consolidated financial statements for the fiscal years ended November 30, 1996 and 1995 begins on page 30 of this Report.


         Item 8. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             Within the 24-month period prior to November 30, 1996, there was a change of accountants and on February 9, 1997 the Company changed its accountants from Harland & Boettger to J.H. Cohn LLP, as its independent auditors. During this period, there has been no reported disagreement with accountants on any matter of accounting principles or practices or financial statement disclosure.

                                     PART III

           Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;
                 COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


             The Directors and Executive Officers of the Company were as of November 30, 1996:

Name                 Age       Position                      Date Elected

W. Gerald Newmin       59      President, CEO, Chairman
                                   Secretary & Director      12-01-95

William R. Hoelscher   59      Vice President
                                 & Director                  10-25-94

Robert L. Cashman      65      Director                      11-30-96



                   W. Gerald Newmin was retained as a consultant to the Board of Directors of the Company in June 1995. As an accommodation to the Board, Mr. Newmin was elected Acting Secretary of the Corporation on July 13, 1995, and had signature authority on checks in the absence of an officer or director. On December 1, 1995, Mr. Newmin was elected Chairman, Chief Executive Officer, and President of the Company. Mr. Newmin is a principal of Newmin Associates, specializing in mergers and acquisitions and the operational management of troubled companies. Mr. Newmin currently serves on the Board of Directors and is an investor in four companies, one of which, SYS, is a publicly-traded (OTC) on the Electronic Bulletin Board.

                   Mr. Newmin is currently Chairman of the Board of the International Forum of Corporate Directors, a non-profit organization which promotes corporate governance, and which is composed of over 120 Board members from companies in San Diego and all over California. From 1991 to present. Mr. Newmin has been a consultant, investor, and a director of Greene International West, Inc., an industrial manufacturing company located in Oceanside, California. From 1993 to present, Mr. Newmin has been an investor and director of Occu-Med, Inc., a managed healthcare company located in Denver, Colorado. Since 1994, Mr. Newmin has been an investor and director of SYS, a defense systems company in San
Diego, California. From 1984 to 1987, Mr. Newmin was President of HealthAmerica Corporation, which was the nation's largest publicly-held HMO management company at the time. From 1977 to 1984,, Mr. Newmin was President of International Silver Company,a diversified multi-national manufacturing company which he restructured.

                   From 1973 to 1977, Mr. Newmin was Vice President and Western Regional Director for American Medicorp, Inc. In this capacity, he was responsible for the management of 23 acute care hospitals located throughout the Western United States. From 1962 to 1973, Mr. Newmin was employed by Whittaker Corporation. Mr.
Newmin was instrumental in Whittaker's entry into both the United States and International healthcare markets. At Whittaker, Mr.
Newmin held various senior executive positions, including those of Chief Executive Officer of Whittaker's Production Steel Company, Whittaker Textiles Corporation, Bertram Yacht Corporation, Narmco Materials Corporation, and Anson Automotive Corporation. Mr.
Newmin holds a Bachelor's degree in Accounting from Michigan State
University.

                   William R. Hoelscher was elected a Director on October 25, 1994. From August 1984 to the present, Mr. Hoelscher has been the owner of Hoelscher Engineering ("HEC"). HEC provides technical support to U.S. Elevator, other elevator companies, and consulting services to legal counsel in connection with elevator litigation matters. Mr. Hoelscher also is part-time consultant to Cubic Corp and provides training seminars for Cubic's U.S. Elevator division in connection with elevator design.

                   From July 1991 to the present, Mr. Hoelscher has been President of ETC Corp, a company involved in developing ideas and inventions. From August 1984 to July 1991, Mr. Hoelscher was Vice President, Secretary, and Treasurer of Tec-Matic Corp. - a company involved in building computer interface equipment for hydraulic milling machinery; and Mr. Hoelscher was also President of Photovoltaic Energy Development, Inc. - a company involved in the development of power inverters and other accessories for use in the conversion of solar and other natural energy. During this period Mr. Hoelscher was also President of Hypec Corp. - a company involved in the design and development of a thermal to electrical energy conversion unit. In July 1984 Mr. Hoelscher retired as Director of Research and Development at U.S. Elevator Corp. Mr. Hoelscher holds a B.S. Degree in Physics from San Diego State University (1959).

                   Mr. Robert L. Cashman was elected a Director on November 30, 1996. From 1975 to the present, Mr. Cashman has been President and founder of Pacific Envelope Company of Orange, California From 1988 to the present, Mr. Cashman has been President of Crown National Corporation, a metal fabricating company of Southgate, California. Pacific Envelope Company was named by Inc. magazine as one of the fastest growing companies in the United States for five successive years (1982, 1983, 1984, 1985, and 1986) - one of only six companies to achieve this honor. Mr. Cashman is and has actively contributed to various civic organizations, including the Boy Scouts of America, the Los Angeles Olympic Organizing Committee, and the Anaheim Museum. Mr. Cashman received his B.S. Degree in Business Administration from the University of California at Los Angeles (February 1956).

                   As per item 405 of SEC Regulation SB it should be noted that during the fiscal year ended November 30, 1996, the Company has no record of the timely filing of Statements of Changes in Beneficial Ownership of Securities forms (Form 3 and Form 4) on one or more occasions by the following: none


                         Item 10.  EXECUTIVE COMPENSATION

                   During fiscal 1996, the Company paid the following compensation to the Company's Officers and Directors:

Cash Compensation:

                                                   Fiscal 1996

      W. Gerald Newmin                                  $0
      William R. Hoelscher                              $0
      Robert L. Cashman                                 $0

Non-Cash Compensation:
1.  Stock Compensation
[S]                         [C]                  [C]
Officer                     Date of Issue         Number of Shares
William R. Hoelscher        08-17-96               36,000


  2.  Other Non-Cash Compensation

      In lieu of other compensation, the Company issued a $162,500 secured promissory note (the "Note") to the Company's President, W. Gerald Newmin for services rendered during the fiscal year ending November 30, 1996 and as a prepayment (of $12,500) for the month of December 1996. The Note carries an interest rate of 7%, matures on demand or before November 30, 1997. The Note is secured by the Company's patent applications, licenses, technologies, agreements, inventory, machines, office furniture, and all other Company assets.

Stock Option Compensation

      In addition to the cash and stock compensation reported above, the Company's Board of Directors voted to issue options to purchase shares of the Company's Common Stock (par value $0.01) to the following Officers and Directors of the Company in lieu of cash compensation during fiscal 1996:


Name of Officer/Director    No. of          Exercise    Expiration
                            Shares Under     Price         Date
                            Option

Electrical & Technical
 Consulting, Inc.(1)       800,000           $0.10       11-13-00
Electrical & Technical
 Consulting, Inc.(1)       800,000           $0.06       08-16-98

Footnote:
(1) Electrical & Technical Consulting, Inc. is a company partially owned by William R. Hoelscher, a Director of the Company.


      The Company also granted stock options to the following individuals who were named to the Company's informal scientific advisory board:

Name of Individual           No. of Shares    Exercise    Expiration
                             Under Option      Price         Date

John Brems, M.D.             100,000           $0.10          01-25-01
Amy Friedman, M.D.            50,000           $0.10          01-25-01
Kurt Gehlsen, Ph.D.           50,000           $0.10          01-25-01

                Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                               OWNERS AND MANAGEMENT

                As of May 10, 1997, the Company's Directors, Officers and over 5% shareholders held beneficially the following shares of Common Stock or of beneficial interest. Numbers of shares have been adjusted for 1:7 reverse split effective August 31, 1990 and the reverse split of 1:2 August 10, 1991 and a reverse split of 1:10 on November 30, 1992.

Name                     Title                    Common     %
                                                  Shares   Class
W. Gerald Newmin(2)      President, CEO,
                         Chairman & Secretary    586,000      1.97%
William R. Helscher(3)   Director & Treasurer  1,772,000      5.95%
Robert L. Cashman        Director                      0         0%
All Officers and
Directors as a Group
(3 persons)                                    2,358,000      7.92%


Footnotes:
(1) Based on 29,762,432 shares of the Company's Common Stock outstanding as of May 29, 1997, and stock option shares currently executable by officers, directors, and affiliates within 60 days of May 29, 1997, without including the effect of any other stock options.

(2) Includes shares held by Newmin & Associates, an entity owned by
W. Gerald Newmin, the Company's President, CEO, Chairman and
Secretary.

(3) Includes 172,000 shares and 1,600,000 shares underlying
1,600,000 options granted Electrical & Technical Consulting, a company partially owned by William R. Hoelscher, a Director of the Company.


Stock Options Outstanding:

Name                  Position    Amount of   Exercise   Expiration
                                    Stock       Price       Date
                                    Option

Malcolm D. Campbell  Past CFO &
                     Secretary     300,000    $0.50        8-26-03

Electrical & Technical
Consulting, Inc.(1)                800,000    $0.10       11-13-00

Electrical & Technical
Consulting, Inc.(1)                800,000    $0.06       08-16-98


1. Does not include options granted to other holders, totalling an additional 1,840,000 shares at exercise prices ranging from $0.10 to $0.50 per share. Electrical & Technical Consulting, Inc. is a company partially owned by William R. Hoelscher, a Director of the Company.

    All of the options expire on the date shown, and there is no provision in the grant for any extension of the exercise period beyond the expiration date shown above.

             Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             All share numbers in this section have been adjusted for the 1 for 7 reverse split effective August 31, 1990 and the 1 for 2 reverse split effective August 10, 1991 and the 1:10 reverse split effective November 30, 1992.

             On February 24, 1992 the Company purchased certain helicopter technology from Electrical & Technical Consulting, Inc.
("ETC") for 50,000 shares of the Company's common stock.   Mr.
Arnold Hunsberger, who became a Company Director on November 25, 1992 is a part owner of ETC with William R. Hoelscher, a current Director of the Company. The shares were valued at $5.00 per share.

             On February 28, 1992, the Company exchanged 170,000 shares of common stock and 170 shares of preferred stock, convertible into 170,000 shares of common stock, for real estate in Arizona comprised of 240 buildable lots. The Company purchased the land from entities controlled by Mr. Louis Redondo. On April 30, 1992 Mr. Redondo became a member of the Company's Board of Directors. The shares were valued at an aggregate of $1,700,000.

             The Company's Board of Directors on May 19, 1992 voted to issue to members of the Board of Directors options to purchase a total of 431,036 shares at $0.10 per share. These options may be exercised at any time prior to May 19, 1997.

             On July 29, 1992 the Board of Directors voted to issue options to members of the Board to purchase a total of 3,600 shares of Xenogenex owned by the Company. The options are valid for five years from the time that Xenogenex is first publicly traded. The option price to be fifty percent (50%) of the initial public offering price. The Company valued these options at $0.75 per share.

             On July 30, 1992 the Company sold 106,000 shares of common stock for $1.30 per share to St. Louis Fire and Marine. St. Louis Fire and Marine signed a note for $130,000 payable at $15,000 per month starting November 24, 1992. St. Louis Fire and Marine is controlled by Louis Redondo a past Company director.

             On September 25, 1992 the Board of Directors voted to transfer a total of 125,000 shares of Xenogenex stock owned by the Company to members of the Company's Board of Directors as additional compensation. These shares were valued at $0.49 per share.

             On January 12, 1993 the Board of Directors issued 25,000 shares of the Company's common stock to Carmine J. Bua, Esq., for legal services valued at $100,000.

             On March 8, 1993 the Board issued to Malcolm D. Campbell, its president, 50,000 shares of the Company's common stock in lieu of salary. The shares were valued at $0.50 per share.

             On April 20, 1993 the Board issued to Carmine J. Bua, Esq. 5,000 shares of its common stock for legal services. The shares were valued at $3.00 per share.

             In May 7, 1993 the Company issued to Carmine J. Bua,
Esq., 50,000 shares of the Company's common stock for legal services. The shares were valued at $1.75 per share.

             On May 24, 1993 the Board issued to Malcolm D. Campbell, its president, 50,000 shares of the Company's common stock in lieu of salary. The shares were valued at $1.75 per share.

             On August 26, 1993 Exten's Board of Directors awarded an option to its president, Malcolm D. Campbell, for the purchase of 300,000 of the Company's common shares exercisable at $0.50 until August 26, 1998.

             On August 26, 1993 the Board issued to Carmine J. Bua, Esq., its then vice president, 100,000 shares of common stock for legal services. The shares were valued at $0.75 per share.

             On September 23, 1993 the Board issued to Carmine J. Bua, Esq., its then vice president, 563,000 of the Company's common stock for legal services. The shares were valued at $0.50 per share.

             On January 4, 1994, the Company's Board of Directors approved a loan of $250,000 to the Company's subsidiary, Xenogenex, Inc. by the Company's then President and CEO, Robert H. Goldsmith, through the R. H. Goldsmith Living Trust. The Board also approved a Consulting Agreement with Goldsmith providing for the issuance of 288,333 shares of the Company's Common Stock for consulting services. These shares were valued at $0.875 per share with 144,167 shares to be issued on January 1, 1996 and 144,166 to be issued on January 1, 1997. All of these shares were valued at $0.875 per share.

                On March 1, 1994, the Company's Board of Directors approved the issuance of: (i.) 94,476 shares of the Company's common stock to Malcolm D. Campbell, then an officer and director of the Company, in lieu of payment of $62,000 in cash salary payments; and (ii.) 38,095 shares of the Company's Common Stock to Robert H. Goldsmith, the Company's then President, in lieu of cash salary payments. All of these shares were valued at $0.65 per share.

             On June 14, 1994, the Company's Board of Directors authorized the issuance of 160,000 shares of the Company's Common Stock to Carmine J. Bua, Esq., then, an officer of the Company, in exchange for legal services. The legal services were valued at $80,000.



             On July 29, 1994, the Company's Board of Directors authorized the issuance of 10,000 shares of the Company's Common Stock to Arnold Hunsberger, then an officer and Director of the Company, and 6,667 shares of the Company's Common Stock to Ken Krul, then a Director of the Company. The shares issued to Mr. Hunsberger were valued at $1,250 and the shares issued to Mr. Krul were valued at $8,333.

             On October 25, 1994, the Company's Board of Directors approved an employment agreement with the Company's then President, Kevin G. Smith. Under the terms of the agreement, Mr. Smith receives 40,000 shares of the Company's Common Stock for each month of his employment for a period of up to twelve months from and after November 1, 1994. In addition, the Company also granted Mr. Smith the right to receive 250,000 Shares of the Company's common stock upon the Company's acceptance of the first three months of Mr. Smith's employment from November 1, 1994 and an additional 250,000 shares of the Company's Common Stock for an additional three months of employment from March 1, 1995. The Company is obligated to register (on Form S-8) all shares issued to Mr. Smith so as to ensure that the shares are freely-tradeable.
All of the shares issued to Mr. Smith are valued at $0.10 per share.

             On January 10, 1995, the Company's Board of Directors voted to: (i.) issue 500,000 shares of the Company's Common Stock to Kevin G. Smith, the Company's then President, in exchange for services rendered to the Company; and (ii.) 710,000 shares of the Company's Common Stock to Margaret Rawlinson for consulting services rendered. All of these shares were valued at $0.10 per share and the Company registered Mr. Smith's Shares on Form S-8 and Ms. Rawlinson's shares pursuant to Regulation S. In addition, the Company's Board of Directors voted to issue 350,000 shares of the Company's Common Stock to William E. Daniel in exchange for services rendered to the Company. These shares were valued at $0.10 per share and the Company registered the Shares on Form S-8.

             On February 7, 1994, the Company's Board of Director's granted Robert H. Goldsmith, then President of the Company, an option to purchase a total of 1,000,000 shares of common stock at a price of eighty-one and one-quarter cents ($.8125) per share exercisable for the period beginning February 8, 1994 and ending February 7, 2004 for cash payment or a promissory note payable within ninety (90) days. On April 1, 1994 the option was exercised and one million (1,000,000) shares of the Company's common stock was issued. The shares were not paid for within the ninety (90) days set forth in the option agreement. As a result, the Company established a receivable for the amount due the Company for this exercised option.

             On February 7, 1994 the Board also approved the issuance of 1,000,000 shares of the Company's Common Stock to Mr. Goldsmith subject to Mr. Goldsmith earning these shares for future services to be rendered to the Company and certain other conditions. These shares were valued at $0.8125 per share.

             On April 7, 1995, the Company's Board of Directors voted to issue the following shares for services rendered to the Company:
(i.) 200,000 shares to the Company's then President, Kevin G.
Smith; (ii.) 150,000 shares to William E. Daniel; (iii.) 56,250 shares to Arnold Hunsberger, a then Director of the Company; and (iv.) 112,500 shares to William R. Hoelscher, a Director of the Company. All of these shares were valued at $0.15 per share. Subsequently, on August 17, 1995, Mr. Hunsberger and Mr. Hoelscher returned 56,250 and 112,500 shares respectively, in exchange for the grant an option to each of them, by the Company's Board of Directors on August 17, 1996.

             On April 24, 1995, the Company's Board of Directors voted to issue the following shares for services rendered to the Company:
(i.) 480,000 shares to the Company's then President, Kevin G.
Smith; (ii.) 90,000 shares to Steven Broderson; (iii.) 180,000 shares to William E. Daniel; and (iv.) 75,000 shares to Craig J. Shaber, Esq. for legal services. All of these shares were valued at $0.19 per share.

             On July 13, 1995, the Company's Board of Directors voted to issue 200,000 shares of the Company's Common Stock to Newmin
Associates, an entity owned by the Company's President, for consulting services. These shares were valued at $0.109 per share.

             On July 24, 1995, the Company's Board of Directors took the following actions:

      (i.) granted Edward F. Myers, a former officer and director, an option to purchase 400,000 shares of the Company's Common Stock at an exercise price of $0.10 per share upon shipment of the second SYBIOL unit to China and upon satisfaction of other terms of a consulting agreement with the Company;

      (ii.) granted Edward F. Myers, a former officer and director, an option to purchase 400,000 shares of the Company's Common Stock at an exercise price of $0.06 per share in payment of all monies past due and owing to Mr. Myers;

      (iii.) issued 240,000 shares of the Company's Common
      Stock (valued at $0.10 per share) to Edward F. Myers, a former officer and director, in exchange for services rendered;

      (iv.) issued 250,000 shares of the Company's Common Stock to Malcolm D. Campbell, a former officer and director, in exchange for $30,936.15 owed to him;

             On August 17, 1995, the Company's Board of Directors took the following actions:

      (i.) issued 236,000 shares of the Company's Common Stock to W. Gerald Newmin, the Company's President, CEO,
      Chairman, and Secretary in exchange for services valued at $28,910;

      (ii.) issued 52,000 shares of the Company's Common Stock to Arnold Hunsberger, a director of the Company in exchange for services valued at $6,370;

      (iii.) issued 36,000 shares of the Company's Common Stock to William R. Hoelscher, a director of the Company in exchange for services valued at $4,410;

      (iv.) granted William R. Hoelscher, a Director of the Company, an option to purchase 400,000 shares of the Company's Common Stock at an exercise price of $0.06 per share at any time for a period of three years in exchange for Mr. Hoelscher's return of 412,500 shares of the Company's Common Stock to the Company (this option was later assigned in December 1996 to Electrical & Technical Consulting, Inc. a company owned in part by William R. Hoelscher);

      (v.) granted Arnold Hunsberger, then a Director of the Company, an option to purchase 400,000 shares of the Company's Common Stock an exercise price of $0.06 per share at any time for a period of three years in exchange for Mr. Hunsberger's return of 465,000 shares of the Company's Common Stock to the Company (this option was later assigned in December 1996 to Electrical & Technical Consulting, Inc. a company owned in part by William R. Hoelscher); and

      (vi.) issued 720,000 shares of the Company's Common Stock to Margaret Rawlinson in exchange for consulting services valued at $0.14 per share.

             On September 18, 1995, the Company's Board of Directors took the following actions:

      (i.) issued 1,000,000 shares of the Company's Common
      Stock to Ben Johnson in exchange for investment banking services valued at $120,000;

      (ii.) granted Edward F. Myers, a former officer and director, an option to purchase 300,000 shares of the Company's Common Stock an exercise price of $0.10 per share at any time for a period of three years;

      (iii.) issued 136,000 shares of the Company's Common
      Stock to W. Gerald Newmin, subsequently the Company's
      Chairman and President, in exchange for services rendered; and

      (iv.) issued 100,000 shares of the Company's Common Stock to Carmine J. Bua, Esq., in exchange for legal services.

             The shares issued to Mr. Newmin and Mr. Bua were valued at $0.14 per share.

             On November 13, 1995, the Company's Board of Directors voted to issue the following shares of the Company's Common Stock in payment for services rendered to the Company: 225,000 shares to
W. Gerald Newmin and 100,000 shares to Electrical and Technical Consulting, Inc. ("ETC"), the latter, a company partially owned by William R. Hoelscher, a Director of the Company. These shares were valued at $0.12 per share. The Company's Board of Directors also granted William Hoelscher and a former Director, Arnold Hunsberger, each an option to purchase up to 400,000 shares of the Company's Common Stock at an exercise price of $0.10 per share. Both options expire on November 13, 2000. (These options were later assigned in December 1996 to ETC, a company partially owned by William R. Hoelscher.)

             On November 30, 1996, the Company's Board of Directors approved the issuance of a $162,500 secured promissory note (the "Note") to the Company's President, W. Gerald Newmin, in lieu of any other compensation for services rendered during the fiscal year ending November 30, 1996 and as a prepayment (of $12,500) for the month of December 1996. The Note carries an interest rate of 7%, matures on demand or before November 30, 1997. The Note is secured by the Company's patent applications, licenses, technologies, agreements, inventory, machines, office furniture, and all other Company assets.

             No current Officer or Director of the Company has been indebted to the Company or any of its subsidiaries in an amount in excess of $60,000.

                    Item 13.  EXHIBITS AND REPORTS ON FORM 8-K


Reports On Form 8-K                Item Reported

1.)     On December 6, 1995, the Company filed Form 8-K to report the
election of W. Gerald Newmin as the               Company's Chief Executive
Officer and Chairman of the Company's Board of Directors.

2.)     On December 13, 1995, the Company filed Form 8-K to report
the expansion of its Board of Directors from                   three to five
members.

3.)     On February 9, 1997, the Company filed Form 8-K to report the
appointment of J.H. Cohn LLP, as the              Company's public accountant
to replace Harlan & Boetgger, CPAs.

4.)     On July 15, 1997, the Company filed Form 8-K to report the
Company's acquisition of all the assets of its                 subsidiary,
Xenogenex, Inc.

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Exten Industries, Inc.


We have audited the accompanying consolidated balance sheet of Exten Industries, Inc. (a Delaware corporation) and Subsidiary as of November 30, 1996, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the
responsibility of the Company's management.   Our responsibility is
to express an opinion on these financial statements based on our audit. The consolidated financial statements of Exten Industries, Inc. and Subsidiary for the year ended November 30, 1995 were audited by other auditors whose report, dated February 15, 1996, on those statements included an explanatory paragraph relating to an uncertainty about the Company's ability to continue as a going concern. As discussed in Note 11, the Company has restated its 1995 consolidated financial statements during the current year to correct certain errors in those statements. The other auditors reported on the 1995 consolidated financial statements before the restatement.

We conducted our audit in accordance with generally accepted
auditing standards.   Those standards require that we plan and
perform the audit to obtain reasonable assurance about whether the
financial statements are free of material misstatement.   An audit
includes examining, on a test basis, evidence supporting the
amounts and disclosures in the financial statements.   An audit
also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the
overall financial statement presentation.   We believe that our
audit provides a reasonable basis for our opinion.

In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exten Industries, Inc. and Subsidiary as of November 30, 1996, and their results of operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

We also audited the adjustments described in Note 11 that were applied to restate the 1995 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

The accompanying 1996 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in default on certain loan agreements, has sustained recurring losses and negative cash flows and resultant decreases in working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

J.H. COHN LLP

San Diego, California
April 21, 1997


                       EXTEN INDUSTRIES, INC. AND SUBSIDIARY

                            CONSOLIDATED BALANCE SHEET

NOVEMBER 30, 1996

ASSETS

Current Assets:
  Cash                                    $     579
  Other current assets                       25,000
                                          __________
     Total current assets                    25,579

Real estate held for sale                    47,200
Goodwill, net                                35,214
                                          __________

     Total                                $ 107,993
                                          __________


             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
   Accounts payable                       $ 171,016
   Accrued expenses                         176,861
   Notes payable, including
     $343,072 in default                    646,484
                                          __________
     Total liabilities                      994,361
                                          __________
Commitments and contingencies

Stockholders' Deficiency:
  Preferred stock, par value
    $0.01 per share; 1,000,000
    shares authorized, 143
    shares issued and outstanding                 1
  Common stock, par value $.01 per
    share.  50,000,000 shares authorized;
    29,762,432 shares issued and
    outstanding                             297,624
  Additional paid - in capital            8,799,993
  Accumulated deficit                    (9,983,986)
                                         ____________

       Total Stockholders' Deficiency      (886,368)
                                         _____________
       Total                             $  107,993
                                         =============

The accompanying notes are an integral part of these consolidated financial statements.

               EXTEN INDUSTRIES, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF OPERATIONS
               YEARS ENDED NOVEMBER 30, 1996 AND 1995

                                  1996        1995

Revenue:
  Sales                                        $   1,170
  Royalties                                           96
  Rents                                            5,388
                                               ___________
     Total                                         6,654
                                               ___________
Operating expenses:
  Consulting fees                 $386,292       609,579
  General and administrative       390,561     1,044,403
  Research and development costs                 169,658
  Depreciation and amortization     16,326        21,064
                                 ___________   _____________
       Totals                      793,179      1,844,704
                                 __________    ____________

Loss from operations              (793,179)    (1,838,050)

Other income (expense):
 Interest expense                     (273)       (22,438)
 Loss on disposition of assets    (110,288)      (214,167)
 Loss arising from impairment
   of long-lived assets                        (1,606,800)
 Sale (recision) of technology
   license                         (60,000)        60,000
 Equity in loss of partnership    (133,670)        (7,980)
                                 ___________   ____________
    Totals                        (304,231)    (1,791,385)
                                ____________   ____________
Loss before extraordinary item  (1,097,410)    (3,629,435)

Extraordinary item - gain on
  extinguishment of debt           147,188        49,348
                               _____________  ____________
Net loss                       $  (950,222)  $(3,580,087)
                               _____________  ____________

Net loss per common share:
  Loss before extraordinary item $   (.04)   $      (.23)
  Extraordinary item                  .01              -
                               ------------   ------------
  Net Loss                       $   (.03)   $      (.23)
                              ______________  _____________

Weighted average number
  of common shares outstanding  26,846,661    15,367,331
                              ==============  =============

The accompanying notes are an integral part of these consolidated financial statements.

               EXTEN INDUSTRIES, INC. AND SUBSIDIARY

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                    YEARS ENDED NOVEMBER 30, 1996 AND 1995

                           Preferred Preferred   Common      Common   Additional    Receivable                  Total Stock-
                             stock      stock      stock       stock     Paid-in       from                      holders'
                             Shares    Amount      Shares      Amount    Capital       Related     Accumulated   Equity
                                                                                       Party        Deficit    (Deficiency)

Balance, December 1, 1994       143          $1  7,272,457   $72,725   $7,433,809    $(812,500)    (5,453,677)     $1,240,358
Issuance of stock                                4,863,000    48,630      353,910                                     402,540
Subscribed stock                                 2,000,000
Less subscription receivable
 of $165,000                                    (2,000,000)
Issuance of stock for services                  13,177,248   131,772    1,386,015                                  1,517,787
Issuance of stock for investment
 in partnership                                    500,000     5,000       57,500                                     62,500
Exercise of stock options                           60,000       600        5,400                                      6,000
Issuance of compensatory stock
 options                                                                  167,500                                    167,500
Return of common stock upon
 recision of contracts for
 services                                      (2,410,500)   (24,105)    (269,235)                                   (293,340)
Net loss                                                                                           (3,580,087)     (3,580,087)
                       ----------- ----------- ------------  --------- ---------  -----------    ------------   -------------
Balance, Novembr 39, 1995       143        1   23,462,205    234,622    9,134,899  (812,500)     (9,033,764)       (476,742)
Return of common stock upon
 cancellation of note receivable               (1,000,000)   (10,000)    (802,500)  812,500
Issuance of stock
Issuance of stock for services                  2,000,000     20,000      162,435                                   182,435
Issuance of stock for investment
 in subsidiary                                  3,718,640     37,186      220,109                                   257,295
Issuance of stock for settlement
 of note payable                                  581,587      5,816       45,050                                    50,866
Net loss                                        1,000,000     10,000       40,000                                    50,000
Balance, November 30, 1996                                                                         (950,222)       (950,222)
                     -----------  ------------ ------------  ---------   -----------  ---------   ------------   ------------
                            143            $1  29,762,432   $297,624      $8,799,993   $     -    $(9,983,986)    $(886,368)
                     =========== ============= ============ ===========  ============ ========== =============   ============

The accompanying notes are an integral part of these consolidated financial statements.





            EXTEN INDUSTRIES, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF CASH FLOWS
            YEARS ENDED NOVEMBER 30, 1996 AND 1995


                                                  1996           1995

Operating activities:
  Net loss                                       $  (950,222)    $(3,580,087)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                      16,326          21,064
   Common stock issued for services                  257,295       1,224,447
   Note payable issued for salary                    150,000
   Issuance of compensatory stock options                            167,500
   Write-off of employee advances                     92,538
   Wrap-notes reserve                                                356,741
   Other noncash expenses                                             38,500
   Extinguishment of debt                           (147,188)        (49,348)
   Equity in loss of partnership                     133,670           7,980
   Loss on disposition and impairment of assets      110,288       1,820,967
   (Sale) recision of technology license              60,000         (60,000)
   Increase in note payable from mediated judgement                  100,938
   Changes inoperating assets and liabilities:
     Other current assets                            139,400        (152,374)
     Other assets                                                      3,296
     Accounts payable                                 (6,859)         40,203
     Accrued expenses                                (31,646)       (227,507)
                                                    __________     ___________
         Net cash used in operating activities      (176,398)       (287,680)
                                                    __________     ___________

Investing Activities:
    Advances to employee                            (13,578)         (78,960)
        Net cash used in investing activities       (13,578)         (78,960)
                                                    __________     ___________

Financing activities:
    Proceeds from notes and loans payable             1,650            2,500
    Payments on notes and loans payable              (1,763)         (36,167)
    Net proceeds from sale of stock and exercise
     of stock options                               182,435          408,540
                                                   ___________      ___________
        Net cash provided by financing activities   182,322          374,873
                                                   ___________      ____________

Net increase (decrease) in cash                      (7,654)           8,233

Cash at beginning of year                             8,233               -
                                                   __________      ____________
Cash at end of year                                 $   579          $  8,233
                                                   ==========      ============
Supplementary disclosure of cash flow date:
  Interest paid                                     $   273          $ 14,752
                                                   ==========      =============

The accompanying notes are an integral part of these consolidated financial statements.


             EXTEN INDUSTRIES, INC. AND SUBSIDIARY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Business and summary of significant accounting policies:

Business

Exten Industries, Inc. was incorporated on December 1, 1970 in the State of Delaware. Currently, the Company's only business is the development of synthetic liver technology ("SYBIOL") by its subsidiary, Xenogenex, Inc. ("Xenogenex"), which was incorporated on July 30, 1991 in the State of California for the purpose of funding biotechnology research. In March 1993, Xenogenex received all of the rights to the SYBIOL technology developed for Xenogenex under contract with Cedars-Sinai Medical Center. A patent application is currently pending on the process utilized by the SYBIOL device and the Company has applied for trademark protection for the SYBIOL trade name.

Basis of Consolidation

The consolidated financial statements includes the accounts of Exten Industries, Inc. and its wholly-owned subsidiary, Xenogenex, Inc. (together the "Company") All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

Real Estate

Real estate held for sale has been considered impaired due to the Company's inability to fully recover the original carrying value of the asset. The basis of property has been reduced to the amount management expects to recover from the ultimate sale of the real estate.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 121, "Accounting for the Impairment of LongLived Assets and for Long Lived Assets to be Disposed of, " ("SFAS 121") which requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for fiscal years beginning after December 15, 1995. Management believes that the adoption of SFAS 121 will not have a material impact on the Company's consolidated financial statements.







                       EXTEN INDUSTRIES, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Note 1 - Business and summary of significant accounting policies (concluded):

Income Taxes

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in future periods based on enacted laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable
or refundable for the period plus or minus     the change during
the period in deferred tax assets and liabilities.

Net income (loss) per common share

Net income (loss) per share is calculated using the weighted average number of outstanding common shares. Common stock equivalents, consisting of stock options outstanding, have not been considered because the impact of such options is antidilutive.


Reclassifications

Certain balances in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.

Note 2 - Going concern matters:

For the years ended November 30, 1996 and 1995, the Company incurred net losses of $950,222 and $3,580,087, respectively. The Company's accumulated deficit and stockholders' deficiency at November 30, 1996 were $9,983,986 and $886,368, respectively. In addition, at November 30, 1996, the Company's current liabilities exceeded its current assets by $968,782. Additionally, even though the Company has been able to satisfy certain operating expenses by issuing shares of the Company's common stock, operating activities have still resulted in negative cash flows aggregating $176,398 and $287,680 for the years ended November 30, 1996 and 1995, respectively. Furthermore, judgements and claims against the Company relating to loan guarantees, claims of a former president of the Company, and amounts owed current and former suppliers continue to accumulate. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.









EXTEN INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Going concern matters (concluded):

In order to continue as a going concern, management's plans include
(1) raising additional capital through sales of common stock, the proceeds of which would be used to perfect the Company's patent position in its SYBIOL technology and satisfy immediate operating needs; (2) continue to use common stock to pay for consulting and professional services; (3) negotiate reduced settlements of existing liabilities; and (4) sell non-productive assets. In addition, management is continually seeking other potential joint venture partners or merger candidates that would allow for the immediate recognition of the value of the SYBIOL technology for creditors and stockholders. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Furniture, fixtures and equipment:

Furniture, fixtures and equipment as of November 30, 1996 consists of the following:

Furniture and fixtures                               $14,706
Office and laboratory equipment                        9,368
                                                      24,074
Less accumulated depreciation                         24,074

Total                                                $   -
                                                    ==========

Note 4 - Real estate held for sale:

Real estate as of November 30, 1996 consists of a parcel of undeveloped land near the Grand Canyon.

The land was originally purchased in February 1992 for $1,654,000. At November 30, 1995, management reduced the carrying value of this land to its estimated fair market value of $47,200 by a charge to operations of $1,606,800 (see Note 11).
EXTEN INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Equity in loss of partnership:

During January 1995, the Company issued 500,000 shares of common stock valued at $62,500 ($.13 per share) for an 18.6% interest in a joint venture (TECA) to manufacture, market and sell the Xenogenex technology in Asia, Australia and New Zealand. The Company had previously recorded a note receivable from TECA in connection with an advance of $83,000 made during the year ended November 30, 1994. During the year ended November 30, 1996, management determined that the investment in TECA was worthless and, accordingly, the investment and the note receivable were written off by a charge to operations in the amount of $133,670.

Note 6 - Notes payable:

Notes payable at November 30, 1996 consist of the following:

Judgement payable to a bank, in settlement of
a note payable                                $333,000

Agreement payable to a former president of the
Company, with interest at prime plus 2%        150,000

Note payable to attorneys for professional
services, in default due to non compliance
with payment schedule                           10,072

Note payable to officer, with interest at 7%,
due on demand                                  150,000

Notes payable to a related party, with
interest at 6%, due upon demand                  3,412
                                              _________
                          Total               $646,484
                                              =========

As of November 30, 1996, the Company is in default on its note payable to a bank. The bank received a judgement against the Company for $333,000 and for fees associated with the collection of the loans. The fees, estimated at $35,000, are included in the accompanying consolidated balance sheet as an accrued expense (see Note 12).
EXTEN INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Note 6 - Notes payable (concluded):

On October 29, 1996, the Company entered into an agreement with a former president of the Company to settle a previously existing note payable with a balance due of $388,000, plus accrued interest of $9,188, for a cash payment of $50,000, a new note for $150,000 and 1,000,000 shares of restricted common stock of the Company at a market price of $.05 per share (see Note 12). As of November 30, 1996, the cash payment had not been made and is included in the accompanying consolidated balance sheet as an accrued expense. In connection with the settlement, the Company recorded a gain on extinguishment of debt in the amount of $147,188 in 1996.

     Note 7 - Income taxes:

The Company's net deferred tax assets as of November 30, 1996 consist of the following:

             Deferred tax assets                   $3,400,000
             Valuation allowance                   (3,400,000)

             Net deferred tax asset                $     -

As of November 30, 1996, the Company had net operating loss carryforwards and other deferred tax items arising from write-down of real estate and other valuation items totaling more than $10,000,000. The net operating loss carryforwards, before any limitations, expire on various dates through 2011. Due to uncertainties concerning the ultimate utilization of the net operating loss carryforwards and other matters, at November 30, 1996 the Company has recorded a valuation allowance to offset the deferred tax assets.

     Note 8 - Stockholders' equity (deficiency):

    Stock issuances

During the year ended November 30, 1995, the Company authorized and issued approximately 11,000,000 shares of common stock in exchange for consulting and directors fees, payroll and other services provided.

Approximately 1,600,000 shares authorized and issued during the year ended November 30, 1995 were for future services to be performed under contractual agreements.


EXTEN INDUSTRIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Stockholders' equity (deficiency) (continued):

Stock Issuances (concluded)

During the year ended November 30, 1996, the Company issued common stock in the following transactions:

       - 3,418,640 shares issued for consulting services, directors' fees and legal services valued at $239,295, which was equal to the fair market value of the shares when issued. Approximately 400,000 shares issued during the year ended November 30, 1996 are for future services to be performed under contractual agreements. The value of those shares, in the amount of $25,000, is included as a prepaid expense as of November 30, 1996.

       - 300,000 shares issued for employee bonus, valued at $18,000.

       - 581,587 shares issued to the minority stockholders of the Company's subsidiary (see Note 10), valued at $50,866.

       - 1,000,000 shares, valued at $50,000, issued in partial settlement of a note payable (see Note 6).

                   Stock options

                   The Company has granted common stock options to various individuals, officers and directors of the Company in return for various services rendered to the Company.

                   Changes during the years ended November 30, 1996 and 1995 in common stock options outstanding were as follows:

                                        Shares           Price Range
Outstanding at December 1, 1994         590,000          $.10-$.50
Granted                               3,200,000          $.06-$.10
Exercised                              (200,000)              $.06
                                     ____________
Outstanding at November 30, 1995      3,590,000          $.10-$.50
Granted                                 150,000               $.10
                                     ____________
Outstanding at November 30, 1996      3,740,000          $.10-$.50
                                     _____________


                EXTEN INDUSTRIES, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Note 8 - Stockholders' equity (deficiency) (concluded):

                   Stock options (concluded)

In October 1995, the Financial Accounting Standards Board issued
Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") which requires that companies provide information regarding the fair value of stock options granted. The pronouncement is effective for years beginning after December 15, 1995. Since the Company intends to adopt the disclosure only provisions of SFAS 123, early application of that standard would not have had a material effect on the accompanying consolidated financial statements.

     Note 9 - Commitments and contingencies:

                   Leases

The Company leases its office space under an operating lease renewable annually. Rent expense was $5,736 and $11,834 for the years ended November 30, 1996 and 1995, respectively.

                   Litigation

The Company has been named as defendant in two legal proceedings arising in the ordinary course of business. These proceedings are a result of nonpayment of accounts and notes payable. In the opinion of management, the outcome of such proceedings and litigation will not materially affect the Company's consolidated results of operations or financial position. Based upon the opinion of legal counsel, all amounts represented in the legal proceedings and litigation have been reflected in accounts and notes payable in the accompanying consolidated balance sheet as of November 30, 1996.

     Note 10 - Buyout of minority interest:

In June 1996, the Company entered into an agreement with the minority stockholders of Xenogenex to exchange their shares of Xenogenex, Inc. for shares of Exten Industries, Inc. As a result of this transaction, the Company issued 581,587 shares of common stock and recorded goodwill in the amount of $50,866 which is being amortized over 13 months. The net carrying value of the goodwill at November 30, 1996 was $35,214.

                       EXTEN INDUSTRIES, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Note 11 - Prior period adjustments:

The Company has restated its consolidated financial statements for the year ended November 30, 1995. This action was taken to correct errors related to the minority stockholders' share of the subsidiary's accumulated deficit, the value of land held as an investment and the improper capitalization of research and development costs.

Prior to the restatement of the 1995 consolidated financial statements, the Company recorded an asset equal to the minority stockholders'
10% share of the subsidiary's accumulated deficit. Since the minority stockholders were under no obligation to repay this amount, the restated 1995 consolidated financial statements reflect the write-off of the minority interest in the amount of $99,149.

Prior to the restatement of the 1995 consolidated financial statements, the Company had written-down its investment in land by $1,300,000 resulting in a recorded investment in land of $354,000.
The estimated fair market value of the land was determined to be approximately $47,200. Consequently, the Company has recorded an additional write-down in the value of the land in the amount of $306,800 which is included in the accompanying 1995 consolidated statement operations.

Prior to the restatement of the 1995 consolidated financial statements, the Company recorded fixed assets in the amount of $97,600 related to the
cost of self-constructed SYBIOL machines.   These machines are not
used in the operations and are not subject to depreciation.
The costs to develop and construct these machines are research and development in nature. As a result, the accompanying 1995 consolidated statement of operations has been restated to include this amount as additional research and development costs.

     Note 12 - Subsequent events:

On March 7, 1997, the Company borrowed $125,000 from an unrelated party. On March 18, 1997, this note was increased to $145,000 by an additional borrowing of $20,000. The terms of the note require monthly interest payments of approximately $1,000 beginning April 7, 1997. Interest will be charged at the published prime rate which was 8.25% at March 7, 1997.

On March 18, 1997, the Company entered into an agreement with a bank to settle a note payable in the amount of $333,000. As described in Note 6, the Company is in default on the note and the bank has received a judgement for the full amount of the note plus fees of $35,000 associated with the collection of the note. As stipulated by the agreement, the Company has made a cash payment in the amount of $50,000 in full settlement of the note and fees.


                       EXTEN INDUSTRIES, INC. AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Subsequent events (concluded)

As described in Note 6, the Company entered into an agreement with a former president of the Company to settle a previously existing note in the amount of $388,000. As part of that settlement, the Company had agreed to a cash payment of $50,000 which was never made. On March 6, 1997, the Company settled that $50,000 obligation by issuing an additional 1,000,000 shares of stock with a market value of $.05 per share to the former president of the Company.

                                    SIGNATURES


                   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of August 1997.


                              EXTEN INDUSTRIES, INC.
                              (Registrant)


             8/22/97                 W. Gerald Newmin
             (Date)                  (Signature



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                           Date

W. Gerald Newmin     President, CEO, Chairman & Secretary 08/22/97
(Signature)                                                (Date)


William R. Hoelscher   Director & Treasurer               08/22/97
(Signature)                                                (Date)

Robert L. Cashman      Director                           08/22/97
(Signature)                                                 (Date)