Form 10QSB
period 1997-02-28
EXTEN INDUSTRIES INC
filed 1997-09-22
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549

                           FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended February 28, 1997

[  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
   For the transition period from ___________ to__________

Commission File Number : 0-16354

                   EXTEN INDUSTRIES, INC.
(Exact name of small business issuer as specified in its charter)


               Delaware                       52-1412493
     (State or other jurisdiction           (IRS Employer
  of incorporation or organization)     identification No.)


           9625 Black Mountain Road, Suite 218,
             San Diego, California, 92126
       (Address of principal executive offices)

                     (619) 578-9784
                  (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,620,192 as of February 28, 1997 Common
Stock, $0.01 Par Value



                         Exten Industries, Inc.
                             Form 10-QSB
                          Table of Contents

Part I:   Financial Information                                         Page

Item 1:   Condensed Consolidated Balance Sheets as
          of February 28, 1997(unaudited) and November 30, 1996          3

          Condensed Consolidated Statements of Operation
          (unaudited) for the Three Months Ended February 28, 1997
          and February 29, 1996                                          4

          Condensed Consolidated Statements of Cash Flows
          (unaudited) for the Three Months Ended February 28, 1997
          and February 29, 1996                                          5

          Notes to Condensed Consolidated Financial Statements
          (unaudited)                                                    6

Item 1a:  Factors Which May Affect Future Results                        9

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          Overview                                                      13

          Results of Operations                                         15

          Liquidity and Capital Resources                               16

Part II:  Other Information

Item 1:   Legal Proceedings                                             17

Item 2:   Changes in Securities                                         17

Item 3:   Defaults Upon Senior Securities                               17

Item 4:   Submission of Matters to a Vote of                            17
          Security Holders

Item 5:   Other Information                                             17

Item 6(a):Exhibits                                                      17

Item 6(b):Reports on Form 8-K                                           17

          SIGNATURES

                               EXTEN INDUSTRIES, INC.
                          PART I - FINANCIAL INFORMATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  AS OF FEBRUARY 28, 1997 AND NOVEMBER 30, 1996

                                            February 28,     November 30,
                                               1997             1996
                                            (unaudited)

ASSETS

CURRENT ASSETS
Cash                                          $       0       $     579
Prepaid Expenses                                 14,660          25,000
                                            ______________________________

TOTAL CURRENT ASSETS                             14,660          25,579

PROPERTY AND EQUIPMENT, net                           0               0

OTHER ASSETS
Real Estate Held For Sale                        47,200          47,200
Patent Costs                                      2,007               0
Goodwill, net                                    23,475          35,214
                                             _____________________________

TOTAL OTHER ASSETS                               72,682          82,414
                                             _____________________________
                                              $  87,342        $107,993
                                             =============================

LIABILITIES AND STOCKHOLDER'S EQUITY
(DEFICIENCY)

CURRENT LIABILITIES
Accounts Payable                              $ 184,776        $171,016
Accrued Expenses                                116,166         176,861
Notes Payable, Current                          658,984         646,484
                                              ___________________________

TOTAL CURRENT LIABILITIES                       959,926         994,361
                                              ___________________________

NOTE PAYABLE (net of current portion)                 0               0
                                              ___________________________

TOTAL LIABILITIES                               959,926         994,361
                                              ___________________________

STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock, $0.01 par value; 50,000,000
 share authorized; 31,620,192 & 29,762,432
 issued & outstanding, respectively            316,202         297,624

Additional Paid-in capital                   8,892,885       8,799,993

Preferred Stock, $0.01 par, 1,000,000 shares
authorized, Series C, 143 shares issued &
outstanding, respectively                            1               1

Accumulated Deficit                       (10,081,671)      (9,983,986)
                                          _______________________________

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)      (872,584)        (886,368)
                                          _______________________________

                                           $   87,342        $ 107,993
                                          ===============================

                         EXTEN INDUSTRIES, INC.
                    PART I - FINANCIAL INFORMATION
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED FEBRUARY 28, 1997 AND
                          FEBRUARY 29, 1996



                                             Three Months Ended
                                         February 28  February 29
                                          1997            1996

REVENUE

Sales                                    $       0    $        0
Royalties                                        0             0
                                         ___________________________
Total Revenue                                    0             0
                                         ___________________________

OPERATING EXPENSES
General & Administrative                    69,321       108,096
Consulting Fee Expense                      12,500       216,398
Depreciation and AMortization               11,739            73
Interest, net                                3,325           196
                                         ___________________________
Total Operating Expenses                    96,885       324,763
                                         ___________________________

Net Operating Loss Before Income Taxes     (96,885)     (324,763)

Provision for Income Taxes                     800           800
                                         ___________________________
Net Loss                                  $(97,685)    $(325,563)
                                         ===========================
Net Income (Loss) per
  Average Common Share                    $  (0.00)    $   (0.02)
                                         ===========================

Weighted Average Common Share Outstanding 30,715,032    15,499,331
                                         ===========================

The accompanying notes are an integral part of these financial statements


                     EXTEN INDUSTRIES, INC.
                PART I - FINANCIAL INFORMATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE THREE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

                                                Three Months Ended
                                              February 28,  February 29,
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                      $(97,685)     $(325,563)
Adjustments to Reconcile Net Loss
  to Net Cash
Provided By (Used in)
  Operating Activities
Depreciation and Amortization                  11,739              73
Issuance of Comon Stock for Services          111,470               0
Other Non-Cash Items                                0          12,679
(Increase) Decrease in:
Accounts Receivable                                 0           4,129
Prepaid Expense                                10,340         105,321
Other Assets                                   (2,007)         62,500
Icrease (Decrease) in:
Accounts Payable                               13,760          28,464
Accrued Expenses                              (60,696)         24,436
                                            _____________________________
NET CASH USED IN OPERATING ACTIVITIES         (13,079)        (87,961)
                                            _____________________________

CASH FLOWS FROM INVESTING ACTIVITIES
Capital Investment                                  0               0
Receipt of Note Receivable                          0          40,000
                                            _____________________________
NET CASH FROM INVESTMENT ACTIVITIES                 0          40,000
                                            _____________________________
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of Common Stock                            0          43,097
Increase in Long Term Debt                     12,500             362
                                            _____________________________
NET CASH PROVIDED BY FINANCING ACTIVITES       12,500          43,000
                                            _____________________________
NET DECREASE IN CASH                             (579)         (4,226)

CASH AT BEGINNING OF PERIOD                       579           8,233
                                            _____________________________
CASH AT END OF PERIOD                        $      0       $   4,007
                                            =============================

The accompanying notes are integral part of these financial statements

                      EXTEN INDUSTRIES, INC.
                  PART I - FINANCIAL INFORMATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

     Organization and Nature of Operations

     Exten Industries, Inc. (the "Company") was incorporated on December 1, 1970 in the state of Delaware. The Company's principal business is the research and development of the synthetic liver technology (SYBIOL) of its wholly owned subsidiary, Xenogenex, Inc. (Xenogenex). Xenogenex was incorporated on July 30, 1991 in the state of California for the purpose of funding this biotechnology research. In March 1993, Xenogenex received all rights to the SYBIOL technology developed for Xenogenex under contract with Cedars-Sinai Medical Center. A patent application has been filed and approved for the process utilized by the SYBIOL device and the Company has applied for trademark protection for the SYBIOL tradename.

     Basis of Accounting

     The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Basis of Consolidation

     The consolidated financial statements include the accounts of Exten Industries, Inc. and its wholly owned subsidiary, Xenogenex, Inc. (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

     Basis of Presentation

     The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature and considered necessary for a fair presentation, have been included. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended November 30, 1996. The results of operations for the three months ended February 28, 1997 are not necessarily indicative of the operating results for the year ended November 30, 1997. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year November 30, 1996.

     Reclassifications

     Certain February 29, 1996 balances have been reclassified to conform to the February 28, 1997 condensed financial statement presentation.

1.   Summary of Significant Accounting Policies
     (continued)

     Property and Equipment

     Property and equipment is stated at cost, and depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Assets under capital leases are depreciated by the straight-line method over the shorter of the lease term or the useful lives of the assets. Maintenance, repairs and minor renewals are charged to operations as incurred. Major replacements or upgrades are capitalized. When properties are retired or otherwise disposed, the related cost and accumulated depreciation are eliminated from the respective accounts and any gain or loss on disposition is reflected as income or expense.

       Prepaid Expense

       Prepaid Expense consist primarily of consulting services that have been prepaid pursuant to contracts.

2.   Property and Equipment

     Property and equipment at February 28, 1997 and at November 30, 1996 are summarized as follows:

                                          February 28,    November 30,
                                             1997             1996
                                           (unaudited)
Machinery and equipment                    $   9,368      $  9,368
Furniture and fixtures                        14,706        14,706
                                           __________     ___________
                                              24,074        24,074
Less accumulated depreciation
and amortization                             (24,074)      (24,074)
                                           __________     ___________

Property and equipment, net                $       0      $      0
                                           ==========     ===========

  3. Supplemental Cash Flow Information

     Supplemental disclosures of cash flow information for the three month periods ended February 28, 1997 and 1996 are summarized as follows:

                                          Three Months   Three Months
                                             Ended          Ended
                                         February 28,     February 29,
                                             1997           1996
                                          (unaudited)    (unaudited)

Cash paid for interest and
  income taxes:
   Interest                                $1,148         $  106
   Income taxes                            $  800         $  800



                        EXTEN INDUSTRIES, INC.
                  PART I - FINANCIAL INFORMATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.   Earnings Per Share

     Certain options granted and outstanding as of February 28, 1997 (unaudited) are antidilutive for the purposes of calculating primary and fully diluted earnings per share and therefore are not included in the earnings per share calculations.

     In February 1997, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in any change in primary earnings per share for the three months ended February 28, 1997. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is also not expected to be material.

5.   Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

6.   Going Concern Matters

     For the three month period ended February 28, 1997 the Company incurred a net loss of $97,685. The Company's accumulated deficit and stockholders' deficiency at February 28, 1997 were $10,081,671 and $872,584, respectively. In addition, at February 28, 1997, the Company's current liabilities exceeded its current assets by $945,266. Additionally, even though the Company has been able to satisfy certain operating expenses by issuing shares of the Company's common stock, operating activities have still resulted in negative cash flows aggregating $13,079 for the three months ended February 28, 1997. Furthermore, judgments and claims against the Company relating to loan guarantees, claims of a former president of the Company, and amounts owed current and former suppliers continue to accumulate. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

     In order to continue as a going concern, management's plans include (1) raising additional capital through sales of common stock, the proceeds of which would be used to perfect the Company's patent position in its SYBIOL technology and satisfy immediate operating needs; (2) continue to use common stock to pay for consulting and professional services; (3) negotiate reduced settlements of existing liabilities; and
     (4) sell non-productive ass, management is continually seeking other potential joint venture partners or merger candidates that would allow for the immediate recognition of the value of the SYBIOL technology for creditors and stockholders. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

           PART IA. FACTORS AFFECTING FUTURE OPERATING RESULTS

An investment in the Common Stock of the Company involves a high degree of risk. In addition to the other information contained in this Form 10-QSB, prospective investors should carefully consider the following risk factors:

1. SIGNIFICANT AND REPEATED LOSSES. During the most recent quarter ended February 28, 1997 and fiscal year ended November 30, 1996, the Company's losses were significant. The Company has a history of losses dating back to 1992 and beyond. The Company faces all the risks inherent in a new business. The Company's Xenogenex subsidiary is without any record of earnings and sales. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they may lose all or substantially all of their investment.

2. QUALIFIED OPINION. The Company's independent public accountants issued qualified opinions for the Company's financial statements for the years ended November 30, 1996, 1995 and 1994 with respect to uncertainties concerning the Company's ability to continue as a going concern.

3. LACK OF REVENUES. The Company's only active business is the research and development activities from which the Company generates no stream of revenues and there can be no assurance that the Company will ever generate any revenues in the near future. As a result, the Company may continue to incur losses and any investor who purchases or acquires any shares of the Company's common stock will likely incur further substantial dilution and loss in the value of their investment.

4. SIGNIFICANT AND INCREASING CURRENT LIABILITIES AND DEFAULT. As of February 28, 1997, the Company had current debts and other obligations that are due and payable on or before November 30, 1997. Included in these obligations is approximately $343,000 in notes payable currently in default. Furthermore, as of February 28, 1997, the Company had over 65 times as many current liabilities as current assets. In the event that the Company is not able to generate sufficient cash resources to pay these and other current liabilities on or before their due dates, the Company will likely incur substantial additional costs and expenses and otherwise risk whatever claims creditors may assert against the Company in connection with any default thereby. This may result in an investor losing all or substantially all of their investment.

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

6. NEGATIVE WORKING CAPITAL AND NEGATIVE CASH FLOW. While the Company's management seeks additional financing for the Company to complete its business plan, there can be no assurance that the Company will obtain any additional financing or, if it is obtained, that it can be obtained on terms reasonable in view of the Company's current circumstances. In addition, the Company has experienced negative cash flow from the 1992, 1993, 1994 and 1996 fiscal years.

7. POTENTIAL DILUTION. Funding of the Company's proposed business plan will result in substantial and on-going dilution of the Company's existing stockholders. During the quarter ended February 28, 1997 and for the year ended November 30, 1996, the Company issued 1,857,760 and 6,300,227 additional shares of its common stock, respectively, in connection with its operations while incurring continuing and ever-increasing financial losses. While there can be no guarantee that the Company will be successful in raising additional capital, if the Company is successful in obtaining any additional capital, existing stockholders may incur substantial dilution.

8. DEFAULT ON INDEBTEDNESS. The Company was in default on its repayment of a certain loan totaling $343,072 (as of November 30, 1996) (the "Loan") with Union Bank and a former officer of the Company, Robert H. Goldsmith, asserts that the Company has defaulted on approximately $388,000 in promissory notes. While Union Bank has sued the Company and has aggressively sought repayment of the Loan, together with interest, and fees due with the result that Union Bank has obtained a judgment against the Company, the Company's management has attempted, without success to negotiate an acceptable payment program with Union Bank and there is no guarantee that the Company will be able to pay the monies required to settle this matter. In addition, the Company had over $994,361 in liabilities all due and payable on or before November 30, 1997. In the event that the Company is not able to generate additional cash from the sale of the Company's securities or otherwise obtain funds on some other basis, the Company will remain in default on its obligations and likely default on obligations to other creditors with the result that any investor in the Company's common stock will lose all or substantially all of their investment.

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

10. LACK OF INDEPENDENT EVALUATION OF TECHNOLOGY AND COMMERCIAL VIABILITY. The Company's current management does not possess any studies performed by an independent third party which demonstrate that the synthetic bio-liver technology has ever been rigorously evaluated. There can be no assurance that this technology offers safe, efficacious, and cost-effective therapeutic attributes relative to those provided by competing technologies or, if it does, that the technology is commercially viable.

11. COSTS OF LITIGATION. The Company is likely to incur significant costs for litigation in connection with a dispute with a law firm that previously represented the Company. While the Company seeks to resolve this dispute on terms favorable to the Company, there can be no assurance that the Company will be successful or that the cost incurred will not exceed any benefits that the Company may derive from this litigation.


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

17. POSSIBLE STOCK SALES - REGULATION S AND FORM S-8 REGISTRATION STATEMENT. The Company has periodically issued shares to non-U.S. citizens under Regulation S. In addition, the Company has utilized the services of consultants and, in this connection, the Company has issued shares of the Company's Common Stock and registered these shares for sale on Form S-8. The shares issued under Regulation S become freely-tradable 41 days after issuance. The shares registered on Form S-8 are immediately freely-tradable. As a result, the Company's issuance of shares pursuant to Regulation S and Form S-8 likely depresses the market price of the Company's Common Stock. While the Company's management intends to carefully evaluate the need to issue shares of the Company's Common Stock on this basis, the Company's meager financial resources will likely prevent the Company from limiting its use of Regulation S and Form S-8, with the result that the market price of Company's Common Stock will likely be depressed by the registration and sale of shares on an on-going basis.

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

Item 2.  Managements' Discussion and Analysis of Financial
Condition and Results of Operations.

This Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Factors Affecting Future Operating Results."

Forward-Looking Information -General

The following information contains certain forward-looking statements that anticipate future trends or events. These statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's ability to complete and fund it research and development. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

Although the Company cannot accurately anticipate the effects of inflation, the Company does not believe inflation has had or is likely to have a material effect on its results of operations or liquidity.

The Company's quarterly operating results vary significantly depending on the occurrence of funding and the involvement of Company personnel in these endeavors. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

Overview

The Company's only active business is the proposed research and development activities of its SYBIOL technology.

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

In September of 1991 the Company acquired all of the outstanding stock of Xenogenex, formerly known as Ascot Close Research Institute, Ltd. At that time Xenogenex was funding research on xenogeneic transplants with a major West Coast medical center. Xenogenex had the rights to the commercial development of the research work.

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

In 1993, the Company divested itself of its other business lines, leaving development of the synthetic bio-liver
("SYBIOL") through its subsidiary Xenogenex, Inc. as the Company's only business.

In March of 1993 Xenogenex received all the rights to a synthetic bio-liver ("SYBIOL") developed for Xenogenex under contract with Cedars-Sinai Medical Center. A patent application is presently pending on the process utilized by the SYBIOL device and the Company has applied for trademark protection for the SYBIOL tradename. In July 1996, the Company acquired all of the assets of Xenogenex; and, as a result , as of February 28, 1997, the Company owned all assets of Xenogenex.

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

In addition to the other information contained in this Form
10-QSB, prospective investors should carefully consider the following risk factors:

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

2. INTENSE COMPETITION. Competition from other biotechnology and pharmaceutical companies and from research and academic institutions is intense and is expected to increase. Competitors or potential competitors of the Company have filed applications for, or have been issued, certain patents, and may obtain additional patents and proprietary rights, relating to technologies competitive with those of the Company. Accordingly, there can be no assurance that the Company's patent applications will result in patents being issued or that, if issued, such patents will provide protection against competitive technology that circumvents such patents or will be held valid by a court of competent jurisdiction; nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent. Furthermore, there can be no assurance that licenses that might be required for the Company's processes or products would be available on reasonable terms, if at all. The Company also intends to rely upon non-patented trade secrets, know-how and continuing technological innovation to develop and maintain its competitive position. No assurance can be given that others will not independently develop substantially equivalent proprietary information and technology, or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to its non-patented trade secrets.

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

Results of Operations

Three Months Ended February 28, 1997 Compared to Three Months
Ended February 29, 1996

During the three months ending February 28, 1997 and February
29, 1996 the Company did not record any revenues.

During the three months ended February 28, 1997, the Company incurred $12,500 in consulting fees compared to $216,398 for the three months ended February 29, 1996. This decrease (94%) in consulting fees was due primarily to the Company's limited use of outside consultants and the increased reliance on the services of the Company's Chief Executive Officer and Directors to fill the roles previously filled by outside consultants.

During the three months ended February 28, 1997, the Company incurred $69,321 in general and administrative expenses. This decreased by nearly 41% from the three month period ended February 29, 1996. This decrease was primarily due to significantly reduced administrative, payroll, legal and accounting functions and other ancillary expenses being held to a minimum due to economic and financial reasons.

During the three months ended February 28, 1997 no research and development costs were incurred. The absence of research and development costs reflected the Company's substantially limited financial resources and the efforts expended in pursuing those financial resources. The Company believes that research and development efforts will commence within the next year if funds become available.

During the three months ended February 28, 1997, the Company incurred $11,739 in amortization expense. This amortization expense is resultant of the Goodwill recognized during the year ended November 30, 1996 pursuant to the redemption of the minority shareholders interest in the subsidiary Xenogenex. The $73 incurred for the three month period ended February 29, 1996 was due to the remaining equipment that the Company held.


As a result, total operating expenses for the three month period ended February 28, 1997 were $96,885 compared to $324,763 for the three month period ended February 29, 1997. This resulted in the Company recording a loss from operations of $96,885 for the three month period ended February 28, 1997 compared to a loss from operations of $324,763 for the three month period ended February 29, 1996, or a decrease of approximately 70%.

Liquidity And Capital Resources

The Company's principal capital requirements are to fund operations and development of new products. The Company has historically satisfied its cash requirements through cash flows from private placements and short-term borrowings.

The Company's current ratio (current assets over current liabilities) is .0152 to 1 as of February 28, 1997. During the first quarter of fiscal year 1997, the Company's cash requirements were met by short term borrowings from an officer of the Company. The Company issued in the amount of $111,470, common stock of the Company for services performed.

Several steps have been taken by the Company to reduce its liabilities, reduce cash requirements, and raise capital. The Company has been negotiating with the bank and its vendor creditors to settle its liabilities. Exten is also negotiating with investment bankers for raising of additional capital. The Company is also considering merger with other entities. No assurances can be given that any such activity will prove successful. The Company will require substantial working capital to continued synthetic bio-liver development of Xenogenex, Inc. and there can be no guarantee that the Company will be successful in obtaining any such needed financing.

The Company has also continued to pay salaries, consulting fees, and in some cases, legal fees through the issuance of the Company's Common Stock with the subsequent registration of the shares so issued on Form S-8. The Company has been forced to take these steps to conserve the Company's cash and liquid resources.

The Company is raising some funds intermittently through the use of long term debt instruments and through the payment of services with stock.

Subsequent to the three month period ended February 28, 1997 the following events occurred. On March 7, 1997, the Company borrowed $125,000 from an unrelated party. On March 18, 1997, this note was increased to $145,000 by an additional borrowing of $20,000. The terms of the note require monthly interest payments of approximately $1,000 beginning April 7, 1997. Interest will be charged at the published prime rate which was 8.25% at March 7, 1997.

On March 18, 1997, the Company entered into an agreement with a bank to settle a note payable in the amount of $333,000. As described in Note 6, the Company is in default on the note and the bank has received a judgment for the full amount of the note plus fees of $35,000 associated with the collection of the note. As stipulated by the agreement, the Company has made a cash payment in the amount of $50,000 in full settlement of the note and fees.

The Company entered into an agreement with a former president of the Company to settle a previously existing note in the amount of $388,000. As part of that settlement, the Company has agreed to a cash payment of $50,000 which was never made. On March 6, 1997, the Company settled that $50,000 obligation by issuing an additional 1,000,000 shares of stock with a market value of $.05 per share to the former president of the Company. This transaction was recorded for the year ending November 30, 1996 stock issuances.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

As of August 29, 1997, there were no pending legal proceedings involving the Company which, in the opinion of management, after discussion with legal counsel, were of a material nature except the following:

1. Zampi & Associates Litigation

     (1)    San Diego County Superior Court, State of
California
     (2)    October 16, 1996.
     (3)    Zampi & Associates as plaintiff. Exten Industries,
Inc. as a defendant.
     (4)    Lawsuit to collect legal fees.
     (5)    Relief Sought: Monetary payment.

2. Steven A. Lyman Litigation

     (1)    San Diego County Superior Court, State of
California
     (2)    December 12, 1996.
     (3)    Steven A. Lyman as plaintiff. Exten Industries,
Inc. as a defendant.
     (4)    Lawsuit to recover monies from purchase of stock.
     (5)    Relief sought: Monetary judgment.

Item 2: Changes in Securities

The following securities were sold by the Company without registering the securities under the Securities Act of 1953 under the claim exemption stated.
     On February 21, 1997, the Company issued 1,000,000 shares of its common stock ($.001 par value) (the "shares") on a private placement basis pursuant to the exemption allow ed under Section 4(2) of the Securities Act of 1933. These shares were sold to an investor by the Company with out the assistance of any underwriter or broker-dealer at a price of five cents ($.05) each in settlement for a debt of the Company in the amount of $50,000.

Item 3: Defaults Upon Senior Securities
NONE
Item 4: Submission of Matters to a Vote of Security Holders
NONE
Item 5: Other Information
NONE
Item 6(a): Exhibits
NONE
Item 6(b): Reports on Form 8-K
NONE



                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.


                                        EXTEN INDUSTRIES, INC.
                                        (Registrant)

 8/29/97         W. Gerald Newmin
 (Date)          (Signature)

8/29/97          William R. Hoelscher
 (Date)          (Signature)