Form 10QSB
period 1997-05-31
EXTEN INDUSTRIES INC
filed 1997-09-22
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, DC 20549

                       FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended May 31, 1997

[  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934
     For the transition period from ___________ to __________

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,620,192 as of May 31, 1997 Common
Stock, $0.01 Par Value




                Exten Industries, Inc.
                    Form 10-QSB
                 Table of Contents


Part 1:    Financial Information                                           Page

Item 1:    Condensed Consolidated Balance Sheet as of May 31, 1997
           (unaudited) and November 30, 1996                                3

           Condensed Consolidated Statements of Operation (unaudited) for
           the Six and Three Months Ended May 31, 1997 and May 31, 1996     4

           Condensed Consolidated Statements of Cash Flows (unaudited) for
           the Six Months Ended May 31, 1997 and May 31, 1996               5

           Notes to Condensed Consolidated Financial Statements (unaudited) 6

Item 1a:   Factors Which May Affect Future Results                          9

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

           Overview                                                        13

           Results of Operations                                           15

           Liquidity and Capital Resources                                 17

Part II:   Other Information

Item 1:    Legal Proceedings                                               18

Item 2:    Changes in Securities                                           18

Item 3:    Defaults Upon Senior Securities                                 18

Item 4:    Submission of Matters to a Vote of Security Holders             18

Item 5:    Other Information                                               18

Item 6(a): Exhibits                                                        18

Item 6(b)  Reports on Form 8-K                                             18

           SIGNATURES

                      EXTEN INDUSTRIES, INC.
                PART I - FINANCIAL INFORMATION
            CONDENSED CONSOLIDATED BALANCE SHEETS
           AS OF MAY 31, 1997 AND NOVEMBER 30, 1996

                                       May 31,       November 30,
                                        1997             1996
                                     (unaudited)
                                    _______________________________

ASSETS

CURRENT ASSETS
Cash                                $        0       $       579
Prepaid Expenses                        10,000            25,000
                                    _______________________________

TOTAL CURRENT ASSETS                    10,000            25,579

PROPERTY AND EQUIPMENT, net                  0                 0

OTHER ASSETS
Real Estate Held For Sale               47,200            47,200
Deferred Offering Costs                  5,000                 0
Patent Costs                            27,007                 0
Goodwill, net                           11,736            35,214
                                    ______________________________
TOTAL OTHER ASSETS                      90,943            82,414
                                    ______________________________
                                    $  100,943          $107,993
                                    ==============================


LIABILITIES AND STOCKHOLDER'S EQUITY
(DEFICIENCY)

CURRENT LIABILITIES
Accounts Payable                    $  168,761          $171,016
Accrued Expenses                       158,743           176,861
Notes Payable, Current                 325,984           646,484
                                    ______________________________

TOTAL CURRENT LIABILITIES              653,488           994,361
                                    ______________________________
NOTE PAYABLE (net of current portion)  140,000                 0
                                    ______________________________
TOTAL LIABILITIES                      793,488           994,361
                                    ______________________________
STOCKHOLDERS' EQUITY (DEFICIENCY)

Common Stock, $0.01 par value; 50,000,000
 shares authorized; 31,620,192 &
 29,762,432 issued & outstanding,
 respectively                          316,202           297,624
Additional Paid-in Capital           8,892,885         8,799,993
Preferred Stock, $0.01 par, 1,000,000
 shares authorized, Series C, 143 shares
 issued & outstanding, respectively          1                 1
Accumulated Deficit                 (9,901,633)       (9,983,986)
                                   _______________________________
TOTAL STOCKHOLDERS'
  EQUITY (DEFICIENCY)                 (692,545)         (886,368)
                                   _______________________________
                                   $   100,943        $  107,993
                                   ===============================

The accompanying notes are integral part of these financial statements




                      EXTEN INDUSTRIES, INC.
                 PART I - FINANCIAL INFORMATION
       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
   SIX MONTHS AND THREE MONTHS ENDED MAY 31, 1997 AND MAY 31, 1996

                               Six Months Ended      Three Months Ended
                           May 31,       May 31,   May 31,        May 31,
                            1997          1996      1997            1996
                           _______________________________________________
REVENUE
Sales                      $       0     $     0   $      0   $        0
Royalties                          0           0          0            0
                           _______________________________________________
Total Revenue                      0           0           0           0
                           _______________________________________________
OPERATING EXPENSES
General & Administrative     155,350     187,839      86,029      79,743
Consulting Fee Expense        12,500     252,313           0      35,915
Depreciation and
 Amortization                 23,478         146      11,739          73
Interest, net                  8,519         281       5,194          85
                            ______________________________________________
Total Operating Expenses     199,847     440,579     102,962      115,816
                            ______________________________________________
Net Operating Loss Before
 Extraordinary Item         (199,847)   (440,579)   (102,962)    (115,816)

Extraordinary Item - Gain
 On Extinguishment of Debt   283,000    (264,000)     283,000    (264,000)
                             _____________________________________________
Net Operating Income (Loss)
 Before Income Taxes          83,153    (704,579)     180,038     (379,816)

Provision for Income Taxes       800         800            0            0
                              _____________________________________________

Net Income (Loss)            $82,153    $(705,379)   $ 180,038   $(379,816)
                             ==============================================
Net Operating Loss Before
Extraordinary Item per
Average, Common Share        $ (0.01)    $   (0.03)   $  (0.01)   $   (0.01)
Extraordinary Item              0.01         (0.02)       0.01        (0.02)
                             ______________________________________________
Net Income (Loss) per
 Average Common Share        $  0.00      $  (0.05)   $    0.00    $  (0.03)
                             ===============================================
Weighted Average Common
 Share Outstanding            30,912,032   15,499,331   31,620,192  15,499,331
                             ==================================================

The accompanying notes are integral part of these financial statements


                        EXTEN INDUSTRIES, INC.
                     PART 1 - FINANCIAL INFORMATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE SIX MONTHS ENDED MAY 31, 1997 AND MAY 31, 1996

                                                Six Months Ended
                                         May 31, 1997       May 31, 1996
                                      ____________________________________

CASH FLOWS FORM OPERATING ACTIVITIES
Net Income (Loss)                         $   82,153        $  (705,379)
Adjustments to Reconcile Net Income (Loss)
  to Net Cash
Provided by (Used In) Operating Activities
Depreciation and Amortization                 23,478                146
Issuance of Common Stock for Services        111,470            (68,381)
Other Non-Cash Items                               0                  0
Extinguishment of Debt                      (283,000)           264,000
(Increase) Decrease in:
Accounts Receivable                                0              3,129
Prepaid Expense                               15,000            105,321
Other Assets                                 (32,007)            62,500
Increase (Decrease) in:
Accounts Payable                              (2,055)            51,195
Accrued Expenses                             (18,118)           122,323
                                          _______________________________
NET CASH USED IN OPERATING ACTIVITIES       (103,079)          (165,146)
                                          _______________________________
CASH FLOWS FROM INVESTING ACTIVITIES
Capital Investment                                 0                  0
Receipt of Note Receivable                         0             40,000
                                          ______________________________
NET CASH FROM INVESTMENT ACTIVITIES                0             40,000

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of Common Stock                           0            145,153
Incrase in Long Term Debt                    102,500                362
                                          ______________________________
NET CASH PROVIDED BY FINANCING ACTIVITIES    102,500            145,515
                                          ______________________________
NET INCREASE (DECREASE) IN CASH                 (579)            20,369

CASH AT BEGINNING OF PERIOD                      579              8,233
                                          ______________________________
CASH AT END OF PERIOD                      $       0          $  28,602
                                          ==============================

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

     Basis of Presentation

     The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature and considered necessary for a fair presentation, have been included. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended November 30, 1996. The results of operations for the six months ended May 31, 1997 are not necessarily indicative of the operating results for the year ended November 30, 1997. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year November 30, 1996.

     Reclassifications

     Certain May 31, 1996 balances have been reclassified to conform to the May 31, 1997 condensed financial statement presentation.


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

2.   Property and Equipment

     Property and equipment at May 31, 1997 and at November 30, 1996 are summarized as follows:
[/TABLE]
[S]                                 [C]                [C]
                                     May 31, 1997      November 30,
                                      (unaudited)         1996

Machinery and equipment               $  9,368          $  9,368
Furniture and fixtures                  14,706            14,706
                                     ___________       ___________
                                        24,074            24,074
Less accumulate ddepreciation and
amortization                           (24,074)          (24,074)
                                     ___________       ____________

Property and equipment, net          $       0         $        0
                                     ____________      ____________


  3. Supplemental Cash Flow Information

     Supplemental disclosures of cash flow information for the six month periods ended May 31, 1997 and 1996 are summarized as follows:

                                  Six Months Ended   Six Months Ended
                                     May 31, 1997      May 31, 1997
                                     (unaudited)       (unaudited)

Cash paid for interest
 and income taxes:

    Interest                           $  4,548          $  810
    Income taxes                       $    800          $  800



                      EXTEN INDUSTRIES, INC.
                 PART I - FINANCIAL INFORMATION
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.   Earnings Per Share

     Certain options granted and outstanding as of May 31, 1997 (unaudited) are antidilutive for the purposes of calculating primary and fully diluted earnings per share and therefore are not included in the earnings per share calculations.

     In February 1997, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in any change in primary earnings per share for the six months ended May 31, 1997. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is also not expected to be material.

5.   Use of Estimates

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

6.   Going Concern Matters

     The Company's accumulated deficit and stockholders' deficiency at May 31, 1997 were $9,901,633 and $692,545, respectively. In addition, at May 31, 1997, the Company's current liabilities exceeded its current assets by $643,488. Additionally, even though the Company has been able to satisfy certain operating expenses by issuing shares of the Company's common stock, operating activities have still resulted in negative cash flows aggregating $103,079 for the six months ended May 31, 1997. Furthermore, judgments and claims against the Company relating to loan guarantees, claims of a former president of the Company, and amounts owed current and former suppliers continue to accumulate. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

         PART IA. FACTORS AFFECTING FUTURE OPERATING RESULTS

An investment in the Common Stock of the Company involves a high degree of risk. In addition to the other information contained in this Form 10-QSB, prospective investors should carefully consider the following risk factors:

1. SIGNIFICANT AND REPEATED LOSSES. During the most recent fiscal year ended November 30, 1996, the Company's losses were significant. The Company has a history of losses dating back to 1992 and beyond. The Company faces all the risks inherent in a new business. The Company's Xenogenex subsidiary is without any record of earnings and sales. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they may lose all or substantially all of their investment.

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

4. SIGNIFICANT AND INCREASING CURRENT LIABILITIES AND DEFAULT. As of May 31, 1997, the Company had current debts and other obligations that are due and payable on or before November 30, 1997. Included in these obligations is approximately $10,000 in notes payable currently in default. Furthermore, as of May 31, 1997, the Company had over 65 times as many current liabilities as current assets. In the event that the Company is not able to generate sufficient cash resources to pay these and other current liabilities on or before their due dates, the Company will likely incur substantial additional costs and expenses and otherwise risk whatever claims creditors may assert against the Company in connection with any default thereby. This may result in an investor losing all or substantially all of their investment.

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

7. POTENTIAL DILUTION. Funding of the Company's proposed business plan will result in substantial and on-going dilution of the Company's existing stockholders. During the six months ended May 31, 1997 and for the year ended November 30, 1996, the Company issued 1,857,760 and 6,300,227 additional shares of its common stock, respectively, in connection with its operations while incurring continuing and ever-increasing financial losses. While there can be no guarantee that the Company will be successful in raising additional capital, if the Company is successful in obtaining any additional capital, existing stockholders may incur substantial dilution.

8. DEFAULT ON INDEBTEDNESS. The Company was in default on its repayment of a certain loan totaling $343,072 (as of November 30, 1996) (the "Loan") with Union Bank and a former officer of the Company, Robert H. Goldsmith, asserts that the Company has defaulted on approximately $388,000 in promissory notes. While Union Bank has sued the Company and has aggressively sought repayment of the Loan, together with interest, and fees due with the result that Union Bank has obtained a judgment against the Company. The Company's management has settled this debt for payment of $50,000, which it has. In addition, the Company has over $653,488 in liabilities all due and payable on or before November 30, 1997. In the event that the Company is not able to generate additional cash from the sale of the Company's securities or otherwise obtain funds on some other basis, the Company will remain in default on its obligations and likely default on obligations to other creditors with the result that any investor in the Company's common stock will lose all or substantially all of their investment.

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

16. POSSIBLE RULE 144 STOCK SALES. As of November 30, 1996, the Company had a substantial amount of shares of the Company's outstanding Common Stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any six month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least six years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

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

In March of 1993 Xenogenex received all the rights to a synthetic bio-liver ("SYBIOL") developed for Xenogenex under contract with Cedars-Sinai Medical Center. A patent application is presently pending on the process utilized by the SYBIOL device and the Company has applied for trademark protection for the SYBIOL tradename. In July 1996, the Company acquired all of the assets of Xenogenex; and, as a result , as of May 31, 1997, the Company owned all assets of Xenogenex.

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

Results of Operations

Six Months Ended May 31, 1997 Compared to Six Months Ended May
31, 1996

During the six months ending May 31, 1997 and May 31, 1996 the
Company did not record any revenues.

During the six months ended May 31, 1997, the Company incurred $12,500 in consulting fees compared to $252,313 for the six months ended May 31, 1996. This decrease (95%) in consulting fees was due primarily to the Company's continued limited use of outside consultants and the increased reliance on the services of the Company's Chief Executive Officer and Directors to fill the roles previously filled by outside consultants.

During the six months ended May 31, 1997, the Company incurred
$155,350 in general and administrative expenses. This decreased by nearly 18% from the six month period ended May
31, 1996. This decrease was primarily due to reduced administrative, payroll, legal and accounting functions and other ancillary expenses being held to a minimum due to economic and financial reasons.

During the six months ended May 31, 1997 no research and development costs were incurred. The absence of research and development costs reflected the Company's substantially limited financial resources and the efforts expended in pursuing those financial resources. The Company believes that research and development efforts will commence within the next year if private placement funds become available.

During the six months ended May 31, 1997, the Company incurred $23,478 in amortization expense. This amortization expense is resultant of the Goodwill recognized during the year ended November 30, 1996 pursuant to the redemption of the minority shareholders interest in the subsidiary Xenogenex. The $146 incurred for the six month period ended May 31, 1996 was due to the remaining equipment that the Company held.

As a result, total operating expenses for the six month period ended May 31, 1997 were $199,847 compared to $440,579 for the six month period ended May 31, 1997. This resulted in the Company recording a loss from operations of $199,847 for the six month period ended May 31, 1997 compared to a loss from operations of $440,579 for the six month period ended May 31, 1996, or a decrease of approximately 55%.

During the six months ended May 31, 1997 the Company entered into an agreement with Union Bank to settle a previous existing note payable and judgment with a balance due of $333,000. As of May 31, 1997 a payment of $50,000 was made for full settlement in connection with the note payable and judgment, the Company recorded a gain on extinguishment of debt of $283,000 during this period. For the six months ended May 31, 1996 the Company recognized a loss on dispositions of $264,000.

Three Months Ended May 31, 1997 Compared to Three Months Ended
May 31, 1996

During the three months ending May 31, 1997 and May 31, 1996 the Company did not record any revenues.

During the three months ended May 31, 1997, the Company did not incur consulting fee expense compared to $35,915 for the three months ended May 31, 1996. This decrease in consulting fees was due primarily to the Company's continued limited use of outside consultants and the increased reliance on the services of the Company's Chief Executive Officer and Directors to fill the roles previously filled by outside consultants.

During the three months ended May 31, 1997, the Company incurred $86,029 in general and administrative expenses. This increased by nearly 7% from the three month period ended May 31, 1996. This increase was primarily due to the executive officer positions being held by Mr. Newmin as an employee versus the status of a consultant, legal and accounting functions and other ancillary expenses. The Company continues to hold these expenses to a minimum due to economic and financial reasons.

During the three months ended May 31, 1997 no research and development costs were incurred. The absence of research and development costs reflected the Company's substantially limited financial resources and the efforts expended in pursuing those financial resources. The Company believes that research and development efforts will commence within the next year if funds become available.

During the three months ended May 31, 1997, the Company incurred $11,739 in amortization expense. This amortization expense is resultant of the Goodwill recognized during the year ended November 30, 1996 pursuant to the redemption of the minority shareholders interest in the subsidiary Xenogenex. The $73 incurred for the three month period ended May 31, 1996 was due to the remaining equipment that the Company held.

As a result, total operating expenses for the three month period ended May 31, 1997 were $102,962 compared to $115,816 for the three month period ended May 31, 1997. This resulted in the Company recording a loss from operations of $102,962 for the three month period ended May 31, 1997 compared to a loss from operations of $115,816 for the three month period ended May 31, 1996, or a decrease of approximately 11%. The Company believes that expenses and losses will be significantly less than previous years due to cost cutting and outside services being held to a minimum.

Liquidity And Capital Resources

The Company's principal capital requirements are to fund operations and development of new products. The Company has historically satisfied its cash requirements through cash flows from private placements and short-term borrowings.

The Company's current ratio (current assets over current liabilities) is .0153 to 1 as of May 31, 1997. During the first six months of fiscal year 1997, the Company's cash requirements were met by short term borrowings from an officer of the Company and long term borrowings from an unrelated party. The Company issued in the amount of $111,470, common stock of the Company for services performed.

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

     On March 18, 1997, the Company entered into an agreement with a bank to settle a note payable in the amount of $333,000. The Company is in default on the note and the bank has received a judgment for the full amount of the note plus fees of $35,000 associated with the collection of the note. As stipulated by the agreement, the Company made a cash payment in the amount of $50,000 in full settlement of the note and fees.

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