Form 10QSB
period 1997-08-31
EXTEN INDUSTRIES INC
filed 1997-10-16
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                                FORM 10-QSB


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934
       For the quarterly period ended August 31, 1997

[ ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934
      For the transition period from ___________ to __________

                   Commission File Number: 0-16354

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,986,457 as of August 31, 1997 Common Stock, $0.01 Par Value

Exten Industries, Inc.
Form 10-QSB
Table of Contents

Part I:
Financial Information                                                     Page

Item 1:
Condensed Consolidated Balance Sheets as of August 31, 1997
unaudited) and November 30, 1996                                            3

Condensed Consolidated Statements of Operations (unaudited) for the Nine and Three Months Ended August 31, 1997
and August 31, 1996                                                         4

Condensed Consolidated Statements of Cash Flows (unaudited) for
the Nine Months Ended August 31, 1997 and August 31, 1996                   5

Notes to Condensed Consolidated Financial Statements (unaudited)            6

Item 1a: Factors Which May Affect Future Results                           10

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview                                                                   14

Results of Operations                                                      16

Liquidity and Capital Resources                                            18

Part II: Other Information

Item 1: Legal Proceedings                                                  19

Item 2: Changes in Securities                                              19

Item 3: Defaults Upon Senior Securities                                    19

Item 4: Submission of Matters to a Vote of Security Holders                19

Item 5:Other Information                                                   19

Item 6(a):Exhibits                                                         19

Item 6(b): Reports on Form 8-K                                             19

SIGNATURES

                           EXTEN INDUSTRIES, INC.
                       PART I - FINANCIAL INFORMATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                AS OF AUGUST 31, 1997 AND NOVEMBER 30, 1996

                                             August 31,1997  November 30, 1996
                                               (unaudited)
ASSETS

CURRENT ASSETS

Cash                                           $        322    $      579
Prepaid Expenses                                     33,217        25,000
                                                     ------        ------
TOTAL CURRENT ASSETS                                 33,539        25,579

PROPERTY AND EQUIPMENT, net                               -             -

OTHER ASSETS
Real Estate Held For Sale                            47,200        47,200
Deferred Offering Costs                               5,000             -
Patent Costs                                         36,726             -
Intangibles, net                                      5,003         5,214
                                                     ------        ------
TOTAL OTHER ASSETS                                   89,426        82,414
                                                     ------        ------
                                                  $ 122,965    $  107,993
                                                    =======       =======
LIABILITIES AND STOCKHOLDER'S
EQUITY (DEFICIENCY)

CURRENT LIABILITIES

Accounts Payable                                  $ 126,590    $  171,016
Accrued Expenses                                     46,245       176,861
Due to Officer                                       23,487             -
Notes Payable, Current                              325,984       646,484
                                                     ------        ------
TOTAL CURRENT LIABILITIES                           522,306       994,361
                                                     ------        ------
NOTE PAYABLE (net of current portion)               145,000             -
                                                     ------        ------
TOTAL LIABILITIES                                   667,306       994,361
                                                     ------        ------
STOCKHOLDERS DEFICIT

Common Stock, $0.01 par value;
50,000,000 shares authorized;
35,953,192 & 29,762,432 issued &
outstanding, respectively                           359,532       297,624
Additional Paid-in Capital                        9,095,749     8,799,993
Preferred Stock, $0.01 par,
1,000,000 shares authorized,
Series C, 143 shares issued &
outstanding, respectively
Accumulated Deficit                              (9,999,623)   (9,983,986)
                                                     ------        ------
TOTAL STOCKHOLDERS' DEFICIENCY                     (544,341)     (886,368)
                                                     ------        ------
                                                 $  122,965     $ 107,993
                                                    =======       =======

<F1>
  The accompanying notes are integral part of these financial statements
[FN]

                                  EXTEN INDUSTRIES, INC.
                              PART I - FINANCIAL INFORMATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
        NINE MONTHS AND THREE MONTHS ENDED AUGUST 31, 1997 AND AUGUST 31, 1996



                                    Nine Months Ended     Three Months Ended
                                    August     August     August     August
                                      31,        31,        31,        31,
                                     1997       1996       1997       1996
REVENUE

Sales 	         		                         -          -          -          -
Royalties                                  -          -          -          -
                                     -------    -------    -------    -------
Total Revenue                              -          -          -          -
                                     -------    -------    -------    -------
OPERATING EXPENSES
General & Administrative             245,103    235,165     90,049     47,326
Consulting Fee Expense                45,350    363,030     32,850    110,717
Depreciation and Amortization         35,214        146     11,736          -
Interest, net                         14,312        281      5,793          -
                                     -------   --------    -------    -------
Total Operating Expenses             339,979    598,622    140,428    158,043
                                     -------   --------    -------    -------
Net Operating Loss Before
Extraordinary Item                  (339,979)  (598,622)  (140,428)  (158,043)

Extraordinary Item- Gain
Loss) On Extinguishment Of Debt      325,142   (264,000)    42,142          -
                                     -------   --------    -------    -------
Net Operating Income
Loss) Before Income Taxes            (14,837) (862,622)    (98,286)  (158,043)
                                     -------   --------    -------    -------
Provision for Income Taxes               800        800          -          -
                                     -------   --------    -------    -------

Net Income (Loss)                    (15,637)  (863,422)   (98,286)  (158,043)
                                     -------   --------    -------    -------

Net Operating Loss Before
Extraordinary Item per
Average Common Share                   (0.01)     (0.03)     (0.01)     (0.01)
Extraordinary Item                      0.01      (0.02)      0.01      (0.02)
                                     -------    -------    -------     -------
Net Income (Loss) per
Average Common Share                    0.00      (0.05)      0.00      (0.03)
                                     -------    -------    -------     -------

Weighted Average Common
Share Outstanding                 30,912,032 15,618,164 31,620,192 15,539,275

<F2>
   The accompanying notes are integral part of these financial statements
[FN]

                                  EXTEN INDUSTRIES, INC.
                                PART I - FINANCIAL INFORMATION
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED AUGUST 31, 1997 AND AUGUST 31, 1996



                                                          Nine months Ended

                                                        August 31,  August 31,
                                                           1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                $(15,637)   $(863,422)
Adjustments to Reconcile
Net Income (Loss) to Net Cash Provided By
Used In)Operating Activities
Depreciation and Amortization                             35,214          146
Issuance of Common
Stock for Services                                       357,664      225,386
Other Non-Cash Items                                           -            -
Extinguishment of Debt                                  (325,142)     264,000
(Increase) Decrease in:
Accounts Receivable                                            -          (78)
Prepaid Expense                                           (8,217)      25,321
Other Assets                                             (42,226)     112,175
Increase (Decrease) in:
Accounts Payable                                         (44,426)      67,195
Accrued Expenses                                        (125,974)     (42,173)
                                                         -------      -------
NET CASH USED IN OPERATING ACTIVITIES                   (168,744)    (211,450)
                                                         -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
Advances from Officer                                     23,487            -
Receipt of Note Receivable                                     -       40,000
                                                         -------      -------
NET CASH FROM INVESTMENT ACTIVITIES                       23,487       40,000
                                                         -------      -------
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of Common Stock                                       -      162,435
Increase in Long Term Debt                               145,000        1,650
                                                         -------      -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                145,000      164,085
                                                         -------      -------
NET INCREASE (DECREASE) IN CASH                             (257)      (7,365)
CASH AT BEGINNING OF PERIOD                                  579        8,233
                                                         -------      -------
CASH AT END OF PERIOD                                      $ 322        $ 868
                                                         -------      -------

<F3>
   The accompanying notes are integral part of these financial statements
[FN]

EXTEN INDUSTRIES, INC.
PART I - FINANCIAL INFORMATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies
Organization and Nature of Operations

Exten Industries, Inc. (the "Company") was incorporated on December 1, 1970 in the state of Delaware. The Company's principal business is the research and development of the synthetic liver technology (SYBIOL) of its wholly owned subsidiaries, Xenogenex, Inc. (Xenogenex) and Xenogenics Corporation (Xenogenics).

Xenogenex was incorporated on July 30, 1991 in the state of California for the purpose of funding this biotechnology research. In March 1993, Xenogenex received all rights to the SYBIOL technology developed for Xenogenex under contract with Cedars-Sinai Medical Center. During the year ending
November 30, 1996 Xenogenex transferred the SYBIOL technology to its parent company, Exten. The Company during February 1997 formed a new company, Xenogenics Corporation (Xenogenics). Xenogenics, a wholly owned subsidiary was incorporated in the state of Nevada in February 1997 to engage in the business of managing the development, research and commercialization of the SYBIOL technology. In June 1997, the SYBIOL patents, trademarks, licenses and assets were transferred to Xenogenics in exchange for 1,500,000 shares of $0.001 par value common stock. Additionally, cash and assumption of debt were exchanged between the two companies. A patent application has been filed and approved for the process utilized by the SYBIOL device and the Company has applied for trademark protection for the SYBIOL tradename. The Company has filed patent applications under the Patent Cooperative Treaty in fifteen countries including the United States.

Basis of Accounting

The Company's policy is to use the accrual method of accounting and to prepare and present financial statements that conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Basis of Consolidation

The consolidated financial statements include the accounts of Exten Industries, Inc. and its wholly owned subsidiaries, Xenogenex, Inc. and Xenogenics, Corporation (collectively, the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature and considered necessary for a fair presentation, have been included. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended November 30, 1996. The results of operations for the nine months ended August 31, 1997 are not necessarily indicative of the operating results for the year ended November 30, 1997. For further

EXTEN INDUSTRIES, INC.
PART I - FINANCIAL INFORMATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies (continued)
information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year
November 30, 1996.

Reclassifications

Certain August 31, 1996 balances have been reclassified to conform to the August 31, 1997 condensed financial statement presentation.

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

Prepaid Expense

Prepaid Expense consists primarily of consulting services that have been prepaid pursuant to contracts.

2. 	Property and Equipment
Property and equipment at August 31, 1997 and at November 30, 1996 are summarized as follows:

                                            August 31, 1997  November 30, 1996
                                              (unaudited)
Machinery and equipment                      $       9,368    $         9,368
Furniture and fixtures                              14,706             14,706
                                                    24,074             24,074
Less accumulated depreciation and                   ------             ------
 amortization	                                     (24,074)           (24,074)
                                                    ------             ------
Property and equipment, net                  $           -    $             -
                                                    ======             ======

EXTEN INDUSTRIES, INC.
PART I - FINANCIAL INFORMATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Supplemental Cash Flow Information
Supplemental disclosures of cash flow information for the six-month periods ended August 31, 1997 and 1996 are summarized as follows:

                                                   Nine Months    Nine months
                                                      Ended          Ended
                                                    August 31,     August 31,
                                                      1997           1996
                                                   (unaudited)    (unaudited)
Cash paid for interest and
income taxes:

Interest                                            $   7,698      $     810
Income taxes                                        $     800      $     800

4. 	Earnings Per Share
Certain options granted and outstanding as of August 31, 1997 (unaudited) are antidilutive for the purposes of calculating primary and fully diluted earnings per share and therefore are not included in the earnings per share calculations.

In February 1997, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to result in any change in primary earnings per share for the nine months ended
August 31, 1997. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is also not expected to be material.

5. 	Use of Estimates
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

6. 	Going Concern Matters
The Company's accumulated deficit and stockholders' deficiency at August 31, 1997 were $9,999,623 and $544,341, respectively. In addition, at August 31, 1997, the Company's current liabilities exceeded its current assets by $488,767. Additionally, even though the Company has been able to satisfy certain operating expenses by issuing shares of the Company's common stock, operating activities have still resulted in negative cash flows for the nine months ended August 31, 1997. Furthermore, judgments and claims against the Company relating to loan guarantees, claims of a former president of the Company, and amounts owed current and former suppliers continue to accumulate. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

In order to continue as a going concern, management's plans include
(1) raising additional capital through sales of common stock, the proceeds of which would be used to perfect the Company's patent position in its SYBIOL

EXTEN INDUSTRIES, INC.
PART I - FINANCIAL INFORMATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. 	Going Concern Matters (continued)
technology and satisfy immediate operating needs; (2) continue to use common stock to pay for consulting and professional services; (3) negotiate reduced settlements of existing liabilities; and (4) sell non-productive assets. In addition, management is continually seeking other potential joint venture partners or merger candidates that would allow for the immediate recognition of the value of the SYBIOL technology for creditors and stockholders. However,
management cannot provide any assurances that the Company will be	successful
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

7. 	New Accounting Pronouncements
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 supersedes existing generally accepted accounting principles relative to the calculation of earnings per share, is effective for years ending after December 15, 1997 and requires restatement of all prior period earnings per share information upon adoption. Generally, SFAS 128 requires a calculation of basic earnings per share, which takes into consideration income (loss) available to common shareholders and the weighted average of common shares outstanding. SFAS 128 also requires the calculation of a diluted earnings per share, which takes into effect the impact of all additional common shares that would have been outstanding if all dilutive potential common shares relating to options, warrants, and convertible securities had been issued, as long as their effect is dilutive, with a related adjustment of income available for common shareholders, as appropriate. SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the statement of operations and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. The Company does not expect the effect of its adoption of SFAS 128 to be material.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"
(SFAS 130). Generally, SFAS 130 establishes standards for reporting and display of comprehensive income in financial statements. All components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. A total amount for comprehensive income shall be displayed in the financial statement where the components of other comprehensive income are reported. The statement divides comprehensive income into net income and other comprehensive income. Items included in other comprehensive income shall be classified separately based on their nature and include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses in certain investments in debt and equity securities. The total of other comprehensive income for a period shall be transferred to a component of equity that is accumulated and displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS 130 is effective for periods beginning after December 15, 1997, and will require reclassification of all prior periods presented in the financial statements. The Company does not expect the adoption of SFAS 130 to materially effect the financial statement presentation.

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

4. SIGNIFICANT AND INCREASING CURRENT LIABILITIES AND DEFAULT. As of
August 31, 1997, the Company had current debts and other obligations that are due and payable on or before November 30, 1997. Included in these obligations is approximately $10,000 in notes payable currently in default. Furthermore, as of August 31, 1997, the Company had over 16 times as many current liabilities as current assets. In the event that the Company is not able to generate sufficient cash resources to pay these and other current liabilities on or before their due dates, the Company will likely incur substantial additional costs and expenses and otherwise risk whatever claims creditors may assert against the Company in connection with any default thereby. This may result in an investor losing all or substantially all of their investment.

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

7. POTENTIAL DILUTION. Funding of the Company's proposed business plan will result in substantial and on-going dilution of the Company's existing stockholders. During the nine months ended August 31, 1997 and for the year ended November 30, 1996, the Company issued 6,190,760 and 6,300,227 additional shares of its common stock, respectively, in connection with its operations while incurring continuing and ever-increasing financial losses. While there can be no guarantee that the Company will be successful in raising additional capital, if the Company is successful in obtaining any additional capital, existing stockholders may incur substantial dilution.

8. DEFAULT ON INDEBTEDNESS. The Company was in default on its repayment of a certain loan totaling $343,072 (as of November 30, 1996) (the "Loan") with Union Bank and a former officer of the Company, Robert H. Goldsmith, asserts that the Company has defaulted on approximately $388,000 in promissory notes. The Company has settled this default on repayment with the former officer by negotiation of debt for settlement of the previous obligation and an issuance of restricted stock. While Union Bank has sued the Company and has aggressively sought repayment of the Loan, together with interest and fees due, the result, Union Bank has obtained a judgment against the Company. The Company's management has settled this debt for payment of $50,000. In addition, the Company has over $520,000 in liabilities all due and payable on or before November 30, 1997. In the event that the Company is not able to generate additional cash from the sale of the Company's securities or otherwise obtain funds on some other basis, the Company will remain in default on its obligations and likely default on obligations to other creditors with the result that any investor in the Company's common stock will lose all or substantially all of their investment.

9. GOVERNMENT REGULATION AND PRODUCT APPROVALS. The Company's research, testing, preclinical development, clinical trials, manufacturing, and marketing of its proposed therapeutic products is subject to extensive and ever-changing regulation by numerous governmental authorities in the United States and other countries. Clinical trials, manufacturing, and marketing of products in the U.S. will be subject to the rigorous testing and approval processes of the U.S. Food and Drug Administration (the "FDA") and by comparable regulatory authorities in foreign countries. The testing and regulatory approval process will likely take several years and require the expenditure of substantial resources. Any testing of the Company's proposed products may not support the safety and efficacy of the Company's products. There can be no assurance that the Company will gain any regulatory approvals for the Company's proposed products or, if such approvals are obtained that such approvals may be limited and far narrower than those sought by the Company. To the extent that the above information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions currently in effect. Any change in applicable law or regulation may have a material effect on the business and prospect of the Company.

10. LACK OF INDEPENDENT EVALUATION OF TECHNOLOGY AND COMMERCIAL VIABILITY. The Company's current management does not possess any studies performed by an independent third party, which demonstrate that the synthetic bio-liver technology has ever been rigorously evaluated. There can be no assurance that this technology offers safe, efficacious, and cost-effective therapeutic attributes relative to those provided by competing technologies or, if it does that the technology is commercially viable.

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

14. LIMITED MARKET FOR COMMON STOCK. The Company's Common Stock, traded on the Electronic Bulletin Board (OTC), has experienced significant price fluctuations and will likely remain highly volatile in the future. There can be no assurance that a meaningful trading market for the Company's Common Stock will be established, or, if established that it can be maintained for any significant period.

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

17. POSSIBLE STOCK SALES - REGULATION S AND FORM S-8 REGISTRATION STATEMENT.
The Company has periodically issued shares to non-U.S. citizens under Regulation S. In addition, the Company has utilized the services of consultants and, in this connection, and the Company has issued shares of the Company's Common Stock and registered these shares for sale on Form S-8. The shares issued under Regulation S become freely tradable 41 days after issuance. The shares registered on Form S-8 are immediately freely tradable. As a result, the Company's issuance of shares pursuant to Regulation S and Form S-8 likely depresses the market price of the Company's Common Stock. While the Company's management intends to carefully evaluate the need to issue shares of the Company's Common Stock on this basis, the Company's meager financial resources will likely prevent the Company from limiting its use of Regulation S and Form S-8, with the result that the market price of Company's Common Stock will likely be depressed by the registration and sale of shares on an on-going basis.

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

Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities, and, if the broker/dealer is the sole market maker, the broker/dealer must disclose this fact and its control over the market.

Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stock are exempt from all but the sole market-maker provision for (i) issuers who have $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years), (ii) transactions in which the customer is an institutional accredited investor and (iii) transactions that are not recommended by the broker/dealer. In addition, transactions in a NASDAQ security directly with the NASDAQ market maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives.

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

Item 2.	Management's' Discussion and Analysis of Financial Condition and
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

In March of 1993 Xenogenex received all the rights to a synthetic bio-liver ("SYBIOL") developed for Xenogenex under contract with Cedars-Sinai Medical Center. A patent application is presently pending on the process utilized by the SYBIOL device and the Company has applied for trademark protection for the SYBIOL tradename. In July 1996, the Company acquired all of the assets of Xenogenex; and, as a result, as of August 31, 1997, the Company owned all assets of Xenogenex.

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

Newly formed wholly owned subsidiary: Xenogenics Corporation, is a new company formed in February, 1997 to engage in the business of managing the research, development and commercialization of the SYBIOL artificial liver support technology. Sybiol is an external bio-liver support system designed to perform and maintain some of the essential liver functions for patients with chronic liver disease or liver trauma until a liver transplant can be arranged or the damaged liver heals and resumes it normal functions. The system functions in a manner similar to kidney dialysis treatment. Xenogenics Corporation is a wholly owned subsidiary of Exten, which has owned the SYBIOL technology since 1993. Exten conveyed all SYBIOL technology rights to Xenogenics Corporation in June 1997.

Xenogenics Corporation is currently conducting a private offering of its shares. An investment in the shares of the company may be considered speculative, involve certain risks, and are suitable only for "accredited investors" as that term is defined in Rule 501(a) promulgated under the Securities Act of 1933, as amended (the Act).

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

Clinical investigations typically involve three phases. Phase I is conducted to evaluate the safety of the experimental product in humans, and if possible, to gain early evidence of effectiveness. Phase I studies also evaluate various routes, dosages and schedules of product administration. The demonstration of therapeutic benefit is not required in order to complete Phase I successfully. If acceptable product safety is demonstrated, the Phase II studies are initiated. The Phase II trials are designed to evaluate the effectiveness of the product in the treatment of a given disease and, typically, are well controlled closely monitored studies in a relatively small number of patients.

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


Results of Operations

Nine months Ended August 31, 1997 Compared to Nine months Ended August 31, 1996

During the nine months ending August 31, 1997 and August 31, 1996 the Company recorded no revenues.

During the nine months ended August 31, 1997, the Company incurred $45,350 in consulting fees compared to $363,030 for the nine months ended August 31, 1996. This decrease (88%) in consulting fees was due primarily to the Company's continued limited use of outside consultants and the increased reliance on the services of the Company's Chief Executive Officer and Directors to fill the roles previously filled by outside consultants.

During the nine months ended August 31, 1997, the Company incurred $245,103 in general and administrative expenses. This increased slightly from the six-month period ended August 31, 1996. This increase was primarily due to increased officers salary (which has been accrued and not paid) offset by reduced administrative, payroll, legal and accounting functions and other ancillary expenses.

During the nine months ended August 31, 1997 no research and development costs were incurred. The absence of research and development costs reflected the Company's substantially limited financial resources and the efforts expended in pursuing those financial resources. The Company believes that research and development efforts will commence within the next year if private placement funds become available. The Company however did incur expenses related to the patent for the SYBIOL technology, which it intends to defend vigorously.

During the nine months ended August 31, 1997, the Company incurred $35,214 in amortization expense. This amortization expense is resultant of the Goodwill recognized during the year ended November 30, 1996 pursuant to the redemption of the minority shareholders interest in the subsidiary Xenogenex. There will be no additional amortization expense related to this Goodwill. The $146 incurred for the six-month period ended August 31, 1996 was due to equipment that the Company held at the research facility.

As a result, total operating expenses for the nine month period ended
August 31, 1997 were $339,979 compared to $598,622 for the nine month period ended August 31, 1997. This resulted in the Company recording a loss from operations of $339,979 for the nine month period ended August 31, 1997 compared to a loss from operations of $598,622 for the comparable period in 1996, or a decrease of approximately 43%.

During the nine months ended August 31, 1997 the Company entered into an agreement with Union Bank to settle a previous existing note payable and judgment with a balance due of $333,000. As of August 31, 1997 a payment of $50,000 was made for full settlement in connection with the note payable and judgment, the Company recorded a gain on extinguishment of debt of $283,000 during this period. For the nine months ended August 31, 1996 the Company recognized loss on dispositions totaling $264,000.

Three Months Ended August 31, 1997 Compared to Three Months Ended
August 31, 1996

During the three months ending August 31, 1997 and August 31, 1996 the Company recorded no revenues.

During the three months ended August 31, 1997, the Company incurred consulting fee expense of $32,850 compared to $110,717 for the three months ended
August 31, 1996. This decrease in consulting fees was due primarily to the Company's continued limited use of outside consultants and the increased reliance on the services of the Company's Chief Executive Officer and Directors to fill the roles previously filled by outside consultants.

During the three months ended August 31, 1997, the Company incurred $90,049 in general and administrative expenses. This increased by nearly 100% from the three-month period ended August 31, 1996. This increase was primarily due to the executive officer positions being held by Mr. Newmin as an employee versus the status of a consultant, legal and accounting functions and other ancillary expenses. The Company will continue to hold these expenses to a minimum due to economic and financial reasons.

During the three months ended August 31, 1997 no research and development costs were incurred. The absence of research and development costs reflected the Company's substantially limited financial resources and the efforts expended in pursuing those financial resources. The Company believes that research and development efforts will commence within the next year if funds become available.

During the three months ended August 31, 1997, the Company incurred $11,736 in amortization expense. This amortization expense is resultant of the Goodwill recognized during the year ended November 30, 1996 pursuant to the redemption of the minority shareholders interest in the subsidiary Xenogenex. The Company incurred no expense for the three-month period ended August 31, 1996.

As a result, the Company recorded a loss from operations of $140,428 for the three month period ended August 31, 1997 compared to a loss from operations of $158,043 for the three month period ended August 31, 1996, or a decrease of approximately 11%. The Company believes that expenses and losses will be significantly less than previous years due to cost cutting and outside services being held to a minimum.

Liquidity and Capital Resources

The Company's principal capital requirements are to fund operations and development of new products. The Company has historically satisfied its cash requirements through cash flows from private placements and short-term borrowings.

The Company's current ratio (current assets over current liabilities) is .0642 to 1 as of August 31, 1997. During the first nine months of fiscal year 1997, the Company's cash requirements were met by short term borrowings from an officer of the Company and long term borrowings from an unrelated party. The Company issued in the amount of $357,664, common stock of the Company for services performed.

Several steps have been taken by the Company to reduce its liabilities, reduce cash requirements, and raise capital. The Company has been negotiating with the bank and its vendor creditors to settle its liabilities. Exten is also negotiating with investment bankers for raising of additional capital. The Company is also considering mergers with other entities. No assurances can be given that any such activity will prove successful. The Company will require substantial working capital to continued synthetic bio-liver development of Xenogenex, Inc. and there can be no guarantee that the Company will be successful in obtaining any such needed financing.

The Company has also continued to pay salaries, consulting fees, and in some cases, legal fees through the issuance of the Company's Common Stock with the subsequent registration of the shares so issued on Form S-8. The Company has been forced to take these steps to conserve the Company's cash and liquid resources.

The Company is raising some funds intermittently through the use of long-term debt instruments and through the payment of services with stock. The Company is also currently conducting a private placement of common stock of its wholly owned subsidiary Xenogenics. The offering is a best efforts offering with a minimum and maximum amount to be placed. There can be no assurance that the Company will be successful with this offering.

On March 7, 1997, the Company borrowed $125,000 from an unrelated party.
On March 18, 1997, this note was increased to $145,000 by an additional borrowing of $20,000. The terms of the note require monthly interest payments of approximately $1,000 beginning April 7, 1997. Interest will be charged at the published prime rate, which was 8.25% at March 7, 1997.

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

The Company entered into an agreement with a former president of the Company to settle a previously existing note in the amount of $388,000. As part of that settlement, the Company has agreed to a cash payment of $50,000, which was never made. On March 6, 1997, the Company settled that $50,000 obligation by issuing an additional 1,000,000 shares of stock with a market value of $.05 per share to the former president of the Company. This transaction was recorded within the year ending November 30, 1996 stock issuances.

In connection with the formation and private placement of the Company's wholly owned subsidiary Xenogenics, the following transpired. Xenogenics assumed a promissory note in the amount of $162,500, plus accrued interest of $6,045 owing to an officer of the Company in connection with the transfer of the SYBIOL patents, trademarks, licenses and assets from Exten. This note matures within two years and is payable interest only at 7% per annum until maturity and is convertible into common stock of Xenogenics at $1.00 per share over its term. In addition, a grant of an option to purchase an additional 162,500 shares of common stock at $1.00 per share over a three year period. The note is secured by a security interest in the SYBIOL patents, trademarks, technology and assets.

An unrelated party loaned Xenogenics (as stated above) $145,000 under a two year promissory note in June 1997, that is payable interest only and is convertible into common stock under a formula ranging from $2.00 to $3.00 per share. In addition, the unrelated party was granted an option to purchase 145,000 shares of common stock of Xenogenics at $1.00 per share over a three-year period. The note is also secured by a security interest.

Additionally, two directors of Xenogenics were granted stock options in June 1997, to purchase 50,000 shares of common stock each at $1.00 per share over a five-year period.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

As of October 13, 1997, there were no pending legal proceedings involving the Company which, in the opinion of management, after discussion with legal counsel, were of a material nature except the following:

1. Zampi & Associates Litigation

	(1)San Diego County Superior Court, State of California
	(2)October 16, 1996.
	(3)Zampi & Associates as plaintiff. Exten Industries, Inc. as a defendant.
	(4)Lawsuit to collect legal fees.
	(5)Relief Sought: Monetary payment.


Item 2: Changes in Securities
NONE
Item 3: Defaults Upon Senior Securities
NONE
Item 4: Submission of Matters to a Vote of Security Holders
NONE
Item 5: Other Information
NONE
Item 6(a): Exhibits
NONE
Item 6(b): Reports on Form 8-K
Form 8-K dated October 13, 1997

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.


                              EXTEN INDUSTRIES, INC.
                                    (Registrant)

Date:  10/13/97 By:     /s/ W. Gerald Newmin
                	          W. Gerald Newmin
                            Chairman, Chief Executive Officer


Date:  10/13/97 By:     /s/ William R. Hoelscher
                            William R. Hoelscher
                            Director, Vice-President and
                            Principal Accounting Officer

[ARTICLE] 5

[S]                            [C]                     [C]
[PERIOD-TYPE]                    		3-MOS                   9-MOS
[FISCAL-YEAR-END]                NOV-30-1997             NOV-30-1997
[PERIOD-START]                   JUN-01-1997            	DEC-01-1996
[PERIOD-END]                    	AUG-31-1997            	AUG-31-1997
[CASH]                                  	0                    	322
[SECURITIES]                            	0                      	0
[RECEIVABLES]                           	0                      	0
[ALLOWANCES]                            	0                       0
[INVENTORY]                             	0                       0
[CURRENT-ASSETS]                        	0                  33,539
[PP&E]                                   0                      	0
[DEPRECIATION]                          	0                      	0
[TOTAL-ASSETS]                          	0                 122,965
[CURRENT-LIABILITIES]                    0                 552,306
[BONDS]                                 	0                      	0
[PREFERRED-MANDATORY]                    0                      	0
[PREFERRED]                              0                      	1
[COMMON]                                 0                	359,532
[OTHER-SE]                              	0                (544,341)
[TOTAL-LIABILITY-AND-EQUITY]             0                	122,965
[SALES]                                  0                      	0
[TOTAL-REVENUES]                         0                      	0
[CGS]                                    0                      	0
[TOTAL-COSTS]                      140,428                	339,479
[OTHER-EXPENSES]                        	0                      	0
[LOSS-PROVISION]                        	0                      	0
[INTEREST-EXPENSE]                  	5,793                 	14,312
[INCOME-PRETAX]                   	(98,286)                (14,837)
[INCOME-TAX]                            	0                     800
[INCOME-CONTINUING]               	(98,286)               	(14,837)
[DISCONTINUED]                          	0                      	0
[EXTRAORDINARY]                      42142                 325,142
[CHANGES]                               	0                      	0
[NET-INCOME]                      	(98,286)                (15,637)
[EPS-PRIMARY]                         	.00                    	.00
[EPS-DILUTED]                         	.00                    	.00