Form 10-K
period 1997-11-30
EXTEN INDUSTRIES INC
filed 1998-04-09
CIK 811779

SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

                         FORM 10-KSB

(X) Annual Report pursuant to Section 13 or 15(d) of the
    Securities and Exchange Act of 1934 for the fiscal year ended November 30, 1997.

( ) Transition Report pursuant to Section 13 or 15(d) of the
    Securities and Exchange Act of 1934 for the transition period from ___________ to __________ .

               Commission File Number 0-16354

                    EXTEN INDUSTRIES, INC.
                    ----------------------
   (Exact name of registrant as specified in its charter)

            DELAWARE                      52-1412493
   -----------------------------      ------------------
  (State or other jurisdiction of    (IRS Employer ID No.)
   incorporation or organization)

              9625 BLACK MOUNTAIN ROAD, SUITE 218
                 SAN DIEGO, CALIFORNIA 92126
            --------------------------------------
           (Address of principal executive offices)

                       (619) 578-9784
        ------------------------------------------------
      (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
                Common Stock $0.01 per share

  Securities registered pursuant to Section 12(g) of the
Act:
                           None

Check whether the issuer: (1) filed all reports required to
be filed by Section 13 or 15(d) of the Exchange Act during
the past 12 months (or such shorter period that the
registrant was required to be file such reports), and
(2) has been subject to such filing requirements for the
past 90 days.
Yes X   No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [_] State issuer's revenues for its most recent fiscal year:
$ 0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). As of March 31, 1998:
$2,023,933. As of March 31, 1998, there were 40,718,762
shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the "securities Act"). The listed documents should be clearly described for identification purposes.
None.

Transitional Small Business Disclosure Format (check one):
Yes ____  No __X_

<PAGE 1>

EXTEN INDUSTRIES, INC.
FORM 10-KSB



INDEX
                                                        Page
PART I

Item 1.  DESCRIPTION OF BUSINESS                          3
         Background of the Company                        3
         Factors Which May Affect Future Results          3
         Business of Exten Industries, Inc.               7
         Business of Xenogenex, Inc.                      7
         Business of Xenogenics, Corporation              8
         Patents & Proprietary Technology                 8
         Intense Competition                              8
         Government Regulation                            8
         Therapeutic Products                             8
         Prior Agreements for SYBIOLR Development         9
         St. Louis University Health Sciences Center      9
         China Joint Venture                              9
         Possible Acquisitions & Merger Transactions     10
         Employees                                       13
Item 2.  DESCRIPTION OF PROPERTY                         13
Item 3.  LEGAL PROCEEDINGS                               14
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS                                         14

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED STOCKHOLDER MATTERS                 14
Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OR PLAN OF OPERATIONS                           15
         Results of Operations                           15
         Liquidity and Capital Resources                 17
Item 7.  FINANCIAL STATEMENTS                            18
Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE          18

PART III

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS;REGISTRANT COMPLIANCE
          WITH SECTION 16(a) OF THE EXCHANGE ACT         19
Item 10.  EXECUTIVE COMPENSATION                         20
          Non-Cash Compensation                          20
Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                          21
          Stock Options Outstanding                      22
Item 12.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS                                   22
Item 13.  EXHIBITS,FINANCIAL STATEMENTS, SCHEDULES AND
          REPORTS ON FORM 8-K                            23
          Reports on Form 8-K                            23

          CONSOLIDATED FINANCIAL STATEMENTS             F-1

          SIGNATURES                                     24
<PAGE 2>

PART I

Item 1. DESCRIPTION OF BUSINESS

This Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1a the section entitled "Factors Which May Affect Future Results."

Forward-Looking Information - General

     This report contains a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance including statements regarding the Company's strategy, product under development and plans for operations. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future," "plans," "targets" and similar expressions identify forward-looking statements. Readers are cautioned to consider the risk factors described below under the heading "Factors Which May Affect Future Results," and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof.

Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's ability to introduce new products, the Company's ability to manage its expected growth, its limited protection of technology and trademarks, the Company's dependence on limited cash resources, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

BACKGROUND OF THE COMPANY

Between 1985 and 1990 Exten Industries, Inc. (the Company) provided merchant banking services for small businesses. As compensation for these services the Company received both cash and common stock in the companies receiving these services. The Company distributed shares of common stock in these companies to its shareholders as dividends in kind. In October of 1990, due to the difficulty of raising capital for its small business merchant banking clients, the Company's Board of Directors decided to change its business emphasis. The merchant banking business would be combined on a smaller scale with more substantial companies. The Company's merchant banking experience would be directed to the acquisition of varied business for the Company.

In September of 1991 the Company acquired all of the outstanding stock of Xenogenex, Inc., a California corporation, ("Xenogenex"), formerly known as Ascot Close Research Institute, Ltd. At that time Xenogenex was funding research on xenogeneic transplants and the development of an artificial liver (synthetic bio-liver) with a major West Coast medical center. Xenogenex had the rights to the commercial development of the research work being performed by that medical center. In July 1996 all right, title and interest in the artificial liver technology was transferred to the Company.

During the year ending November 30, 1997 the Company formed a new Subsidiaries, Xenogenics Corporation, a Nevada corporation, ('Xenogenics') for the express purpose of holding and developing the Sybiol technology.

Item 1a.  FACTORS WHICH MAY AFFECT FUTURE RESULTS

An investment in the Common Stock of the Company involves a high degree of risk. In addition to the other information contained in this Form 10-KSB, prospective investors should carefully consider the following risk factors:

1. Significant and Repeated Losses. During fiscal 1997, the
Company's most recent fiscal year, the Company's losses were

<PAGE 3>

($104,834) compared to losses of ($950,222)incurred during fiscal 1996. The Company faces all the risks inherent in a new business. The Company's Xenogenics subsidiaries is without any record of earnings and sales. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they might lose all or substantially all of their investment.

2. Qualified Opinion. The Company's independent public accountants issued a qualified opinion on the Company's financial statements for the years ended November 30, 1997 and 1996 with respect to uncertainties concerning the Company's ability to continue as a going concern.

3. Lack of Revenues. The Company's only active business is the research and development activities from which the Company currently generates no stream of revenues and there can be no assurance that the Company will ever generate any revenues in the near future. As a result, the Company may continue to incur losses and any investor who purchases or acquires any shares of the Company's Common Stock will likely incur further substantial dilution and loss in the value of their investment.

4. Significant and Increasing Current Liabilities & Default. As of November 30, 1997, the Company had $515,266 in current debts and other obligations that are due and payable on or before November 30, 1998. Included in the amounts due by November 30, 1998 is $160,072 in notes payable currently in default together with other current liabilities of $355,194. Further, as of November 30, 1997, the Company had over 22 times as many current liabilities as it had current assets. In the event that the Company is not able to generate sufficient cash resources to pay these and other current liabilities on or before their due date, the Company will likely incur substantial additional costs and expenses and otherwise risk whatever claims creditors may assert against the Company in connection with any default thereby. This may result in an investor losing all or substantially all of their investment.

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

6. Negative Working Capital & Negative Cash Flow. As of November 30, 1997, the Company had Total Current Liabilities of $515,266 and Total Current Assets of $22,915 with the result that the Company had negative working capital of ($492,351) as Total Current Liabilities exceeded Total Current Assets by that amount. While the Company's management continues to seek additional financing for the Company to complete its business plan, there can be no assurance that the Company will obtain any additional financing or, if it is obtained, that it can be obtained on terms reasonable in view of the Company's current circumstances. In addition, the Company has experienced negative cash flow for the 1996 and 1997 fiscal years.

7. Potential Dilution. Funding of the Company's proposed business plan would result in substantial and on-going dilution of the Company's existing stock-holders. During
1997, the Company issued 7,374,210 additional shares of its common stock in connection with its operations while incurring continuing and ever-increasing financial losses.
While there can be no guarantee that the Company will be successful in raising additional capital, if the Company is successful in obtaining any additional capital, existing stockholders will incur substantial dilution.

8. Default on Indebtedness. The Company was in default on its repayment of a certain loan totaling $150,000 (as of November 30, 1997) with a former officer of the Company, Robert H. Goldsmith, and certain attorneys for past services. In addition, the Company had over $365,266 in other liabilities all due and payable on or before November 30, 1997. In the event that the Company is not able to generate additional cash from the sale of the Company's

<PAGE 4>

securities or otherwise obtain funds on some other basis, the Company will remain in default on its obligations and likely default on obligations to other creditors with the result that any investor in the Company's common stock will lose all or substantially all of their investment.

9. Government Regulation and Product Approvals. The Company's research, testing, preclinical development, clinical trials, manufacturing, and marketing of its proposed therapeutic products is subject to extensive and ever-changing regulation by numerous governmental authorities in the United States and other countries. Clinical trials, manufacturing, and marketing of products in the US will be subject to the rigorous testing and approval processes of the US Food and Drug Administration (the "FDA") and by comparable regulatory authorities in foreign countries. The testing and regulatory approval process will likely take several years and require the expenditure of substantial resources. Any testing of the Company's proposed products might not support the safety and efficacy of the Company's products. There can be no assurance that the Company will gain any regulatory approvals for the Company's proposed products or, if such approvals are obtained that such approvals may be limited and far narrower than those sought by the Company. To the extent that the above information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions currently in effect. Any change in applicable law or regulation may have a material effect on the business and prospect of the Company.

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

14. Valuations & Prior Asset Acquisitions. The Company's current management has determined that the values accorded certain assets acquired in prior years be revalued to reflect lower carrying values in light of current market circumstances. While management believes that current carrying values for these assets more accurately reflect likely recovery values, there can be no assurance that the Company will not later revalue the Company's assets further.

15. Possible Rule 144 Stock Sales. As of November 30, 1997, the Company had shares of the Company's outstanding Common Stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration.
Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least three years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

16. Possible Stock Sales - Regulation S & Form S-8
Registration Statement. The Company has periodically issued shares to non-US. citizens under Regulation S. In addition,

<PAGE 5>

the Company has utilized the services of consultants and, in this connection; the Company has issued shares of the Company's Common Stock and registered these shares for sale on Form S-8. The shares issued under Regulation S become freely tradable one year after issuance. The shares registered on Form S-8 are immediately freely tradable. As a result, the Company's issuance of shares pursuant to Regulation S and Form S-8 likely depresses the market price of the Company's Common Stock. While the Company's management intends to carefully evaluate the need to issue shares of the Company's Common Stock on this basis, the Company's meager financial resources will likely prevent the Company from limiting its use of Regulation S and Form S-8, with the result that the market price of Company's Common Stock will likely be depressed by the registration and sale of shares on an on-going basis.

17. Risks of Low Priced Stocks. Trading in the Company's Common Stock is limited. Consequently, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities.

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

The Commission has recently adopted regulations under such Act which define a penny stock to be any NASDAQ or non-
NASDAQ equity security that has a market price or exercise price of less than $5.00 per share and allow for the enforcement against violators of the proposed rules.

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

<PAGE 6>

These criteria are more stringent than the proposed increase in NASDAQ's maintenance requirements. The Company's securities are subject to the above rules on penny stocks and the market liquidity for the Company's securities could be severely affected by limiting the ability of broker/dealers to sell the Company's securities.

18. Competition. The Company is engaged in businesses characterized by extensive research efforts, rapid technological change, and intense competition. Competition can be expected to increase as technological advances are made and commercial applications broaden. The industries in which the Company seeks to compete are characterized by substantial competition involving biotechnology and major bio-pharmaceutical, chemical and biological testing companies. Many of the Company's existing and potential competitors have substantially greater financial, research and development, clinical, regulatory, marketing and production resources than those of the Company and may be better equipped than the Company to develop, manufacture and market competitive therapeutic products or testing services. These companies may develop and introduce products and services competitive with, superior to, or less costly than those of the Company, thereby rendering some of the Company's technologies and products and services under development less competitive or obsolete.

Business of Exten Industries, Inc.

As of November 30, 1997, the Company's only active business is the proposed research and development activities of SYBIOLR artificial liver technology.

Business of Xenogenex, Inc.

Xenogenex, Inc. ("Xenogenex") was incorporated in California on July 30, 1991 for the purpose of funding biotech research. On September 11, 1991 the Company signed a research contract with Cedars-Sinai Medical Center in Los Angeles, California. The research contract was for the genetic manipulation of human to pig target antigens and xenogeneic transplants. Xenogeneic transplants involve the use of donor organs from species other than humans. The major objective of the research at that time was to discover a way to transplant organs (heart, liver, lung and kidney) from a pig into a human.

In March of 1993 Xenogenex received all the rights to a synthetic bio-liver, SYBIOLR developed for Xenogenex under contract with Cedars-Sinai Medical Center.

In July of 1996, Xenogenex transferred all assets and rights to the Sybiol synthetic bio-liver technology to Exten
Industries, Inc., in exchange for the assumption of certain of its debts.

Business of Xenogenics Corporation

Xenogenics Corp. ("Xenogenics") was incorporated in Nevada on April 30, 1997 for the purpose of funding and conducting biotech research.

In June 1997, Exten Industries, Inc. transferred all assets and rights to the Sybiol synthetic bio-liver technology to the new Xenogenics Corporation, a wholly owned subsidiaries.

A patent application is presently pending on the process utilized by the SYBIOLR artificial liver device. The Company has received notice that the Sybiol trademark (US Trademark Application Serial No. 74/522,603) has been registered by the United States Patent and Trademark Office.

Xenogenics is in the process of selling up to 20% of its Common Stock to raise up to $1,000,000 in venture capital financing. If Xenogenics were successful in raising this additional capital, the Company's ownership interests would be reduced accordingly.

<PAGE 7>

In addition to the other information contained in this Form 10-KSB, prospective investors should carefully consider the following risk factors:

1. Patents and Proprietary Technology. Any proprietary protection that the Company can obtain and maintain will be important to its proposed business. The Company has exchanged its US patent application for a P.C.T. filing and has filed a patent application in China. The patent positions of bio-pharmaceutical and biotechnology firms, as well as academic and other research institutions, are uncertain and involve complex legal and factual questions.
Accordingly, no firm predictions can be made regarding the bio-pharmaceutical and biotechnology patents or whether the Company will have the financial resources to aggressively protect its rights.

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

4. Therapeutic Products. The Company's products will be subject to regulation in the US by the Food and Drug Administration ("FDA") and by comparable regulatory authorities in foreign jurisdictions. The products produced will be classified as "biologics" regulated under the Public Health Service Act and the Federal Food, Drug and Cosmetic Act. Development of a therapeutic product for human use is a multi-step process. First, animal or in vitro testing must establish the potential safety and efficacy of the experimental product in a given disease. Once the product has been found to be reasonably safe and potentially efficacious in animals, suggesting that human testing would be appropriate, an Investigational New Drug ("IND") application is submitted to the FDA. FDA approval is necessary before commencing clinical investigations. That approval may, in some circumstances, involve substantial delays.

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

<PAGE 8>

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

Prior Agreements for SYBIOL Development

A. St. Louis University Health Sciences Center

The Company, through its Xenogenex subsidiaries, entered into a sponsored research agreement with the St. Louis University Health Sciences Center to direct and document the research and development of its synthetic bio-liver, SYBIOL, into a clinical system.

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

On November 30, 1995, the Company terminated its agreement with the St. Louis University Health Sciences Center (the
"Center") and Dr. Albert Li. During the period of the sponsored research agreement, the Company spent approximately $452,000 on research and laboratory equipment.

B. China Joint Venture

The Company and a Hong Kong business group formed a Hong
Kong corporation, TECA International, Ltd. ("TECA") under a joint venture agreement. TECA, which at the time was 40% owned by the Company, was required to provide funding for the next five years. TECA was licensed to produce and sell
Xenogenex's synthetic bio-liver in Asia, Australia, and New
Zealand. Prior to the close of the 1997 fiscal year and after discussions with counsel, the Company terminated the License Agreement with TECA for non-performance.

<PAGE 9>

The Company determined that the viability of the project and the realization of any further studies and efforts were going to be minimal with respect to the SYBIOL technology and has written off the equity in the joint venture and the costs and other associated expenditures with TECA.

Possible Acquisitions & Merger Transactions

In addition to the Company's plans for Xenogenics, the Company continues to seek a possible merger or acquisition with comparable business entities. The Company has not identified any business entity for acquisition or merger and does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit various acquisition or merger candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

Plan of Operation - General

While the Company seeks financing for its subsidiary, Xenogenex, the Company is currently seeking potential candidates to acquire via a merger. The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption and throughout this Form 10-KSB is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

The Company intends to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. The officers and directors of the Company may not have any experience in the proposed business of the Company. There can be no assurance that the Company will be able to raise any funds in any private placements.

Management anticipates that it will participate in only a few potential business ventures. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

The Company may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in the need for additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity

<PAGE 10>

(subject to restrictions of applicable statutes) for all shareholders, and other factors. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

As is customary in the industry, the Company may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by the Company's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 10% of the size of the transaction, based upon a sliding scale of the amount involved. Management has adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of the Company.

The Company has, and may continue to have, insufficient capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company may offer owners of business opportunities the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. The Company will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing post-effective amendments, Forms 8-K, agreements and related reports and documents, nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The Company does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of each Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.


It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business

<PAGE 11>

is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's participation. There is a risk, even after the Company's participation in the activity and the related expenditure of the Company's funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies that may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

The Company will not restrict its search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which the Company may become engaged, in that such business may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities at the time the transaction is consummated, under certain conditions or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market that may develop in the Company's Common Stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage

<PAGE 12>

ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilative effect on the percentage of shares held by the Company's then shareholders, including purchasers of the Company's Common Stock.

The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of any products which may be acquired. Accordingly, following the acquisition of any such product, the Company will, in all likelihood be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision were made not to participate in a specific business opportunity, the costs therefore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss of the Company of the related costs incurred.

Competition

The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors.

Employees

Exten. As of March 31, 1998, Exten had no employees. Its officers and directors manage the Company.

Xenogenics. As of March 31, 1998, Xenogenics had no employees. Its officers and directors manage the Company.

Item 2. DESCRIPTION OF PROPERTY

Exten

Lease. Exten leases approximately 1,494 square feet of space, at $1195 per month, in a modern office building.
Exten's lease continues to run from month to month. The
Company believes these facilities are adequate for the near future.

Arizona. On February 28, 1992 the Company exchanged 170,000 shares of common stock and 170 shares of preferred stock, convertible into 170,000 shares of common stock, for real estate in Arizona comprised of 240 undeveloped lots approximately 70 miles south of the Grand Canyon. In 1994 the Company sold four of these lots to pay property taxes.
As of November 30, 1997, the Company owned 236 of these lots. The Company is seeking to sell the Arizona property.

<PAGE 13>

Xenogenics

During the fiscal year ending November 30, 1997, Xenogenics was provided offices and clerical services by its parent, Exten and did not have separate offices.

In April 1997, the Company contributed all of the Sybiol assets and liver technology in exchange for the Xenogenic's assumption of certain of the outstanding debt of the Company, cash and 1.5 million shares of Common Stock.

Item 3. LEGAL PROCEEDINGS

On February 9, 1998 the law firm of Meisenheimer and Herron filed a lawsuit against the Company to recover $4,519.16 in legal fees. The Company had contested these fees through the San Diego County Bar Association fee arbitration procedure and lost.

There was no other pending legal proceedings involving the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No meeting of the Company's shareholders was held in 1997.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
AND RELATED STOCKHOLDER MATTERS

From June 14, 1994 to the present, the Company's Common
Stock has traded OTC (Electronic Bulletin Board).

The table below shows closing sales price for Exten Common
Stock as reported by the exchange.

 Calendar Year ended December 31,     High      Low
 -------------------------------      ----      ----
 1996
 First quarter                         .12      .06
 Second quarter                        .08      .04
 Third quarter                         .13      .06
 Fourth quarter                        .09      .03

 1997
 First quarter                         .06      .04
 Second quarter                        .06      .04
 Third quarter                         .06      .04
 Fourth quarter                        .12      .04

No cash dividends have been paid on Exten Common Stock and no change of this policy is under consideration by the Board of Directors.

<PAGE 14>

The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements, and condition, opportunities for reinvesting earnings, business conditions, and other factors. The number of shareholders of the Company's Common Stock on November 30, 1997 was approximately 3,000.

The following Securities were sold by the Company without registering the securities under the Securities Act of 1933 under the claim of exemption stated within the previous twenty-four months.

On December 1, 1996, the Company issued 1,000,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis. These Shares were sold to a corporation domiciled in the Bahamas pursuant to the exemption allowed under Regulation S of the Securities
Act of 1933. These Shares were sold by the Company without the assistance of any underwriter or broker-dealer at a price of five cents ($.05) each which resulted in the Company receiving $50,000 in gross proceeds before legal, accounting and related offering costs.

On November 12, 1997, the Company issued 120,000 shares of its Common Stock ($.001 par value) (the "Shares") on a private placement basis pursuant to the exemption allowed under Section 4(2) of the Securities Act of 1933. These
Shares were sold to an investor by the Company without the assistance of any underwriter or broker-dealer at a price of five cents ($.05) each which resulted in the Company receiving $6,000 gross proceeds before legal, accounting and related offering costs.

On March 14, 1997, The Company issued 1,000,000 shares of Common Stock (($.001 par value) (the "Shares") on a private placement basis pursuant to the exemption allowed under
Section 4(2) of the Securities Act of 1933. These shares were issued in exchange for $50,000 of debt owed to a former officer and director of the Company as part of a Settlement Agreement.

On December 10, 1997, The Company issued 750,000 shares of
Common Stock (($.001 par value) (the "Shares") on a private placement basis pursuant to the exemption allowed under
Section 4(2) of the Securities Act of 1933. These shares were issued as part of a Settlement Agreement with a law firm.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS

During 1997 the Company formed a new subsidiary, Xenogenics
Corporation. With the formation of the subsidiary the Company contributed the SYBIOL technology and certain debts so as to continue the focus on the research with the artificial liver technology.

Results of Operations

Fiscal 1997 versus Fiscal 1996

During the years ended November 30, 1997 ("Fiscal 1997") and
November 30, 1996 ("Fiscal 1996") the Company recorded no revenues. The Company does not anticipate generating any significant revenues in the near future.

However, during Fiscal 1997, the Company incurred $115,232 in Consulting Fees, which were incurred due to the Company's continued use and reliance on professional services from outside the Company. This amount compares to $386,292 in Consulting Fees incurred in Fiscal 1996.

During Fiscal 1997, the Company also incurred $226,154 in
General and Administrative Expenses. This decreased by nearly 42% from Fiscal 1996's level of $390,561. The decline was primarily due to decreased administrative, legal and accounting and other regulatory expenses. The

<PAGE 15>

Company's current management has continued its efforts to control costs for the future as well as currently.

As a result, Operating Expenses in Fiscal 1997 were $376,600 compared to Operating Expenses of $793,179 in Fiscal 1996. This resulted in the Company recording a Loss from Operations of ($376,600) in Fiscal 1997 compared to a Loss from Operations of ($793,179) in Fiscal 1996, a decrease of 53% from the year before.

For Fiscal 1997, the Company recorded interest expense of $31,234 compared to $273 during Fiscal 1996. During Fiscal
1996, the Company also recorded $110,288 in losses on disposition of assets. This loss was the result of the Company's sale of certain assets below their acquisition cost. The Company also recorded a $60,000 loss on the recission of a technology license to GroupMed International during Fiscal 1996 after previously recording a $60,000 asset in connection with the sale of the license to them in Fiscal 1995.

The Company also wrote off its investment in TECA with a $133,670 charge to operations. The Company's Fiscal 1996 operations were greatly impacted by certain Other Income and Expenses. In Fiscal 1997, the Company recorded an extraordinary gain of $303,000 in connection with the satisfaction of certain indebtedness. This compares to $147,188 in extraordinary gains recognized in Fiscal 1996 resulting from similar re-negotiations and reductions of certain indebtedness.

As a result, the Company recorded a Net Loss of ($104,834) in Fiscal 1997 compared to a Net Loss of ($950,222) in Fiscal 1996, a decrease of nearly 89%. Fiscal 1997 Losses
Per Common Share (computed with Common Stock Equivalents and fully diluted) were ($0.00) compared to ($0.03) for the same period during Fiscal 1996.

During 1997, the Company filed patent applications in 15 countries to protect its patent rights in the Sybiol artificial liver technology. During 1997, Dr. John Brems, Chairman of the Company's Scientific Advisory Board, left Scripps Clinic and Research Foundation in La Jolla, California to head up a new program at Loyola University in Chicago, Illinois. Dr. Brems will continue as Chairman of the Scientific Advisory Board. In addition to overseeing this institution's liver transplant program, Dr. Brems intends to establish a new program to develop an artificial liver. In this regard, Dr. Brems has recruited a team of the world's foremost liver doctors and scientists to Loyola. The scientific advisory board added four new members, Dr. Donald Cramer, BS, DVM, and Ph.D., director of the Transplantation Biology Research Laboratory at St. Vincent Medical Center in Los Angeles; Dr. Michael Ishitani, MD, FACS, of Cleveland; Dr. Daniel Salomon, MD, Director of Transplantation Research at the Scripps Clinic; and Dr. David Van Thiel, MD Director of Liver Transplantation at Loyola. They will augment the other existing advisory board members: Jim Considine, MD, who was appointed President of Xenogenics Corporation in 1997, Amy Friedman, MD of Yale University, and Kurt Gehlsen, Ph. D., former CEO of Trauma Products.

Fiscal 1996 versus Fiscal 1995

During the year ended November 30, 1996 ("Fiscal 1996") the Company recorded total revenues of $0 compared to $6,654 in revenues earned during the fiscal year ended November 30, 1995 ("Fiscal 1995"). Fiscal 1995's revenues were composed of $96 in royalties, $5,388 in rents in rental revenues from real estate, and $1,170 in sales revenue.

During Fiscal 1996, the Company incurred $386,292 in
Consulting Fees, which were incurred primarily due to the Company's continued use and reliance on professional services from outside the Company.

In Fiscal 1996, the Company also incurred $390,561 in
General and Administrative Expenses. This decreased by nearly 63% from Fiscal 1995's level of $1,044,403 primarily due to decreased administrative staff and consulting expenses.

<PAGE 16>

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

Liquidity and Capital Resources - the Company

The Company completed several steps to reduce its liabilities, reduce cash requirements, and raise capital during Fiscal 1997. The Company has successfully negotiated with a bank, vendors and certain creditors to settle its liabilities and certain litigation the Company had with a former officer and other litigation with a bank. This served reduce prior debt and otherwise permit management to focus its energies on the Company's proposed business.

And while the Company continues to seek additional financing through the offering and sale of the Company's securities, joint ventures, and other efforts, the Company has not received any indication that it will be successful in these efforts. The Company may consider forming an alliance or completing a merger with one or more other entities. There can be no assurances that the Company will be successful in obtaining any additional financing or in otherwise completing any joint venture, alliance, merger, or other transaction or, if the Company is successful in completing any such transaction, that it can be completed on terms that are reasonable in view of the Company's current circumstances.

During Fiscal 1996 and 1997, the Company also took steps to control expenses and to reduce and re-negotiate outstanding indebtedness, particularly debts to a former officer, Robert H. Goldsmith.

The Company has also continued to pay directors fees, consulting fees, and in some cases, legal fees through the issuance of the Company's Common Stock with the subsequent

<PAGE 17>

registration of the shares so issued on Form S-8. The
Company has been forced to take these steps to conserve the Company's cash and liquid resources.

Item 7.  FINANCIAL STATEMENTS

The full text of the Company's audited consolidated financial statements for the fiscal years ended November 30, 1997 and 1996 begins on PAGE F-1 of this Report.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

Within the 24-month period prior to November 30, 1997, there was a change of accountants and on February 9, 1997 the Company changed its accountants from Harlan & Boettger to J.H. Cohn LLP, as its independent auditors. During this period, there has been no reported disagreement with accountants on any matter of accounting principles or practices or financial statement disclosure.

<PAGE 18>

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Executive Officers of the Company were as
of November 30, 1997:
                                                    Date
Name of Person         Age  Position              elected
--------------------  ----  -------------------   --------
W. Gerald Newmin       60   President, CEO,
                            Chairman  Secretary
                            & Director            12-01-95
William R. Hoelscher   60   Vice President
                            & Director            10-25-94

Mr. W. Gerald Newmin was retained as a consultant to the Board of Directors of the Company in June 1995. As an accommodation to the Board, Mr. Newmin was elected Acting Secretary of the Corporation on July 13, 1995, and had signature authority on checks in the absence of an officer or director. On December 1, 1995, Mr. Newmin was elected Chairman, Chief Executive Officer, and President of the Company. Mr. Newmin is a principal of Newmin & Associates, specializing in mergers and acquisitions and the operational management of troubled companies. Mr. Newmin currently serves on the Board of Directors and is an investor in four companies, one of which, SYS, is a publicly traded (OTC) on the Electronic Bulletin Board.

Mr. Newmin is currently Chairman of the Board of the International Forum of Corporate Directors, a non-profit organization which promotes corporate governance, and which is composed of over 120 Board members from companies in San Diego and all over California. From 1991 to present.
Mr. Newmin has been a consultant and a director of Greene International West, Inc., an industrial manufacturing company located in Oceanside, California. From 1993 to present, Mr. Newmin has been an investor and director of Occu-Med, Inc., a managed healthcare company located in Denver, Colorado. Since 1994, Mr. Newmin has been an investor and director of SYS, a defense systems company in San Diego, California. From 1984 to 1987, Mr. Newmin was President of Health-America Corporation, at the time the nation's largest publicly held HMO management company. From 1977 to 1984, Newmin was President of International Silver Company, a diversified multi-national manufacturing company that he restructured. From 1973 to 1977, Mr. Newmin was Vice President and Western Regional Director for American Medicorp, Inc. In this capacity, he was responsible for the management of 23 acute care hospitals located throughout the Western United States. From 1962 to 1973, Whittaker Corporation employed Mr. Newmin, who was instrumental in Whittaker's entry into both the United States and International healthcare markets. At Whittaker, Mr. Newmin held various senior executive positions, including those of Chief Executive Officer of Whittaker's Production Steel Company, Whittaker Textiles Corporation, Bertram Yacht Corporation, Narmco Materials Corporation, and Anson Automotive Corporation. Mr. Newmin holds a Bachelor's degree in Accounting from Michigan State University.

Mr. William R. Hoelscher was elected a Director on
October 25, 1994. From August 1984 to the present,
Mr. Hoelscher has been the owner of Hoelscher Engineering
("HEC"). HEC provides technical support to US Elevator, other elevator companies, and consulting services to legal counsel in connection with elevator litigation matters. Mr.
Hoelscher also is part-time consultant to Cubic Corp. and provides elevator design training seminars for Cubic's US
Elevator division.

From July 1991 to the present, Mr. Hoelscher has been President of ETC Corp., a company involved in developing ideas and inventions. From August 1984 to July 1991,
Mr. Hoelscher was Vice President, Secretary, and Treasurer

<PAGE 19>

of Tec-Matic Corp. - a company involved in building computer interface equipment for hydraulic milling machinery; and Mr. Hoelscher was also President of Photovoltaic Energy Development, Inc. - a company involved in the development of power inverters and other accessories for use in the conversion of solar and other natural energy.

During this period Mr. Hoelscher was also President of Hypec Corp. - a company involved in the design and development of a thermal to electrical energy conversion unit. In July 1984 Mr. Hoelscher retired as Director of Research and Development at US Elevator Corp. Mr. Hoelscher holds a B.Sc. Degree in Physics from San Diego State University (1959).

As per item 405 of SEC Regulation SB it should be noted that during the fiscal year ended November 30, 1997, the Company has no record of the timely filing of Statements of Changes in Beneficial Ownership of Securities forms (Form 3 and
Form 4) on one or more occasions by the following: none

Item 10.  EXECUTIVE COMPENSATION

During fiscal 1997, the Company paid the following compensation to the Company's Officers and Directors:

       Cash Compensation:                   Amount
       -----------------                    ------
       Fiscal 1997

       W. Gerald Newmin                       $0
       William R. Hoelscher                   $0
                                             -----
       Total (all Directors and
       Officers, as a group,
       two persons)                           $0
                                             =====

Non-Cash Compensation:

1. Stock Compensation

        Officer          Date of Issue     Number of Shares
   ----------------      -------------    ------------------
   W. Gerald Newmin        08-17-97            680,000

   William R. Hoelscher    08-17-97             36,000

2. Other Non-Cash Compensation

In lieu of other compensation, the Company issued a $162,500 secured promissory note (the "Note") to the Company's President, W. Gerald Newmin for services rendered during the fiscal year ending November 30, 1996 and as a prepayment (of $12,500) for the month of December 1996. The Note carries an interest rate of 7%, matures on demand or before November 30, 1997. The Company's patent applications, licenses, technologies, agreements, inventory, machines, office furniture, and all other Company assets secure the Note.

On June 1, 1997, a new note in the amount of $168,545, including principal and accrued interest, was issued by the Company's Xenogenics subsidiary to replace the above note. The new note carries an interest rate at the Wall
Street Journal prime rate, matures on June 1, 1999 and is convertible into 168,545 shares of Xenogenics common stock.
Xenogenic's patent applications, licenses, technologies, agreements, inventory, machines, office furniture, and all other Company assets secure the Note.

<PAGE 20>

Stock Option Compensation

In addition to the cash and stock compensation reported above, the Company's Board of Directors voted to issue options to purchase shares of the Company's Common Stock (par value $0.01) to the following Officers and Directors of the Company in lieu of cash compensation during fiscal 1996:

                         No. Of Shares  Exercise  Expiration
Name of Officer/Director  Under Option   Price      Date
------------------------  ------------- --------  ----------
Electrical & Technical
 Consulting, Inc. (1)      800,000       $0.10     11-13-00

Electrical & Technical
 Consulting, Inc. (1)      800,000       $0.06     08-16-98
____________________________________________________________
Footnote:

(1) Electrical & Technical Consulting, Inc. is a company partially owned by William R. Hoelscher, a Director of the Company.

The Company also granted stock options to the following individuals who were named to the Company's informal scientific advisory board:

                         No. Of Shares  Exercise  Expiration
Name of Officer/Director  Under Option    Price       Date
------------------------  -------------  --------  ---------
John Brems, M.D.            100,000      $0.10     01-25-01
Amy Friedman, M.D.           60,000      $0.10     01-25-01
Kurt Gehlsen, Ph.D.          60,000      $0.10     01-25-01


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

As of March 30, 1998, the Company's Directors, Officers and over 5% shareholders held beneficially the following shares of Common Stock or of beneficial interest. Numbers of shares have been adjusted for 1:7 reverse split effective August 31, 1990 and the reverse split of 1:2 August 10, 1991 and a reverse split of 1:10 on November 30, 1992.


        Name                  Title           Common Shares  % Class
---------------------   -------------------   -------------  -------
W. Gerald Newmin (2)     President, CEO,
                         Chairman & Secretary   4,661,547     11.45%
William R. Hoelscher (3) Director & Treasurer   2,325,000      5.71%
                                              -------------  -------
All Officers and Directors
 as a Group (2 persons)                         6,986,547     17.16%
                                              =============  =======

<PAGE 21>

Footnotes:

(1) Based on 40,718,762 shares of the Company's Common Stock outstanding as of March 30, 1998, and stock option shares currently executable by officers, directors, and affiliates within 60 days of March 30, 1998, without including the effect of any other stock options.

(2) Includes 4,081,704 shares held by the Company's legal counsel subject to release for services rendered by the Compensation Committee of the Company's board of directors.

(3) Includes 172,000 shares and 1,600,000 shares underlying
1,600,000 options granted Electrical & Technical Consulting, a company partially owned by William R. Hoelscher, a Director of the Company.

Stock Options Outstanding:

                                         Amount of     Exercise   Expiration
Name                    Position        Stock Option     Price       Date
-------------------     -------------   ------------   --------   ----------
Malcolm D. Campbell     Past CFO &
                        Secretary         300,000        $0.50     08-26-98

Edward F. Myers         Past President
                        & Director        300,000        $1.00     11-30-98

Electrical & Technical
Consulting, Inc.(1)                       800,000        $0.10     11-13-00

Electrical & Technical
Consulting, Inc.(1)                       800,000        $0.06     08-16-98


Footnotes:

(1) Does not include options granted to other holders, totaling an additional 1,840,000 shares at exercise prices ranging from $0.10 to $0.50 per share. Electrical &
Technical Consulting, Inc. is a company partially owned by William R. Hoelscher, a Director of the Company.

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

In connection with the formation and private placement of the company's wholly owned subsidiary, Xenogenics Corp., the following transpired: Xenogenics assumed a promissory note in the amount of $162,500, plus accrued interest of $6,045 owing to an officer of the company in connection with the transfer of the SybiolR patents, trademarks, licenses and assets from Exten. This note matured
November 30, 1997 and was payable interest only at 7% per annum until maturity and was convertible into common stock

<PAGE 22>

of Xenogenics at $1.00 per share over its term. In addition, the holder was granted an option to purchase an additional 162,500 shares of common stock at $1.00 per share over a three-year period. The note was secured by a security interest in the Sybiol patents, trademarks, technology and assets. This note was replaced by a new note dated
June 1, 1997 which contains similar terms and conditions, and matures on June 1, 1999.

An unrelated party loaned Xenogenics $145,000 under a two year promissory note in June 1997, that is payable interest only and is convertible into common stock under a formula ranging from $2.00 to $3.00 per share. In addition, the unrelated party was granted an option to purchase 145,000 shares of common stock of Xenogenics at $1.00 per share over a three-year period. The note is also secured by a security interest. Subsequent to year end, the same unrelated party loaned Xenogenics an additional $25,000, for which an additional note with the same terms and conditions was issued to said party.

Additionally, two directors of Xenogenics were granted stock options in June, 1997, to purchase 50,000 shares of Xenogenics common stock at $1.00 per share over a five-year period.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

Reports On Form 8-K Item Reported

1.) On December 6, 1995, the Company filed Form 8-K to report the election of W. Gerald Newmin as the Company's
Chief Executive Officer and Chairman of the Company's Board of Directors.

2.) On December 13, 1995, the Company filed Form 8-K to report the expansion of its Board of Directors from three to five members.

3.) On February 9, 1997, the Company filed Form 8-K to report the appointment of J.H. Cohn LLP, as the Company's public accountant to replace Harlan & Boettger, CPAs.

4.) On July 15, 1997, the Company filed Form 8-K to report the Company's acquisition of all the assets of its subsidiary, Xenogenex, Inc.

5.) On March 21, 1998, the Company filed Form 8-K to report the Company's agreement with Loyola University to provide research activities with its subsidiary, Xenogenex, Inc.

Exhibits

None

<PAGE 23>

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Exten Industries, Inc.

We have audited the accompanying consolidated balance sheet of Exten Industries, Inc. and Subsidiaries as of November 30, 1997, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended November 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exten Industries, Inc. and Subsidiaries as of November 30, 1997, and their results of operations and cash flows for the years ended
November 30, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has sustained recurring losses, negative cash flows and decreases in working capital and is in default under the terms of certain loan agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/S/J. H. COHN LLP

San Diego, California
February 9, 1998

<PAGE F-1>
              EXTEN INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                         NOVEMBER 30, 1997


ASSETS
Current assets - cash (including
 restricted cash of $17,601)                       $ 22,915
Real estate held for sale                            47,200
Patent costs                                         37,226
                                                    -------
Total                                              $107,341
                                                    =======

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable                                   $ 61,776
Accrued expenses                                    275,817
Refunds payable to stock subscribers                 17,601
Notes payable in default                            160,072
                                                    -------
Total current liabilities                           515,266
                                                    -------
Estimated liability under settlement agreement       30,000
Notes payable                                       313,545
                                                    -------
Total liabilities                                   858,811
                                                    -------
Commitments and contingencies                          -

Stockholders' deficiency:
Common stock, par value $.01 per share;
50,000,000 shares authorized;
37,136,642 shares issued and outstanding            371,366
Additional paid-in capital                        9,106,023
Receivable from sales of stock                     (140,040)
Accumulated deficit                             (10,088,819)
                                                   --------
Total stockholders' deficiency                     (751,470)
                                                    -------
Total                                              $107,341
                                                    =======

See Notes to Consolidated Financial Statements.

<PAGE F-2>
            EXTEN INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
           YEARS ENDED NOVEMBER 30, 1997 AND 1996


                                         1997        1996
                                        -------     -------
Operating expenses:
Consulting fees                       $ 115,232   $ 386,292
General and administrative              226,154     390,561
Depreciation and amortization            35,214      16,326
                                        -------     -------
Totals                                  376,600     793,179
                                        -------     -------
Loss from operations                   (376,600)   (793,179)
                                        -------     -------
Other expenses:
Interest expense                        (31,234)       (273)
Loss on disposition of assets              -       (110,288)
Recision of technology license             -        (60,000)
Write-off of investment in and
receivables from equity investee           -       (133,670)
                                        -------     -------
Totals                                  (31,234)   (304,231)
                                        -------     -------
Loss before extraordinary item         (407,834) (1,097,410)

Extraordinary item - gain on
extinguishment of debt                  303,000     147,188
                                        -------     -------
Net loss                              $(104,834)  $(950,222)
                                        =======     =======
Net loss per common share:
Loss before extraordinary item        $    (.01)  $    (.04)
Extraordinary item                          .01         .01
                                        -------     -------
Net loss                              $     -     $    (.03)
                                        =======     =======
Weighted average number of common
shares outstanding                   31,846,403  26,846,661
                                     ==========  ==========

See Notes to Consolidated Financial Statements.

<PAGE F-3>
               EXTEN INDUSTRIES, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
               YEARS ENDED NOVEMBER 30, 1997 AND 1996

                                  Common Stock       Additional  Receivable    Accum-       Stock-
                              ---------------------    Paid-in   from Sales    ulated      holders'
                                Shares      Amount     Capital    of Stock     Deficit    Deficiency
                              ----------  ---------  ----------  ----------  -----------  ----------
Balance, December 1, 1995    23,462,205  $ 234,622  $9,134,899  $(812,500)  $(9,033,763) $  476,742)

Return of common stock upon
 cancellation of note
 receivable                   (1,000,000)   (10,000)   (802,500)   812,500          -           -

Issuance of stock              2,000,000     20,000     162,435       -             -        182,435

Issuance of stock for
 services                      3,718,640     37,186     220,109       -             -        257,295

Issuance of stock for
 investment in subsidiary        581,587      5,816      45,050       -             -         50,866

Issuance of stock for
 settlement of note
 payable                       1,000,000     10,000      40,000       -             -         50,000

Net loss                            -          -           -          -         (950,222)   (950,222)
                              ----------  ---------  ----------  ----------  -----------  ----------

Balance, November 30, 1996    29,762,432    297,624   8,799,993       -       (9,983,985)   (886,368)

Issuance of stock                120,000      1,200       4,800       -             -          6,000

Issuance of stock for
 services                      4,003,988     40,040     163,692       -             -        203,732

Issuance of stock under
 agreement for settlement
 of accounts payable             750,000      7,500      22,500       -             -         30,000

Issuance of stock for
 receivable from
 stockholder                   2,500,222     25,002     115,038   (140,040)         -           -

Net loss                            -          -           -          -         (104,834)   (104,834)
                              ----------  ---------  ----------  ----------  -----------  ----------
Balance, November 30, 1997    37,136,642   $371,366  $9,106,023  $(140,040) $(10,088,819) $ (751,470)
                              ==========  =========  ==========  ==========  ===========  ==========


See Notes to Consolidated Financial Statements.

<PAGE F-4>

               EXTEN INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
              YEARS ENDED NOVEMBER 30, 1997 AND 1996

                                           1997      1996
                                          ------    ------
Operating activities:
Net loss                               $(104,834) $(950,222)
Adjustments to reconcile net
loss to net cash used in
operating activities:
Common stock issued for services         203,732    257,295
Note payable issued for compensation      15,133    150,000
Write-off of employee advances              -        92,538
Depreciation and amortization             35,214     16,326
Loss on disposition and
impairment of assets                        -       110,288
Recision of technology license              -        60,000
Write-off of investment in and
receivable from equity investee             -       133,670
Gain on extinguishment of debt          (303,000)  (147,188)
Changes in operating assets and
liabilities:
Other current assets                      25,000    139,400
Accounts payable                         (29,240)    (6,859)
Accrued expenses                          98,956    (31,646)
                                         -------    -------
Net cash used in operating activities    (59,039)  (176,398)
                                         -------    -------
Investing activities:
Patent costs                             (37,226)      -
Advances to employee                        -       (13,578)
                                         -------    -------
Net cash used in investing activities    (37,226)   (13,578)
                                         -------    -------
Financing activities:
Proceeds from notes and loans payable    145,000      1,650
Payments of notes and loans payable      (50,000)    (1,763)
Proceeds from stock subscriptions         17,601       -
Net proceeds from sale of stock
and exercise of stock options              6,000    182,435
                                         -------    -------
Net cash provided by financing
activities                               118,601    182,322
                                         -------    -------
Net increase (decrease) in cash           22,336     (7,654)
Cash at beginning of year                    579      8,233
                                         -------     ------
Cash at end of year                     $ 22,915   $    579
                                          ======     ======
Supplementary disclosure of
cash flow data:
               Interest paid            $ 14,496   $    273
                                          ======     ======

<PAGE F-5>

EXTEN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

Business:
Exten Industries, Inc. ("Exten") is a holding company that is in the business of developing, through one of its wholly-owned subsidiaries, Xenogenics Corporation ("Xenogenics"), a synthetic bio-liver technology ("SYBIOL"). In 1993 ,the Company acquired all of the rights to the SYBIOL technology developed under its contract with Cedars-Sinai Medical Center. The rights to the technology were transferred to Xenogenics when it was formed in 1997. A patent application is currently pending on the process utilized by the SYBIOL device and the Company has applied for trademark protection for the SYBIOL trade name.

Basis of consolidation:
The consolidated financial statements include the accounts of Exten and its subsidiaries (together the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

Impairment of long-lived assets:
In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("SFAS 121"), impairment losses on real estate and other long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

The Company's real estate held for sale was determined to be impaired prior to 1996 and, accordingly, it is stated at fair value, in accordance with SFAS 121, based upon management's estimate of the amount that will be recovered from the ultimate sale of the real estate.

Income taxes:
The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in future periods based on enacted laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income

<PAGE F-6>

EXTEN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (concluded):

Income taxes (concluded):
tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Net loss per common share:
Net loss per share is calculated using the weighted average number of outstanding common shares. Common stock equivalents, consisting of stock options outstanding, have not been considered because the impact of the assumed exercise of such options is antidilutive.

In February 1997, the FASB issued Statement of Financial
Accounting Standards No. 128, "Earnings per Share,"
("SFAS 128") which replaces the presentation of primary earnings per share required under previously promulgated accounting standards with a presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures and provides guidance on other computational changes. SFAS
128 is effective for financial statements for both interim and annual periods ending after December 15, 1997.
Management believes that the adoption of SFAS 128 will not have a material impact on the Company's reported net loss per share.

Other recent accounting pronouncements:
In June 1997, the FASB issued Statements of Financial
Accounting Standards No. 130, "Reporting Comprehensive
Income," ("SFAS 130") and No. 131, "Disclosures about
Segments of an Enterprise and Related Information,"
("SFAS 131") which could require the Company to make additional disclosures in its financial statements no later than for the fiscal year ending November 30, 1999. SFAS 130 defines comprehensive income, which includes items in addition to those reported in the statement of operations and requires disclosures about its components. SFAS 131 requires disclosures for each segment of a business and the determination of segments based on its internal management structure. Management believes that the adoption of SFAS 130 and SFAS 131 will not have a material impact on the Company's disclosures.

Reclassification:
Certain balances in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

<PAGE F-7>

EXTEN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN MATTERS:
In 1997 and 1996, the Company incurred net losses of $104,834 and $950,222, respectively. Management does not expect the Company to generate significant revenues in the near future. At November 30, 1997, the Company's accumulated deficit and stockholders' deficiency were $10,088,819 and $751,470 respectively, and its current liabilities exceeded its current assets by $492,351. Additionally, even though the Company has been able to satisfy obligations for certain operating expenses by issuing shares of the Company's common stock, operating activities still resulted in negative cash flows aggregating $59,039 and $176,398 in 1997 and 1996, respectively. Furthermore, judgments and claims against the Company relating to loan guarantees, and amounts owed current and former suppliers continue to accumulate and it was in default under the terms of certain loan agreements (see Note 5). These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

In order to continue as a going concern, develop and commercialize its technology and, ultimately, achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include
(1) raising additional capital through sales of common stock, the proceeds of which would be used to perfect the Company's patent position in its SYBIOL technology and satisfy immediate operating needs; (2) continuing to use common stock to pay for consulting and professional services; (3) negotiating reductions in existing liabilities; and (4) selling non-productive assets. In addition, management is continually seeking other potential joint venture partners or merger candidates that would provide financial, technical and/or marketing resources to enable the Company to realize the potential value of its technology. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

<PAGE F-8>

EXTEN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Extinguishments of debt :
During 1997 and 1996, the Company extinguished debts that had carrying values in excess of the fair value of the consideration transferred to the creditors and realized gains as shown below, which were classified, in accordance with generally accepted accounting principles, as extraordinary items in the accompanying consolidated statements of operations:

                                      1997           1996
                                    --------       --------
Settlement of judgment (A)          $283,000           -
Settlement of account payable (B)     20,000           -
Settlement of note payable (C)          -          $147,888
                                    --------       --------
               Totals                $303,00       $147,888

(A) In 1997, a judgment payable by the Company to a bank of $333,000, which arose from a prior settlement of a note payable, was settled and released through a cash payment of $50,000.

(B) On October 21, 1997, the Company entered into an agreement with a creditor to settle an account payable with a balance of approximately $100,000 for total initial consideration of $50,000, comprised of a cash payment of $20,000, and the issuance of 750,000 shares of the Company's common stock with a market value of $30,000 or $.04 per share (see Note 8). If the market value of the Company's common stock at December 10, 1998 is less than $.10 per share, the creditor will be entitled to file, without notification or objection from the Company, a stipulated judgment for a cash payment (the "Contingent Payment") equal to the lesser of (i) the excess of $75,000 over the market value of 750,000 shares as of that date, or
(ii) $45,000. Accordingly, at November 30, 1997, the Company accrued a liability of $30,000 for the Contingent Payment equal to the excess of $75,000 over the market value of the 750,000 shares which was $45,000; it also recognized the extraordinary gain of $20,000 based on the excess of the balance of the account payable over the total of the initial consideration paid and the value of the Contingent Payment at year end.

(C)In 1996, liabilities payable to a former president with a total carrying value of $397,188, comprised of a $388,000 note payable and accrued interest of $9,188, were settled by the Company for total consideration of $250,000, comprised of a cash payment of $50,000, the issuance of a new note with a principal balance of $150,000 (see Note 5) and the issuance of 1,000,000 shares of the Company's common stock with a market value of $50,000 or $.05 per share (see
Note 8).

<PAGE F-9>

EXTEN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - REAL ESTATE HELD FOR SALE:
Real estate as of November 30, 1997 consists of a parcel of undeveloped land near the Grand Canyon.

The land was originally purchased in February 1992 for $1,654,000 and written down to its estimated fair market value of $47,200 in 1995.

NOTE 5 - NOTES PAYABLE IN DEFAULT:
Notes payable in default at November 30, 1997 consist of the following:

Agreement payable to a former
president of the Company, with
interest at 10%                                     $150,000

Note payable to attorneys for
professional services                                 10,072
                                                     -------
Total                                               $160,072
                                                     =======

NOTE 6 - NOTES PAYABLE:
Notes payable at November 30, 1997 consist of the following:

Note payable to officer, with interest
at 8.5%, due in full on May 31, 1999               $168,545

Notes payable to an unrelated party,
with interest at the prime rate
(8.5% at November 30, 1997), due in
full on March 7, 1999                               145,000
                                                    -------
Total                                              $313,545
                                                    =======

NOTE 7 - INCOME TAXES:
As of November 30, 1997, the Company had net operating loss carryforwards and other temporary differences arising primarily from the write-down of real estate totaling more than $10,000,000. The net operating loss carryforwards, before any limitations, expire on various dates through 2011. Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company has offset the deferred tax assets attributable to the potential benefits from the net operating loss carryforwards and the other temporary differences by an equivalent valuation allowance at November 30, 1997 as shown below:

Deferred tax assets                              $3,900,000
Valuation allowance                              (3,900,000)
                                                 ----------
Net deferred tax asset                           $     -
                                                 ==========

<PAGE F-10>

EXTEN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' DEFICIENCY:

Stock issuance's:

During 1996, the Company issued shares of common stock, which were valued at their fair market value at the date of issuance, in the following noncash transactions:

     3,718,640 shares, valued at $257,295, were issued for employee compensation, consulting services, directors' fees and legal services. Approximately 400,000 of the shares issued were for future services to be provided under contractual agreements and, accordingly, the value of those shares was included in prepaid expense as of November 30, 1996.

     581,587 shares, valued at $50,866, were issued to the minority stockholders of the Company's subsidiary
     (see Note 9).

     1,000,000 shares, valued at $50,000, were issued in partial settlement of a note payable (see Note 3).

During 1997, the Company issued shares of common stock, which were valued at their fair market value at the date of issuance, in the following transactions:

     4,003,988 shares, valued at $203,732, were issued for consulting services, directors' fees and as reimbursement of expenses paid by an officer.

     750,000 shares, valued at $30,000, were issued in connection with an agreement for the settlement of accounts payable (see Note 3).

     2,500,222 shares issued in exchange for an agreement to pay $140,010 in 1998 to an officer.

Stock subscription:
During 1997, the Company initiated a private placement of the common stock of Xenogenics, its subsidiary, for a minimum of 60,000 shares and a maximum of 360,000 shares at $2.50 per share. At November 30, 1997, Xenogenics was authorized to issue up to 5,000,000 shares of common stock and it had 1,500,000 shares outstanding. At November 30, 1997, the Company had received $17,500 for subscriptions to purchase 7,000 shares. Since the minimum number of shares had not been sold, the amount received was being held in escrow and was included as restricted cash and a liability in the accompanying 1997 consolidated balance sheet.

<PAGE F-11>

EXTEN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stockholders' deficiency (continued):

Stock options:
The Company has granted options to purchase common stock to various individuals, officers and directors of the Company in return for various services rendered to the Company.

Since the Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation"
("SFAS 123") and the exercise price of all of the options granted in 1997 was equal to or greater than fair value, no earned or unearned compensation cost was recognized in the accompanying consolidated financial statements for stock options granted by the Company or its subsidiary in 1997. However, even if compensation cost had been computed based on the fair value at the grant date for all awards in 1997 consistent with the provisions of SFAS 123 and recognized in the financial statements, the Company's net loss in 1997, and the related per share amounts, would not have been materially different from the amounts reported in the accompanying 1997 consolidated statement of operations.

Changes during the years ended November 30, 1997 and 1996 in common stock options outstanding for the Company were as follows:


                                1997    Weighted     1996
                              or Price  Exercise   or Price
                             Per Share   Price     Per Share
                            ----------   ------   ----------
-
Options outstanding at
beginning of year            4,340,000   $.26      4,190,000
Options granted at $.10                              150,000
Options canceled            (1,920,000)  $.15           -
                             ---------             ---------
Options outstanding at
end of year                  2,420,000   $.25      4,340,000
                             =========             =========

Option price range at
end of year                 $.06-$1.00            $.06-$1.00

<PAGE F-12>

EXTEN INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - STOCKHOLDERS' DEFICIENCY (concluded):
Stock options (concluded):

The following table summarizes information about stock options outstanding at November 30, 1997, all of which are at fixed prices:

            Number of     Contractual        Number
 Exercise    Options    Life of Options    of Options
 Price     Outstanding    Outstanding      Exercisable
 --------  -----------  ---------------    -----------

  $1.00      300,000       1.0 year          300,000
   $.06      800,000        .7 year          800,000
   $.10      800,000       3.0 years         800,000
   $.10      220,000       3.2 years          73,333
   $.50      300,000       5.7 years         300,000
             -------                         -------
           2,420,000                       2,273,333
           =========                       =========

During the year ended November 30, 1997, Xenogenics granted options to acquire 387,500 shares at an exercise price of $1.00 per share. All of the options granted during the year were outstanding at November 30, 1997.

NOTE 9- BUYOUT OF MINORITY INTEREST:
In June 1996, the Company entered into an agreement with the minority stockholders of Xenogenex (an inactive subsidiary) to exchange their shares of Xenogenex, Inc. for shares of Exten Industries, Inc. As a result of this transaction, the Company issued 581,587 shares of common stock and recorded goodwill in the amount of $50,866 which was amortized over 15 months.

NOTE 10- EQUITY IN LOSS OF PARTNERSHIP:
During 1996, management determined that the investment in a joint venture to manufacture and sell the Company's technology was worthless. Accordingly, the investment in the joint venture, which was accounted for by the equity method, and a note receivable from the joint venture were written off by a charge to operations in the amount of $133,670.

NOTE 11- LEASE COMMITMENTS:
The Company leases its office space under an operating lease that is renewable annually. Rent expense was $8,486 and $5,736 in 1997 and 1996, respectively.

<F-13>

SIGNATURES


Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of April 1998.


 EXTEN INDUSTRIES, INC.
 (Registrant)


/s/ W. Gerald Newmin
W. Gerald Newmin
Chairman & CEO



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                  Title                    Date

/s/ W. Gerald Newmin       President, CEO,
W. Gerald Newmin           Chairman & Secretary   04/07/98


/s/ William R. Hoelscher   Director & Treasurer   04/07/98
William R. Hoelscher


<PAGE 24>