Form 10-Q
period 1998-02-28
EXTEN INDUSTRIES INC
filed 1998-04-09
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, DC 20549

                         FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934
       For the quarterly period ended February 28, 1998 .

[ ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934
       For the transition period from ________ to ________ .

                   Commission File Number: 0-16354

                      EXTEN INDUSTRIES, INC.
     (Exact name of registrant as specified in its charter)


           Delaware                            52-1412493
  (State or other jurisdiction        (IRS Employer
  of incorporation or organization)     identification No.)

              9625 Black Mountain Road, Suite 218
                 San Diego, California, 92126
     (Address of principal executive offices)

                        (619) 578-9784
                  (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
40,718,762 as of March 31, 1998 Common Stock, $0.01 Par Value

<PAGE  1>

Exten Industries, Inc.
Form 10-QSB
Table of Contents

                                                        Page
Part I:
Financial Information                                     2

Item 1:
Condensed Consolidated Balance Sheets as of
 February 28, 1998 (unaudited) and November 30, 1997      2

Condensed Consolidated Statements of Operations
 (unaudited) for the Three Months Ended
 February 28, 1998 and February 28, 1997                  3

Condensed Consolidated Statements of Cash Flows
 (unaudited) for the Three Months Ended
 February 28, 1998 and February 28, 1997                  4

Notes to Condensed Consolidated Financial
 Statements (unaudited)                                   5

Item 1a: Factors Which May Affect Future Results         10

Item 2: Management's Discussion and Analysis of
 Financial Condition and Results of Operations           13

Overview                                                 14

Results of Operations                                    16

Liquidity and Capital Resources                          17

Part II: Other Information                               19

Item 1: Legal Proceedings                                19

Item 2: Changes in Securities                            19

Item 3: Defaults Upon Senior Securities                  19

Item 4: Submission of Matters to a Vote of
 Security Holders                                        19

Item 5: Other Information                                19

Item 6(a): Exhibits                                      19

Item 6(b): Reports on Form 8-K                           19

SIGNATURES                                               19


<PAGE  2>
                   EXTEN INDUSTRIES, INC.
               PART I - FINANCIAL INFORMATION
            CONDENSED CONSOLIDATED BALANCE SHEETS
        AS OF February 28, 1998 AND November 30, 1997


                                     August 31,   November 30,
                                       1997          1997
                                    (unaudited)
                                    -----------   -----------
ASSETS

CURRENT ASSETS-Cash (including
 restricted cash of $17,805
 and $17,601, respectively)         $    26,514   $    22,915

PROPERTY AND EQUIPMENT, net                -             -

OTHER ASSETS
Real Estate Held For Sale                47,200        47,200
Patent Costs                             37,226        37,226
                                    -----------   -----------
TOTAL OTHER ASSETS                       84,426        84,426
                                    -----------   -----------
                                    $   110,940   $   107,341
                                    ===========   ===========
LIABILITIES AND STOCKHOLDER'S
EQUITY (DEFICIENCY)

CURRENT LIABILITIES

Accounts Payable                    $    69,761   $   61,776
Accrued Expenses                        301,289       275,817
Refunds Payable to Stock
 Subscribers                             17,601        17,601
Notes Payable, In Default               160,072       160,072
                                    -----------   -----------
TOTAL CURRENT LIABILITIES               548,723       515,266
                                    -----------   -----------
ESTIMATED LIABILITY UNDER
 SETTLEMENT AGREEMENT                    30,000        30,000
NOTES PAYABLE                           313,545       313,545
                                    -----------   -----------
TOTAL LIABILITIES                       892,268       858,811
                                    -----------   -----------
STOCKHOLDERS DEFICIT

Common Stock, $0.01 par value;
 50,000,000 shares authorized;
 40,718,792 & 37,136,642 issued &
 outstanding, respectively              407,188       371,366
Receivable from Stock Sale             (217,690)     (140,040)
Additional Paid-in Capital            9,243,051     9,106,023
Accumulated Deficit                 (10,213,877)  (10,088,819)
                                    -----------   -----------
TOTAL STOCKHOLDERS' DEFICIENCY         (781,328)     (751,470)
                                    -----------   -----------
                                    $   110,940   $   107,341
                                    ===========   ===========

Footnote:

The accompanying notes are integral part of these financial statements

<PAGE  3>
                   EXTEN INDUSTRIES, INC.
               PART I - FINANCIAL INFORMATION
  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
        AS OF February 28, 1998 AND November 30, 1997


                                     Three Months Ended
                                        February 28,
                                     1998          1997
                                   --------      --------
REVENUE

Sales                              $   -         $   -
Royalties                              -             -
                                   --------      --------
Total Revenue                          -             -
                                   --------      --------
OPERATING EXPENSES
General & Administrative             71,716        69,321
Consulting Fee Expense               41,070        12,500
Depreciation and Amortization          -           11,739
Interest, net                        11,385         3,325
                                   --------      --------
Total Operating Expenses            124,256        96,885
                                   --------      --------
Net Operating Loss Before
Income Taxes                       (124,256)      (96,885)

Provision for Income Taxes              800           800
                                   --------      --------

Net Income (Loss)                 $(125,056)    $ (97,685)
                                   --------      --------

Net Income (Loss) per
Average Common Share              $  ( 0.00)    $   (0.00)
                                   --------      --------

Weighted Average Common
Share Outstanding                 39,912,066    30,715,032
                                   ========      ========

Footnote:

The accompanying notes are integral part of these financial statements

<PAGE  4>
                   EXTEN INDUSTRIES, INC.
               PART I - FINANCIAL INFORMATION
  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
        AS OF February 28, 1998 AND November 30, 1997



                                           Three months Ended
                                               August 31,
                                            1997        1996
                                         ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                 $(125,056)  $ (97,685)
Adjustments to Reconcile
Net Income (Loss) to Net Cash Provided
 By (Used In) Operating Activities
Depreciation and Amortization                 -         11,739
Issuance of Common Stock for Services       70,200     111,470
(Increase) Decrease in: Prepaid Expense       -         10,340
Other Assets                                  -         (2,007)
Increase (Decrease) in:
 Accounts Payable                           (7,985)     13,760
 Accrued Expenses                          (25,472)    (60,696)
                                         ---------   ---------
NET CASH USED IN OPERATING ACTIVITIES      (21,399)    (13,079)
                                         ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Advances from Officer                         -           -
Receipt of Note Receivable                    -           -
                                         ---------   ---------
NET CASH FROM INVESTMENT ACTIVITIES           -           -
                                         ---------   ---------
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of Common Stock                    25,000        -
Increase in Long Term Debt                    -         12,500
                                         ---------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES   25,000      12,500
                                         ---------   ---------
NET INCREASE (DECREASE) IN CASH              3,601        (579)
CASH AT BEGINNING OF PERIOD                 22,915         579
                                         ---------   ---------
CASH AT END OF PERIOD                    $  26,514   $       0
                                         =========   =========

Footnote:

The accompanying notes are integral part of these financial statements

<PAGE  5>
                   EXTEN INDUSTRIES, INC.
               PART I - FINANCIAL INFORMATION
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies Business:
Exten Industries, Inc. ("Exten") is a holding company that is in the business of developing, through one of its wholly-owned subsidiaries, Xenogenics Corporation ("Xenogenics"), a synthetic bio-liver technology ("SYBIOL"). In 1993 ,the Company acquired all of the rights to the SYBIOL technology developed under its contract with Cedars-Sinai Medical Center. The rights to the technology were transferred to Xenogenics when it was formed in 1997. A patent application is currently pending on the process utilized by the SYBIOL device and the Company has applied for trademark protection for the SYBIOL trade name.

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

Basis of Presentation

The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments, consisting of a normal recurring nature and considered necessary for a fair presentation, have been included. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended November 30, 1997. The results of operations for the three months ended February 28, 1998 are not necessarily indicative of the operating results for the year ended November 30, 1998. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year November 30, 1997.

Reclassifications

Certain February 28, 1997 balances have been reclassified to conform to the February 28, 1998 condensed financial statement presentation.

2.  Supplemental Cash Flow Information
Supplemental disclosures of cash flow information for the three-month periods ended February 28, 1998 and 1997 are summarized as follows:


                               Three Months Ended February 28
                                  1998               1997
                               (unaudited)        (unaudited)
                               -----------        -----------
Cash paid for interest and
income taxes:

Interest                       $     7,635        $       810
Income taxes                   $       800        $       800


3.  Earnings Per Share
Certain options granted and outstanding as of February 28, 1998
(unaudited) are antidilutive for the purposes of calculating primary and fully diluted earnings per share and therefore are not included in the earnings per share calculations.

4.  Use of Estimates
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

6.  Going Concern Matters
In 1997 and 1996, the Company incurred net losses of $104,834 and $950,222, respectively. Management does not expect the Company to generate significant revenues in the near future. At November 30, 1997, the Company's accumulated deficit and stockholders' deficiency were $10,088,819 and $751,470 respectively, and its current liabilities exceeded its current assets by $492,351. Additionally, even though the Company has been able to satisfy obligations for certain operating expenses by issuing shares of the Company's common stock, operating activities still resulted in negative cash flows aggregating $59,039 in 1997. Furthermore, judgments and claims against the Company relating to loan guarantees, and amounts owed current and former suppliers continue to accumulate and it was in default under the terms of certain loan agreements. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

7. Extinguishments of debt
During 1997 the Company extinguished debts that had carrying values in excess of the fair value of the consideration transferred to the creditors and realized gains as shown below, which were classified, in accordance with generally accepted accounting principles, as extraordinary items in the accompanying consolidated statements of operations:

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

8. REAL ESTATE HELD FOR SALE
Real estate as of February 28, 1998 consists of a parcel of undeveloped land near the Grand Canyon.

The land was originally purchased in February 1992 for $1,654,000 and written down to its estimated fair market value of $47,200 in 1995.

9. NOTES PAYABLE IN DEFAULT
Notes payable in default at February 28, 1998 consist of the following:

Agreement payable to a former
president of the Company, with
interest at 10%                                     $150,000

Note payable to attorneys for
professional services                                 10,072
                                                     -------
Total                                               $160,072
                                                     =======

10. NOTES PAYABLE
Notes payable at November 30, 1997 consist of the following:

Note payable to officer, with interest
at 8.5%, due in full on May 31, 1999               $168,545

Notes payable to an unrelated party,
with interest at the prime rate
(8.5% at November 30, 1997), due in
full on March 7, 1999                               145,000
                                                    -------
Total                                              $313,545
                                                    =======
<PAGE 10>
ITEM IA. FACTORS AFFECTING FUTURE OPERATING RESULTS

An investment in the Common Stock of the Company involves a high degree of risk. In addition to the other information contained in this Form 10-KSB, prospective investors should carefully consider the following risk factors:

1. Significant and Repeated Losses. During fiscal 1997, the Company's most recent fiscal year, the Company's losses were ($104,834). The Company faces all the risks inherent in a new business. The Company's Xenogenics subsidiaries is without any record of earnings and sales. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they might lose all or substantially all of their investment.

2. Qualified Opinion. The Company's independent public accountants issued a qualified opinion on the Company's financial statements for the years ended November 30, 1997 and 1996 with respect to uncertainties concerning the Company's ability to continue as a going concern.

3.Lack of Revenues. The Company's only active business is the research and development activities from which the Company currently generates no stream of revenues and there can be no assurance that the Company will ever generate any revenues in the near future. As a result, the Company may continue to incur losses and any investor who purchases or acquires any shares of the Company's Common Stock will likely incur further substantial dilution and loss in the value of their investment.

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

In addition, the Company has utilized the services of consultants and, in this connection; the Company has issued shares of the Company's Common Stock and registered these shares for sale on Form S-8. The shares issued under Regulation S become freely tradable one year after issuance. The shares registered on Form S-8 are immediately freely tradable. As a result, the Company's issuance of shares pursuant to Regulation S and Form S-8 likely depresses the market price of the Company's Common Stock. While the Company's management intends to carefully evaluate the need to issue shares of the Company's Common Stock on this basis, the Company's meager financial resources will likely prevent the Company from limiting its use of Regulation S and Form S-8, with the result that the market price of Company's Common Stock will likely be depressed by the registration and sale of shares on an on-going basis.

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

<PAGE 13>

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

<PAGE 14>

Overview

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

Xenogenics may attempt to sell up to 20% of its Common Stock to raise up to $1,000,000 in venture capital financing.
If Xenogenics were successful in raising this additional capital, the Company's ownership interests would be reduced accordingly.

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

<PAGE 16>

Results of Operations

During 1997 the Company formed a new subsidiary, Xenogenics Corporation. With the formation of the subsidiary the Company contributed the SYBIOL technology and certain debts so as to continue the focus on the research with the artificial liver technology.

Three months Ended February 28, 1998 Compared to Three months
Ended February 28, 1997

During the Three months ended February 28, 1998, the Company incurred $41,070 in consulting fees compared to $12,500 for the Three months ended February 28, 1997. This increase 228% in consulting fees was due primarily to the Company's continued use of outside consultants and the increased reliance on the roles filled by outside consultants.

During the Three months ended February 28, 1998, the
Company incurred $71,716 in general and administrative expenses. This increased slightly from the three-month period ended February 28, 1997. This increase was primarily due to increased officers salary (which has been accrued and not paid) offset by reduced administrative, payroll, legal and accounting functions and other ancillary expenses.

During the Three months ended February 28, 1998 no research and development costs were incurred. The absence of research and development costs reflected the Company's substantially limited financial resources and the efforts expended in pursuing those financial resources. The Company believes that research and development efforts will commence within the next year if private placement funds become available. The Company however did incur expenses related to the patent for the SYBIOL technology, which it intends to defend vigorously.

During the Three months ended February 28, 1997, the Company incurred $11,739 in amortization expense. This amortization expense is resultant of the Goodwill recognized during the year ended November 30, 1997 pursuant to the redemption of the minority shareholders interest in the subsidiary Xenogenex. There will be no additional amortization expense related to this Goodwill.

As a result, total operating expenses for the Three month period ended February 28, 1998 were $124,256 compared to $96,885 for the Three month period ended February 28, 1997. This resulted in the Company recording a loss from operations of $124,256 for the Three month period ended February 28, 1998 compared to a loss from operations of $96,885 for the comparable period in 1997, or a increase of approximately 28%.

Liquidity and Capital Resources

The Company's principal capital requirements are to fund operations and development of new products. The Company has historically satisfied its cash requirements through cash flows from private placements and short-term borrowings.

The Company's current ratio (current assets over current liabilities) is .048 to 1 as of February 28, 1998. During the first Three months of fiscal year 1997, the Company's cash requirements were met by short term borrowings from an officer of the Company and long term borrowings from an unrelated party. The Company issued in the amount of $70,850, common stock of the Company for services performed.

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

The Company entered into an agreement with a former president of the Company to settle a previously existing note in the amount of $388,000. As part of that settlement, the Company has agreed to a cash payment of $50,000, which was never made. On March 6, 1997, the Company settled that $50,000 obligation by issuing an additional 1,000,000 shares of stock with a market value of $.05 per share to the former president of the Company. This transaction was recorded within the year ending November 30, 1997 stock issuance's.

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

<PAGE 19>

PART II. OTHER INFORMATION

Item 1: Legal Proceedings
NONE
Item 2: Changes in Securities
NONE
Item 3: Defaults Upon Senior Securities
NONE
Item 4: Submission of Matters to a Vote of Security Holders
NONE
Item 5: Other Information
NONE
Item 6(a): Exhibits
NONE
Item 6(b): Reports on Form 8-K


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.


                              EXTEN INDUSTRIES, INC.
                                    (Registrant)

Date:  04/07/98 By:     /s/ W. Gerald Newmin
                            W. Gerald Newmin
                            Chairman, Chief Executive Officer


Date:  04/07/98 By:     /s/ William R. Hoelscher
                            William R. Hoelscher
                            Director, Vice-President and
                            Principal Accounting Officer