Form 10-Q/A
period 1998-02-28
EXTEN INDUSTRIES INC
filed 1998-05-07
CIK 811779

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


<PAGE  2>
                   EXTEN INDUSTRIES, INC.
               PART I - FINANCIAL INFORMATION
            CONDENSED CONSOLIDATED BALANCE SHEETS
        AS OF February 28, 1998 AND November 30, 1997


                                    February 28,   November 30,
                                       1998          1997
                                    (unaudited)
                                    -----------   -----------
ASSETS

CURRENT ASSETS-Cash (including
 restricted cash of $17,805
 and $17,601, respectively)         $    26,514   $    22,915

PROPERTY AND EQUIPMENT, net                -             -

OTHER ASSETS
Real Estate Held For Sale                47,200        47,200
Patent Costs                             37,226        37,226
                                    -----------   -----------
TOTAL OTHER ASSETS                       84,426        84,426
                                    -----------   -----------
                                    $   110,940   $   107,341
                                    ===========   ===========
LIABILITIES AND STOCKHOLDER'S
EQUITY (DEFICIENCY)

CURRENT LIABILITIES

Accounts Payable                    $    69,761   $   61,776
Accrued Expenses                        301,289       275,817
Refunds Payable to Stock
 Subscribers                             17,601        17,601
Notes Payable, In Default               160,072       160,072
                                    -----------   -----------
TOTAL CURRENT LIABILITIES               548,723       515,266
                                    -----------   -----------
ESTIMATED LIABILITY UNDER
 SETTLEMENT AGREEMENT                    30,000        30,000
NOTES PAYABLE                           313,545       313,545
                                    -----------   -----------
TOTAL LIABILITIES                       892,268       858,811
                                    -----------   -----------
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
                                   ========      ========

Footnote:

The accompanying notes are integral part of these financial statements

<PAGE  4>
                   EXTEN INDUSTRIES, INC.
               PART I - FINANCIAL INFORMATION
  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
        AS OF February 28, 1998 AND November 30, 1997



                                           Three months Ended
                                              February 28,
                                            1998        1997
                                         ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                 $(125,056)  $ (97,685)
Adjustments to Reconcile
Net Income (Loss) to Net Cash Provided
 By (Used In) Operating Activities
Depreciation and Amortization                 -         11,739
Issuance of Common Stock for Services       70,200     111,470
(Increase) Decrease in: Prepaid Expense       -         10,340
Other Assets                                  -         (2,007)
Increase (Decrease) in:
 Accounts Payable                           (7,985)     13,760
 Accrued Expenses                          (25,472)    (60,696)
                                         ---------   ---------
NET CASH USED IN OPERATING ACTIVITIES      (21,399)    (13,079)
                                         ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Advances from Officer                         -           -
Receipt of Note Receivable                    -           -
                                         ---------   ---------
NET CASH FROM INVESTMENT ACTIVITIES           -           -
                                         ---------   ---------
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of Common Stock                    25,000        -
Increase in Long Term Debt                    -         12,500
                                         ---------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES   25,000      12,500
                                         ---------   ---------
NET INCREASE (DECREASE) IN CASH              3,601        (579)
CASH AT BEGINNING OF PERIOD                 22,915         579
                                         ---------   ---------
CASH AT END OF PERIOD                    $  26,514   $       0
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


                               Three Months Ended February 28,
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