Form 10-Q/A
period 1998-05-31
EXTEN INDUSTRIES INC
filed 1998-07-28
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, DC 20549

                         FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934
       For the quarterly period ended May 31, 1998.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
40,718,792 as of June 30, 1998 Common Stock, $0.01 Par Value

<PAGE  1>

Exten Industries, Inc.
Form 10-QSB
Table of Contents

                                                        Page
Part I:
Financial Information                                     2

Item 1:
Condensed Consolidated Balance Sheets as of
 May 31, 1998 (unaudited) and November 30, 1997           2

Condensed Consolidated Statements of Operations
 (unaudited) for the Three Months Ended
 May 31, 1998 and May 31, 1997                            3

Condensed Consolidated Statements of Operations
 (unaudited) for the Six Months Ended
 May 31, 1998 and May 31, 1997                            4

Condensed Consolidated Statements of Cash Flows
 (unaudited) for the Six Months Ended
 May 31, 1998 and May 31, 1997                            5

Notes to Condensed Consolidated Financial
 Statements (unaudited)                                   6

Item 1a: Factors Which May Affect Future Results         10

Item 2: Management's Discussion and Analysis of
 Financial Condition and Results of Operations           13

Overview                                                 14

Results of Operations                                    16

Liquidity and Capital Resources                          17

Part II: Other Information                               19

Item 1: Legal Proceedings                                19

Item 2: Changes in Securities                            19

Item 3: Defaults Upon Senior Securities                  19

Item 4: Submission of Matters to a Vote of
 Security Holders                                        19

Item 5: Other Information                                19

Item 6(a): Exhibits                                      19

Item 6(b): Reports on Form 8-K                           19

SIGNATURES                                               19


<PAGE  2>
                   EXTEN INDUSTRIES, INC.
               PART I - FINANCIAL INFORMATION
            CONDENSED CONSOLIDATED BALANCE SHEETS
        AS OF May 31, 1998 AND November 30, 1997


                                    May 31,   November 30,
                                       1998          1997
                                    (unaudited)
                                    -----------   -----------
ASSETS

CURRENT ASSETS-Cash (including
 restricted cash of $0
 and $17,601, respectively)         $    22,893   $    22,915

PROPERTY AND EQUIPMENT, net               1,834           -

PREPAID EXPENSES, net                    50,000           -

OTHER ASSETS
Real Estate Held For Sale                47,200        47,200
Patent Costs and other                   39,186        37,226
                                    -----------   -----------
TOTAL OTHER ASSETS                       86,386        84,426
                                    -----------   -----------
                                    $   161,113   $   107,341
                                    ===========   ===========
LIABILITIES AND STOCKHOLDER'S
EQUITY (DEFICIENCY)

CURRENT LIABILITIES

Accounts Payable                    $    63,736    $   61,776
Accrued Expenses                        370,249       275,817
Refunds Payable to Stock
 Subscribers                                  -        17,601
Notes Payable, In Default               160,072       160,072
                                    -----------   -----------
TOTAL CURRENT LIABILITIES               594,057       515,266
                                    -----------   -----------
ESTIMATED LIABILITY UNDER
 SETTLEMENT AGREEMENT                    30,000        30,000
NOTES PAYABLE                           407,646       313,545
                                    -----------   -----------
TOTAL LIABILITIES                     1,031,703       858,811
                                    -----------   -----------
STOCKHOLDERS DEFICIT

Common Stock, $0.01 par value;
 50,000,000 shares authorized;
 40,718,792 & 37,136,642 issued &
 outstanding, respectively              407,188       371,366
Receivable from Stock Sale             (217,690)     (140,040)
Additional Paid-in Capital            9,240,050     9,106,023
Accumulated Deficit                 (10,300,138)  (10,088,819)
                                    -----------   -----------
TOTAL STOCKHOLDERS' DEFICIENCY         (870,590)     (751,470)
                                    -----------   -----------
                                    $   161,113   $   107,341
                                    ===========   ===========

Footnote:

The accompanying notes are integral part of these financial statements

<PAGE  3>
                   EXTEN INDUSTRIES, INC.
               PART I - FINANCIAL INFORMATION
  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
        AS OF May 31, 1998 AND November 30, 1997


                                     Six Months Ended
                                        May 31,
                                     1998          1997
                                   --------      --------
REVENUE

Sales                              $   -         $   -
Royalties                              -             -
                                   --------      --------
Total Revenue                          -             -
                                   --------      --------
OPERATING EXPENSES
General & Administrative            138,623       155,350
Consulting Fee Expense               56,745        12,500
Depreciation and Amortization          -           23,478
Interest, net                        15,149         8,519
                                   --------      --------
Total Operating Expenses            210,517       199,847
                                   --------      --------
Net Operating Loss Before
 Extraordinary Item                (210,517)     (199,847)

Extraordinary Item - Gain
 on Extinguishment of Debt                -       283,000
                                   --------      --------
Net Operating Income (Loss)
Before Income Taxes                (210,517)       83,153

Provision for Income Taxes              800           800
                                   --------      --------

Net Income (Loss)                 $(211,317)    $  82,153
                                   ========      ========

Net Operating Loss Before
Extraordinary Item per
Average Common Share              $  ( 0.01)    $   (0.01)

Extraordinary Item                     0.00          0.01
                                   --------      --------

Net Income (Loss) per
Average Common Share              $  ( 0.01)    $    0.00
                                   ========      ========

Weighted Average Common
Share Outstanding                 40,112,561    30,912,032
                                  ==========    ==========

Footnote:

The accompanying notes are integral part of these financial statements

<PAGE  4>
                   EXTEN INDUSTRIES, INC.
               PART I - FINANCIAL INFORMATION
  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
        AS OF May 31, 1998 AND November 30, 1997


                                     Three Months Ended
                                        May 31,
                                     1998          1997
                                   --------      --------
REVENUE

Sales                              $   -         $   -
Royalties                              -             -
                                   --------      --------
Total Revenue                          -             -
                                   --------      --------
OPERATING EXPENSES
General & Administrative             66,907        86,029
Consulting Fee Expense               15,675           -
Depreciation and Amortization          -           11,739
Interest, net                         3,764         5,194
                                   --------      --------
Total Operating Expenses             86,346       102,962
                                   --------      --------
Net Operating Loss Before
 Extraordinary Item                ( 86,346)     (102,962)

Extraordinary Item - Gain
 on Extinguishment of Debt                -       283,000
                                   --------      --------
Net Operating Income (Loss)
Before Income Taxes                ( 86,346)      180,038

Provision for Income Taxes                -           -
                                   --------      --------

Net Income (Loss)                 $( 86,346)    $ 180,038
                                   ========      ========
Net Operating Loss Before
Extraordinary Item per
Average Common Share              $  ( 0.01)    $   (0.01)

Extraordinary Item                     0.00          0.01
                                   --------      --------

Net Income (Loss) per
Average Common Share              $  ( 0.01)    $    0.00
                                   ========      ========

Weighted Average Common
Share Outstanding                 40,718,066    31,620,192
                                  ==========    ==========

Footnote:

The accompanying notes are integral part of these financial statements

<PAGE  5>

                   EXTEN INDUSTRIES, INC.
               PART I - FINANCIAL INFORMATION
  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
        AS OF May 31, 1998 AND November 30, 1997



                                           Six months Ended
                                              May 31,
                                            1998        1997
                                         ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                        $(211,317)  $  82,153
Adjustments to Reconcile
Net Income (Loss) to Net Cash Provided
 By (Used In) Operating Activities
Depreciation and Amortization                 -         23,478
Extinguishment of Debt                        -       (283,000)
Issuance of Common Stock for Services       85,200     111,470
(Increase) Decrease in:
Prepaid Expense                            (50,000)     15,000
Other Assets                                (1,960)    (32,007)
Increase (Decrease) in:
 Accounts Payable                            1,960      (2,055)
 Accrued Expenses                          102,929     (18,118)
                                         ---------   ---------
NET CASH USED IN OPERATING ACTIVITIES      (73,188)   (103,079)
                                         ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment                       (1,834)       -
Receipt of Note Receivable                    -           -
                                         ---------   ---------
NET CASH USED INVESTMENT ACTIVITIES         (1,834)       -
                                         ---------   ---------
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of Common Stock                    25,000        -
Increase in Long Term Debt, net             50,000     102,500
                                         ---------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES   75,000     102,500
                                         ---------   ---------
NET INCREASE (DECREASE) IN CASH                (22)       (579)
CASH AT BEGINNING OF PERIOD                 22,915         579
                                         ---------   ---------
CASH AT END OF PERIOD                    $  22,893   $       0
                                         =========   =========

Footnote:

The accompanying notes are integral part of these financial statements

<PAGE  6>
                   EXTEN INDUSTRIES, INC.
               PART I - FINANCIAL INFORMATION
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

The Company has just recently begun research and development of the SYBIOL at Loyola Marymount College in Chicago.

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

Basis of accounting:
The Company's policy is to use the accrual method of accounting and to prepare and present financial statements that conform to generally accepted accounting principles.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Basis of presentation:
The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments, consisting of a normal recurring nature and considered necessary for a fair presentation, have been included. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended November 30, 1997. The results of operations for the three and six month periods ended May 31, 1998 are not necessarily indicative of the operating results for the year ended November 30, 1998. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year November 30, 1997.

Reclassifications:
Certain May 31, 1997 balances have been reclassified to conform to the May 31, 1998 condensed financial statement presentation.

2.  Supplemental Cash Flow Information
Supplemental disclosures of cash flow information for the six-month periods ended May 31, 1998 and 1997 are summarized as follows:


                               Six Months Ended May 31,
                                  1998               1997
                               (unaudited)        (unaudited)
                               -----------        -----------
Cash paid for interest and
income taxes:

Interest                       $     7,635        $     4,548
Income taxes                   $       800        $       800


3.  Earnings Per Share
Certain options granted and outstanding as of May 31, 1998
(unaudited) are antidilutive for the purposes of calculating primary and fully diluted earnings per share and therefore are not included in the earnings per share calculations.

5.  Going Concern Matters
In 1997 and 1996, the Company incurred net losses of $104,834 and $950,222, respectively. Management does not expect the Company to generate significant revenues in the near future. At November 30, 1997, the Company's accumulated deficit and stockholders' deficiency were $10,088,819 and $751,470 respectively, and its current liabilities exceeded its current assets by $492,351. Additionally, even though the Company has been able to satisfy obligations for certain operating expenses by issuing shares of the Company's common stock, operating activities still resulted in negative cash flows aggregating $59,039 in 1997. Furthermore, judgments and claims against the Company relating to loan guarantees, and amounts owed current and former suppliers continue to accumulate and it was in default under the terms of certain loan agreements. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

8. REAL ESTATE HELD FOR SALE
Real estate as of May 31, 1998 consists of a parcel of undeveloped land near the Grand Canyon.

The land was originally purchased in February 1992 for $1,654,000 and written down to its estimated fair market value of $47,200 in 1995.

9. NOTES PAYABLE IN DEFAULT
Notes payable in default at May 31, 1998 consist of the following:

Agreement payable to a former
president of the Company, with
interest at 10%                                     $150,000

Note payable to attorneys for
professional services                                 10,072
                                                     -------
Total                                               $160,072
                                                     =======

10. NOTES PAYABLE
Notes payable at November 30, 1997 consist of the following:

Note payable to officer, with interest
at 8.5%, due in full on May 31, 1999               $212,646

Notes payable to unrelated parties
with interest at the prime rate
(8.5% at November 30, 1997), due in
full on March 7, 1999                               195,000
                                                    -------
Total                                              $407,646
                                                    =======

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

Three Months Ended May 31, 1998 Compared to Three months
Ended May 31, 1997

During the three months ended May 31, 1998, the Company incurred $15,675 in consulting fees compared to none for the three months ended May 31, 1997. This increase in consulting fees was due primarily to the Company's continued use of outside consultants and the reliance on the roles filled by outside consultants.

During the three months ended May 31, 1998, the Company incurred $66,907 in general and administrative expenses. This decreased slightly from the three-month period ended May 31, 1997. This decrease was primarily due to increased officers salary (which has been accrued and not paid) offset by reduced administrative, payroll, legal and accounting functions and other ancillary expenses.

During the three months ended May 31, 1998 no research and development costs were incurred. The absence of research and development costs reflected the Company's substantially limited financial resources and the efforts expended in pursuing those financial resources. The Company's research and development efforts have commenced with the signing of the Loyola research agreement during the last month of the quarter.

As a result, total operating expenses for the three month period ended May 31, 1998 were $86,346 compared to $102,962 for the three month period ended May 31, 1997.
This resulted in the Company recording a loss from operations of 86,346 for the three month period ended May 31, 1998 compared to a loss from operations of $102,962 for the comparable period in 1997, or a decrease of approximately 16%.

Six Months Ended May 31, 1998 Compared to Six Months
Ended May 31, 1997

During the six months ended May 31, 1998, the Company incurred $56,745 in consulting fees compared to $12,500 for the six months ended May 31, 1997. This increase 354% in consulting fees was due primarily to the Company's continued use of outside consultants and the increased reliance on the roles filled by outside consultants.

During the six months ended May 31, 1998, the Company incurred $138,623 in general and administrative expenses. This decreased from the six-month period ended May 31, 1997. This decrease was primarily due to increased officers salary (which has been accrued and not paid) offset by reduced administrative, payroll, legal and accounting functions and other ancillary expenses.

During the six months ended May 31, 1998 no research and development costs were incurred. The absence of research and development costs reflected the Company's substantially limited financial resources and the efforts expended in pursuing those financial resources. The Company's research and development efforts have commenced with the signing of the Loyola research agreement during the last month of the quarter.

During the six months ended May 31, 1997, the Company incurred $23,478 in amortization expense. This amortization expense is resultant of the Goodwill recognized during the year ended November 30, 1997 pursuant to the redemption of the minority shareholders interest in the subsidiary Xenogenex. There will be no additional amortization expense related to this Goodwill.

As a result, total operating expenses for the six month period ended May 31, 1998 were $210,517 compared to $199,847 for the six month period ended May 31, 1997.
This resulted in the Company recording a loss from operations of $210,517 for the six month period ended May 31, 1998 compared to a loss from operations of $199,847 for the comparable period in 1997, or a increase of approximately 5%.

Liquidity and Capital Resources

The Company's principal capital requirements are to fund operations and development of new products. The Company has historically satisfied its cash requirements through cash flows from private placements and short-term borrowings.

The Company's current ratio (current assets over current liabilities) is .038 to 1 as of May 31, 1998. During the first six months of fiscal year 1997, the Company's cash requirements were met by short term borrowings from an officer of the Company and long term borrowings from two unrelated parties. The Company issued in the amount of $85,200, common stock of the Company for services performed.

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


                              EXTEN INDUSTRIES, INC.
                                    (Registrant)

Date:  07/09/98 By:     /s/ W. Gerald Newmin
                            W. Gerald Newmin
                            Chairman, Chief Executive Officer


Date:  07/09/98 By:     /s/ Jerry Simek
                            Jerry Simek
                            Director, Vice-President and
                            Principal Accounting Officer