Form 10QSB
period 1998-08-31
EXTEN INDUSTRIES INC
filed 1998-10-16
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, DC 20549

                         FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934
       For the quarterly period ended August 31, 1998.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
43,594,192 as of September 30, 1998 Common Stock, $0.01 Par Value

<PAGE  1>

Exten Industries, Inc.
Form 10-QSB
Table of Contents

                                                        Page
Part I:
Financial Information                                     2

Item 1:
Condensed Consolidated Balance Sheets as of
 August 31, 1998 (unaudited) and November 30, 1997        2

Condensed Consolidated Statement of Operations
 (unaudited) for the Nine Months Ended
 August 31, 1998 and August 31, 1997                      3

Condensed Consolidated Statement of Operations
 (unaudited) for the Three Months Ended
 August 31, 1998 and August 31, 1997                      4

Condensed Consolidated Statement of Cash Flows
 (unaudited) for the Nine Months Ended
 August 31, 1998 and August 31, 1997                      5

Notes to Condensed Consolidated Financial
 Statements (unaudited)                                   6

Item 1a: Factors Which May Affect Future Results         10

Item 2: Management's Discussion and Analysis of
 Financial Condition and Results of Operations           13

Overview                                                 14

Results of Operations                                    16

Liquidity and Capital Resources                          17

Part II: Other Information                               19

Item 1: Legal Proceedings                                19

Item 2: Changes in Securities                            19

Item 3: Defaults Upon Senior Securities                  19

Item 4: Submission of Matters to a Vote of
 Security Holders                                        19

Item 5: Other Information                                19

Item 6(a): Exhibits                                      19

Item 6(b): Reports on Form 8-K                           19

SIGNATURES                                               19


<PAGE  2>
                   EXTEN INDUSTRIES, INC.
               PART I - FINANCIAL INFORMATION
            CONDENSED CONSOLIDATED BALANCE SHEETS
        AS OF August 31, 1998 AND November 30, 1997


                                      August 31, November 30,
                                       1998          1997
                                    (unaudited)
                                    -----------   -----------
ASSETS

CURRENT ASSETS-Cash (including
 restricted cash of $0
 and $17,601, respectively)         $     7,236   $    22,915

PROPERTY AND EQUIPMENT, net               1,742           -

PREPAID EXPENSES, net                        -            -

OTHER ASSETS
Real Estate Held For Sale                47,200        47,200
Patent Costs and other                   41,666        37,226
                                    -----------   -----------
TOTAL OTHER ASSETS                       88,866        84,426
                                    -----------   -----------
                                    $    97,844   $   107,341
                                    ===========   ===========
LIABILITIES AND STOCKHOLDER'S
EQUITY (DEFICIENCY)

CURRENT LIABILITIES

Accounts Payable                    $    64,776    $   61,776
Accrued Expenses                        419,763       275,817
Refunds Payable to Stock
 Subscribers                                  -        17,601
Notes Payable, In Default               160,072       160,072
                                    -----------   -----------
TOTAL CURRENT LIABILITIES               644,611       515,266
                                    -----------   -----------
ESTIMATED LIABILITY UNDER
 SETTLEMENT AGREEMENT                    30,000        30,000
NOTES PAYABLE                           401,500       313,545
                                    -----------   -----------
TOTAL LIABILITIES                     1,076,111       858,811
                                    -----------   -----------
STOCKHOLDERS DEFICIT

Common Stock, $0.01 par value;
 50,000,000 shares authorized;
 43,594,182 & 37,136,642 issued &
 outstanding, respectively              435,942       371,366
Receivable from Stock Sale             (281,821)     (140,040)
Additional Paid-in Capital            9,358,069     9,106,023
Accumulated Deficit                 (10,490,457)  (10,088,819)
                                    -----------   -----------
TOTAL STOCKHOLDERS' DEFICIENCY         (978,267)     (751,470)
                                    -----------   -----------
                                    $    97,844   $   107,341
                                    ===========   ===========

Footnote:

The accompanying notes are integral part of these financial statements

<PAGE  3>
                   EXTEN INDUSTRIES, INC.
               PART I - FINANCIAL INFORMATION
  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
             AS OF August 31, 1998 AND 1997


                                    Nine Months Ended
                                        August 31,
                                     1998          1997
                                   --------      --------
REVENUE

Sales                              $   -         $   -
Royalties                              -             -
                                   --------      --------
Total Revenue                          -             -
                                   --------      --------
OPERATING EXPENSES
General & Administrative            201,309       245,103
Consulting Fee Expense              109,245        45,350
Research and Development             50,000           -
Depreciation and Amortization          -           35,214
Interest, net                        30,282        14,312
                                   --------      --------
Total Operating Expenses            400,836       339,979
                                   --------      --------
Net Operating Loss Before
 Extraordinary Item                (400,836)     (339,979)

Extraordinary Item - Gain
 on Extinguishment of Debt                -       325,142
                                   --------      --------
Net Operating Income (Loss)
Before Income Taxes                (400,836)      (14,837)

Provision for Income Taxes              800           800
                                   --------      --------

Net Income (Loss)                 $(401,636)    $ (15,637)
                                   ========      ========

Net Operating Loss Before
Extraordinary Item per
Average Common Share              $  ( 0.01)    $   (0.01)

Extraordinary Item                     0.00          0.01
                                   --------      --------

Net Income (Loss) per
Average Common Share              $  ( 0.01)    $    0.00
                                   ========      ========

Weighted Average Common
Share Outstanding                 40,831,409    30,912,032
                                  ==========    ==========

Footnote:

The accompanying notes are integral part of these financial statements

<PAGE  4>
                   EXTEN INDUSTRIES, INC.
               PART I - FINANCIAL INFORMATION
  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
              AS OF August 31, 1998 AND 1997


                                     Three Months Ended
                                        August 31,
                                     1998          1997
                                   --------      --------
REVENUE

Sales                              $   -         $   -
Royalties                              -             -
                                   --------      --------
Total Revenue                          -             -
                                   --------      --------
OPERATING EXPENSES
General & Administrative             62,686        90,049
Consulting Fee Expense               62,500        32,850
Research and Development             50,000           -
Depreciation and Amortization          -           11,736
Interest, net                        15,133         5,793
                                   --------      --------
Total Operating Expenses            190,319       140,428
                                   --------      --------
Net Operating Loss Before
 Extraordinary Item                (190,319)     (140,428)

Extraordinary Item - Gain
 on Extinguishment of Debt                -        42,142
                                   --------      --------
Net Operating Income (Loss)
Before Income Taxes                (190,319)      (98,286)

Provision for Income Taxes                -           -
                                   --------      --------

Net Income (Loss)                 $(190,319)    $ (98,286)
                                   ========      ========
Net Operating Loss Before
Extraordinary Item per
Average Common Share              $  ( 0.00)    $   (0.01)

Extraordinary Item                     0.00          0.01
                                   --------      --------

Net Income (Loss) per
Average Common Share              $  ( 0.00)    $   (0.00)
                                   ========      ========

Weighted Average Common
Share Outstanding                 42,155,762    31,620,192
                                  ==========    ==========

Footnote:

The accompanying notes are integral part of these financial statements

<PAGE  5>

                   EXTEN INDUSTRIES, INC.
               PART I - FINANCIAL INFORMATION
  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
               AS OF August 31, 1998 and 1997



                                           Nine months Ended
                                              August 31,
                                            1998        1997
                                         ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                        $(401,636)  $ (15,637)
Adjustments to Reconcile
Net Income (Loss) to Net Cash Provided
 By (Used In) Operating Activities
Depreciation and Amortization                 -         35,214
Extinguishment of Debt                        -       (325,142)
Issuance of Common Stock for Services      132,240     357,664
(Increase) Decrease in:
Prepaid Expense                               -         (8,217)
Other Assets                                (4,440)    (42,426)
Increase (Decrease) in:
 Accounts Payable                            3,000     (44,426)
 Accrued Expenses                          143,944    (125,974)
                                         ---------   ---------
NET CASH USED IN OPERATING ACTIVITIES     (126,892)   (168,744)
                                         ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment                       (1,742)       -
Advances from officer                         -         23,487
                                         ---------   ---------
NET CASH USED INVESTMENT ACTIVITIES         (1,742)     23,487
                                         ---------   ---------
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of Common Stock                    25,000        -
Increase in Long Term Debt, net             87,955     145,000
                                         ---------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES  112,955     145,000
                                         ---------   ---------
NET INCREASE (DECREASE) IN CASH            (15,679)       (257)
CASH AT BEGINNING OF PERIOD                 22,915         579
                                         ---------   ---------
CASH AT END OF PERIOD                    $   7,236   $     322
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

The Company has begun research and development of the SYBIOL at Loyola University (Loyola) in Chicago.

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

Basis of presentation:
The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments, consisting of a normal recurring nature and considered necessary for a fair presentation, have been included. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended November 30, 1997. The results of operations for the three and nine month periods ended August 31, 1998 are not necessarily indicative of the operating results for the year ended November 30, 1998. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year November 30, 1997.

Reclassifications:
Certain August 31, 1997 balances have been reclassified to conform to the August 31, 1998 condensed financial statement presentation.

2.  Supplemental Cash Flow Information
Supplemental disclosures of cash flow information for the nine-month periods ended August 31, 1998 and 1997 are summarized as follows:


                               Nine Months Ended August 31,
                                  1998               1997
                               (unaudited)        (unaudited)
                               -----------        -----------
Cash paid for interest and
income taxes:

Interest                       $    19,784        $     7,698
Income taxes                   $       800        $       800


3.  Earnings Per Share
Certain options granted and outstanding as of August 31, 1998
(unaudited) are antidilutive for the purposes of calculating primary and fully diluted earnings per share and therefore are not included in the earnings per share calculations.

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

5. Extinguishments of debt
During 1997 the Company extinguished debts that had carrying values in excess of the fair value of the consideration transferred to the creditors and realized gains as shown below, which were classified, in accordance with generally accepted accounting principles, as extraordinary items in the accompanying consolidated statements of operations:

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

6. Real Estate Held For Sale
Real estate as of August 31, 1998 consists of a parcel of undeveloped land near the Grand Canyon.

The land was originally purchased in February 1992 for $1,654,000 and written down to its estimated fair market value of $47,200 in 1995.

7. Notes Payable In Default
Notes payable in default at August 31, 1998 consist of the following:

Agreement payable to a former
president of the Company, with
interest at 10%(see Item 5
other information)                                  $150,000

Note payable to attorneys for
professional services                                 10,072
                                                     -------
Total                                               $160,072
                                                     =======

8. Notes Payable
Notes payable at August 31, 1998 consist of the following:

Note payable to officer, with interest
at 8.5%, due in full on May 31, 1999               $206,500

Notes payable to unrelated parties
with interest at the prime rate
(8.5% at November 30, 1997), due in
full on March 7, 1999                               195,000
                                                    -------
Total                                              $401,500
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

<PAGE 14>

Overview

Business of Exten Industries, Inc.

As of August 31, 1998, the Company's only active business is the proposed research and development activities of SYBIOLR artificial liver technology.

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

Three Months Ended August 31, 1998 Compared to Three months
Ended August 31, 1997

During the three months ended August 31, 1998, the Company incurred $62,500 in consulting fees compared to $32,850 for the three months ended August 31, 1997. This increase in consulting fees was due primarily to the Company's increased use of outside consultants for capital raising activities and the reliance on the roles filled by outside consultants.

During the three months ended August 31, 1998, the Company incurred $62,686 in general and administrative expenses.
This decreased from the three-month period ended August 31, 1997. This decrease was primarily due to officers salary
(which has been accrued and not paid) offset by significant reductions in administrative, payroll, legal and accounting functions and other ancillary expenses.

During the three months ended August 31, 1998 $50,000 in research and development costs were incurred. Research and development costs although minimal reflects the Company's substantially limited financial resources and the efforts expended in pursuing those financial resources. The Company's research and development efforts commenced with the signing of the Loyola research agreement and the commencement of research activities by their scientific staff.

As a result, total operating expenses for the three month period ended August 31, 1998 were $190,319 compared to $140,428 for the three month period ended August 31, 1997.
This resulted in the Company recording a loss from operations of $190,319 for the three month period ended August 31, 1998 compared to a loss from operations of $140,428 for the comparable period in 1997, or an increase of approximately 36%.

Nine Months Ended August 31, 1998 Compared to Nine Months
Ended August 31, 1997

During the nine months ended August 31, 1998, the Company incurred $109,245 in consulting fees compared to $45,350 for the nine months ended August 31, 1997. This increase of 354% in consulting fees was due primarily to the Company's continued use of outside consultants and the increased reliance on the roles filled by outside consultants. The Company has expended considerable efforts in the capital raising activities for its subsidiary, Xenogenics. The Company to date has received a slow response to these activities.

During the nine months ended August 31, 1998, the Company incurred $201,309 in general and administrative expenses. This decreased from the nine-month period ended August 31, 1997. This decrease was primarily due to officers salary (which has been accrued and not paid) offset by significant reductions in administrative, payroll, legal and accounting functions and other ancillary expenses.

During the nine months ended August 31, 1998 $50,000 in research and development costs were incurred by the Company in respect to its Sybiol technology. The absence of significant research and development costs reflects the Company's substantially limited financial resources. The Company's research and development efforts have commenced with the signing of the Loyola research agreement and the commencement of research activities by their scientific staff.

During the nine months ended August 31, 1997, the Company incurred $35,214 in amortization expense. This amortization expense is a resultant of the Goodwill recognized during the year ended November 30, 1997 pursuant to the redemption of the minority shareholders interest in the subsidiary Xenogenex. There will be no additional amortization expense related to this Goodwill.

As a result, total operating expenses for the nine month period ended August 31, 1998 were $400,836 compared to $339,979 for the nine month period ended August 31, 1997.
This resulted in the Company recording a loss from operations of $400,836 for the nine month period ended August 31, 1998 compared to a loss from operations of $339,979 for the comparable period in 1997, or a increase of approximately 18%.

Liquidity and Capital Resources

The Company's principal capital requirements are to fund operations and development of new products. The Company has historically satisfied its cash requirements through cash flows from private placements and short-term borrowings.

The Company's current ratio (current assets over current liabilities) is .011 to 1 as of August 31, 1998. During the first nine months of fiscal year 1998, the Company's cash requirements were met by short term borrowings from an officer of the Company and long term borrowings from two unrelated parties. The Company issued in the amount of $132,240, common stock of the Company for services performed.

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

The Company on Septemeber 7, 1998 entered into a settlement and mutual release with Robert H. Goldsmith. The settlement agreement requires that the Company issue 400,000 shares of common stock in settlement of the debt owed to Mr. Goldsmith. Concurrent with the execution of the agreement the Company has agreed to guarantee a market value $200,000 for the agreed to settlement.

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

Item 1: Legal Proceedings
NONE

Item 2: Changes in Securities
NONE

Item 3: Defaults Upon Senior Securities
NONE

Item 4: Submission of Matters to a Vote of Security Holders
NONE

Item 5: Other Information

The Company on Septemeber 7, 1998 entered into a settlement and mutual release with Robert H. Goldsmith. The settlement agreement requires that the Company issue 400,000 shares of common stock in settlement of the debt owed to Mr. Goldsmith. Concurrent with the execution of the agreement the Company has agreed to guarantee a market value $200,000 for the agreed to settlement.

Item 6(a): Exhibits
NONE

Item 6(b): Reports on Form 8-K


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.


                              EXTEN INDUSTRIES, INC.
                                    (Registrant)

Date:  10/14/98 By:     /s/ W. Gerald Newmin
                            W. Gerald Newmin
                            Chairman, Chief Executive Officer


Date:  10/14/98 By:     /s/ Jerry Simek
                            Jerry Simek
                            Director, President and
                            Chief Operating Officer