Form 10-K
period 1998-11-30
EXTEN INDUSTRIES INC
filed 1999-04-01
CIK 811779

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                                 FORM 10-KSB

(X) Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended November 30, 1998

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 (No Fee Required) for the transition period from __________ to __________

                       Commission File Number 0-16354

                           EXTEN INDUSTRIES, INC.
                           ----------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                        52-1412493
                 --------                        ----------
      (State or other jurisdiction of      (IRS Employer ID No.)
       incorporation or organization)

                   9625 BLACK MOUNTAIN ROAD, SUITE 218
                      SAN DIEGO, CALIFORNIA 92126
                   -----------------------------------
                (Address of principal executive offices)

                           (619) 578-9784
                           --------------
          (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:
                    Common Stock $0.01 per share
                    ----------------------------

Securities registered pursuant to Section 12(g) of the Act:
                              None
                              ----

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to be file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
  Yes  X  No

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     State issuer's revenues for its most recent fiscal year: $ 0.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). As of March 31, 1999:
$1,602,513. As of March 31, 1999, there were 48,349,669 Shares outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (the "securities Act"). The listed documents should be clearly described for identification purposes. None.
Transitional Small Business Disclosure Format (check one): Yes     No _X_

<PAGE 01>

EXTEN INDUSTRIES, INC.

                              FORM 10-KSB

                                 INDEX
PART I

Item 1.  DESCRIPTION OF BUSINESS                                         3
              Business of Exten Industries, Inc.                         3
              Business of Xenogenics Corporation                         3
              Background of the Company                                  3
Item 1a. FACTORS WHICH MAY AFFECT FUTURE RESULTS                         4
              Research Agreements for SYBIOL (R) Development             9
              Loyola University                                          9
              University of Padova                                       9
Item 2.  DESCRIPTION OF PROPERTY                                         9
Item 3.  LEGAL PROCEEDINGS                                               9
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             9

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
            AND RELATED STOCKHOLDER MATTERS                             10
Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS     11
         Results of Operations                                          11
         Liquidity and Capital Resources                                12
         Year 2000 Compliance                                           12
Item 7.  FINANCIAL STATEMENTS                                           13
Item 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE                                    13

PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS   13
Item 10. EXECUTIVE COMPENSATION                                         14
         Summary Compensation Table                                     15
         Non-cash Compensation                                          15
              1. Stock Compensation                                     15
              2. Other Non-Cash Compensation                            15
              3. Stock Option Grants                                    15
Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT                                      16
Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                17
Item 13.  EXHIBITS AND REPORTS ON FORM 8-K                              17
          Reports on Form 8-K                                           17

CONSOLIDATED FINANCIAL STATEMENTS                                    F1-14

SIGNATURES                                                              32

<PAGE 02>

                               PART I

                    Item 1.  DESCRIPTION OF BUSINESS

BUSINESS OF EXTEN INDUSTRIES, INC.

As of November 30, 1998, the Company's only active business is the management of its subsidiary and its proposed research and development activities of SYBIOL (R) synthetic bio-liver or artificial liver technology.

BUSINESS OF XENOGENICS CORPORATION, SUBSIDIARY OF EXTEN INDUSTRIES, INC.

Xenogenics Corp. ("Xenogenics") was incorporated in Nevada on April 30, 1997 for the purpose of funding and conducting biotech research. In June 1997, Exten Industries, Inc. transferred all assets and rights to the Sybiol synthetic bio-liver technology to the majority-owned subsidiary, Xenogenics Corporation. The Company's only active business is the proposed research and development activities of SYBIOL (R) synthetic bio-liver or artificial liver technology.

EMPLOYEES

EXTEN. As of February 28, 1999, Exten had 2 full-time officers and one part time person. Its officers and directors manage the Company.

XENOGENICS. As of February 28, 1999, Xenogenics had one full time officer. Its officers and directors manage the Company.

BACKGROUND OF THE COMPANY

The predecessor of Exten Industries, Inc., Exten Ventures, provided merchant banking services between 1985 and 1990.

In September of 1991 the Company acquired all of the outstanding stock of Xenogenex, Inc., a California corporation, ("Xenogenex"), formerly known as Ascot Close Research Institute, Ltd. At that time Xenogenex was funding research on xenogeneic transplants and the development of an artificial liver or synthetic bio-liver with a major West Coast medical center. Xenogenex had the rights to the commercial development of the research work being performed by that medical center. In July 1996 all right, title and interest in the artificial liver technology was transferred to the Company, Exten.

During 1997 the Company formed a new subsidiary, Xenogenics Corporation, a Nevada corporation, (Xenogenics) for the express purpose of holding and developing the Sybiol technology. This subsidiary holds all rights to the extracorporeal artificial liver technology, which has been improved by the Company compared to the model first acquired. The company is currently conducting pre-clinical research at Loyola University Medical Center in Chicago, Illinois and at University of Padova in Padova, Italy.

During 1998 Xenogenics Corp. sold shares to accredited investors through a private placement.

<PAGE 03>

           Item 1a. FACTORS WHICH MAY AFFECT FUTURE RESULTS

FORWARD-LOOKING INFORMATION
This report on Form 10-KSB contains a number of forward-looking statements, which reflect the Company's current views with respect to future events and financial performance including statements regarding the Company's strategy, product under development and plans for operations. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future," "plans," "targets" and similar expressions identify forward-looking statements. Readers are cautioned to consider the risk factors described below under the heading "Factors Which May Affect Future Results," and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's ability to introduce new products, the Company's ability to manage its expected growth, its limited protection of technology and trademarks, the Company's dependence on limited cash resources, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

1. SIGNIFICANT AND REPEATED LOSSES. During fiscal 1998, the Company's most recent fiscal year, the Company's losses were ($997,333) compared to losses of ($104,834) incurred during fiscal 1997. The Company faces all the risks inherent in a new business. The Company's Xenogenics subsidiary is without any record of earnings and sales. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits, so shareholders might lose all or substantially all of their investment. Fiscal 1998 research and development costs were $286,518; theCompany did not incur any research and development costs during Fiscal 1997. The increase in R&D costs during Fiscal 1998 reflected the Company's beginning its pre-clinical trials of the Sybiol technology. The Company will continue its research and development during Fiscal 1999.

2. QUALIFIED OPINION. The Company's independent public accountants issued aqualified opinion on the Company's financial statements for the years ended November 30, 1998 and 1997 with respect to uncertainties concerning the Company's ability to continue as a going concern.

3. LACK OF REVENUES. The Company's only active business is the research and development activities from which the Company currently generates no stream of revenues and there can be no assurance that the Company will ever generate any revenues in the near future. As a result, the Company may continue to incur losses shareholders could incur further substantial dilution and loss in the value of their investment.

4. SIGNIFICANT AND INCREASING CURRENT LIABILITIES & DEFAULT. As of November 30, 1998, the Company had $1,076,533 in current debts and other obligations that are due and payable on or before November 30, 1999. Included in the amounts due by November 30, 1999 is $382,617 in notes payable together with other current liabilities of $693,916. Further, as of November 30, 1998, the Company had over 75 times as many current liabilities as it had current assets. In the event that the Company is not able to generate sufficient cash resources to pay these and other current liabilities on or before their due date, the Company will likely incur substantial additional costs and expenses and otherwise risk whatever claims creditors may assert against the Company in connection with any default thereby, which may result in shareholders losing all or substantially all of their investment.

<PAGE 04>

5. NEED FOR ADDITIONAL FINANCING & LACK OF UNDERWRITING COMMITMENT. The Company's management recognizes that the Company needs to obtain additional external financing from the sale of the Company's debt, common stock, or preferred stock in order to support the Company and otherwise meet the Company's growing financial obligations. While the Company may attempt to obtain a commitment from an underwriter for a private placement or public offering of the Company's securities, there can be no guarantee that the Company will be successful. If the Company is not successful, the Company may suffer additional and continuing financial difficulties with consequent loss to shareholders.

6. NEGATIVE WORKING CAPITAL & NEGATIVE CASH FLOW. As of November 30, 1998, the Company had Total Current Liabilities of $1,076,533 and Total Current Assets of $14,310 with the result that the Company had negative working capital of ($1,062,223) as Total Current Liabilities exceeded
Total Current Assets by that amount. While the Company's management continues to seek additional financing for the Company and its subsidiary to complete its business plan, there can be no assurance that the Company will obtain any additional financing or, if it is obtained, that it can be obtained on terms reasonable in view of the Company's current circumstances. In addition, the Company has experienced negative cash flow for the 1997 and 1998 fiscal years.

7. POTENTIAL DILUTION. Funding of the Company's proposed business plan would result in substantial and on-going dilution of the Company's existing stockholders. During 1998, the Company issued 11,213,027 additional shares of its common stock in connection with its operations while incurring continuing and ever-increasing financial losses. While there can be no guarantee that the Company will be successful in raising additional capital, if the Company is successful in obtaining any additional capital, existing stockholders will incur substantial dilution.

8. INDEBTEDNESS. The Company's previous indebtedness of $150,000 to a former officer of the Company, Robert H. Goldsmith, was partially exchanged for equity as of October 1998. In addition, the Company had over $1,076,533 in other liabilities all due and payable on or before November 30, 1999. In the event that the Company is not able to generate additional cash from the sale of the Company's securities or otherwise obtain funds, the Company may default on obligations to creditors with the result that shareholders may lose all or substantially all of their investment. (See Item 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.)

9. GOVERNMENT REGULATION. The Company's present and proposed activities are subject to regulation by numerous governmental authorities in the United States and other countries. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company. The Company's research, testing, preclinical development, clinical trials, manufacturing, and marketing of its proposed therapeutic products is subject to extensive and ever-changing regulation by numerous governmental authoritiesin the United States and other countries. Clinical trials, manufacturing, and marketing of products in the US will be subject to the rigorous testing and approval processes of the US Food and Drug Administration (the "FDA") and by comparable regulatory authorities in foreign countries. The testing and regulatory approval process will likely take several years and require the expenditure of substantial resources. Any testing of the Company's proposed products might not support the safety and efficacy of the Company's products. There can be no assurance that the Company will gain any regulatory approvals for the Company's proposed products or, if such approvals are obtained that such approvals may be limited and far narrower than those sought by the Company. To the extent that the above information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions currently in effect. Any change in applicable law or regulation may have a material effect on the business and prospect of the Company.

<PAGE 05>

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

11. LIMITED MANAGEMENT. The Company currently has three full time officersand one part-time person. The Company's limited cash flow and financial resources do not allow the Company to increase or add to the Company's management and there can be no guarantee that the Company's cash flow and financial resources will increase in the near future. As a result, the Company continues to rely upon consultants and others for a large part of its operations and the research and development work.

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

15. POSSIBLE RULE 144 STOCK SALES. As of November 30, 1998, the Company had shares of the Company's outstanding Common Stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least one year are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

16. POSSIBLE STOCK SALES - REGULATION S & FORM S-8 REGISTRATION STATEMENT. The Company has periodically issued shares to non-US. citizens under Regulation S. In addition, the Company has utilized the services of consultants and, in this connection; the Company has issued shares of the Company's Common Stock and registered these shares for sale on Form S-8. The shares issued under Regulation S become freely tradable one year after issuance. The shares registered on Form S-8 are immediately freely tradable. As a result, the Company's issuance of shares pursuant to Regulation S and Form S-8 likely depresses the market price of the Company's Common Stock. While the Company's management intends to carefully evaluate the need to issue shares of the Company's Common Stock on this basis, the Company's meager financial resources will likely prevent the Company from limiting its use of Regulation S and Form S-8, with the result that the market price of Company's Common Stock will likely be depressed by registration and sale of shares on an on-going basis.

<PAGE 06>

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

The Commission has recently adopted regulations under such Act which define a penny stock to be any NASDAQ or non-NASDAQ equity security that has a marketprice or exercise price of less than $5.00 per share and allow for the enforcement against violators of the proposed rules. In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving a penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale.

Disclosure also must be made about commissions payable to both the broker/ dealer and the registered representative, current quotations for the securities, and, if the broker/dealer is the sole market maker, the broker/ dealer must disclose this fact and its control over the market.

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

Finally, all NASDAQ securities are exempt if NASDAQ raised its requirements for continued listing so that any issuer with less than $2,000,000 in net tangible assets or stockholder's equity would be subject to delisting. These criteria are more stringent than the proposed increase in NASDAQ's maintenance requirements. The Company's securities are subject to the above rules on penny stocks and the market liquidity for the Company's securities could be severely affected by limiting the ability of broker/ dealers to sell the Company's securities.

18. COMPETITION. The Company is engaged in businesses characterized by extensive research efforts, rapid technological change, and intense competition. Vitagen, Hemocleanse, Excorp and one German firm are the 4 most noteworthy of the competitors in various stages of development. However there is no live-cell artificial liver device available on the US market. The Company believes it has significant advantages in methodology and mechanical structure which provide significant cost and other advantages over competitive technologies. The Company's device will be among those, which most closely replicate human liver functions, not just a blood-cleaning device. Competition can be expected to increase as technological advances are made and commercial applications broaden. The industries in which the Company seeks to compete are characterized by substantial competition involving biotechnology and major bio-pharmaceutical, chemical and biological testing companies. Many of the Company's existing and potential competitors have substantially greater financial, research and development, clinical, regulatory, marketing and production resources than those of the Company and

<PAGE 07>

may be better equipped than the Company to develop, manufacture and market competitive therapeutic products or testing services. These companies may develop and introduce products and services competitive with, superior to, or less costly than those of the Company, thereby rendering some of the Company's technologies and products and services under development less competitive or obsolete. There are established companies and firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company may continue to be at significant competitive disadvantage vis-a-vis the Company's competitors. Competitors or potential competitors of the Company have filed applications for, or have been issued, certain patents, and may obtain additional patents and proprietary rights, relating to technologies competitive with those of the Company. Accordingly, there can be no assurance that the Company's patent applications will result in patents being issued or that, if issued, such patents will provide protection against competitive technology that circumvents such patents or will be held valid by a court of competent jurisdiction; nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent. Furthermore, there can be no assurance that licenses that might be required for the Company's processes or products would be available on reasonable terms, if at all. The Company also intends to rely upon unpatented trade secrets, know-how and continuing technological innovation to develop and maintain its competitive position. No assurance can be given that others will not independently develop substantially equivalent proprietary information and technology, or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to its unpatented trade secrets.

19. Patents and Proprietary Technology. Any proprietary protection that the Company can obtain and maintain will be important to its proposed business. A patent application is presently pending on the process utilized by the SYBIOL (R) artificial liver device under the Patent Cooperative Treaty Protection in 15 countries. The SYBIOL (R) mark is registered in the United States Patent and Trademark Office, number 2,048,080. The patent positions of bio-pharmaceutical and biotechnology firms, as well as academic and other research institutions, are uncertain and involve complex legal and factual questions. Accordingly, no firm predictions can be made regarding the bio-pharmaceutical and biotechnology patents or whether the Company will have the financial resources to aggressively protect its rights.

20. Therapeutic Products. The Company's products will be subject to regulation in the US by the Food and Drug Administration ("FDA") and by comparable regulatory authorities in foreign jurisdictions. The products produced will be classified as "biologics" regulated under the Public Health Service Act and the Federal Food, Drug and Cosmetic Act. Development of a therapeutic product for human use is a multi-step process. First, animal or in vitro testing must establish the potential safety and efficacy of the experimental product in a given disease. Once the product has been found to be reasonably safe and potentially efficacious in animals, suggesting that human testing would be appropriate, an Investigational New Drug ("IND") application is submitted to the FDA. FDA approval is necessary before commencing clinical investigations. That approval may, in some circumstances, involve substantial delays.

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

<PAGE 08>

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

RESEARCH AGREEMENTS FOR SYBIOL (R) DEVELOPMENT

A. LOYOLA UNIVERSITY MEDICAL CENTER, CHICAGO

US research on the efficacy of the SYBIOL (R) device is being conducted at Loyola University Medical Center, Chicago, IL, by a team of bioartificial liver researchers including John. Brems, MD, FACS, Chairman of Xenogenics' Scientific Advisory Board, James Filkins, Ph.D., and Professor David Van Thiel, MD, FACP, also Xenogenics Scientific Advisory Board members and noted hepatological experts. Dr. Filkins is a full time contract employee of the company's Xenogenics Corporation subsidiary and is the Chief Scientist.

B. UNIVERSITY OF PADOVA, PADOVA ITALY

Giovanni Ambrosino, MD, Head of the Bioartificial Liver Program of the First Department of Surgery and Liver Transplant Unit of the University of Padova, Italy, in cooperation with Loyola is conducting animal testing in Italy of Xenogenics' SYBIOL (R) bioartificial liver support technology. This research is under the auspices of the Xenogenics Scientific Advisory Board. Research in Padova, will include cell life extension and other research arenas complementary to the US efforts and is expected to progress swiftly from animal trials to human trials.

                  Item 2. DESCRIPTION OF PROPERTY

EXTEN

     SAN DIEGO LEASE. Exten leases approximately 1,237 square feet of space, at $1052 per month, in an office building at 9625 Black Mountain Road, Suite 218 in San Diego, CA. Exten's lease continues to run from month to month. The Company believes these facilities are adequate for the near future.

     ARIZONA. As of November 30, 1998, the Company owned 236 undeveloped lots in the Grand Canyon Development in Valle, Arizona, approximately 70 miles south of the Grand Canyon. This property is currently for sale.

XENOGENICS

During the fiscal year ending November 30, 1998, Xenogenics was provided offices and clerical services by its parent, Exten, and did not have separate offices.

In April 1997, the Company contributed all of the Sybiol assets and liver technology in exchange for the Xenogenics assumption of certain of the outstanding debt of the Company, cash and 1.5 million shares of Common Stock.

                       Item 3. LEGAL PROCEEDINGS

February 9, 1998 the law firm of Meisenheimer and Herron filed a lawsuit against the Company to recover $4,519.16 in legal fees. The Company contested these fees via the San Diego County Bar Association fee arbitration procedure and lost.

There was no other pending legal proceedings involving the Company.

      Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No meeting of the Company's shareholders was held and no matters were submitted to a vote of the shareholders during the 1998 fiscal year.

<PAGE 09>

                             PART II

          Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                    AND RELATED STOCKHOLDER MATTERS

From June 14, 1994 to the present, the Company's Common Stock has traded OTC on the Electronic Bulletin Board.

The table below shows closing sales prices for Exten Common Stock.

     CALENDAR YEAR ENDED DECEMBER 31,    HIGH      LOW
                         1997
     First quarter                       .06       .04
     Second quarter                      .06       .04
     Third quarter                       .06       .04
     Fourth quarter                      .12       .04

                         1998
     First quarter                       .08       .04
     Second quarter                      .14       .05
     Third quarter                       .06       .03
     Fourth quarter                      .06       .03

The quotations reflect inter-dealer prices, without retail mark-ups, markdown or commission and may not represent actual transactions or a liquid trading market.

No cash dividends have been paid on Exten Common Stock for the 1998 and 1997 fiscal years and no change of this policy is under consideration by the Board of Directors.

The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements, and condition, opportunities for reinvesting earnings, business conditions, and other factors. The number of shareholders of the Company's Common Stock on November 30, 1998 was approximately 3,000. There are otherwise no restrictions on the payment of dividends.

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

On June 15, 1998, the Company issued 400,000 shares of its common Stock ($.001 par value) (the "Shares") in a private transaction pursuant to an exemption from registration available under section 4(a) of the Securities Act of 1933. These shares were sold to a former officer of the Company in connection with the settlement of a previous dispute involving non-payment of a note issued by the Company. These Shares were sold by the Company without the assistance of any underwriter or broker-dealer at a price of six cents ($.06) each which resulted in the Company receiving no proceeds before legal, accounting and related offering costs; however the company did receive the benefit of debt relief in the amount of $24,000.

<PAGE 10>

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL
     The Company's only business in Fiscal 1998 was the research and development of the proprietary liver support technology. Dr. John Brems, Chairman of the Company's Scientific Advisory Board, oversees Loyola University's liver transplant program and has established an artificial liver research program focusing on the Company's technology. He has recruited a team of many of the world's foremost liver doctors and scientists to Loyola. The Scientific Advisory Board members added in 1998 include Dr. Donald Cramer, BS, DVM, and Ph.D., director of the Transplantation Biology Research Laboratory at St. Vincent Medical Center in Los Angeles; and Dr. Jim Filkins, Professor Emeritus of Physiology and Surgery at Loyola University Stritch School of Medicine in Chicago, a noted researcher in hepatic TNF production and cellular and molecular physiology and author of hundreds of articles and abstracts. Dr. David Van Thiel, MD Director of Liver Transplantation at Loyola; Amy Friedman, MD, Chief, Liver Transplantation, Yale-New Haven Hospital; and Kurt Gehlsen, Ph. D., former CEO of Trauma Products, also serve on the Scientific Advisory Board. Previous members Dr. Daniel Salomon and Dr. Ishitani left the board due to career changes and possible conflict of interest.

OUTLOOK

     The Company continues to seek financing for its subsidiary, Xenogenics Corporation. In order to resolve its continuing financing difficulties, the Company is exploring various opportunities to obtain additional means of financing, including mergers, acquisitions or other business combinations and alliances.

     The Company has identified several business entities, which present possibilities for alliance, acquisition or merger. The Company's plans are in the preliminary discussion stage; the company currently has no immediate projects and is not engaged in negotiations with respect to any such alliance or acquisition.

RESULTS OF OPERATIONS

FISCAL 1998 VERSUS FISCAL 1997

     During the years ended November 30, 1998 ("Fiscal 1998") and
November 30, 1997 ("Fiscal 1997") the Company recorded no revenues. The Company does not anticipate generating any significant revenues in the near future.

     During Fiscal 1998, the Company incurred $223,879 in Consulting Fees, due to the Company's continued use of professional services from outside the Company. This amount compares to $115,232 in Consulting Fees incurred in Fiscal 1997. The Company increased its use of outside consultants significantly during Fiscal 1998 for services ranging from financing to administrative functions.

     During Fiscal 1998, the Company also incurred $461,879 in General and Administrative Expenses. This amount compares to $226,154 incurred in Fiscal 1997. The Company's management continues its efforts to control costs, however the activities of the subsidiary require additional costs to conduct its business.

     Fiscal 1998 research and development costs were $286,518 while the Company did not incur any research and development costs during Fiscal 1997. The increase in research and development costs during Fiscal 1998 reflected the Company's beginning its pre-clinical trials with respect to the Sybiol technology. The Company will continue its research and development with Loyola during Fiscal 1999.

     As a result, Operating Expenses in Fiscal 1998 were $972,459 compared to Operating Expenses of $376,600 in Fiscal 1997. This resulted in the Company recording a Loss from Operations of ($972,459) in Fiscal 1998 compared to a Loss from Operations of ($376,600) in Fiscal 1997.

     For Fiscal 1998, the Company recorded interest expense of $24,254 compared to $31,234 during Fiscal 1997.

     In Fiscal 1997, the Company recorded an extraordinary gain of $303,000 in connection with the satisfaction of certain indebtedness. This compares to ($620) in extraordinary losses recognized in Fiscal 1998 resulting from similar reductions of certain indebtedness.

     As a result, the Company recorded a Net Loss of ($997,333) in Fiscal 1998 compared to a Net Loss of ($104,834) in Fiscal 1997, a decrease of nearly 951%. Fiscal 1998 Basic Loss Per Common Share was ($0.02) compared to ($0.00) for the same period during Fiscal 1997.

<PAGE 11>

LIQUIDITY AND CAPITAL RESOURCES - THE COMPANY

     The Company continues to effect transactions that reduce its liabilities and cash requirements, and raise capital. The Company has negotiated with certain vendors and creditors to settle its liabilities. During Fiscal 1997 and 1998, the Company took additional steps to control expenses and in October of 1998 settled a debt to a former officer, Robert H. Goldsmith by a debt to equity exchange for shares of restricted stock, 400,000 up front and additional shares to be issued. This served to reduce prior debt and otherwise permit management to focus its energies on the Company's proposed business.

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

     The Company continues to pay directors fees, consulting fees, and in some cases, legal fees through the issuance of the Company's Common Stock with the subsequent registration of the shares so issued on Form S-8. The Company has been forced to take these steps to conserve the Company's cash and liquid resources.

YEAR 2000 COMPLIANCE; YEAR 2000 READINESS DISCLOSURE

     To the fullest extent permitted by law, the following discussion is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act 105 P.L. 271.

     BACKGROUND

     Many of the world's computer systems and programs currently record years in a two-digit format. Such computer systems or programs that have date-sensitive software or hardware may recognize a date using "00" as the year 1900 rather than the year 2000, and therefore, may be unable to recognize, interpret or use dates in and beyond the year 1999 correctly. Because the activities of many businesses are affected by dates or are date-related, the inability of these systems or programs to use such date information correctly could result in system failures or disruptions and lead to disruptions of business operations in the United States and internationally (the "Year 2000 Problem").

     ASSESSING THE IMPACT OF THE YEAR 2000 PROBLEM ON THE COMPANY'S
     OPERATIONS

     The Company does not rely heavily on computers and computing operations in its business. There are no computers or date-sensitive components in the Company's devices. Based on a review of its computer systems and programs, the Company has determined that they are in compliance with the requirements of the Year 2000. In addition, the Company's key vendors, including Continental Stock Transfer, our transfer agent; as well as our Accountant and Legal Counsel, have indicated to us that they are Year 2000 compliant. The Year 2000 problem, however, is pervasive and complex, as virtually every computer operation will be affected in some way by the rollover of the two-digit year to 00.
Failure of any of the Company's vendors to adequately address this issue could result in a substantial interruption of the Company's normal plan of operation and business affairs, and could result in significant losses from operations. Although the Company could incur substantial costs in connection with the failure of third-party computing systems and software, such costs are not sufficiently certain to estimate at this time.

     CONTINGENCY PLANNING

     The Company has not developed any plan to address potential contingencies arising from the inability of its present or future vendors to become Year 2000 compliant in a timely manner. Consequently, no assurance can be given that the potential failure of third-party systems will not increase the Company's operating costs or create uncertainties that may have an adverse effect on the Company's operating results or financial condition.

<PAGE 12>

                      Item 7. FINANCIAL STATEMENTS

The full text of the Company's audited consolidated financial statements for the fiscal years ended November 30, 1998 and 1997 begins on page F-1 of this Report.

          Item 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                               PART III

   Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Executive Officers of the Company as of November 30, 1998 were:

Name               Age      Position                             Date elected
----               ---      --------                             ------------
W. Gerald Newmin   61       Chairman, CEO, Secretary & Director    12-01-95

Jerry G. Simek     55       President & Director                   03-20-98

Farrest Loper      61       Director                               06-16-98


     MR. W. GERALD NEWMIN was retained as a consultant to the Board of Directors of the Company in June 1995. Mr. Newmin was elected Acting Secretary of the Corporation on July 13, 1995. On December 1, 1995, Mr. Newmin was elected Chairman, Chief Executive Officer, and President of the Company. Mr. Newmin is a principal of Newmin & Associates, specializing in mergers and acquisitions and the operational management of troubled companies. Mr. Newmin currently serves on the Board of Directors and is an investor in four companies, one of which, SYS, is a publicly traded defense systems company in San Diego, California (OTC) on the Electronic Bulletin Board. In October 1998, Mr. Newmin was elected CEO of SYS. Mr. Newmin is past Chairman of the Board of the International Forum of Corporate Directors, a non-profit organization which promotes corporate governance, and which is composed of over 130 Board members from California companies. From 1984 to 1987, Mr. Newmin was President of HealthAmerica Corporation, at the time the nation's largest publicly held HMO management company. From 1977 to 1984, Newmin was President of International Silver Company, a diversified multi-national manufacturing company that he restructured. From 1973 to 1977, Mr. Newmin was Vice President and Western Regional Director for American Medicorp, Inc., responsible for the management of 23 acute care hospitals located throughout the Western United States. From 1962 to 1973, Mr. Newmin was instrumental in Whittaker Corporation's entry into both the United States and International health care markets. At Whittaker, Mr. Newmin held various senior executive positions, including Chief Executive Officer of Whittaker's Production Steel Company, Whittaker Textiles Corporation, Bertram Yacht Corporation, Narmco Materials Corporation, and Anson Automotive Corporation. Mr. Newmin holds a Bachelor's degree in Accounting from Michigan State University.


<PAGE 13>

     MR. JERRY SIMEK was elected to the Board of Directors on March 20,1998. He was appointed President, COO and Treasurer of Exten Industries Inc. on June 16, 1998. Mr. Simek has been President of JGS Management Group since 1984, specializing in strategic planning, financial management, business/ corporate development and international business. He has successfully directed and implemented company reorganizations, refinancing programs, company turnarounds, plus market development, acquisition and divestiture programs. Simek was recently President of a San Diego public medical electronics manufacturing company and facilitated its turnaround and funding. Simek has over thirty years of management experience with major multinational companies in the medical, energy, electronics and aerospace industries including Baxter and Johnson & Johnson. He has facilitated raising capital in public, private and start-up ventures;
has identified and established joint venture transatlantic manufacturing, trading company and joint licensing programs; plus established and implemented multimillion dollar project management and manufacturing expansion programs. Mr. Simek has been a Director and/or Management
Advisor for other public and private companies in both the US and UK.
He has a BS from Illinois Institute of Technology and MBA from Pepperdine University.

     MR. FARREST LOPER was elected to the Board of Directors June 1998.
For the past eight years Mr. Loper has been President of Loper & Associates, a firm providing executive strategic management services to distribution, manufacturing and service firms, specializing in turnarounds and growth acceleration. The firm also consults to capital-providing firms, providing business valuation and due diligence services. As President of Loper & Associates, Mr. Loper has served as President and CEO of T-Systems International, Stripping Technologies, and Ponsor Corporation. In the early 90's, Mr. Loper was Vice President/GM of Wavetek's San Diego Operations, and President of AiResearch Tucson, an Allied Signal aerospace company. For the prior fourteen years he held senior executive engineering, manufacturing and marketing posts with Honeywell, during which he was involved with developing bio-medical instrumentation such as cardiac catheterization and patient monitoring systems. Mr. Loper's education includes an MBA update at Harvard Business School and a Master of Science in Engineering Administration from the University of South Florida. He has served on non-profit and corporate boards in the US. Mexico, Europe and Australia. He is an adjunct professor for MBA courses in Strategic Management at National University and the University of Phoenix.

     MR. WILLIAM R. HOELSCHER, who was elected a Director on October 25, 1994, passed away in June of 1998.

<PAGE 14>

                    Item 10. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation received for the fiscal years ended November 30, 1998, 1997 and 1996 for services rendered to the Company in all capacities by the Company's Chief Executive Officers and other highly compensated executive officers.

                      SUMMARY COMPENSATION TABLE

                          Annual Cash Compensation         Long Term Compensation
                         ---------------------------  -------------------------------
                                                             Awards           Payouts
                                                      ----------------------  -------
                                                      Restricted  Securities
                                        Other Annual    Stock     Underlying   LTIP      All Other
Name and principal       Salary  Bonus  Compensation   Award(s)    Options/   Payouts   Compensation
position            Year  ($)     ($)        ($)         ($)       SARs (#)     ($)         ($)
----------------------------------------------------------------------------------------------------
W. Gerald Newmin,   1998   0       0          0           0            0         0      $187,351 (2)
Chairman, CEO,      1997   0       0          0           0            0         0      $ 52,000 (2)
Secretary and       1996   0       0    $162,500 (1)      0            0         0           0
Director
----------------------------------------------------------------------------------------------------
Jerry Simek,        1998   0       0          0           0            0         0      $ 54,840 (2)
President, COO,     1997   0       0          0           0            0         0           0
Treasurer and       1996   0       0          0           0            0         0           0
Director
----------------------------------------------------------------------------------------------------
James Considine,    1998   0       0          0           0            0         0      $ 59,500 (2)
President of        1997   0       0          0           0            0         0           0
Xenogenics          1996   0       0          0           0            0         0           0
----------------------------------------------------------------------------------------------------

(1) The Company issued a $162,500 secured promissory note (the "Note") to Mr. Newmin for services rendered as the Company's President during the fiscal year ending November 30, 1996 and as a prepayment (of $12,500) for services to be rendered in the month of December 1996. That note was replaced in 1997 by a new note in the amount of $168,545 (including principal and accrued interest), that was issued by Xenogenics. The new note carries an interest rate at the Wall Street Journal prime rate, matures on June 1, 1999 and is convertible into 168,545 shares of Xenogenics common stock. The note is secured by Xenogenics patent applications, licenses, technologies, agreements, inventory, machines, office furniture, and all other Company assets.
(2) Represents the fair market value of stock paid in lieu of cash based on the closing market price on the date of receipt.


2. OTHER NON-CASH COMPENSATION

     Directors of the Company who are also employees do not receive cash compensation for their services as directors or members of committees of the Board of Directors, but may be reimbursed for their reasonable expenses incurred in connections with attending meetings of the Board of Directors or management committees.

3. STOCK OPTION GRANTS

     The following table sets forth information concerning stock options granted to date in 1998 to each member of the Board of Directors and Executive Officers, and members of the Company's Scientific Advisory Board:

   INDIVIDUAL GRANTS

                                     Percent of        Exercise
                        Number of    Total Options     Price or
                        Securities   Granted to        Base
                        Underlying   Employees         Price       Exercise
     Name                Options     During the Year   (S/Share)      Date
----------------------  ----------   ---------------   ---------   ---------
Jim Filkins, MD           60,000        50%              $0.10      01-25-01
David H. Van Thiel, MD    60,000        50%              $0.10      12-23-01

<PAGE 15>

  Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of February 26, 1999, the Company's Directors, Officers and over
5% shareholders held beneficially the following shares of Common Stock or of beneficial interest. Numbers of shares have been adjusted for 1:7 reverse split effective August 31, 1990 and the reverse split of 1:2 August 10, 1991 and a reverse split of 1:10 on November 30, 1992.

Name                       Title                Common Shares    % Class (1)
----------------------------------------------------------------------------
W. Gerald Newmin (2)       President, CEO,
                           Chairman & Secretary   6,075,114         12.56%
William R. Hoelscher (3)   Director & Treasurer
                           (now deceased)         2,493,000          5.16%
Jerry G. Simek             Director and COO       1,337,250          2.77%
Farrest Loper              Director                  24,000          0.05%
James Considine            Pres. of Xenogenics    1,608,548          3.33%
----------------------------------------------------------------------------
All Officers and
  Directors as a Group (5 persons)               11,537,912         23.87%


Footnotes:

(1) Based on 48,349,669 shares of the Company's Common Stock outstanding as of March 1, 1999, and stock option shares currently executable by officers, directors, and affiliates within 60 days of March 1, 1999, without including the effect of any other stock options.

(2) Includes 959,011 shares beneficially controlled by Mr. Gerald Newmin.

(3) Includes 172,000 shares and 1,600,000 shares underlying options granted Electrical & Technical Consulting, a company partially owned by the estate of William R. Hoelscher, a deceased Director of the Company. Options to purchase 800,000 shares are exercisable at $.10 per share, and options to exercise the remaining 800,000 are exercisable as $.06 per share. All options expire on 11-13-00. There is no provision in the grant for any extension of the exercise period beyond the expiration date shown above.

<PAGE 16>

         Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On November 30, 1996, the Company's Board of Directors approved the issuance of a $162,500 secured promissory note (the "Note") to the Company's President, W. Gerald Newmin, in lieu of any other compensation for services rendered during the fiscal year ending November 30, 1996 and as a prepayment (of $12,500) for the month of December 1996. The Note carries an interest rate of 7%, matures on demand or before November 30, 1997. The Note is secured by the Company's patent applications, licenses, technologies, agreements, inventory, machines, office furniture, and all other Company assets. On June 1, 1997, a new note in the amount of $168,545, including principal and accrued interest, was issued by the Company's Xenogenics subsidiary to replace the above note. The new note carries an interest rate at the Wall Street prime rate, matures June 1, 1999 and is convertible into 168,545 shares of Xenogenics common stock. Xenogenics patent applic-ations, licenses, technologies, agreements, inventory, machines, office furniture, and all other Company assets secure the Note.

     No current Officer or Director of the Company has been indebted to the Company or any of its subsidiaries in an amount in excess of $60,000.

     In connection with the formation and private placement of the company's subsidiary, Xenogenics Corp., the following transpired: Xenogenics assumed a promissory note in the amount of $162,500, plus accrued interest of $6,045 owing to Mr. Newmin in connection with the transfer of the SYBIOL (R) patents, trademarks, licenses and assets from Exten. This note matured November 30, 1997 and was payable interest only at 7% per annum until maturity and was convertible into common stock of Xenogenics at $1.00 per share over its term. In addition, the holder was granted an option to purchase additional 162,500 shares of common stock at $1.00 per share over a three-year period. The note was secured by a security interest in the Sybiol patents, trademarks, tech-nology and assets. This note was replaced by a new note dated June 1, 1997 which contains similar terms and conditions, and matures on June 1, 1999.

     An unrelated party loaned Xenogenics $145,000 under a two year promissory note in June 1997, that is payable interest only and is convertible into common stock under a formula ranging from $2.00 to $3.00 per share. In addition, the unrelated party was granted an option to purchase 145,000 shares of common stock of Xenogenics at $1.00 per share over a three-year period. The note is also secured by a security interest. During the year ending November 30, 1998, the same unrelated party loaned Xenogenics an additional $50,000, for which an additional note with the same terms and conditions was issued to said party. Additionally, two directors of Xenogenics were granted stock options in June, 1997, to purchase 50,000 shares of Xenogenics common stock at $1.00 per share over a five-year period.

     The Company entered into a Settlement and Mutual Release Agreement with the former President of the Company on September 7, 1998. Under the terms of this agreement the company issued 400,000 shares of its Common Stock and agreed to issue additional shares should the price not achieve certain levels during the period December 1, 1998 to January 31, 1999. Since the price of the Company's Common Stock did not achieve the agreed upon price levels, the Company is obligated to issue up to an additional 3.6 million shares of its Common Stock.

             Item 13. EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K                Item Reported

1.) On March 21, 1998, the Company filed Form 8-K to report the Company's agreement with Loyola University to provide research activities with its subsidiary, Xenogenics, Inc.

2) June 30, 1998 the Company filed Form 8-K to report the election of Farrest Loper to the Board of Directors and the election of Jerry G. Simek to President and COO of the Company.

EXHIBITS

None

<PAGE 17>



                EXTEN INDUSTRIES, INC. AND SUBSIDIARY
              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                       PAGE
                                                                      ------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                              F - 2

CONSOLIDATED BALANCE SHEET
  NOVEMBER 30, 1998                                                   F - 3

CONSOLIDATED STATEMENTS OF OPERATIONS
  YEARS ENDED NOVEMBER 30, 1998 AND 1997                              F - 4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
  YEARS ENDED NOVEMBER 30, 1998 AND 1997                              F - 5

CONSOLIDATED STATEMENTS OF CASH FLOWS
  YEARS ENDED NOVEMBER 30, 1998 AND 1997                              F - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F - 7/14


                               *      *      *

<PAGE F - 01>

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Exten Industries, Inc.

We have audited the accompanying consolidated balance sheet of Exten Industries, Inc. and Subsidiary as of November 30, 1998, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended November 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exten Industries, Inc. and Subsidiary as of November 30, 1998, and their results of operations and cash flows for the years ended November 30, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has sustained recurring losses and negative cash flows for several years and it had a working capital deficiency and was in default under the terms of one of its loan agreements at November 30, 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


                                       J. H. COHN LLP

San Diego, California
March 2, 1999

<PAGE F - 02>

                         CONSOLIDATED BALANCE SHEET
                             NOVEMBER 30, 1998


                          ASSETS

Current assets - cash                                           $     14,310

Real estate held for sale                                             47,200
Patent costs and other intangibles                                    38,667
Equipment, net of accumulated depreciation of $183                     1,650
                                                                ------------
          Total assets                                          $    101,827
                                                                ============


         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
     Accounts payable                                           $     64,870
     Accrued expenses to be satisfied by
          the issuance of common stock                               177,720
     Other accrued expenses                                          413,337
     Advances from stockholder                                        37,989
     Notes payable                                                   382,617
                                                                ------------
          Total current liabilities                                1,076,533

Noncurrent notes payable                                              15,000
                                                                ------------
          Total liabilities                                        1,091,533
                                                                ------------

Minority interest in subsidiary                                          863
                                                                ------------

Stockholders' deficiency:
     Common stock, par value $.01 per share; 50,000,000 shares
          authorized; 48,349,669 shares issued and outstanding       483,496
     Additional paid-in capital                                    9,612,087
     Accumulated deficit                                         (11,086,152)
                                                                ------------
          Total stockholders' deficiency                            (990,569)
                                                                ------------

          Total liabilities and stockholders' deficiency        $    101,827
                                                                ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

<PAGE F - 03>


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED NOVEMBER 30, 1998 AND 1997


                                                       1998           1997
                                                    ----------     ----------
Operating expenses:
     Consulting fees                                $  223,879     $  115,232
     Research costs                                    286,518           -
     General and administrative                        461,879        226,154
     Depreciation and amortization                         183         35,214
                                                    ----------     ----------
          Totals                                       972,459        376,600
                                                    ----------     ----------

Loss from operations                                  (972,459)      (376,600)

Other expenses - interest                              (24,254)       (31,234)
                                                    ----------     ----------

Loss before extraordinary item                        (996,713)      (407,834)

Extraordinary item - net gain (loss)
     on extinguishments of debt                           (620)       303,000
                                                    ----------     ----------

Net loss                                            $ (997,333)    $ (104,834)
                                                    ==========     ==========

Basic net income (loss) per common share:
     Loss before extraordinary item                 $    (.02)     $    (.01)
Extraordinary item                                        -              .01
                                                    ----------     ----------

Net loss                                            $    (.02)     $     -
                                                    ==========     ==========

Weighted average number of common shares
     outstanding                                    41,549,599     31,846,403
                                                    ==========     ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

<PAGE F - 04>


              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                     YEARS ENDED NOVEMBER 30, 1998 AND 1997


                                                  Common Stock       Additional    Receivable                     Stock-
                                            -----------------------    Paid-in     from Sales    Accumulated     holders'
                                             Shares        Amount      Capital      of Stock       Deficit      Deficiency
                                           ----------   ----------   -----------   -----------   ------------   -----------
Balance, December 1, 1996                  29,762,432   $  297,624   $ 8,799,993                 $ (9,983,985)  $  (886,368)

Issuance of stock                             120,000        1,200         4,800                                      6,000

Issuance of stock for services              4,003,988       40,040       163,692                                    203,732

Issuance of stock under agreement for
  settlement of accounts payable              750,000        7,500        22,500                                     30,000

Issuance of stock to officer for which
   payment was receivable at end of year    2,500,222       25,002       115,038   $  (140,040)

Net loss                                                                                             (104,834)     (104,834)
                                           ----------   ----------   -----------   -----------   ------------   -----------
Balance, November 30, 1997                 37,136,642      371,366     9,106,023      (140,040)   (10,088,819)     (751,470)

Issuance of stock                             625,000        6,250        18,750                                     25,000

Issuance of stock for services             10,040,027      100,400       410,777                                    511,177

Issuance of stock for settlements of
  accounts payable                             48,000          480         2,400                                      2,880

Issuance of stock for settlements of
  notes payable                               500,000        5,000        25,000                                     30,000

Effect of issuance of stock by
  subsidiary for consideration in excess
  of underlying book value                                                49,137                                     49,137

Services provided by officer to extinguish
     receivable from sale of stock                                                     140,040                      140,040

Net loss                                                                                             (997,333)     (997,333)
                                           ----------   ----------   -----------   -----------   ------------   -----------
Balance, November 30, 1998                 48,349,669     $483,496   $ 9,612,087   $      -      $(11,086,152)  $  (990,569)
                                           ==========   ==========   ===========   ===========   ============   ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

<PAGE F - 05>


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED NOVEMBER 30, 1998 AND 1997

                                                        1998           1997
                                                     ---------      ---------
Operating activities:
     Net loss                                        $(997,333)     $(104,834)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
     Common stock issued for services                  511,177        203,732
     Note payable issued for compensation                 -            15,133
       Depreciation and amortization                       183         35,214
     Gain (loss) on extinguishment of debt                 620       (303,000)
     Changes in operating assets and liabilities:
       Other current assets                               -            25,000
       Accounts payable                                  3,094        (29,240)
       Other accrued expenses                          301,540         98,956
                                                     ---------      ---------
          Net cash used in operating activities       (180,719)       (59,039)
                                                     ---------      ---------

Investing activities:
     Patent costs                                       (1,441)       (37,226)
       Purchases of equipment                           (1,833)          -
     Advances from stockholder                          37,989           -
                                                     ---------      ---------
          Net cash provided by (used in)
            investing activities                        34,715        (37,226)
                                                     ---------      ---------

Financing activities:
     Proceeds from notes and loans payable              80,000        145,000
     Payments of notes and loans payable                  -           (50,000)
     Proceeds from sales of stock                       25,000          6,000
     Proceeds from sales of stock by subsidiary         32,399           -
     Proceeds from subscriptions for purchase of
       common stock of subsidiary                         -            17,601
                                                     ---------      ---------
          Net cash provided by financing activities    137,399        118,601
                                                     ---------      ---------

Net increase (decrease) in cash                         (8,605)        22,336

Cash at beginning of year                               22,915            579
                                                     ---------      ---------

Cash at end of year                                  $  14,310      $  22,915
                                                     =========      =========
Supplementary disclosure of cash flow data:
     Interest paid                                   $  10,749      $  14,496
                                                     =========      =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

<PAGE F - 06>


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Business and summary of significant accounting policies:

BUSINESS:
Exten Industries, Inc. ("Exten") is a holding company that is in the business of developing, through its subsidiary, Xenogenics Corporation ("Xenogenics"), a synthetic bio-liver ("SYBIOL") technology. In 1993, the Company acquired all of the rights to the SYBIOL technology that had been developed under its contract with Cedars-Sinai Medical Center. The rights to the technology were transferred to Xenogenics when it was formed in 1997. A patent application was pending as of November 30, 1998 on the process utilized by the Company's SYBIOL device. The Company has applied for trademark protection for the SYBIOL trade name.

BASIS OF CONSOLIDATION:
The consolidated financial statements include the accounts of Exten and its subsidiary (together the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

IMPAIRMENT OF LONG-LIVED ASSETS:
In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"), impairment losses on real estate and other long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

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

<PAGE F - 07>


EARNINGS (LOSS) PER SHARE:
Effective November 30, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which replaced the presentation of "primary" and "fully-diluted" earnings
(loss) per common share required under previously promulgated accounting standards with the presentation of "basic" and "diluted" earnings (loss) per common share.

Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the numerator and denominator are adjusted to reflect the decrease in earnings per share or the increase in loss per share that could occur if securities or other contracts to issue common stock, such as stock options and convertible notes, were exercised or converted into common stock that then shared in the Company's earnings or loss.

The Company was required to compute primary and diluted loss per share amounts for 1998 and 1997 pursuant to SFAS 128. Since the Company and its subsidiary had losses applicable to common stock in 1998 and 1997, the assumed effects of the exercise of outstanding stock options and conversion of notes were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying consolidated statement of operations. In addition, the basic per share and weighted average share amounts presented in the accompanying 1997 consolidated statement of operations which were computed in accordance with SFAS 128 do not differ from those computed under previously promulgated accounting standards.

OTHER RECENT ACCOUNTING PRONOUNCEMENTS:
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") and Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), which could require the Company to make additional disclosures in its financial statements no later than for the year ending November 30, 1999. SFAS 130 defines comprehensive income, which includes items in addition to those reported in the statement of operations and requires disclosures about its components. SFAS 131 requires disclosures for each segment of a business and the determination of segments based on its internal management structure. Management believes that the adoption of SFAS 130 and SFAS 131 will not have a material impact on the Company's disclosures.

<PAGE F - 08>


The FASB had issued certain other pronouncements as of November 30, 1998 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements will affect any financial accounting measurements or disclosures the Company will be required to make.


Note 2 - Going concern matters:

The Company has incurred net losses for several years, including net losses of $997,333 in 1998 and $104,834 in 1997. Management does not expect the Company to generate significant revenues in the near future. At November 30, 1998, the Company's accumulated deficit and stockholders' deficiency were $11,086,152 and $990,569, respectively, and its current liabilities exceeded its current assets by $1,062,223. Additionally, even though the Company has been able to satisfy obligations for certain operating expenses by issuing shares of the Company's common stock, operating activities still generated negative cash flows aggregating $180,719 in 1998 and $59,039 in 1997. Furthermore, judgments and claims against the Company relating to loan guarantees, and amounts owed current and former suppliers continue to accumulate and it was in default under the terms of one of its loan agreements (see Note 5). These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

In order to continue as a going concern, develop and commercialize its technology and, ultimately, achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through sales of common stock, the proceeds of which would be used to perfect the Company's patent position in its SYBIOL technology and satisfy immediate operating needs; (2) continuing to use common stock to pay for consulting and professional services; (3) negotiating reductions in existing liabilities; and (4) selling nonproductive assets. In addition, management is continually seeking other potential joint venture partners or merger candidates that would provide financial, technical and/or marketing resources to enable the Company to realize the potential value of its technology. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

<PAGE F - 09>


Note 3 - Extinguishments of debt :

During 1998 and 1997, the Company extinguished debts that had carrying values more or less than the fair value of the consideration transferred to the creditors and realized gains and losses as shown below, which were classified, in accordance with generally accepted accounting principles, as extraordinary items in the accompanying consolidated statements of operations:

                                                      1998          1997
                                                  ----------     ----------

          Settlement of account payable (A)       $   30,000     $   20,000

          Settlement of note payable (B)             (30,620)          -

          Settlement of judgment (C)                                283,000
                                                  ----------     ----------
               Totals                             $     (620)    $  303,000
                                                  ==========     ==========

     (A) On October 21, 1997, the Company entered into an agreement with a creditor to settle an account payable with a balance of approximately $100,000 for total initial consideration of $50,000, comprised of a cash payment of $20,000, and the issuance of 750,000 shares of the Company's common stock with a market value of $30,000 or $.04 per share (see Note
     7). If the market value of the Company's common stock had not been at least $ .10 per share at any time during the period from October 27, 1997 through December 10, 1998, the creditor would have been entitled to file, without notification or objection from the Company, a stipulated judgment for a cash payment (the "Contingent Payment") equal to the lesser of (i) the excess of $75,000 over the market value of 750,000 shares as of that date, or (ii) $45,000. Accordingly, at November 30, 1997, the Company accrued a liability of $30,000 for the Contingent Payment equal to the excess of $75,000 over the market value of the 750,000 shares which was $45,000; it also recognized the extraordinary gain of $20,000 based on the excess of the balance of the account payable over the total of the initial consideration paid and the value of the Contingent Payment at year end. Since the market value of the Company's common stock reached
     $ .10 per share prior to November 30, 1998, the Company was not obligated to make any additional payments to the creditor. Accordingly, the Company reversed the Contingent Payment it had accrued as of November 30, 1997 and recognized an additional extraordinary gain of $30,000 in 1998.

     (B) Pursuant to an agreement dated September 7, 1998, the Company extinguished a note payable and accrued interest thereon with an aggregate carrying value of $171,100 by agreeing to issue a total of 3,590,664 shares of common stock to the creditor with a total fair value of $201,720. Accordingly, the Company recognized a loss on the extinguishment of debt of $30,620 in 1998. The Company issued 400,000 shares to the creditor in 1998 and, accordingly, the accompanying 1998 consolidated statement of stockholders' equity reflects a credit of $24,000 for the fair value of those shares. The Company will issue 3,190,664 shares to the creditor in 1999 and, accordingly, the accompanying consolidated balance sheet at November 30, 1998 reflects a liability of $177,720 for the fair value of those shares.

<PAGE F - 10>


     The Company also issued 100,000 shares with a fair value of $6,000 to another creditor during 1998 as a settlement of a portion of a note payable with an equivalent carrying value and, accordingly, the Company did not recognize any gain or loss. The accompanying 1998 consolidated statement of stockholders' equity also reflects a credit of $6,000 for the fair value of those shares.

     (C) In 1997, a judgment payable by the Company to a bank of $333,000, which arose from a prior settlement of a note payable, was settled and released through a cash payment of $50,000.


Note 4 - Real estate held for sale:

Real estate held for sale as of November 30, 1998 consisted of a parcel of undeveloped land near the Grand Canyon. The land was originally purchased in February 1992 for $1,654,000 and written down to its estimated fair market value of $47,200 in 1995.


Note 5 - Notes payable:

Notes payable at November 30, 1998 consisted of the following:

     Note payable to attorneys for professional services (A)       $    4,072

     Note payable to officer, with interest at the prime rate
       (8% at November 30, 1998), due on May 31, 1999 (B) (C)         168,545

     Notes payable to an unrelated party, with interest at the
       prime rate (8% at November 30, 1998),
       due on March 7, 1999 (D)                                       195,000

     Notes payable to unrelated parties (E):
       With interest at 10%, due on April 17, 1999                     15,000
       With interest at 8%, due on November 10, 2000                   15,000
                                                                   ----------
          Total                                                       397,617

       Less current portion                                           382,617
                                                                   ----------
       Noncurrent portion                                          $   15,000
                                                                   ==========

          (A)  In default at November 30, 1998.

          (B)  Interest on loans to related parties totaled
               $15,407 and $7,311 in 1998 and 1997, respectively.

          (C) Convertible into common shares of Xenogenics at $1.00 per share.

          (D) Convertible into common shares of Xenogenics at prices, based on a formula, ranging from $2.00 to $3.00 per share.

          (E) Convertible into common shares of Xenogenics at $1.875 per share.

     Advances from stockholder of $37,989 at November 30, 1998 were noninterest bearing and due on demand.

<PAGE F - 11>


Note 6 - Income taxes:

As of November 30, 1998, the Company had net operating loss carryforwards and other temporary differences arising primarily from the write-down of real estate totaling more than $10,000,000. The net operating loss carryforwards, before any limitations, expire on various dates through 2012. Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company has offset the deferred tax assets attributable to the potential benefits from the net operating loss carryforwards and the other temporary differences by an equivalent valuation allowance at November 30, 1998 as shown below:

               Deferred tax assets          $4,897,000
               Valuation allowance          (4,897,000)
                                            ----------
                    Net deferred tax asset  $     -
                                            ==========


Note 7 - Common stock:

NONCASH STOCK ISSUANCES BY THE COMPANY:
During 1997, the Company issued shares of common stock, which were valued at their fair market value at the date of issuance, in the following noncash transactions:

     * 4,003,988 shares, valued at $203,732, were issued for consulting services and directors' fees.

     * 750,000 shares, initially valued at $30,000, were issued in connection with an agreement for the settlement of an account payable (see Note 3).

     * 2,500,222 shares were issued to an officer for $140,040, all of which was receivable as of November 30, 1997.

During 1998, the Company issued shares of common stock, which were valued at their fair market value at the date of issuance, in the following noncash transactions:

     * 10,040,027 shares, valued at $511,177, were issued for consulting services and directors' fees.

     * 500,000 shares, valued at $30,000, were issued in connection with agreements for the settlement of notes payable (see Note 3).

     * 48,000 shares, valued at $2,880, were issued in connection with an agreement for the settlement of an account payable.

The receivable of $140,040 from the sale of shares to an officer in 1997 was extinguished through the provision of services with equivalent fair value which was a noncash transaction in 1998.

<PAGE F - 12>


STOCK OPTIONS GRANTED BY THE COMPANY:
The Company has granted options to purchase common stock to various individuals, officers and directors of the Company in return for various services rendered to the Company. Since the Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and the exercise price of all of the options granted in 1998 and 1997 was equal to or greater than fair value, no earned or unearned compensation cost was recognized in the accompanying consolidated financial statements for stock options granted by the Company or its subsidiary in 1998 and 1997. However, even if compensation cost had been computed based on the fair value at the grant date for all awards in 1998 and 1997 consistent with the provisions of SFAS 123 and recognized in the financial statements, the Company's net loss in 1998 and 1997, and the related per share amounts, would not have been materially different from the amounts reported in the accompanying 1998 and 1997 consolidated statement of operations.

Changes during the years ended November 30, 1998 and 1997 in common stock options outstanding for the Company were as follows:

                                            1998                  1997
                                    --------------------  --------------------
                                                Weighted              Weighted
                                      Shares     Average   Shares      Average
                                     or Price   Exercise   or Price   Exercise
                                    Per Share     Price   Per Share    Price
                                    ---------  ---------  ---------  ---------
     Options outstanding at
       beginning of year            2,420,000    $  .25   4,340,000    $  .26

     Options granted                   37,500    $  .04        -         -

     Options granted                  920,000    $  .10        -         -

     Options cancelled or expired  (1,400,000)   $  .35  (1,920,000)   $  .15
                                    ---------             ---------

     Options outstanding at
       end of year                  1,977,500    $  .10   2,420,000    $   25
                                    =========             =========

     Options price range
       at end of year              $.04 - $1.00          $.06 - $1.00
                                    ===========           ===========

     Exercisable at end of year     1,830,833             2,273,333
                                    =========             =========

<PAGE F - 13>


The following table summarizes information about stock options outstanding at November 30, 1998, all of which are at fixed prices:

                        Number of       Contractual        Number of
          Exercise       Options       Life of Options      Options
           Price       Outstanding       Outstanding      Exercisable
          --------     ---------        ----------        -----------

          $    .10       800,000          .9 years            800,000
          $    .06       800,000          .9 years            800,000
          $    .10       220,000         2.2 years             73,333
          $    .10        60,000         2.2 years             60,000
          $    .10        60,000         3.1 years             60,000
          $    .04        37,500         1.9 years             37,500
                       ---------                          -----------
                       1,977,500                            1,830,833
                       =========                          ===========

COMMON STOCK OF SUBSIDIARY:
Prior to 1998, Xenogenics had been a wholly-owned subsidiary of Exten. As of November 30, 1998, Xenogenics was authorized to issue up to 50,000,000 shares of common stock and Exten owned 1,500,000 (98.7%) of the 1,520,000 shares that were outstanding. The 20,000 shares held by the minority stockholders were purchased pursuant to the terms of a private placement memorandum for $50,000,
or $2.50 per share, during 1998.   The proceeds of the sale exceeded Exten's
proportionate interest in Xenogenics by $49,137 which the Company recorded as an increase in additional paid-in capital and the balance of $863 was recorded as minority interest.

During 1997, the Company's subsidiary, Xenogenics, granted options to acquire 407,500 shares of its common stock at $1.00 per share to various individuals, officers and directors of Xenogenics in return for services rendered. No options were granted, exercised or cancelled during 1998.

As of November 30, 1998, Xenogenics also had a maximum of 282,045 shares of common stock reserved for the possible conversion of notes payable(see Note
5).


Note 8 -  Lease commitments:

The Company leases its office space under an operating lease that is renewable annually. Rent expense was $13,198 in 1998 and $8,486 in 1997.


<PAGE F - 14>


SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March 1999.


                                                     EXTEN INDUSTRIES, INC.
                                                               (Registrant)


                                                       /s/ W. Gerald Newmin
                                                       --------------------
                                                           W. Gerald Newmin
                                                             Chairman & CEO



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature               Title                          Date

/s/ W. Gerald Newmin    Chairman ,CEO,
W. Gerald Newmin        and Secretary                03/09/99

/s/Jerry G. Simek       President, COO               03/09/99
Jerry G. Simek          and Treasurer

/s/ Farrest Loper       Director                     03/09/99
Farrest Loper

<PAGE 32>