Form 10QSB
period 1999-02-28
EXTEN INDUSTRIES INC
filed 1999-04-21
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934
       For the quarterly period ended February 28, 1999.

[ ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934
       For the transition period from          to         .
                                      --------    --------

                        Commission File Number: 0-16354

                            EXTEN INDUSTRIES, INC.
                            ----------------------
            (Exact name of registrant as specified in its charter)


                Delaware                        52-1412493
                --------                        ----------
        (State or other jurisdiction          (IRS Employer
       of incorporation or organization)     identification No.)

                   9625 Black Mountain Road, Suite 218
                      San Diego, California, 92126
                   -----------------------------------
                 (Address of principal executive offices)

                             (619) 578-9784
                             --------------
                      (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
48,349,669 as of March 31, 1999 Common Stock, .01 Par Value


<PAGE  1>


                           Exten Industries, Inc.
                                Form 10-QSB
                             Table of Contents


                                                                        Page
Part I:
Financial Information                                                     2

Item 1:
Condensed Consolidated Balance Sheets as of February 28, 1999
 (unaudited) and November 30, 1998                                        2

Condensed Consolidated Statement of Operations (unaudited) for
 the Three Months Ended February 28, 1999 and 1998                        3

Condensed Consolidated Statement of Cash Flows (unaudited) for
 the Three Months Ended February 28, 1999 and 1998                        4

Notes to Condensed Consolidated Financial Statements (unaudited)          5

Item 1a: Factors Which May Affect Future Results                         10

Item 2: Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                               13

Overview                                                                 14

Results of Operations                                                    16

Liquidity and Capital Resources                                          17


Part II: Other Information                                               19

Item 1: Legal Proceedings                                                19

Item 2: Changes in Securities                                            19

Item 3: Defaults Upon Senior Securities                                  19

Item 4: Submission of Matters to a Vote of Security Holders              19

Item 5: Other Information                                                19

Item 6(a): Exhibits                                                      19

Item 6(b): Reports on Form 8-K                                           19

SIGNATURES                                                               19


<PAGE  2>


                            EXTEN INDUSTRIES, INC.
                        PART I - FINANCIAL INFORMATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                AS OF February 28, 1999 AND November 30, 1998


                                                February 28,  November 30,
                                                   1999          1998
                                                (unaudited)
                                                -----------   -----------
ASSETS

CURRENT ASSETS-Cash                             $    11,799   $    14,310

PROPERTY AND EQUIPMENT, net                           1,467         1,650

PREPAID EXPENSES, net                                  -             -

OTHER ASSETS
Real Estate Held For Sale                            47,200        47,200
Patent Costs and other                               38,752        38,667
                                                -----------   -----------
TOTAL OTHER ASSETS                                   85,952        85,867
                                                -----------   -----------
                                                $    99,218   $   101,827
                                                ===========   ===========

LIABILITIES AND STOCKHOLDER'S
EQUITY (DEFICIENCY)

CURRENT LIABILITIES

Accounts Payable                                $    62,871    $   64,870
Accrued Expenses                                    408,386       591,057
Advances from Stockholder                            37,989        37,989
Notes Payable                                       646,346       382,617
                                                -----------   -----------
TOTAL CURRENT LIABILITIES                          1,155,592     1,076,533
                                                 -----------   -----------

NOTES PAYABLE, long term                             15,000        15,000
                                                -----------   -----------
TOTAL LIABILITIES                                 1,170,592     1,091,533
                                                -----------   -----------

MINORITY INTEREST                                       998           863

STOCKHOLDERS DEFICIT

Common Stock, $0.01 par value; 50,000,000
 shares authorized; 50,000,000 & 48,349,669
 issued & outstanding, respectively                 500,000       483,496
Additional Paid-in Capital                        9,654,187     9,612,087
Accumulated Deficit                             (11,226,559)  (11,086,152)
                                                -----------   -----------
TOTAL STOCKHOLDERS' DEFICIENCY                   (1,072,372)     (990,569)
                                                -----------   -----------
                                                $    99,218   $   101,827
                                                ===========   ===========

Footnote:

The accompanying notes are integral part of these financial statements


<PAGE  3>


                            EXTEN INDUSTRIES, INC.
                        PART I - FINANCIAL INFORMATION
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                       AS OF February 28, 1999 AND 1998


                                                 Three Months Ended
                                                     February 28,
                                                 1999          1998
                                               --------      --------
REVENUE

Sales                                         $    -        $    -
Royalties                                          -             -
                                               --------      --------
Total Revenue                                      -             -
                                               --------      --------
OPERATING EXPENSES
General & Administrative                         69,929        71,716
Consulting Fee Expense                           39,000        41,070
Research and Development                         10,000          -
Depreciation and Amortization                       183          -
Interest, net                                    20,494        11,385
                                               --------      --------
Total Operating Expenses                        139,606       124,256
                                               --------      --------
Net Operating Loss Before Income Taxes         (139,606)     (124,256)

Provision for Income Taxes                          800           800
                                               --------      --------

Net Income (Loss)                             $(140,406)    $(125,056)
                                               ========      ========


Net Income (Loss) per Average Common Share    $   0.00      $   0.00
                                               ========      ========

Weighted Average Common Share Outstanding    47,142,762    39,912,066
                                             ==========    ==========

Footnote:

The accompanying notes are integral part of these financial statements


<PAGE  4>


                            EXTEN INDUSTRIES, INC.
                        PART I - FINANCIAL INFORMATION
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
                       AS OF February 28, 1999 and 1998


                                                        Three months Ended
                                                           February 28,
                                                         1999        1998
                                                       ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                      $(140,406)  $(125,056)
Adjustments to Reconcile
Net Income (Loss) to Net Cash Provided By (Used In)
 Operating Activities
Minority Interest                                            134        -
Depreciation and Amortization                                183      11,739
Issuance of Common Stock for Services                     58,604     111,470
(Increase) Decrease in:
Prepaid Expense                                             -         10,340
Other Assets                                                  85      (2,007)
Increase (Decrease) in:
 Accounts Payable                                         (1,999)     13,760
 Accrued Expenses                                       (182,671)    (60,696)
                                                       ---------   ---------
NET CASH USED IN OPERATING ACTIVITIES                   (266,240)    (13,079)
                                                       ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment                                       -           -
Advances from officer                                       -           -
                                                       ---------   ---------
NET CASH USED INVESTMENT ACTIVITIES                         -           -
                                                       ---------   ---------
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of Common Stock                                    -           -
Increase in Long Term Debt, net                          263,729      12,500
                                                       ---------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                263,729      12,500
                                                       ---------   ---------
NET INCREASE (DECREASE) IN CASH                           (2,511)       (579)
CASH AT BEGINNING OF PERIOD                               14,310         579
                                                       ---------   ---------
CASH AT END OF PERIOD                                  $  11,799   $    -
                                                       =========   =========

Footnote:

The accompanying notes are integral part of these financial statements


<PAGE  5>


                            EXTEN INDUSTRIES, INC.
                        PART I - FINANCIAL INFORMATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies Business: Exten Industries, Inc. ("Exten") is a holding company that is in the business of developing, through its subsidiary, Xenogenics Corporation ("Xenogenics"), an artificial liver technology ("SYBIOL R") synthetic bio-liver. In 1993, the Company acquired all of the rights to the SYBIOL technology developed under its contract with a major west-coast medical center. The rights to the technology were transferred to Xenogenics when it was formed in 1997. A patent application is currently pending on the process utilized by the SYBIOL device and the Company has received trademark protection for the SYBIOL trade name.

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


<PAGE  6>


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

Basis of accounting:
The Company uses the accrual method of accounting and prepares and presents financial statements that conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Basis of presentation:
The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature and considered necessary for a fair presentation, have been included. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended November 30, 1998. The results of operations for the three month periods ended February 28, 1999 are not necessarily indicative of the operating results for the year ended November 30, 1999. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year November 30, 1998.

Reclassifications:
Certain February 28, 1998 balances have been reclassified to conform to the February 28, 1999 condensed financial statement presentation.

2.  Supplemental Cash Flow Information
Supplemental disclosures of cash flow information for the three-month period ended February 28, 1999 and 1998 are summarized as follows:

                                         Three Months Ended February 28,
                                            1999               1998
                                         (unaudited)        (unaudited)
                                         -----------        -----------
Cash paid for interest and income taxes:

Interest                                 $     8,744        $     7,635
Income taxes                             $       800        $       800

3.  Earnings Per Share
Certain options granted and outstanding as of February 28, 1999(unaudited) are antidilutive for the purposes of calculating primary and fully diluted earnings per share and therefore are not included in the earnings per share calculations.

4.  Going Concern Matters
During fiscal years 1998 and 1997, the Company incurred net losses of $997,333 and $104,834, respectively. Management does not expect the Company to generate significant revenues in the near future. At November 30, 1998, the Company's accumulated deficit and stockholders' deficiency were $11,086,152 and $990,569 respectively, and its current liabilities exceeded its current assets by $1,062,223. Additionally, even though the Company has been able to satisfy obligations for certain operating expenses by issuing shares of the Company's common stock, operating activities still resulted in negative cash flows aggregating $180,719 in 1998. Furthermore, judgments and claims against the Company relating to loan guarantees, and amounts owed current and former suppliers continue to accumulate and it was in default under the terms of certain loan agreements. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

In order to continue as a going concern, develop and commercialize its technology and, ultimately, achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through sales of common stock, the proceeds of which would be used to perfect the Company's patent position in its SYBIOL technology and satisfy immediate operating needs; (2) continuing to use common stock to pay for consulting and professional services;(3) negotiating reductions in existing liabilities; and (4) selling non-productive assets. In addition, management is continually seeking other potential joint venture partners or merger candidates that would provide financial, technical and/or marketing resources to enable the Company to realize the potential value of its technology. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

5.  Extinguishment of Debt
During 1998 and 1997, the Company extinguished debts that had carrying values more or less than the fair value of the consideration transferred to the creditors and realized gains and losses as shown below, which were classified, in accordance with generally accepted accounting principles, as extraordinary items in the accompanying consolidated statements of operations:

                                                      1998          1997
                                                  ----------     ----------

          Settlement of account payable (A)       $   30,000     $   20,000

          Settlement of note payable (B)             (30,620)          -

          Settlement of judgment (C)                    -           283,000
                                                  ----------     ----------
               Totals                             $     (620)    $  303,000
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


6.  Real Estate Held For Sale
Real estate as of February 28, 1999 consisted of a parcel of undeveloped land near the Grand Canyon.

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

11. LIMITED MANAGEMENT. The Company currently has three full time officers and one part-time person. The Company's limited cash flow and financial resources do not allow the Company to increase or add to the Company's management and there can be no guarantee that the Company's cash flow and financial resources will increase in the near future. As a result, the Company continues to rely upon consultants and others for a large part of its operations and the research and development work.

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


<PAGE 14>


Overview

BUSINESS OF EXTEN INDUSTRIES, INC.

As of February 28, 1999, the Company's only active business is the proposed research and development activities of SYBIOL(R) artificial liver technology.

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

In March of 1993 Xenogenex received all the rights to a synthetic bio-liver, SYBIOL(R) developed for Xenogenex under contract with Cedars-Sinai Medical Center.

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

A patent application is presently pending on the process utilized by the SYBIOL(R) artificial liver device. The Company has received notice that the Sybiol trademark (US Trademark Application Serial No. 74/522,603) has been registered by the United States Patent and Trademark Office.


<PAGE 16>


Results of Operations

During 1997 the Company formed a new subsidiary, Xenogenics Corporation. With the formation of the subsidiary the Company contributed the SYBIOL technology and certain debts so as to continue the focus on the research with the artificial liver technology.

THREE MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1998

During the three months ended February 28, 1999, the Company incurred $39,000 in consulting fees compared to $41,070 for the three months ended February 28, 1998. This small decrease in consulting fees was due primarily to the Company's use of outside consultants for capital raising activities and the reliance on the roles filled by outside consultants.

During the three months ended February 28, 1999, the Company incurred $69,929 in general and administrative expenses. This decreased from the three-month period ended February 28, 1998. This small decrease was primarily due to officers salary (which has been accrued and not paid) offset by significant reductions in administrative, payroll, legal and accounting functions and other ancillary expenses.

During the three months ended February 28, 1999 $10,000 in research and development costs were incurred. Research and development costs although minimal reflects the Company's substantially limited financial resources and the efforts expended in pursuing those financial resources. The Company's research and development efforts commenced with the signing of the Loyola research agreement and the commencement of research activities by their scientific staff.

As a result, total operating expenses for the three month period ended February 28, 1999 were $139,606 compared to $124,256 for the three month period ended February 28, 1998. This resulted in the Company recording a loss from operations of $139,606 for the three month period ended February 28, 1999 compared to a loss from operations of $124,256 for the comparable period in 1998, or an increase of approximately 12%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company continues to effect transactions that reduce its liabilities and cash requirements, and raise capital. The Company has negotiated with certain vendors and creditors to settle its liabilities. During Fiscal 1998 and 1999, the Company took additional steps to control expenses and in October of 1998 settled a debt to a former officer, Robert H. Goldsmith by a debt to equity exchange for shares of restricted stock, 400,000 up front and additional shares to be issued. This served to reduce prior debt and otherwise permit management to focus its energies on the Company's proposed business.

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


                            EXTEN INDUSTRIES, INC.
                               (Registrant)

Date:  04/20/99 By:     /s/ W. Gerald Newmin
                            ----------------
                            W. Gerald Newmin
                            Chairman, Chief Executive Officer


Date:  04/20/99 By:     /s/ Jerry Simek
                            -----------
                            Jerry Simek
                            Director, President and
                            Chief Operating Officer