Form 10QSB
period 1999-05-31
EXTEN INDUSTRIES INC
filed 1999-07-15
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, DC 20549

                         FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934
       For the quarterly period ended May 31, 1999.

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

              9620 Chesapeake Drive, Suite 201
                 San Diego, California, 92123
              --------------------------------
         (Address of principal executive offices)

                        (858) 496-0173
                        --------------
                  (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
50,000,000 as of June 30, 1999 Common Stock,.01 Par Value


<PAGE  1>


                          Exten Industries, Inc.
                               Form 10-QSB
                            Table of Contents

                                                                        Page
Part I:
Financial Information                                                     2

Item 1:
Condensed Consolidated Balance Sheets as of May 31, 1999
 (unaudited) and November 30, 1998                                        2

Condensed Consolidated Statement of Operations (unaudited)
 for the Three Months Ended May 31, 1999 and 1998                         3

Condensed Consolidated Statement of Operations (unaudited)
 for the Six Months Ended May 31, 1999 and 1998                           4

Condensed Consolidated Statement of Cash Flows (unaudited)
 for the Six Months Ended May 31, 1999 and 1998                           5

Notes to Condensed Consolidated Financial Statements (unaudited)          6

Item 1a:  Factors Which May Affect Future Results                        11

Item  2:  Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                               14

Overview                                                                 15

Results of Operations                                                    16

Liquidity and Capital Resources                                          17

Part II: Other Information                                               19

Item 1: Legal Proceedings                                                19

Item 2: Changes in Securities                                            19

Item 3: Defaults Upon Senior Securities                                  19

Item 4: Submission of Matters to a Vote of Security Holders              19

Item 5: Other Information                                                19

Item 6(a): Exhibits                                                      19

Item 6(b): Reports on Form 8-K                                           19

SIGNATURES                                                               19


<PAGE  2>


                          EXTEN INDUSTRIES, INC.
                      PART I - FINANCIAL INFORMATION
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF May 31, 1999 AND November 30, 1998


                                                  May 31,       November 30,
                                                   1999            1998
                                                (unaudited)
                                                -----------     -----------
ASSETS

CURRENT ASSETS-Cash                             $       164     $    14,310

PROPERTY AND EQUIPMENT, net                           1,284           1,650

PREPAID EXPENSES, net                                  -               -

OTHER ASSETS
Real Estate Held For Sale                            47,200          47,200
Patent Costs and other                               38,710          38,667
                                                -----------     -----------
TOTAL OTHER ASSETS                                   85,910          85,867
                                                -----------     -----------
                                                $    87,358     $   101,827
                                                ===========     ===========

LIABILITIES AND STOCKHOLDER'S
EQUITY (DEFICIENCY)

CURRENT LIABILITIES

Accounts Payable                                $    67,871     $   64,870
Accrued Expenses                                    383,008        591,057
Advances from Stockholder                            37,989         37,989
Notes Payable                                       190,613        382,617
                                                -----------     ----------
TOTAL CURRENT LIABILITIES                           679,481      1,076,533
                                                -----------     ----------

NOTES PAYABLE, long term                            335,000         15,000
                                                -----------     ----------
TOTAL LIABILITIES                                 1,014,481      1,091,533
                                                -----------     ----------

MINORITY INTEREST                                    99,998            863

STOCKHOLDERS DEFICIT
Preferred Stock, $0.01 par value; 20,000,000
 shares authorized; 22,622 & 0 issued &
 outstanding, respectively                              227              0
Common Stock, $0.01 par value; 50,000,000
 shares authorized; 50,000,000 & 48,349,669
 issued & outstanding, respectively                 500,000        483,496
Additional Paid-in Capital                        9,831,681      9,612,087
Accumulated Deficit                             (11,359,029)   (11,086,152)
                                                -----------    -----------
TOTAL STOCKHOLDERS' DEFICIENCY                   (1,027,121)      (990,569)
                                                -----------    -----------
                                                $    87,358    $   101,827
                                                ===========    ===========

  The accompanying notes are integral part of these financial statements


<PAGE  3>


                          EXTEN INDUSTRIES, INC.
                      PART I - FINANCIAL INFORMATION
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                       AS OF May 31, 1999 AND 1998


                                                   Three Months Ended
                                                         May 31,
                                                   1999           1998
                                                 ---------      ---------

REVENUE

Sales                                            $    -         $    -
Royalties                                             -              -
                                                 ---------      ---------
Total Revenue                                         -              -
                                                 ---------      ---------
OPERATING EXPENSES
General & Administrative                            79,314         66,907
Consulting Fee Expense                              28,109         15,675
Research and Development                            10,000           -
Depreciation and Amortization                          225           -
Interest, net                                       14,021          3,764
                                                 ---------      ---------
Total Operating Expenses                           131,669         86,346
                                                 ---------      ---------
Net Operating Loss Before Income Taxes            (131,669)      ( 86,346)

Provision for Income Taxes                             800           -
                                                 ---------      ---------

Net Income (Loss)                                $(132,469)     $( 86,346)
                                                 =========      =========

Net Income (Loss) per Average Common Share       $    0.00      $   (0.01)
                                                 =========      =========

Weighted Average Common Share Outstanding        50,000,000    40,718,066
                                                 ==========    ==========

  The accompanying notes are integral part of these financial statements


<PAGE  4>


                          EXTEN INDUSTRIES, INC.
                      PART I - FINANCIAL INFORMATION
        CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                       AS OF May 31, 1999 AND 1998


                                                     Six Months Ended
                                                         May 31,
                                                   1999           1998
                                                 ---------      ---------
REVENUE

Sales                                            $     -         $     -
Royalties                                              -               -
                                                 ----------      ----------
Total Revenue                                          -               -
                                                 ----------      ----------
OPERATING EXPENSES
General & Administrative                            149,243         138,623
Consulting Fee Expense                               67,109          56,745
Research and Development                             20,000            -
Depreciation and Amortization                           408            -
Interest, net                                        34,515          15,149
                                                 ----------      ----------
Total Operating Expenses                            271,275         210,517
                                                 ----------      ----------
Net Operating Loss Before Income Taxes             (271,275)       (210,517)

Provision for Income Taxes                            1,600             800
                                                 ----------      ----------

Net Income (Loss)                                $ (272,875)     $ (211,317)
                                                 ==========      ==========

Net Income (Loss) per Average Common Share       $   (0.01)      $   (0.01)
                                                 ==========      ==========

Weighted Average Common Share Outstanding        49,849,525      40,112,561
                                                 ==========      ==========

  The accompanying notes are integral part of these financial statements


<PAGE  5>


                          EXTEN INDUSTRIES, INC.
                      PART I - FINANCIAL INFORMATION
        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
                       AS OF May 31, 1999 and 1998


                                                     Six Months Ended
                                                         May 31,
                                                   1999           1998
                                                 ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                $(272,875)     $(211,317)
Adjustments to Reconcile
Net Income (Loss) to Net Cash Provided
 By (Used In) Operating Activities
Minority Interest                                   99,135           -
Depreciation and Amortization                          408           -
Issuance of Common Stock for Services               58,604         85,200
Issuance of Preferred Stock in Exchange
 for Settlement of Debt                            177,494           -
(Increase) Decrease in:
Prepaid Expense                                       -           (50,000)
Other Assets                                            43         (1,960)
Increase (Decrease) in:
 Accounts Payable                                    3,001          1,960
 Accrued Expenses                                 (207,952)       102,929
                                                 ---------      ---------
NET CASH USED IN OPERATING ACTIVITIES             (142,142)       (73,188)
                                                 ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment                                 -            (1,834)
Advances from officer                                 -              -
                                                 ---------      ---------
NET CASH USED INVESTMENT ACTIVITIES                   -            (1,834)
                                                 ---------      ---------
CASH FLOW FROM FINANCING ACTIVITIES
Issuance of Common Stock                              -            25,000
Increase in Long Term Debt, net                    127,996         50,000
                                                 ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES          127,996         75,000
                                                 ---------      ---------
NET INCREASE (DECREASE) IN CASH                    (14,146)          ( 22)
CASH AT BEGINNING OF PERIOD                         14,310         22,915
                                                 ---------      ---------
CASH AT END OF PERIOD                            $     164      $  22,893
                                                 =========      =========

  The accompanying notes are integral part of these financial statements


<PAGE  6>


                          EXTEN INDUSTRIES, INC.
                      PART I - FINANCIAL INFORMATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies Business:
Exten Industries, Inc. ("Exten") is a holding company that is in the business of developing, through its subsidiary, Xenogenics Corporation ("Xenogenics"), an artificial liver technology, the (SYBIOL) synthetic bio-liver. In 1993 ,the Company acquired all of the rights to the SYBIOL technology developed under its contract with a major west coast medical center. The rights to the technology were transferred to Xenogenics when it was formed in 1997. A patent application is currently pending on the process utilized by the SYBIOL device and the Company has received trademark protection for the SYBIOL trade name.

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

<PAGE  7>

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS 128") which replaces the presentation of primary earnings per share required under previously promulgated accounting standards with a presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures and provides guidance on other computational changes. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Management believes that the adoption of SFAS 128 did not have a material impact on the Company's reported net loss per share.

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

In October 1997, March 1998 and December 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statements of Position ("SOP") 97-2, "Software Revenue Recognition", SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2", "Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2", "Software Revenue Recognition with Respect to Certain Transactions" (collectively, "SOP 97-2"). We are required to adopt the provisions of SOP 97-2 for transactions entered into in the fiscal year beginning December 1, 1998. SOP 97-2 provides guidance on recognizing revenue on software transactions and superseded SOP 91-1. We believe that the adoption of SOP 97-2 will not have an impact on revenue recognition practices.

In March 1998, the AICPA issued SOP 98-1, "Software for Internal Use", which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. We do not expect that the adoption of SOP 98-1 will have a material impact on our financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. We do not expect that the adoption of SFAS No. 133 will have a material impact on our financial statements.

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

Basis of presentation:
The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature and considered necessary for a fair presentation, have been included. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended November 30, 1998. The results of operations for the three month periods ended May 31, 1999 are not necessarily indicative of the operating results for the year ended November 30, 1999. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year
November 30, 1998.

Reclassifications:
Certain May 31, 1998 balances have been reclassified to conform to the May 31, 1999 condensed financial statement presentation.


2.  Supplemental Cash Flow Information
Supplemental disclosures of cash flow information for the three-month period ended May 31, 1999 and 1998 are summarized as follows:

                                                 Six Months Ended May 31,
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


3.  Earnings Per Share
Certain options granted and outstanding as of May 31, 1999(unaudited) are antidilutive for the purposes of calculating primary and fully diluted earnings per share and therefore are not included in the earnings per share calculations.


4.  Going Concern Matters
During fiscal years 1998 and 1997, the Company incurred net losses of $997,333 and $104,834, respectively. Management does not expect the Company to generate significant revenues in the near future. At November 30, 1998, the Company's accumulated deficit and stockholders' deficiency were $11,086,152 and $990,569 respectively, and its current liabilities exceeded its current assets by $1,062,223. Additionally, even though the Company has been able to satisfy obligations for certain operating expenses by issuing shares of the Company's common stock, operating activities still resulted in negative cash flows aggregating $180,719 in 1998. Furthermore, judgments and claims against the Company relating to loan guarantees, and amounts owed current and former suppliers continue to accumulate. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

In order to continue as a going concern, develop and commercialize its technology and, ultimately, achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through sales of preferred and common stock, the proceeds of which would be used to perfect the Company's patent position in its SYBIOL technology and satisfy immediate operating needs; (2) continuing to use common stock to pay for consulting and professional services; (3) negotiating reductions in existing liabilities; and (4) selling non-productive assets. In addition, management is continually seeking other potential joint venture partners or merger candidates that would provide financial, technical and/or marketing resources to enable the Company to realize the potential value of its technology. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

     (B) Pursuant to an agreement dated September 7, 1998, the Company extinguished a note payable and accrued interest thereon with an aggregate carrying value of $171,100 by agreeing to issue a total of 3,590,664 shares of common stock to the creditor with a total fair value of $201,720. Accordingly, the Company recognized a loss on the extinguishment of debt of $30,620 in 1998. The Company issued 400,000 shares to the creditor in 1998 and, accordingly, the accompanying 1998 consolidated statement of stockholders' equity reflects a credit of $24,000 for the fair value of those shares. Pursuant to the amended agreement the Company issued 22,369 shares of Preferred Series F Stock to the creditor during May 1999 and, accordingly, the accompanying consolidated balance sheet at May 31, 1999 reflects the issuance of the Preferred Stock. The Preferred Series F Stock is convertible into shares of Common Stock at a rate of 100 shares of Common for each share of Preferred Stock.

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


6. Real Estate Held For Sale
Real estate as of May 31, 1999 consisted of a parcel of undeveloped land near the Grand Canyon.

The land was originally purchased in February 1992 for $1,654,000 and written down to its estimated fair market value of $47,200 in 1995.

The current market value in the Grand Canyon has been experiencing an increase in land value and resale potential. The Company is currently in arrears on back taxes in the amount of $35,000.


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

The Commission has recently adopted regulations under such Act which define a penny stock to be any NASDAQ or non-NASDAQ equity security that has a marketprice or exercise price of less than $5.00 per share and allow for the enforcement against violators of the proposed rules. In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving a penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraudabuse in the sale.

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

Forward-Looking Information - General

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


<PAGE 15>


Overview

Business of Exten Industries, Inc.

As of May 31, 1999, the Company's only active business is the proposed research and development activities of SYBIOLR artificial liver technology.

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


<PAGE 17>


Results of Operations

During 1997 the Company formed a new subsidiary, Xenogenics Corporation. With the formation of the subsidiary the Company contributed the SYBIOL technology and certain debts so as to continue the focus on the research with the artificial liver technology.

Three Months Ended May 31, 1999 Compared to Three Months Ended May 31, 1998

During the three months ended May 31, 1999, the Company incurred $28,109 in consulting fees compared to $15,675 for the three months ended May 31, 1998. This increase in consulting fees was due primarily to the Company's continued use of outside consultants for adminstrative activities and the reliance on the roles filled by outside consultants.

During the three months ended May 31, 1999, the Company incurred $79,314 in general and administrative expenses. This decreased from the three-month period ended May 31, 1998. This increase was due to executive salaries (which have been accrued and not paid) and additional support functions as well as legal and accounting and other ancillary expenses.

During the three months ended May 31, 1999 $10,000 in research and development costs were incurred. Research and development costs although minimal reflects the Company's substantially limited financial resources and the efforts expended in pursuing those financial resources. The Company's research and development efforts commenced with the signing of the Loyola research agreement and the commencement of research activities by their scientific staff.

As a result, total operating expenses for the three month period ended
May 31, 1999 were $131,669 compared to $86,346 for the three month period ended May 31, 1998. This resulted in the Company recording a loss from operations of $131,669 for the three month period ended May 31, 1999 compared to a loss from operations of $86,346 for the comparable period in 1998, or an increase of approximately 52%.

Six Months Ended May 31, 1999 Compared to Six Months Ended May 31, 1998

During the six months ended May 31, 1999, the Company incurred $67,109 in consulting fees compared to $56,745 for the six months ended May 31, 1998. This increase in consulting fees was due primarily to the Company's continued use of outside consultants for adminstrative activities and the reliance on the roles filled by outside consultants.

During the six months ended May 31, 1999, the Company incurred $149,243 in general and administrative expenses. This decreased from the six-month period ended May 31, 1998. This increase was due to executive salaries (which have been accrued and not paid) and additional support functions as well as legal and accounting and other ancillary expenses.

During the six months ended May 31, 1999 $20,000 in research and development costs were incurred. Research and development costs although minimal reflects the Company's substantially limited financial resources and the efforts expended in pursuing those financial resources. The Company's research and development efforts commenced with the signing of the Loyola research agreement and the commencement of research activities by their scientific staff.

As a result, total operating expenses for the six month period ended May 31, 1999 were $271,275 compared to $210,517 for the six month period ended May 31, 1998. This resulted in the Company recording a loss from operations of $271,275 for the six month period ended May 31, 1999 compared to a loss from operations of $210,517 for the comparable period in 1998, or an increase of approximately 28%.

Liquidity and Capital Resources

The Company continues to effect transactions that reduce its liabilities and cash requirements, and raise capital. The Company has negotiated with certain vendors and creditors to settle its liabilities.During Fiscal 1998 and 1999, the Company took additional steps to control expenses and in October of 1998 settled a debt to a former officer, Robert H. Goldsmith by a debt to equity exchange for shares of restricted stock, 400,000 up front and additional shares to be issued. This served to reduce prior debt and otherwise permit management to focus its energies on the Company's proposed business.

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


<PAGE 18>


PART II.  OTHER INFORMATION

Item 1:     Legal Proceedings
            NONE

Item 2:     Changes in Securities
            NONE

Item 3:     Defaults Upon Senior Securities
            NONE

Item 4:     Submission of Matters to a Vote of Security Holders
            NONE

Item 5:     Other Information
            The Company's new address is the following:
            9620 Chesapeake Drive, Suite 201
            San Diego, California, 92123

Item 6(a):  Exhibits
            NONE

Item 6(b):  Reports on Form 8-K


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.


                                   EXTEN INDUSTRIES, INC.
                                   (Registrant)

Date:  07/14/99                    By:  /s/ W. Gerald Newmin
                                            W. Gerald Newmin
                                            Chairman, Chief Executive Officer


Date:  07/14/99                    By:  /s/ Jerry Simek
                                            Jerry Simek
                                            Director, President and
                                            Chief Operating Officer