Form 10QSB
period 1999-08-31
EXTEN INDUSTRIES INC
filed 1999-10-15
CIK 811779

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-QSB


(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended August 31, 1999

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from ________ to ________.

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

                        9620 Chesapeake Drive, Suite 201
                        SAN DIEGO, CALIFORNIA 92123-1324
                        --------------------------------
                    (Address of principal executive offices)

                                (858) 496-0173
                                --------------
                (Issuer's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act
                         Common Stock $0.01 per share
                         ----------------------------

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
50,000,000 as of September 1999 Common Stock, .01 par value.


<PAGE  1>

                                 TABLE OF CONTENTS


                                                                         PAGE

Part I Financial Information

Item 1:
Condensed Consolidated Balance Sheets as of August 31, 1999
 (unaudited) and November 30, 1998                                        3

Condensed Consolidated Statement of Operations (unaudited)
 for the Three Months Ended August 31, 1999 and 1998                      4

Condensed Consolidated Statement of Operations (unaudited)
 for the Nine Months Ended August 31, 1999 and 1998                       5

Condensed Consolidated Statement of Cash Flows (unaudited)
 for the Nine Months Ended August 31, 1999 and 1998                       6

Item 1a:  Factors Which May Affect Future Results                         9

Item  2:  Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                               14

Overview                                                                 14

Results of Operations                                                    15

Liquidity and Capital Resources                                          15

Part II: Other Information                                               16

Item  1: Legal Proceedings                                               16

Item  2: Changes in Securities                                           16

Item  3: Defaults Upon Senior Securities                                 16

Item  4: Submission of Matters to a Vote of Security Holders             16

Item  5: Other Information                                               16

Item 6a: Exhibits                                                        16

Item 6b: Reports on Form 8-K                                             16

SIGNATURES                                                               17

<PAGE  2>

                              EXTEN INDUSTRIES, INC.
                         PART I - FINANCIAL INFORMATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  as of August 31, 1999 and  November 30, 1998

                                              August 31,          November 30,
                                                 1999,               1998
                                             (unaudited)
                                              ----------          ----------

ASSETS

CURRENT ASSETS-Cash                           $       61          $   14,310
PROPERTY AND EQUIPMENT, net                        1,101               1,650
PREPAID EXPENSES, net                               -                   -
OTHER ASSETS
Real Estate Held For Sale                         47,200              47,200
Patent Costs and other intangibles                38,668              38,667
                                              ----------          ----------
TOTAL OTHER ASSETS                                85,868              85,867
                                              ----------          ----------
                                              $   87,030          $  101,827
                                              ==========          ==========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts Payable                              $   72,520          $   64,870
Accrued Expenses                                 382,769             591,057
Advances from Stockholder                         46,728              37,989
Notes Payable                                    190,613             382,617
                                              ----------          ----------
TOTAL CURRENT LIABILITIES                        692,630           1,076,533
                                              ----------          ----------

NOTES PAYABLE, long term                         335,000              15,000
                                              ----------          ----------
TOTAL LIABILITIES                              1,027,630           1,091,533
                                              ----------          ----------

MINORITY INTEREST                                 99,998                 863

STOCKHOLDERS DEFICIT
Preferred Stock, $0.01 par value; 20,000,000
 shares authorized; 22,622 & 0 issued &
 outstanding, respectively                           227                   0
Common Stock, $0.01 par value; 50,000,000
 shares authorized; 50,000,000
 issued & outstanding,                           500,000             483,496
Additional Paid-in Capital                     9,831,681           9,612,087
Accumulated Deficit                          (11,372,506)        (11,086,152)
                                              ----------          ----------
TOTAL STOCKHOLDERS' DEFICIENCY                (1,040,598)           (990,569)
                                              ----------          ----------
                                              $   87,030          $  101,827
                                              ==========          ==========

<PAGE  3>

                              EXTEN INDUSTRIES, INC.
                         PART I - FINANCIAL INFORMATION
             CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                   as of August 31, 1999 AND August 31, 1998


                                               Nine Months Ended August 31,
                                                 1999                1998
                                              ----------          ----------


REVENUE

Sales                                         $     -             $     -
Royalties                                           -                   -
                                              ----------          ----------
Total Revenue                                       -                   -
                                              ----------          ----------

OPERATING EXPENSES
General & Administrative                         172,966             201,309
Consulting Fee Expense                            91,895             109,245
Research and Development                         (30,000)             50,000
Depreciation and Amortization                        633                -
Interest, net                                     49,260              30,282
                                              ----------          ----------
Total Operating Expenses                         284,754             400,836
                                              ----------          ----------
Net Operating Loss Before Income Taxes          (284,754)           (400,836)
Provision for Income Taxes                          1600                 800
                                              ----------          ----------
Net Income (Loss)                             $ (286,354)         $ (401,636)
                                              ==========          ==========

Net Income (Loss) per Average Common Share    $   (0.01)          $   (0.01)
                                              ==========          ==========

Weighted Average Common Share Outstanding     50,000,000          40,831,409
                                              ==========          ==========

<PAGE  4>

                              EXTEN INDUSTRIES, INC.
                         PART I - FINANCIAL INFORMATION
             CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                         AS OF August 31, 1999 AND 1998


                                              Three Months Ended August 31,
                                                 1999                1998
                                              ----------          ----------

REVENUE

Sales                                         $     -             $     -
Royalties                                           -                   -
                                              ----------          ----------
Total Revenue                                       -                   -

OPERATING EXPENSES
General & Administrative                          23,722              62,686
Consulting Fee Expense                            24,786              62,500
Research and Development                         (50,000)             50,000
Depreciation and Amortization                        225                -
Interest, net                                     14,745              15,133
                                              ----------          ----------
Total Operating Expenses                          13,478             190,319
                                              ----------          ----------

Net Operating Loss Before Income Taxes           (13,478)           (190,319)
Provision for Income Taxes                             0                   0
                                              ----------          ----------
Net Income (Loss)                             $  (13,478)         $ (190,319)
                                              ==========          ==========

Net Income (Loss) per Average Common Share    $   (0.00)          $   (0.00)
                                              ==========          ==========

Weighted Average Common Shares Outstanding    50,000,000          42,155,762
                                              ==========          ==========

<PAGE  5>

                              EXTEN INDUSTRIES, INC.
                         PART I - FINANCIAL INFORMATION
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
                         AS OF August 31, 1999 and 1998

                                               Nine Months Ended August 31,
                                                 1999                1998
                                              ----------          ----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                             $ (286,355)         $ (401,636)
Adjustments to Reconcile Net Income (Loss)
 to Net Cash Provided By (Used In)
 Operating Activities                               -                   -
Minority Interest                                 99,135                -
Depreciation and Amortization                        633                -
Issuance of Common Stock for Services             58,831             132,240
Issuance of Common/ preferred Stock in
 Exchange for Settlement of Debt                 177,494                -
(Increase) Decrease in:
Prepaid Expense                                     -                   -
Other Assets                                         (84)             (4,440)
Increase (Decrease) in:
 Accounts Payable                                  7,650               3,000
 Accrued Expenses                               (208,288)            143,944
 Short term debt                                (192,004)               -
                                              ----------          ----------
NET CASH USED IN OPERATING ACTIVITIES           (342,988)           (126,892)
                                              ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment                                  0              (1,742)
Advances from officer                              8,739                -
                                              ----------          ----------

NET CASH USED INVESTMENT ACTIVITIES                8,739              (1,742)
                                              ----------          ----------

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of Common Stock                            -                 25,000
Increase in Long Term Debt, net                  320,000              87,955
                                              ----------          ----------
NET CASH                                         (14,249)            112,955
                                              ----------          ----------
NET INCREASE (DECREASE) IN CASH                     -                (15,679)
CASH AT BEGINNING OF PERIOD                       14,310              22,915
                                              ----------          ----------
CASH AT END OF PERIOD                         $       61          $    7,236
                                              ==========          ==========


   The accompanying notes are integral part of these financial statements

<PAGE  6>

                              EXTEN INDUSTRIES, INC.
                         PART I - FINANCIAL INFORMATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS:
Exten Industries, Inc. ("Exten") is a holding company that is in the business of developing, through its subsidiary, Xenogenics Corporation ("Xenogenics"), an artificial liver technology, the SYBIOL (R) synthetic bio-liver. In 1993 ,the Company acquired all of the rights to the SYBIOL technology developed under its contract with a major west coast medical center. The rights to the technology were transferred to Xenogenics when it was formed in 1997. A patent application is currently pending on the process utilized by the SYBIOL device and the Company has received trademark protection for the SYBIOL registered trade name.

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

<PAGE  7>

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

BASIS OF PRESENTATION:
The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature and considered necessary for a fair presentation, have been included. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended November 30, 1998. The results of operations for the three month periods ended August 31, 1999 are not necessarily indicative of the operating results for the year ended November 30, 1999. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year November 30, 1998.

RECLASSIFICATIONS:
Certain August 31, 1998 balances have been reclassified to conform to the August 31, 1999 condensed financial statement presentation.


2.  SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosures of cash flow information for the nine-month period ended August 31, 1999 and 1998 are summarized as follows:

                                               Nine Months Ended August 31,
                                                 1999                1998
                                              ----------          ----------
Cash paid for interest and income taxes:
Interest                                      $  49, 260          $   30,282
Income taxes                                  $        0          $      800


3.  EARNINGS PER SHARE
Certain options granted and outstanding as of August 31, 1999 (unaudited) are antidilutive for the purposes of calculating primary and fully diluted earnings per share and therefore are not included in the earnings per share calculations.


4.  GOING CONCERN MATTERS
During fiscal years 1998 and 1997, the Company incurred net losses of ($997,333) and ($104,834), respectively. Management does not expect the Company to generate significant revenues in the near future. At November 30, 1998, the Company's accumulated deficit and stockholders' deficiency were ($11,086,152) and ($990,569) respectively, and its current liabilities exceeded its current assets by ($974,706). Additionally, even though the Company has been able to satisfy obligations for certain operating expenses by issuing shares of the Company's common stock, operating activities still resulted in negative cash flows aggregating ($180,719) in 1998. Furthermore, judgments and claims against the Company relating to loan guarantees, and amounts owed current and former suppliers continue to accumulate. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

In order to continue as a going concern, develop and commercialize its technology and, ultimately, achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through sales of preferred and common stock, the proceeds of which would be used to perfect the Company's patent position in its SYBIOL (R) technology and satisfy immediate operating needs; (2) continuing to use common stock to pay for consulting and professional services; (3) negotiating reductions in existing liabilities; and (4) selling non-productive assets. In addition, management is continually seeking other potential joint venture partners or merger candidates that would provide financial, technical and/or marketing resources to enable the Company to realize the potential value of its technology. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

<PAGE  8>

5. EXTINGUISHMENT OF DEBT
During 1998 and 1997, the Company extinguished debts that had carrying values more or less than the fair value of the consideration transferred to the creditors and realized gains and losses as shown below, which were classified, in accordance with generally accepted accounting principles, as extraordinary items in the accompanying consolidated statements of operations:

                                                 1999                1998
                                              ----------          ----------
          Settlement of account payable (A)            0          $   30,000
          Settlement of note payable (B)               0             (30,620)
                                              ----------          ----------
               Totals                                  0          $     (620)
                                              ==========          ==========

     (A) On October 21, 1997, the Company entered into an agreement with a creditor to settle an account payable with a balance of approximately $100,000 for total initial consideration of $50,000, comprised of a cash payment of $20,000, and the issuance of 750,000 shares of the Company's common stock with a market value of $30,000 or $.04 per share (see Note 7). If the market value of the Company's common stock had not been at least $ .10 per share at any time during the period from October 27, 1997 through December 10, 1998, the creditor would have been entitled to file, without notification or objection from the Company, a stipulated judgment for a cash payment (the Contingent Payment") equal to the lesser of (i) the excess of $75,000 over the market value of 750,000 shares as of that date, or (ii) $45,000. Accordingly, at November 30, 1997, the Company accrued a liability of $30,000 for the Contingent Payment equal to the excess of $75,000 over the market value of the 750,000 shares which was $45,000; it also recognized the extraordinary gain of $20,000 based on the excess of the balance of the account payable over the total of the initial consideration paid and the value of the Contingent Payment at year end. Since the market value of the Company's common stock reached $ .10 per share prior to November 30, 1998, the Company was not obligated to make any additional payments to the creditor. Accordingly, the Company reversed the Contingent Payment it had accrued as of November 30, 1997 and recognized an additional extraordinary gain of $30,000 in 1998.

     (B) Pursuant to an agreement dated September 7, 1998, the Company extinguished a note payable and accrued interest thereon with an aggregate carrying value of $171,100 by agreeing to issue a total of 3,590,664 shares of common stock to the creditor with a total fair value of $201,720. Accordingly, the Company recognized a loss on the extinguishment of debt of $30,620 in 1998. The Company issued 400,000 shares to the creditor in 1998 and, accordingly, the accompanying 1998 consolidated statement of stockholders' equity reflects a credit of $24,000 for the fair value of those shares. Pursuant to the amended agreement the Company issued 22,369 shares of Preferred Series F Stock to the creditor during May 1999 and, accordingly, the accompanying consolidated balance sheet at August 31, 1999 reflects the issuance of the Preferred Stock. The Preferred Series F Stock is convertible into shares of Common Stock at a rate of 100 shares of Common for each share of Preferred Stock. The Company also issued 100,000 shares with a fair value of $6,000 to another creditor during 1998 as a settlement of a portion of a note payable with an equivalent carrying value and, accordingly, the Company did not recognize any gain or loss. The accompanying 1998 consolidated statement of stockholders' equity also reflects a credit of $6,000 for the fair value of those shares.


6. REAL ESTATE HELD FOR SALE
Real estate as of August 31, 1999 consisted of a parcel of undeveloped land near the Grand Canyon.

The land was originally purchased in February 1992 for $1,654,000 and written down to an estimated fair market value of $47,200 in 1995. (The current assessed cash value is $351,611.) The market may be experiencing an increase in land value and resale potential. The Company is currently in arrears on back taxes in the amount of $39,998.07.


ITEM IA. FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

An investment in the Common Stock of the Company involves a high degree of risk. In addition to the other information contained in this Form 10-QSB, prospective investors should carefully consider the following risk factors:

1. SIGNIFICANT AND REPEATED LOSSES. During fiscal 1998, the Company's most recent fiscal year, the Company's losses were ($997,333) compared to losses of ($104,834) incurred during fiscal 1997. The Company faces all the risks inherent in a new business. The Company's Xenogenics subsidiary is without any record of earnings and sales. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits, so shareholders might lose all or substantially all of their investment. Fiscal 1998 research and development costs were $286,518; the Company did not incur any research and development costs during Fiscal 1997. The increase in R&D costs during Fiscal 1998 reflected the Company's beginning its pre-clinical trials of the SYBIOL (R) synthetic bio-liver technology. The Company is continuing its research and development during Fiscal 1999.

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

<PAGE  9>

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

<PAGE 10>

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

14. VALUATIONS & PRIOR ASSET ACQUISITIONS. There can be no assurance that the Company will not revalue the Company's previously acquired assets to reflect changing values and conditions..

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

<PAGE 11>

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

19. PATENTS AND PROPRIETARY TECHNOLOGY. Any proprietary protection that the Company can obtain and maintain will be important to its proposed business. A patent application is presently pending on the process utilized by the SYBIOL
(R) artificial liver device under the Patent Cooperative Treaty Protection in 15 countries. The SYBIOL (R) mark is registered in the United States Patent and Trademark Office, number 2,048,080. The patent positions of bio-pharmaceutical and biotechnology firms, as well as academic and other research institutions, are uncertain and involve complex legal and factual questions. Accordingly, no firm predictions can be made regarding the bio- pharmaceutical and biotechnology patents or whether the Company will have the financial resources to aggressively protect its rights.

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

<PAGE 12>

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

<PAGE 13>

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


OVERVIEW

BUSINESS OF EXTEN INDUSTRIES, INC.

As of August 31, 1999, the Company's only active business is the proposed research and development activities of SYBIOL (R) artificial liver technology.

BUSINESS OF XENOGENEX, INC.

Xenogenex, Inc. ("Xenogenex") was incorporated in California on July 30, 1991 for the purpose of funding biotech research. On September 11, 1991 the Company signed a research contract with Cedars-Sinai Medical Center in Los Angeles, California. , as a result of which, in March of 1993, Xenogenex received all the rights to a synthetic bio-liver, SYBIOL(R) developed for Xenogenex under contract with Cedars-Sinai Medical Center.

In July of 1996, Xenogenex transferred all assets and rights to the Sybiol(R) synthetic bio-liver technology to Exten Industries, Inc., in exchange for the assumption of certain of its debts.

BUSINESS OF XENOGENICS CORPORATION

Xenogenics Corp. ("Xenogenics") was incorporated in Nevada on April 30, 1997 for the purpose of funding and conducting biotech research.

In June 1997, Exten Industries, Inc. transferred all assets and rights to the Sybiol (R) synthetic bio-liver technology to the new Xenogenics Corporation, at that time a wholly-owned subsidiary (now majority-owned) so as to better fund and continue the research with the artificial liver technology.

A patent application is presently pending on the process utilized by the SYBIOL (R) artificial liver device. The Company has received notice that the Sybiol trademark (US Trademark Application Serial No. 74/522,603) has been registered by the United States Patent and Trademark Office.

<PAGE 14>

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1999 COMPARED TO THREE MONTHS ENDED
AUGUST 31, 1998:

During the 3 months ended August 31, 1999, the Company incurred $24,786 in consulting fees compared to $ 62,500 for the 3 months ended August 31, 1998. This decrease in consulting fees was due to the Company's reduced use of outside consultants for administrative activities and the reliance on the roles filled by outside consultants.

During the 3 months ended August 31, 1999, the Company incurred $23,722 in general and administrative expenses. This decreased from $62,686 the 3-month period ended August 31, 1998. This decrease was due to a reduction in executive salaries (which have been accrued and not paid),support functions, and legal and accounting and other ancillary expenses.

During the 9 months ended August 31, 1999 the Company advanced $150,000 to Loyola University Medical Center under the terms of a sponsored research agreement. Of this amount, $50,000 was inadvertently expensed twice. The August 31, 1999 financial statements correct this error. Accordingly, during the 3 months ended 8/31/99 a credit of $50,000 in research and development costs were incurred. The company's research and development efforts commenced in 1998 with the signing of the Loyola research agreement and the commencement of research activities by their scientific staff.

As a result, total operating expenses for the 3 month period ended August 31, 1999 were $13,748 compared to $190,319 for the 3 month period ended August 31, 1998. This resulted in the Company recording a loss from operations of $13,748 for the 3 month period ended August 31, 1999 compared to a loss from operations of $190,319 for the comparable period in 1998, or a decrease of approximately 90%.

NINE MONTHS ENDED AUGUST 31, 1999 COMPARED TO NINE MONTHS ENDED AUGUST 31, 1998

During the 9 months ended August 31, 1999, the Company incurred $91,895 in consulting fees compared to $109,245 for the nine months ended August 31, 1998. This decrease in consulting fees was due primarily to the Company's reduced use of outside consultants for administrative activities.

During the 9 months ended August 31, 1999, the Company incurred $172,966 in general and administrative expenses. This is a decrease from the nine-month period ended August 31, 1998, which was $201,309.. This decrease was due to a reduction in executive salaries (which have been accrued and not paid), support functions, and legal and accounting and other ancillary expenses.

During the nine months ended August 31, 1999 a credit of $30,000 in research and development costs was incurred. As a result, total operating expenses for the nine month period ended August 31, 1999 were $284,754 compared to $400,836 for the nine month period ended August 31, 1998. This resulted in the Company recording a loss from operations of $286,354 for the nine month period ended August 31, 1999 compared to a loss from operations of $401,636 for the comparable period in 1998, or a decrease of approximately 29%.

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

The Company continues to pay directors fees, consulting fees, and in some cases, legal and professional fees through the issuance of the Company's Common Stock with the subsequent registration of the shares so issued on Form S-8. The Company has been forced to take these steps to conserve the Company's cash and liquid resources.

<PAGE 15>


PART II.  OTHER INFORMATION

Item 1:     Legal Proceedings
            NONE

Item 2:     Changes in Securities
            NONE

Item 3:     Defaults Upon Senior Securities
            NONE

Item 4:     Submission of Matters to a Vote of Security Holders
            NONE

Item 5:     Other Information
            The Company's address is now:
            9620 Chesapeake Drive, Suite 201
            San Diego, California, 92123-1324

Item 6a:    Exhibits
            NONE

Item 6b:    Reports on Form 8-K
            NONE


<PAGE  16>

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.


                                         EXTEN INDUSTRIES, INC.
                                              (Registrant)

Date:  010/14/99                         By:  /s/ W. Gerald Newmin
                                                  W. Gerald Newmin
                                             Chairman, Chief Executive Officer


Date:  010/14/99                         By:  /s/ Jerry Simek
                                                  Jerry Simek
                                             Director, President and
                                             Chief Operating Officer


<PAGE  17>