Form 10-K
period 1999-11-30
EXTEN INDUSTRIES INC
filed 2000-02-28
CIK 811779

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                 FORM 10-KSB

(X) Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended November 30, 1999

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

                       9620 CHESAPEAKE DRIVE, SUITE 201
                         SAN DIEGO, CALIFORNIA 92123
                       --------------------------------
                   (Address of principal executive offices)

                               (858) 496-0173
                               --------------
             (Registrant's telephone number, including area code)

        Securities registered under Section 12(b) of the Exchange Act:

Title of each class on which registered                  Name of each exchange
     Common Stock $0.01 per share                               (None)
     ----------------------------                               ------

          Securities registered pursuant to Section 12(g) of the Act:
                                     None
                                     ----

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to be file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes _X_   No ___

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     State issuer's revenues for its most recent fiscal year:  $ 0 .
                                                               ----

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer (based upon 37,963,107 shares held by non-affiliates and the closing price of $.85 per share for the common stock on the over-the counter market as of February 23, 2000: $ 32,268,640.

State the number of shares of the issuer's common stock, par value. 01, outstanding as of February 23, 2000: 49,501,019.

                     DOCUMENTS INCORPORATED BY REFERENCE
                                    None.
                                    ----

Transitional Small Business Disclosure Format (check one):  Yes ____  No _X_

-------------------------------------------------------------------------------

EXTEN INDUSTRIES, INC.
                                 FORM 10-KSB

                                    INDEX
PART I
------

Item 1.  DESCRIPTION OF BUSINESS                                         1
Item 2.  DESCRIPTION OF PROPERTY                                         3
Item 3.  LEGAL PROCEEDINGS                                               4
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             4

PART II
-------

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
           AND RELATED STOCKHOLDER MATTERS                              4
Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS     5
Item 7.  FINANCIAL STATEMENTS                                           6
Item 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                     6

PART III
--------

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS   6
Item 10. EXECUTIVE COMPENSATION                                         7
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT   8
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 9
Item 13. EXHIBITS AND REPORTS ON FORM 8-K                               9

SIGNATURES                                                             10

CONSOLIDATED FINANCIAL STATEMENTS                                   F1 - F10

-------------------------------------------------------------------------------

                                   PART I

                      ITEM 1.  DESCRIPTION OF BUSINESS


The private securities litigation reform act of 1985 provides a "safe harbor" for forward-looking statements. This report on Form 10-KSB contains a number of forward-looking statements, which reflect the Company's current views with respect to future events and financial performance including statements regarding the Company's strategy, product under development and plans for operations. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future," "plans," "targets" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's ability to introduce new products, the Company's ability to manage its expected growth, its limited protection of technology and trademarks, the Company's dependence on limited cash resources, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

INTRODUCTION
Exten Ventures, the predecessor of Exten Industries, Inc., a Delaware Corporation ("the Company" or "Exten"), was originally incorporated on April 28, 1970. From 1985 to 1990, the Company provided merchant banking services. In September of 1991 the Company acquired all of the outstanding stock of Xenogenex, Inc., a California corporation, ("Xenogenex"). At that time Xenogenex was funding research on xenogeneic transplants and the development of an artificial liver or synthetic bio-liver with a major West Coast medical center. Xenogenex had the rights to the commercial development of the research work being performed by that medical center. In July 1996 all right, title and interest in the artificial liver technology was transferred to the Company.

In 1997 the Company formed a new subsidiary, Xenogenics Corporation, a Nevada corporation, (Xenogenics) for the express purpose of holding and developing the Sybiol(R) technology. Xenogenics holds all rights to the extracorporeal
artificial liver technology.   The company is currently conducting pre-clinical
research at Loyola University Medical Center in Chicago, Illinois.

BUSINESS OF EXTEN. As of November 30, 1999, the Company's only active business is the management of its subsidiary and its proposed research and development activities of Sybiol(R) synthetic bio-liver or artificial liver technology.

BUSINESS OF XENOGENICS. Xenogenics was incorporated in Nevada on April 30, 1997 for the purpose of funding and conducting biotech research. In June 1997, Exten transferred all assets, including but not limited to, rights to the Sybiol(R) synthetic bio-liver technology to the majority-owned subsidiary, Xenogenics. Xenogenics' only active business is the proposed research and development activities of Sybiol(R) synthetic bio-liver or artificial liver technology.

EMPLOYEES. As of February 28, 2000, Exten had 2 officers and one part time person and Xenogenics had one officer.

RESEARCH AND DEVELOPMENT. In fiscal 1999, the Company's research and development costs were $145,940. Research and development costs during fiscal 1998 were $191,712. The company intends to continue its research and development during fiscal 2000.

                                     - 1 -
-------------------------------------------------------------------------------

COMPETITION. The Company is engaged in businesses characterized by extensive research efforts, rapid technological change, and intense competition.
Vitagen, Hemocleanse, Excorp and one German firm are the 4 most noteworthy of the competitors in various stages of development. However there is no live-cell artificial liver device available on the US market. The Company believes it has significant advantages in methodology and mechanical structure which provide significant cost and other advantages over competitive technologies. The Company's device will be among those which most closely replicate human liver functions, not just a blood-cleaning device. Competition can be expected to increase as technological advances are made and commercial applications broaden. The industries in which the Company seeks to compete are characterized by substantial competition involving biotechnology and major bio-pharmaceutical, chemical and biological testing companies. Many of the Company's existing and potential competitors have substantially greater financial, research and development, clinical, regulatory, marketing and production resources than those of the Company and may be better equipped than the Company to develop, manufacture and market competitive therapeutic products or testing services. These companies may develop and introduce products and services competitive with, superior to, or less costly than those of the Company, thereby rendering some of the Company's technologies and products and services under development less competitive or obsolete. There are established companies and firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company may continue to be at significant competitive disadvantage vis-a-vis the Company's competitors. Competitors or potential competitors of the Company have filed applications for, or have been issued, certain patents, and may obtain additional patents and proprietary rights, relating to technologies competitive with those of the Company. Accordingly, there can be no assurance that the Company's patent applications will result in patents being issued or that, if issued, such patents will provide protection against competitive technology that circumvents such patents or will be held valid by a court of competent jurisdiction; nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent. Furthermore, there can be no assurance that licenses that might be required for the Company's processes or products would be available on reasonable terms, if at all. The Company also intends to rely upon unpatented trade secrets, know-how and continuing technological innovation to develop and maintain its competitive position. No assurance can be given that others will not independently develop substantially equivalent proprietary information and technology, or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to its unpatented trade secrets.

PATENTS AND PROPRIETARY TECHNOLOGY. Any proprietary protection that the Company can obtain and maintain will be important to its proposed business.
A patent application is presently pending on the process utilized by the Sybiol(R) artificial liver device under the Patent Cooperative Treaty Protection in 15 countries. The Sybiol(R) mark is registered in the United States Patent and Trademark Office, number 2,048,080. The patent positions of bio-pharmaceutical and biotechnology firms, as well as academic and other research institutions, are uncertain and involve complex legal and factual questions. Accordingly, no firm predictions can be made regarding the bio-pharmaceutical and biotechnology patents or whether the Company will have the financial resources to aggressively protect its rights.

NEED FOR GOVERNMENT APPROVAL. The Company's products will be subject to regulation in the US by the Food and Drug Administration ("FDA") and by comparable regulatory authorities in foreign jurisdictions. The products produced will be classified as "biologics" regulated under the Public Health Service Act and the Federal Food, Drug and Cosmetic Act. Development of a therapeutic product for human use is a multi-step process. First, animal or in vitro testing must establish the potential safety and efficacy of the experimental product in a given disease. Once the product has been found to be reasonably safe and potentially efficacious in animals, suggesting that human testing would be appropriate, an Investigational New Drug ("IND") application is submitted to the FDA. FDA approval is necessary before commencing clinical investigations. That approval may, in some circumstances, involve substantial delays.

                                     - 2 -
-------------------------------------------------------------------------------

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


                      Item 2.  DESCRIPTION OF PROPERTY

EXTEN

SAN DIEGO. Exten leases approximately 300 square feet of space, at $300 per month, in an office building at 9620 Chesapeake Dr., Suite 201 in San Diego, CA. The Company believes these facilities are adequate for the near future.

ARIZONA. As of November 30, 1999, the Company owned 227 undeveloped lots in the Grand Canyon Development in Valle, Arizona, approximately 70 miles south of the Grand Canyon. This property is currently for sale.

XENOGENICS

During the fiscal year ending November 30, 1999, Xenogenics was provided offices and clerical services by its parent, Exten, and did not maintain separate offices.


                                     - 3 -
-------------------------------------------------------------------------------

                         Item 3.  LEGAL PROCEEDINGS

There were no pending legal proceedings involving the Company as of November 30, 1999.


         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No meeting of the Company's shareholders was held and no matters were submitted to a vote of the shareholders during the 1999 fiscal year.


                                  PART II


               Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                        AND RELATED STOCKHOLDER MATTERS

From June 14, 1994 to the present, the Company's Common Stock has traded on the OTC Bulletin Board. The table below gives the range of high and low bid prices for Exten Common Stock for the fiscal years ended November 30, 1999 and November 30, 1998.

                        CALENDAR YEAR ENDED DECEMBER 31,
                                    1999

                                           High    Low
                                           ----    ---
                        First quarter      .05     .02
                        Second quarter     .067    .02
                        Third quarter      .06     .02
                        Fourth quarter     .07     .02

                                    1998
                        First quarter      .08     .04
                        Second quarter     .14     .05
                        Third quarter      .06     .03
                        Fourth quarter     .06     .03

The quotations reflect inter-dealer prices, without retail mark-ups, mark-down or commission and may not represent actual transactions or a liquid trading market.

No cash dividends have been paid on Exten Common Stock for the 1999 and 1998 fiscal years and no change of this policy is under consideration by the Board of Directors.

The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements, and condition, opportunities for reinvesting earnings, business conditions, and other factors. The number of shareholders of the Company's Common Stock on November 30, 1999 was approximately 2,550. There are otherwise no restrictions on the payment of dividends.

RECENT SALES OF UNREGISTERED SECURITIES.  None


                                     - 4 -
-------------------------------------------------------------------------------

     Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation   The Company's only business in fiscal 1999 was the research and development of the proprietary Sybiol(R) liver support technology.
Dr. John Brems, Chairman of the Company's Scientific Advisory Board, oversees Loyola University's liver transplant program and has established an artificial liver research program focusing on the Company's technology. He has recruited a team of many of the world's foremost liver doctors and scientists to Loyola. Scientific Advisory Board members include Dr. Donald Cramer, BS, DVM, and Ph.D., director of Transplantation Research at Children's Hospital in
Los Angeles; Dr. Jim Filkins, Professor Emeritus of Physiology and Surgery at Loyola University Stritch School of Medicine in Chicago; Dr. David Van Thiel, MD Director of Liver Transplantation at Loyola; Amy Friedman, MD, Chief, Liver Transplantation, Yale-New Haven Hospital; Kurt Gehlsen, Ph. D., former CEO of Trauma Products; Dr. Alessandra Colantoni, Research Associate, Liver Transplant Service, Loyola University; and Dr. Giovanni Ambrosino, Professor of Surgery, Director of Bioartificial Liver program, University of Padova, Italy; also serve on the Scientific Advisory Board.
     The Company continues to seek financing for its subsidiary, Xenogenics.
In order to resolve its continuing financing difficulties, the Company is exploring various opportunities to obtain additional means of financing, including mergers, acquisitions or other business combinations and alliances.
     The Company has identified several business entities which present possibilities for alliance, acquisition or merger. The Company's plans are in the preliminary discussion stage; the Company currently has no immediate projects and is not engaged in negotiations with respect to any such alliance or acquisition.
     The Company continues to effect transactions that reduce its liabilities and cash requirements, and raise capital. The Company has negotiated with certain vendors and creditors to settle its liabilities. During Fiscal 1998 and 1999, the Company took additional steps to control expenses and in October of 1998 settled a debt to a former officer, Robert H. Goldsmith, by a debt to equity exchange for shares of restricted stock, 400,000 up front and an additional 22,622 convertible preferred shares were issued in April 1999. This served to reduce prior debt and otherwise permit management to focus its energies on the Company's proposed business.
     While the Company continues to seek additional financing through the offering and sale of the Company's securities, joint ventures, and other efforts, the Company has not received any indication that it will be successful in these efforts. The Company may consider forming an alliance or completing a merger with one or more other entities. There can be no assurances that the Company will be successful in obtaining any additional financing or in otherwise completing any joint venture, alliance, merger, or other transaction or, if the Company is successful in completing any such transaction, that it can be completed on terms that are reasonable in view of the Company's current circumstances.

     The Company continues to pay directors fees, consulting fees, and in some cases, legal fees through the issuance of the Company's Common Stock with the subsequent registration of the shares so issued on Form S-8. The Company has been forced to take these steps to conserve the Company's cash and liquid resources. The Company does not expect to purchase or sell plant or significant equipment and does not anticipate any significant changes in the number of its employees.

RESEARCH AGREEMENTS FOR SYBIOL(R) DEVELOPMENT

A. LOYOLA UNIVERSITY MEDICAL CENTER, CHICAGO. US research on the efficacy of the Sybiol(R) device is being conducted at Loyola University Medical Center, Chicago, IL, by a team of bioartificial liver researchers including John Brems, MD, FACS, Chairman of Xenogenics' Scientific Advisory Board, James Filkins, Ph.D., and Professor David Van Thiel, MD, FACP, also Xenogenics Scientific Advisory Board members and noted hepatological experts.

B. UNIVERSITY OF PADOVA, PADOVA ITALY. The Italian research site did not produce any data or results in fiscal 1999 and may be discontinued.


                                     - 5 -
-------------------------------------------------------------------------------

                        Item 7.  FINANCIAL STATEMENTS

The full text of the Company's audited consolidated financial statements for the fiscal years ended November 30, 1999 and 1998 begins on page F-1 of this Report and is incorporated herein by reference.


               Item 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III


     Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Executive Officers of the Company as of November 30, 1999 were:

Name               Age      Position                              Date elected
----               ---      --------                              ------------

W. Gerald Newmin   62       Chairman, CEO, Secretary & Director     12-01-95

Jerry G. Simek     56       President & Director                    03-20-98

Farrest Loper      62       Director                                06-16-98

     MR. W. GERALD NEWMIN was retained as a consultant to the Board of Directors of the Company in June 1995. Mr. Newmin was elected Acting Secretary of the Corporation on July 13, 1995. On December 1, 1995, Mr. Newmin was elected Chairman, Chief Executive Officer, and President of the Company.
Mr. Newmin is a principal of Newmin & Associates, specializing in mergers and acquisitions and the operational management of troubled companies. Mr. Newmin currently serves as Chairman of the Board of Directors and CEO of SYS, a publicly traded defense systems company in San Diego, California which is currently traded on the OTC Bulletin Board. Mr. Newmin is past Chairman of the Board of the Corporate Directors Forum, a non-profit organization which promotes corporate governance, and which is composed of over 140 Board members from California companies.. Mr. Newmin holds a Bachelor's degree in Accounting from Michigan State University.

     MR. JERRY SIMEK was elected to the Board of Directors on March 20,1998. He was appointed President, COO and Treasurer of Exten on June 16, 1998. Mr. Simek has been President of JGS Management Group since 1984, specializing in strategic planning, financial management, business/corporate development and international business. He has successfully directed and implemented company reorganizations, refinancing programs, company turnarounds, market development, acquisition and divestiture programs. Simek was President of a San Diego public medical electronics manufacturing company and facilitated its turnaround and funding. Simek has over thirty years of management experience with major multinational companies in the medical, energy, electronics and aerospace industries including Baxter and Johnson & Johnson. He has facilitated raising capital in public, private and start-up ventures; has identified and established joint venture transatlantic manufacturing, trading company and joint licensing programs; plus established and implemented multimillion dollar project management and manufacturing expansion programs. Mr. Simek has been Director and/or Management Advisor for public and private companies in the US and UK. He has a BS from Illinois Institute of Technology and MBA from Pepperdine University.

     MR. FARREST LOPER was elected to the Board of Directors June 1998. For the past eight years Mr. Loper has been President of Loper & Associates, a firm providing executive strategic management services to distribution, manufacturing and service firms, specializing in turnarounds and growth acceleration. The firm also consults to capital-providing firms, providing business valuation and due diligence services. As President of Loper & Associates, Mr. Loper has served as President and CEO of T-Systems International, Stripping Technologies, and Ponsor Corporation. Mr. Loper's education includes an MBA from Harvard Business School and a Master of Science in Engineering Administration from the University of South Florida. He has served on non-profit and corporate boards in the US, Mexico, Europe and Australia. He is an adjunct professor for MBA courses in Strategic Management at National University and the University of Phoenix.

All Directors serve for a term of one (1) year. There are no family relationships among directors or executive officers of the Company.


                                     - 6 -
-------------------------------------------------------------------------------

                      Item 10.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation received for the fiscal years ended November 30, 1999, 1998 and 1997 for services rendered to the Company in all capacities by the Company's Chief Executive Officers and other highly compensated executive officers.

                        SUMMARY COMPENSATION TABLE

                          Annual Cash Compensation         Long Term Compensation
                         ---------------------------  -------------------------------
                                                             Awards           Payouts
                                                      ----------------------  -------
                                                      Restricted  Securities
                                        Other Annual    Stock     Underlying   LTIP      All Other
Name and principal       Salary  Bonus  Compensation   Award(s)    Options/   Payouts   Compensation
position            Year  ($)     ($)        ($)         ($)       SARs (#)     ($)         ($)
----------------------------------------------------------------------------------------------------
W. Gerald Newmin,   1999   0       0          0           0            0         0           0
Chairman, CEO,      1998   0       0          0           0            0         0      $187,351 (2)
Secretary and       1997   0       0    $162,500 (1)      0            0         0      $ 52,000 (2)
Director
----------------------------------------------------------------------------------------------------
Jerry Simek,        1999   0       0          0           0            0         0      $ 10,560
President, COO,     1998   0       0          0           0            0         0      $ 54,840 (2)
Treasurer and       1997   0       0          0           0            0         0           0
Director
----------------------------------------------------------------------------------------------------
James Considine,    1999   0       0          0           0            0         0      $  9,000
President of        1998   0       0          0           0            0         0      $ 59,500 (2)
Xenogenics          1997   0       0          0           0            0         0           0
----------------------------------------------------------------------------------------------------

(1) The Company issued a $162,500 secured promissory note to Mr. Newmin for services rendered as the Company's President during the fiscal year ending November 30, 1996 and as a prepayment (of $12,500) for services to be rendered in the month of December 1996. That note was replaced in 1999 by a new note in the amount of $168,545 (including principal and accrued interest), which was issued by Xenogenics. The new note carries an interest rate at the Wall Street Journal prime rate, plus 2% per annum and is convertible into 168,545 shares of Xenogenics common stock. The note is secured by Xenogenic's patent applications, licenses, technologies, agreements, inventory, machines, office furniture, and all other Company assets. The note has been extended through May 30, 2001.

(2) Represents the fair market value of stock paid in lieu of cash based on the closing market price on date of approval by the Board of Directors.


2.  OTHER NON-CASH COMPENSATION

     Directors of the Company who are also consultants do not receive cash compensation for their services as directors or members of committees of the Board of Directors, but may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the Board of Directors or management committees.


3.  STOCK OPTION GRANTS

     No new stock options were granted in 1999:


                                     - 7 -
-------------------------------------------------------------------------------

   Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as to shares of common stock owned by (i) each person known to beneficially own more than 5% of the outstanding common stock, (ii) each director and named executive officer of the Company, and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, each person has sole voting and investment power over the shares beneficially owned by him. Unless otherwise indicated, the address of each named beneficial owner is that of the Company's principal offices located at 9620 Chesapeake Dr., Suite 201, San Diego, California 92123.

Name                       Title                Common Shares    % Class (1)
----------------------------------------------------------------------------
W. Gerald Newmin (2)       President, CEO,
                           Chairman & Secretary   3,898,339          7.88%
Jerry G. Simek             Director and COO         784,250          1.58%
Farrest Loper              Director                  24,000          0.04%
James Considine            Pres. of Xenogenics       30,000           .06%
William R. Hoelscher (3)                          2,493,000          5.03%
----------------------------------------------------------------------------
All Officers and
  Directors as a Group (4 persons)                4,736,589          9.56%
----------------------------------------------------------------------------

Footnotes:

(1) Based on 49,501,019 shares of the Company's Common Stock outstanding as of February 23, 2000. Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities and Exchange Act of 1934. Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights are deemed outstanding for purposes of computing shares beneficially owned by and the percentage of ownership of each such person and group. However, such shares are not deemed outstanding for purposes of computing the shares beneficially owned by, or percentage of ownership of, any other person or group.

(2) Includes 902,236 shares beneficially controlled by Mr. Gerald Newmin.

(3) Includes 172,000 shares and 1,600,000 shares underlying options granted Electrical & Technical Consulting, a company partially owned by the estate of William R. Hoelscher, a deceased former Director of the Company. Options to purchase 800,000 shares are exercisable at $.10 per share, and options to exercise the remaining 800,000 are exercisable at $.06 per share. All options expire on November 30, 2000. There is no provision in the grant for any extension of the exercise period beyond the expiration date shown above.


                                     - 8 -
-------------------------------------------------------------------------------

           Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On November 30, 1996, Xenogenics assumed a promissory note in the amount of $162,500 plus accrued interest of $6,045 owing to W. Gerald Newmin, in connection with the transfer of the Sybiol(R) patents, trademarks, licenses and assets from Exten. The note is payable at Wall Street Prime Rate plus 2% per annum until maturity and is convertible into common stock of Xenogenics at $1.00 per share over its term. In addition Mr. Newmin was granted an option to purchase an additional 162,500 shares of common stock at $1.00 per share over a three year period. The note is secured by a security interest. in the Sybiol(R) patents, trademarks, technology and assets. The balance at May 30, 1999 including interest was $199,063. The note has been extended through May 30, 2001.

     In June 1997 Mr. A. Jack Schaps loaned Xenogenics $245,000 under two year promissory notes which are payable interest only at Wall Street Prime Rate plus 2 % per annum until maturity and are convertible into common stock under a formula ranging from $1.00 to $3.00 per share. In addition, Mr. Schaps was granted an option to purchase 245,000 shares of common stock of Xenogenics at $1.00 per share over a three-year period. The note is secured by a partial security interest in the Sybiol(R) patents, trademarks, technology and assets. The note has been extended through March 7, 2001. During January 1999,
Mr. Schaps purchased shares of preferred stock of Xenogenics for $99,996.
The Preferred Stock is Series A Convertible Limited Term Preferred stock with 7% per annum dividend and is convertible into 83,335 shares of Xenogenics' common stock over a period of three years.

     Exten entered into a Settlement and Mutual Release Agreement with former President of Exten, Robert H. Goldsmith, on September 7, 1998. Under the terms of this agreement Exten issued 400,000 shares of its Common Stock and agreed to issue additional shares should the price not achieve certain levels during the period of December 1, 1998 to January 31, 1999. Since the price of Exten's stock did not achieve the agreed-upon price level, Exten has issued an additional 22,622 shares of Series A Preferred stock to Goldsmith for no additional consideration.


                  Item 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS                                             DESCRIPTION
Exhibit 27.1                                         Financial Data Schedule

REPORTS ON FORM 8-K
No reports on Form 8-K were filed during the last quarter of the period covered by this report.


                                     - 9 -
-------------------------------------------------------------------------------

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15D of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,


                                                        EXTEN INDUSTRIES, INC.
                                                                  (Registrant)


                                                       By /s/ W. Gerald Newmin
                                                              W. Gerald Newmin
                                                                Chairman & CEO
                                                                 Dated 2/25/00



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Title                                        Date
---------                 -----                                        ----

/s/ W. Gerald Newmin      Chairman ,CEO,
W. Gerald Newmin          and Secretary                              02/25/00

/s/Jerry G. Simek         President, COO                             02/25/00
Jerry G. Simek            and Treasurer

/s/ Farrest Loper         Director                                   02/25/00


                                     - 10 -
-------------------------------------------------------------------------------

                   INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Exten Industries, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheet of Exten Industries, Inc. and Subsidiary (a development stage company) as of November 30, 1999, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Exten Industries, Inc. and Subsidiary as of November 30, 1998, before restatement adjustment described in Note 4, were audited by other auditors whose report dated March 2, 1999 included an explanatory paragraph that described the going concern uncertainty to the financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.

We also audited the adjustments described in Note 4 that were applied to restate the 1998 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exten Industries, Inc. and Subsidiary as of November 30, 1999, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has sustained recurring losses and negative cash flows for several years and it had a working capital deficiency and was in default under the terms of three of its loan agreements at November 30, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts and classification of liabilities that might result from the outcome of this uncertainty.


Logan Throop & Co., LLP
San Diego, California
February 22, 2000
                                    - F1 -
-------------------------------------------------------------------------------

                                          Exten Industries, Inc. and Subsidiary
                                                  (a development stage company)
                                                    Consolidated Balance Sheets

===============================================================================
November 30,                                        1999               1998
-------------------------------------------------------------------------------
ASSETS

Current assets
  Cash                                         $         228     $      14,310
  Prepaid research                                    81,863              -
-------------------------------------------------------------------------------
     Total current assets                             82,091            14,310

Real estate held for sale                             47,200            47,200
Patent costs and other intangibles                    40,737            38,667
Equipment, net of accumulated depreciation             1,284             1,650
-------------------------------------------------------------------------------

  Total assets                                 $     171,312     $     101,827
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
  Accounts payable                             $      83,574     $      64,870
  Accrued expenses to be satisfied
     by the issuance of common stock                 470,450           124,093
  Other accrued expenses                              68,822           227,681
  Advances from officer                               66,078            37,989
  Notes payable                                       77,590           382,617
-------------------------------------------------------------------------------

     Total current liabilities                       766,514           837,250
-------------------------------------------------------------------------------

Noncurrent notes payable                             403,545            15,000
-------------------------------------------------------------------------------

     Total liabilities                             1,170,059           852,250
-------------------------------------------------------------------------------

Minority interest in subsidiary                        1,153               863

Stockholders' deficiency
  Preferred convertible stock, series H,
     par value $.01, 5,000,000 shares
     authorized, 22,622 and 0 shares
     issued and outstanding.                             226              -
  Common stock, par value $.01,
     50,000,000 shares authorized,
     49,501,019 and 48,349,669 shares
     issued and outstanding.                         495,010           483,496
  Common stock subscribed and unissued
     498,981 and 1,650,331 shares
     respectively.                                     4,989            16,502
  Additional paid in capital                       9,916,080         9,649,212
  Deficit accumulated prior to the
     development stage                           (10,084,284)      (10,084,284)
  Deficit accumulated during the
     development stage                            (1,331,921)         (816,212)
-------------------------------------------------------------------------------

     Total stockholders' deficiency                 (999,900)         (751,286)
-------------------------------------------------------------------------------

  Total liabilities and stockholders'
     deficiency                                $     171,312     $     101,827
===============================================================================

                        See accompanying notes and Independent Auditors' report

                                    - F2 -
-------------------------------------------------------------------------------

                                          Exten Industries, Inc. and Subsidiary
                                                  (a development stage company)
                                          Consolidated Statements of Operations

==================================================================================================
                                                                    Period from February 28, 1997
                                                                   (inception of development stage)
                                                                         to November 30, 1999
Years ended November 30,                     1999          1998               (unaudited)
--------------------------------------------------------------------------------------------------
Operating expenses
  General and administrative                330,514       594,908              1,346,976
  Research and development                  145,940       191,712                172,249
  Depreciation                                  367           183                 24,025
--------------------------------------------------------------------------------------------------

     Total operating expenses               476,821       786,803              1,543,250
--------------------------------------------------------------------------------------------------

Loss from operations                       (476,821)     (786,803)            (1,543,250)
--------------------------------------------------------------------------------------------------

Other income (expense)
Interest expense                            (46,345)      (24,254)               (98,508)
Minority interest in loss of subsidiary       8,602          -                     8,602
--------------------------------------------------------------------------------------------------

Total other income (expense)                (37,743)      (24,254)               (89,906)
--------------------------------------------------------------------------------------------------

Net loss before extraordinary item         (514,564)     (811,057)            (1,633,156)

Net gain (loss) on extinguishments
     of debt     -                             (620)               302,380
--------------------------------------------------------------------------------------------------

Net loss                                  $(514,564)    $(811,677)           $(1,330,776)
==================================================================================================

Loss per share                            $  (0.01)     $  (0.02)            $    (0.03)
Average number of shares outstanding     49,405,073    41,549,599             42,605,003


                        See accompanying notes and Independent Auditors' report

                                    - F3 -
-------------------------------------------------------------------------------

                                          Exten Industries, Inc. and Subsidiary
                                                  (a development stage company)
                            Consolidated Statements of Stockholders' Deficiency

===============================================================================================================

                                             Series H
                                 Common     Convertible               Common                         Total
                                 Stock       Preferred                 stock       Accumulated    Stockholders'
                                 Shares       Shares       Amount    subscribed      deficit       deficiency
---------------------------------------------------------------------------------------------------------------
Balance at February 28, 1997
  inception of development
  stage (unaudited)            29,968,382        -      $ 9,207,400       -       $(10,084,284)     $(876,884)

  Issuance of stock for cash
     (unaudited)                  120,000        -            6,000       -               -             6,000
  Issuance of stock for
     services (unaudited)       3,798,038        -           93,949       -               -            93,949
  Issuance of stock for
     settlement of accounts
     payable (unaudited)          750,000        -           30,000       -               -            30,000
  Issuance of stock to
     officer unpaid at end
     of year (unaudited)        2,500,222        -          140,040   (140,040)           -              -
  Net loss (unaudited)               -           -             -          -             (4,535)        (4,535)
---------------------------------------------------------------------------------------------------------------

Balance at November 30, 1997   37,136,642        -        9,477,389   (140,040)    (10,088,819)      (751,470)

  Issuance of stock for
     cash, net                    625,000        -           25,000       -               -            25,000
  Issuance of stock for
     services                  10,040,027        -          511,177       -               -           511,177
  Issuance of stock for
     settlement of accounts
     payable                       48,000        -            2,880       -               -             2,880
  Issuance of stock for
     settlement of notes
     payable                      500,000        -           30,000       -               -            30,000
  Effect of issuance of stock
     by subsidiary for
     consideration in excess
     of underlying book value        -           -           49,137       -               -            49,137
  Services provided by
     officer to extinguish
     receivable from sale
     of stock                        -           -             -       140,040            -           140,040
  Stock subscribed                   -           -           37,125     16,502            -            53,627
  Net loss                           -           -             -          -           (811,677)      (811,677)
---------------------------------------------------------------------------------------------------------------

Balance at November 30, 1998   48,349,669        -       10,132,708     16,502    $(10,900,496)     $(751,286)

  Issuance of stock for
     legal settlement                -         22,622       176,000       -               -           176,000
  Issuance of stock
     subscribed                 1,151,350        -           11,513    (11,513)           -              -
  Effect of issuance of
     stock by subsidiary
     for consideration in
     excess of underlying
     book value                      -           -           91,095       -               -            91,095
  Dividend paid to preferred
     minority shareholders           -           -             -          -             (1,145)        (1,145)
     Net loss                        -           -             -          -           (514,564)      (514,564)
---------------------------------------------------------------------------------------------------------------
Balance at November 30, 1999   49,501,019      22,622   $10,411,316   $  4,989    $(11,416,205)     $(999,900)
===============================================================================================================

                        See accompanying notes and Independent Auditors' report

                                    - F4 -
-------------------------------------------------------------------------------

                                          Exten Industries, Inc. and Subsidiary
                                                  (a development stage company)
                                          Consolidated Statements of Cash Flows

========================================================================================================
                                                                                Period from inception of
                                                                                  development stage to
                                                                                    November 30, 1999
Years ended November 30,                                 1999            1998          (unaudited)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $(514,564)      $(811,677)      $(1,330,776)
  Adjustments to reconcile net loss to
       net cash used by operating activities:
    Minority interest in loss of subsidiary              (8,602)           -               (8,602)
    Common stock issued for services                       -            511,177           714,909
    Note issued for compensation                           -               -               15,133
    Depreciation and amortization                           367             183            24,025
    Gain (loss) on extinguishment of debt                  -                620          (302,380)
    (Increase) decrease other current assets            (81,863)           -              (65,196)
    Increase (decrease) accounts payable                 18,704           3,094           (20,997)
    Increase (decrease) accrued expenses                419,006         115,884           580,465
--------------------------------------------------------------------------------------------------------
    Net cash used by operating activities              (166,952)       (180,719)         (393,419)
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Patent costs                                           (2,070)         (1,441)          (40,737)
  Purchase of property and equipment                       -             (1,833)           (1,833)
--------------------------------------------------------------------------------------------------------
    Net cash used by investing activities                (2,070)         (3,274)          (42,570)
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes and loans payable                  28,000          80,000           240,500
  Payments of notes and loans payable                      -               -              (50,000)
  Proceeds from sale of stock                              -             25,000            31,000
  Proceeds from sale of stock by subsidiary              99,996          32,399           132,395
  Advances from officer                                  28,089          37,989            66,078
  Dividends paid-subsidiary preferred stock              (1,145)           -               (1,145)
  Proceeds from subscriptions for purchase of
         common stock of subsidiary                        -               -               17,601
--------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities           154,940         175,388           436,429
--------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                         (14,082)         (8,605)              440
Cash at beginning of period                              14,310          22,915              (212)
--------------------------------------------------------------------------------------------------------
Cash at end of period                                 $     228       $  14,310       $       228
========================================================================================================

Supplemental disclosures:

  Interest paid                                       $   5,940       $  10,749       $    31,185

Noncash transactions
  Issuance of stock for legal settlement              $ 176,000
  Note payable issued for accrued liabilities         $  20,000                       $    11,500
  Note payable increased by accrued interest          $  30,518
  Stock subscribed for accrued expenses
         to be satisfied by the issuance of stock     $  18,961

                        See accompanying notes and Independent Auditors' report

                                    - F5 -
-------------------------------------------------------------------------------

                                          Exten Industries, Inc. and Subsidiary
                                                  (a development stage company)
                                     Notes to Consolidated Financial Statements
                                         Years ended November 30, 1999 and 1998

1.   ORGANIZATION AND OPERATIONS

     ORGANIZATION
Exten Industries, Inc. (Exten) is a holding company that is in the business of developing, through its subsidiary, Xenogenics Corporation (Xenogenics), a synthetic bio-liver ("SYBIOL") technology. Xenogenics was incorporated in February 1997 when Exten had written off the majority of its other holding investments and started focusing on the research and development of the SYBIOL(R) technology. Exten and its subsidiary (together the "Company"), therefore reentered the development stage with the formation of Xenogenics Corporation.

     OPERATIONS
Since inception of the development stage, the Company has been engaged in research and development, organizational activities, and obtaining financing. Through November 30, 1999, the Company has incurred development stage losses of $1,330,776. The technology was developed by Cedars Sinai Medical Center. The Company acquired all rights to the SYBIOL(R) technology in 1993 and has applied for trademark protection for the SYBIOL(R) trade name. In addition the rights to the technology on the process utilized by the Company's SYBIOL(R) device were pending as of November 30, 1999.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF CONSOLIDATION
The consolidated financial statements include the accounts of Exten and its subsidiary (together the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

     USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     IMPAIRMENT OF LONG-LIVED ASSETS
In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121 "), impairment losses on real estate and other long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

The Company's real estate held for sale was determined to be impaired prior to 1996 and, accordingly, it is stated at fair value, in accordance with SFAS 121, based upon management's estimate of the amount that will be recovered from the ultimate sale of the real estate.

     PATENT COSTS
Patent costs are recorded at cost and will be amortized over the estimated useful life using the straight-line method once finalized. Each patent will be continually evaluated by management to determine if its carrying value will be realized based upon the estimated discounted cash flow expected from the patent. Additional amortization will be recognized in a period a decline in value is identified. Because the patent is still pending amortization has not yet commenced.

     EQUIPMENT
Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (one to five years) using the straight-line method.

     INCOME TAXES
Deferred income taxes are provided for the estimated tax effects of timing differences between income for tax and financial reporting. A valuation allowance is provided against deferred tax assets, where realization is uncertain. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

                                    - F6 -
-------------------------------------------------------------------------------

     EARNINGS (LOSS) PER SHARE
Effective November 30, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which replaced the presentation of "primary" and "fully-diluted" earnings (loss) per common share required under previously promulgated accounting standards with the presentation of "basic" and "diluted" earnings (loss) per common share.

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

The Company was required to compute primary and diluted loss per share amounts for 1999 and 1998 pursuant to SFAS 128. Since the Company and its subsidiary had losses applicable to common stock in 1999 and 1998, the assumed effects of the exercise of outstanding stock options and conversion of notes were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying consolidated statements of operations.


3.   GOING CONCERN MATTERS

The Company has incurred net losses for several years, including net losses of $514,564 in 1999 and $811,677 in 1998. Management does not expect the Company to generate significant revenues in the near future. At November 30, 1999, the Company's stockholders' deficiency was $999,900 and its current liabilities exceeded its current assets by $684,423.

Additionally, even though the Company has been able to satisfy obligations for certain operating expenses by issuing shares of the Company's common stock, operating activities still generated negative cash flows aggregating $166,952 in 1999 and $180,719 in 1998. Furthermore, judgments and claims against the Company relating to loan guarantees, and amounts owed current and former suppliers continue to accumulate and it is in default under the terms of three of its loan agreements (see Note 9). These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

In order to continue as a going concern, develop and commercialize its technology and, ultimately, achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) raising additional capital through sales of common stock, the proceeds of which would be used to perfect the Company's patent position in its SYBIOL(R) technology and satisfy immediate operating needs; (2) continuing to use common stock to pay for consulting and professional services; (3) negotiating reductions in existing liabilities; and (4) selling nonproductive assets. In addition, management is continually seeking other potential joint venture partners or merger candidates that would provide financial, technical and/or marketing resources to enable the Company to realize the potential value of its technology. However, Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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


                                    - F7 -
-------------------------------------------------------------------------------

4.   CORRECTION OF PRIOR YEAR FINANCIAL STATEMENTS

During the year the Company discovered that research expenses, under a contract with a university, had been accrued without consideration to all the facts actually available at the time. This resulted in a material error in prior year financial statements. The effect on the 1998 financial statements was as follows:
                                                      Previously
                                         Adjusted       stated         Total
November 30, 1998                         balance       balance     adjustment
===============================================================================

Other accrued expenses                   $ 227,681    $ 413,337    $(185,656)
Research and development expenses        $ 100,862    $ 286,518    $(185,656)
Net loss                                 $(811,677)   $(997,333)   $ 185,656
===============================================================================

A second error was discovered in the treatment of stock to be issued for services. In prior years, the Company had erroneously accounted for such Board approved shares as a liability until the shares were issued. According to generally accepted accounting principles a commitment that is quantified in shares should be shown as stock subscribed until issued. Prior years financial statements have been restated to reflect the shares approved by the Board of Directors up to the maximum authorized shares. Because the Company has committed to issuing more shares than the 50,000,000 authorized, the excess is reflected as a liability. This error did not affect the net loss. The effect of this correction is as follows:

                                                      Previously
                                         Adjusted       stated         Total
November 30, 1998                         balance       balance     adjustment
===============================================================================

Accrued expenses to be satisfied
  by the issuance of common stock        $  124,093   $  177,720   $  (53,627)
Additional paid in capital               $9,649,212   $9,612,087   $   37,125
Common stock subscribed and unissued.    $   16,502   $        0   $   16,502
===============================================================================


5.   REAL ESTATE HELD FOR SALE

Real estate held for sale as of November 30, 1999 consisted of a parcel of undeveloped land near the Grand Canyon. The land was originally purchased in February 1992 for $1,654,000 and written down to its estimated fair market value of $47,200 in 1995.


6.   EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Equipment, net of accumulated depreciation consists of the following:

November 30,                                  1999                  1998
===============================================================================

Computer equipment                         $  1,834              $  1,834
Less accumulated depreciation                  (550)                 (183)
-------------------------------------------------------------------------------
                                           $  1,284              $  1,651
===============================================================================


7.   EXTINGUISHMENTS OF DEBT

During 1998 and 1997, the Company extinguished debts that had carrying values more or less than the fair value of the consideration transferred to the creditors and realized gains and losses as shown below. These were classified, in accordance with generally accepted accounting principles, as extraordinary items in the accompanying consolidated statements of operations:


November 30,                                                        1998
===============================================================================

Settlement of accounts payable                                   $ 30,000
Settlement of note payable                                        (30,620)
-------------------------------------------------------------------------------
                                                                 $   (620)
===============================================================================

The Company reversed a contingent payment it had accrued as of November 30, 1997 and recognized an extraordinary gain of $30,000 in 1998.

Pursuant to a tentative agreement dated September 7, 1998 the Company extinguished a note payable and accrued interest thereon with an aggregate carrying value of $171,100 by agreeing to issue a total of 3,590,664 shares of common stock to the creditor with a total fair value of $201,720. Accordingly, the Company recognized a loss on the extinguishment of debt of $30,620 in 1998. Subsequently in 1999 the note was settled for 22,622 shares of preferred convertible stock in lieu of the 3,590,664 shares of common stock.


8.   ADVANCES FROM OFFICER

An officer of the Company incurred expenses on behalf of the Company and agreed to defer payment. Advances from the officer are due on demand and accrue interest at the Wall Street Journal prime rate.


9.   NOTES PAYABLE

Notes payable consisted of the following:


November 30,                                       1999                  1998
===============================================================================

Note payable to minority shareholder, with
interest at the prime rate, 8.25% at
November 30, 1999, due on April 6, 2001.
(b), (d)                                        $ 195,000            $ 195,000

Note payable to related party, with interest
at the prime rate, 8.25% at November 30, 1999,
due on October 28, 1999. (a), (d)                  25,000                    0

Note payable to related party, with interest
at the prime rate, 8.25% at November 30, 1999,
due on January 5, 2001. (d)                        25,000                    0

Note payable to officer, with interest at the
prime rate, 8.25% at November 30, 1999, due on
June 1, 2001. (b), (c)                            199,063              168,545

Note payable to officer, with interest at 12%,
due on March 31, 2000. (b)                          3,000                    0

Notes payable to unrelated parties:
  2 loans with interest at 10%, due on
    April 17, 1999. (a), (e)                       15,000               15,000
  With interest at 8%, due on
    November 10, 2000. (e)                         15,000               15,000

Note payable to attorneys for
professional fees.                                  4,072                4,072
-------------------------------------------------------------------------------

Total                                             481,135              397,617
Less current portion                              (77,590)            (382,617)
-------------------------------------------------------------------------------

Non-current portion                             $ 403,545            $  15,000
===============================================================================

a) In default at November 30, 1999.
b) Interest on loans to related parties totaled $16,250 and $15,407 in 1999 and 1998, respectively.
c) Convertible into common shares of Xenogenics at $1.00 per share.
d) Convertible into common shares of Xenogenics at prices, based on a formula, ranging from $1.00 to $3.00 per share.
e) Convertible into common shares of Xenogenics at $1.875 per share.


                                    - F8 -
-------------------------------------------------------------------------------

10.  STOCKHOLDERS' DEFICIENCY

     NON-CASH STOCK ISSUANCES
During 1999, the Company issued shares of common stock, which were valued at their fair market value at the date of Board approval, in the following non-cash transactions:

> 1,151,350 shares, valued at $34,711, were issued for consulting services and directors' fees.

> The Company further issued 22,622 shares of series H convertible preferred stock valued at $176,000 in accordance with a final settlement agreement. The preferred shares are convertible into 100 shares of common stock. The Company has the right to redeem the shares at a price of $10 per share.

During 1998, the Company issued shares of common stock, which were valued at their fair market value at the date of issuance, in the following non-cash transactions:

> 10,040,027 shares, valued at $511,177, were issued for consulting services and directors' fees.

> 500,000 shares, valued at $30,000, were issued in connection with agreements for the settlement of notes payable.

> 48,000 shares, valued at $2,880, were issued in connection with an agreement for the settlement of an account payable.

> A receivable of $140,040 from the sale of shares to an officer in 1997 was extinguished through the provision of services with equivalent fair value which was a noncash transaction in 1998.

     STOCK OPTIONS

The Company has granted options to purchase common stock to various individuals, officers and directors of the Company in return for various services rendered to the Company. Since the Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards
No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and the exercise price of all of the options granted in 1999 and 1998 was equal to or greater than fair value, no earned or unearned compensation cost was recognized in the accompanying consolidated financial statements for stock options granted by the Company or its subsidiary in 1999 and 1998. However, even if compensation cost had been computed based on the fair value at the grant date for all awards in 1999 and 1998 consistent with the provisions of SFAS 123 and recognized in the financial statements, the Company's net loss in 1999 and 1998, and the related per share amounts, would not have been materially different from the amounts reported in the accompanying 1999 and 1998 consolidated statement of operations,

Changes during the years ended November 30, 1999 and 1998 in common stock options outstanding for the Company were as follows:

November 30,                              1999                    1998
===============================================================================
                                              Weighted                Weighted
                                  Shares or    average    Shares or    average
                                    price     exercise      price     exercise
                                  per share     price     per share     price
===============================================================================

Options outstanding at
beginning of year                 1,977,500      $.10     2,420,000      $.25

Options granted                           0         0       957,500      $.09

Options amended to extend
terms (expired in prior year.)      300,000      $.50

Options cancelled or expired              0         0    (1,400,000)     $.35
===============================================================================
Options outstanding at
end of year                       2,277,500      $.14     1,977,500       .10
===============================================================================
Options price range at
end of year                      $.04 - $.50             $.04 - $.10
===============================================================================
Exercisable at end of year        2,164,167               1,830,833
===============================================================================

The following table summarizes information about stock options outstanding at November 30, 1999 and 1998, all of which are at fixed prices:


Exercise Price   Number of options   Contractual life of   Number of options
                    outstanding      options outstanding      exercisable
===============================================================================

    $.04               37,500                1.9                 37,500
    $.06              800,000                1.0                800,000
    $.10              220,000                1.2                146,667
    $.10               60,000                2.1                 40,000
    $.10               60,000                3.1                 40,000
    $.50              300,000                3.7                300,000
-------------------------------------------------------------------------------
                    2,277,500                                 2,164,167
===============================================================================

                                    - F9 -
-------------------------------------------------------------------------------

     COMMON STOCK OF SUBSIDIARY

Prior to 1998, Xenogenics had been a wholly-owned subsidiary of Exten. As of November 30, 1998, Xenogenics was authorized to issue up to 50,000,000 shares of common stock and Exten owned 1,500,000 (98.7%) of the 1,520,000 shares that were outstanding. The 20,000 shares held by the minority stockholders were purchased pursuant to the terms of a private placement memorandum for $50,000, or $2.50 per share, during 1998. The proceeds of the sale exceeded Exten's proportionate interest in Xenogenics by $49,137 which the Company recorded as an increase in additional paid-in capital and the balance of $863 was recorded as an increase in minority interest.

     PREFERRED STOCK OF SUBSIDIARY

During 1999, Xenogenics issued 16,667 shares of series A convertible limited term preferred stock for total proceeds of $99,996. The shares are convertible into 83,335 shares of Xenogenics common stock. The proceeds of the sale exceeded Exten's proportionate interest in Xenogenics by $91,095, which the Company recorded as an increase in additional paid-in-capital and the balance of 8,901 was recorded as an increase in minority interest.

Xenogenics preferred shares call for monthly dividends of 7% per annum. During 1999 $1,145 was paid. Including the preferred shares Exten owned 93.6% of Xenogenics at November 30, 1999.

     STOCK OPTIONS OF SUBSIDIARY

During 1997 and 1999, the Company's subsidiary, Xenogenics, granted options to acquire 494,063 shares of its common stock at $1.00 per share to various individuals, officers and directors of Xenogenics in connection with the issue of notes and in return for services rendered. No options were, exercised or cancelled during 1999.

     COMMON STOCK RESERVED OF SUBSIDIARY

As of November 30, 1999, Xenogenics also had a maximum of 337,563 shares of common stock reserved for the possible conversion of notes payable (Note 9).


11.  LEASE COMMITMENTS:

The Company subleases its office space on a month-to-month lease. Rent expense was $5,623 in 1999 and $13,198 in 1998.


12.  INCOME TAXES

As of November 30, 1999, the Company had net operating loss carryforwards and other temporary differences arising primarily from the write-down of real estate totaling more than $5,150,000. The net operating loss carryforwards, before any limitations, expire on various dates through 2019.

Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company has offset the deferred tax assets attributable to the potential benefits from the net operating loss carryforwards and the other temporary differences by an equivalent valuation allowance as shown below:

November 30,                                                        1999
===============================================================================

Deferred tax assets:
  Net operating loss carryforwards                               $1,750,000
Valuation allowance for deferred tax assets                      (1,750,000)
-------------------------------------------------------------------------------
Net deferred tax asset                                           $        0
===============================================================================


13.  SUBSEQUENT EVENTS

The Company is in the process of raising capital by negotiating an agreement to sell additional common stock of the Company and its subsidiary.

The Company has renegotiated various notes payable to a minority shareholder and related parties, along with the preferred shares in Xenogenics Corporation held by the same shareholder. In accordance with the new agreement the shareholder will receive 345,000 shares of Xenogenics Corporation common stock in return for notes totaling $245,000 and the 16,667 series A preferred shares outstanding in the subsidiary.

In addition the Company is in the process of renegotiating the remainder of the notes that are in default as of November 30, 1999.


                                    - F10 -
-------------------------------------------------------------------------------