Form 10QSB
period 2000-02-29
EXTEN INDUSTRIES INC
filed 2000-04-17
CIK 811779

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-QSB


(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended February 29, 2000.

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
49,380,975 as of April 3, 2000 Common Stock, .01 par value.

-------------------------------------------------------------------------------
<PAGE  2>

                                 TABLE OF CONTENTS


                                                                         PAGE

PART I  FINANCIAL INFORMATION

Item    1:
Condensed Consolidated Balance Sheets as of February 29, 2000
 (unaudited) and November 30, 1999 (unaudited)                            2

Condensed Consolidated Statement of Operations (unaudited)
 for the Three Months Ended February 29, 2000 and February 28, 1999       3

Condensed Consolidated Statement of Cash Flows (unaudited)
 for the Three Months Ended February 29, 2000 and February 28, 1999       4

Notes to Condensed Consolidated Financial Statements (unaudited)          5

Item   1a:
Factors Which May Affect Future Results                                   8

Item    2:
Management's Discussion and Analysis of  Financial Condition
 and Results of Operations                                               12

Overview                                                                 12

Results of Operations                                                    12

Liquidity and Capital Resources                                          12

PART II OTHER INFORMATION

Item    1:
Legal Proceedings                                                        13

Item    2:
Changes in Securities                                                    13

Item    3:
Defaults Upon Senior Securities                                          13

Item    4:
Submission of Matters to a Vote of Security Holders                      13

Item    5:
Other Information                                                        13

Item 6(a):
Exhibits                                                                 13

Item 6(b):
Reports on Form 8-K                                                      13

SIGNATURES                                                               13

                                     - 1 -
-------------------------------------------------------------------------------
<PAGE  3>

                              EXTEN INDUSTRIES, INC.
                         PART I - FINANCIAL INFORMATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
       as of February 29, 2000 (unaudited) and November 30, 1999 (audited)

                                             February 29,        November 30,
                                                2000,                1999
                                             (unaudited)
                                              ----------          ----------
ASSETS

CURRENT ASSETS-Cash                           $     (616)         $      228

PROPERTY AND EQUIPMENT, net                        1,192               1,284

PREPAID EXPENSES, net                             82,439              81,863

OTHER ASSETS
Real Estate Held For Sale                         47,200              47,200
Patent Costs and other intangibles                40,737              40,737
                                              ----------          ----------
TOTAL OTHER ASSETS                                87,937              87,937
                                              ----------          ----------
                                              $  170,376          $  171,312
                                              ==========          ==========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)

CURRENT LIABILITIES

Accounts Payable                              $  104,850          $   83,574
Accrued Expenses                                 873,025             539,272
Advances from Stockholder                        293,859              66,078
Notes Payable                                    264,072              77,590
                                              ----------          ----------
TOTAL CURRENT LIABILITIES                      1,535,806             766,514
                                              ----------          ----------
NOTES PAYABLE, long term                          15,000             403,545
                                              ----------          ----------
TOTAL LIABILITIES                              1,550,806           1,170,059

MINORITY INTEREST                                  1,153               1,153

STOCKHOLDERS DEFICIT
Preferred Stock, $0.01 par value;
  20,000,000 shares authorized; 22,622 & 0
  issued & outstanding, respectively                 227                 226
Common Stock, $0.01 par value; 50,000,000
  shares authorized; 49,501,019 issued
  & outstanding,                                 495,010             495,010
Common Stock Subscribed                            4,989               4,989
Additional Paid-in Capital                     9,916,080           9,916,080
Accumulated Deficit                          (11,797,888)        (11,416,205)
                                              ----------          ----------
TOTAL STOCKHOLDERS' DEFICIENCY                (1,381,583)           (990,900)
                                              ----------          ----------
                                              $  170,376          $  171,312
                                              ==========          ==========

       The accompanying notes are integral part of these financial statements

                                     - 2 -
-------------------------------------------------------------------------------
<PAGE  4>


                              EXTEN INDUSTRIES, INC.
                         PART I - FINANCIAL INFORMATION
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
 For the three months ended February 29, 2000 (unaudited) AND February 28, 1999

Three Months Ended                         February 29, 2000   February 28, 1999
                                              -----------         -----------
REVENUE
Sales                                         $      -            $      -
Royalties                                            -                   -
                                              -----------         -----------
Total Revenue                                        -                   -

OPERATING EXPENSES
General & Administrative                           72,588              62,686
Consulting Fee Expense                            294,842              62,500
Research and Development                            1,453              50,000
Depreciation and Amortization                          92                -
Interest, net                                      11,109              15,133
                                              -----------         -----------
Total Operating Expenses                          380,084             190,319
                                              -----------         -----------
Net Operating Loss Before Income Taxes           (380,084)           (190,319)

Provision for Income Taxes                          1,600                -
                                              -----------         -----------

Net Income (Loss)                             $  (381,684)        $  (190,319)
                                              ===========         ===========

Net Income (Loss) per Average Common Share    $    (0.01)         $    (0.00)
                                              ===========         ===========

Weighted Average Common Shares Outstanding    49,501,019          42,155,762
                                              ===========         ===========

       The accompanying notes are integral part of these financial statements

                                     - 3 -
-------------------------------------------------------------------------------
<PAGE  5>


                              EXTEN INDUSTRIES, INC.
                         PART I - FINANCIAL INFORMATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
           AS OF February 29, 2000 (unaudited) and February 28, 1999


Three Months Ended                         February 29, 2000   February 28, 1999
                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                             $  (381,684)        $  (401,636)
Adjustments to Reconcile Net Income (Loss)
  to Net Cash Provided  By (Used In)
  Operating Activities                               -                   -
Depreciation and Amortization                          92                -
Issuance of Common Stock for Services                -                132,240
(Increase) Decrease in:
  Prepaid Expense                                    -                   -
  Other Assets                                       -                 (4,440)
Increase (Decrease) in:
  Accounts Payable                                 54,439               3,000
  Accrued Expenses                                313,084             143,944
                                              -----------         -----------
NET CASH USED IN OPERATING ACTIVITIES             367,615            (126,892)
                                              -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment                                -                 (1,742)
Advances from officer                              13,225                -
                                              -----------         -----------
NET CASH USED INVESTMENT ACTIVITIES                13,225              (1,742)
                                              -----------         -----------

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of Common Stock                             -                 25,000
Increase in Long Term Debt, net                      -                 87,955
                                              -----------         -----------

NET CASH                                             (844)            112,955
                                              -----------         -----------
NET INCREASE (DECREASE) IN CASH                      -                (15,679)
CASH AT BEGINNING OF PERIOD                           228              22,915
                                              -----------         -----------
CASH AT END OF PERIOD                         $      (616)        $     7,236
                                              ===========         ===========

       The accompanying notes are integral part of these financial statements

                                     - 4 -
-------------------------------------------------------------------------------
<PAGE  6>


                              EXTEN INDUSTRIES, INC.
                         PART I - FINANCIAL INFORMATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business:
Exten Industries, Inc. ("Exten") is a holding company that is in the business of developing, through its subsidiary, Xenogenics Corporation ("Xenogenics"), an artificial liver technology, the SYBIOL(R) synthetic bio-liver. In 1993 ,the Company acquired all of the rights to the SYBIOL technology developed under its contract with a major west coast medical center. The rights to the technology were transferred to Xenogenics when it was formed in 1997. A patent application is currently pending on the process utilized by the SYBIOL device and the Company has received trademark protection for the SYBIOL registered trade name.

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

                                     - 5 -
-------------------------------------------------------------------------------
<PAGE  7>

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

Basis of presentation:
The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature and considered necessary for a fair presentation, have been included. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended November 30, 1999. The results of operations for the three month periods are not necessarily indicative of the operating results for the year ended November 30, 1999. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year November 30, 1999.

2.  SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosures of cash flow information for the nine-month period ended February 29, 2000 (unaudited) and 1999 are summarized as follows:

Three Months Ended                       February 29, 2000   February 28, 1999
                                           (unaudited)
                                            ----------          ----------
Cash paid for interest and income taxes:
Interest                                    $   11,109          $    8,744
Income taxes                                $    1,600          $      800

3.  EARNINGS PER SHARE

Certain options granted and outstanding as of February 29, 2000 (unaudited) are antidilutive for the purposes of calculating primary and fully diluted earnings per share and therefore are not included in the earnings per share calculations.

4.  GOING CONCERN MATTERS

During fiscal years 1999 and 1998, the Company incurred net losses of ($514,564) and ($811,677) (corrected), respectively. Management does not expect the Company to generate significant revenues in the near future.
At February 29, 2000, the Company's accumulated deficit and stockholders' deficiency were ($11,797,888) and ($1,381,583) respectively, and its current liabilities exceeded its current assets by ($1,453,367). Additionally, even though the Company has been able to satisfy obligations for certain operating expenses by issuing shares of the Company's common stock, operating activities still resulted in negative cash flows aggregating ($514,564) in 1999. Furthermore, claims against the Company relating to loan guarantees, and amounts owed current and former suppliers continue to accumulate. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

                                     - 6 -
-------------------------------------------------------------------------------
<PAGE  8>

In order to continue as a going concern, develop and commercialize its technology and, ultimately, achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) The sales of shares of the company's common stock to and through Kestrel Equity Partners Ltd. and other means of raising additional capital through sales of preferred and common stock, the proceeds of which would be used to perfect the Company's patent position in its SYBIOL(R) technology and satisfy immediate operating needs; (2) continuing to use common stock to pay for consulting and professional services; (3) negotiating reductions in existing liabilities; and
(4) selling non-productive assets. In addition, management is continually seeking other potential joint venture partners or merger candidates that would provide financial, technical and/or marketing resources to enable the Company to realize the potential value of its technology. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

5.  EXTINGUISHMENT OF DEBT

During 1999 and 1998, the Company extinguished debts that had carrying values more or less than the fair value of the consideration transferred to the creditors and realized gains and losses as shown below, which were classified, in accordance with generally accepted accounting principles, as extraordinary items in the accompanying consolidated statements of operations:

                                               1999                1998
                                            ----------          ----------

          Settlement of account payable              0          $   30,000

          Settlement of note payable (A)             0          $  (30,620)
                                            ----------          ----------

               Totals                                0          $     (620)
                                            ==========          ==========

(A) Pursuant to an agreement dated September 7, 1998, the Company extinguished a note payable and accrued interest thereon with an aggregate carrying value of $171,100 by agreeing to issue a total of 3,590,664 shares of common stock to the creditor with a total fair value of $201,720. Accordingly, the Company recognized a loss on the extinguishment of debt of $30,620 in 1998. The Company issued 400,000 shares to the creditor in 1998 and, accordingly, the accompanying 1998 consolidated statement of stockholders' equity reflects a credit of $24,000 for the fair value of those shares. Pursuant to the amended agreement the Company issued 22,369 shares of Preferred Series F Stock to the creditor during May 1999 and, accordingly, the accompanying consolidated balance sheet at August 31, 1999 reflects the issuance of the Preferred
Stock. The Preferred Series F Stock is convertible into shares of Common Stock at a rate of 100 shares of Common for each share of Preferred Stock. The Company also issued 100,000 shares with a fair value of $6,000 to another creditor during 1998 as a settlement of a portion of a note payable with an equivalent carrying value and, accordingly, the Company did not recognize any gain or loss. The accompanying 1998 consolidated statement of stockholders' equity also reflects a credit of $6,000 for the fair value of those shares.

6.  REAL ESTATE HELD FOR SALE

Real estate as of February 29, 2000 consisted of a parcel of undeveloped land near the Grand Canyon. The land was originally purchased in February 1992 for $1,654,000 and written down to an estimated fair market value of $47,200 in 1995. (The current assessed cash value is $351,611.) The market may be experiencing an increase in land value and resale potential. The Company is currently in arrears on back taxes in the amount of $39,998.07.

                                     - 7 -
-------------------------------------------------------------------------------
<PAGE  9>

ITEM   1a:  FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

An investment in the Common Stock of the Company involves a high degree of risk. In addition to the other information contained in this Form 10-QSB, prospective investors should carefully consider the following risk factors:

1. SIGNIFICANT AND REPEATED LOSSES. During fiscal 1999, the Company's most recent fiscal year, the Company's losses were ($514,564) compared to losses of ($811,677) incurred during fiscal 1998. The Company faces all the risks inherent in a new business. The Company's Xenogenics subsidiary is without any record of earnings and sales. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits, so shareholders might lose all or substantially all of their investment. Fiscal 1998 research and development costs were $145,940; fiscal 1999 research and development costs were $191,712. The R&D costs reflect the Company's research, development and pre-clinical trials of the Sybiol(R) synthetic bio-liver technology. The Company is continuing its research and development during Fiscal 2000.

2. QUALIFIED OPINION. The Company's independent public accountants issued a qualified opinion on the Company's financial statements for the years ended November 30, 1999 and 1998 with respect to uncertainties concerning the Company's ability to continue as a going concern.

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

4.     SIGNIFICANT AND INCREASING CURRENT LIABILITIES & DEFAULT. As of
November 30, 1999, the Company had $766,514 in current debts and other obligations that are due and payable on or before November 30, 2000. Included in the amounts due by November 30, 2000 is $ 77,590 in notes payable together with other current liabilities of $688,924. Further, as of November 30, 1999, the Company had over 4 times as many current liabilities as it had current assets. In the event that the Company is not able to generate sufficient cash resources to pay these and other current liabilities on or before their due dates, the Company will likely incur substantial additional costs and expenses and otherwise risk whatever claims creditors may assert against the Company in connection with any default thereby, which may result in shareholders losing all or substantially all of their investment.

5.     NEED FOR ADDITIONAL FINANCING & LACK OF UNDERWRITING COMMITMENT.
The Company's management recognizes that the Company needs to obtain additional external financing from the sale of the Company's debt, common stock, or preferred stock in order to support the Company and otherwise meet the Company's growing financial obligations. While the Company has obtained a commitment from Kestrel Equity Partners, Ltd. for a private placement of the Company's securities, there can be no guarantee that the Company will be successful. If the Company is not successful, the Company may suffer additional and continuing financial difficulties with consequent loss to shareholders.

6. NEGATIVE WORKING CAPITAL & NEGATIVE CASH FLOW. As of November 30, 1999, the Company had Total Current Liabilities of $766,513 and Total Current Assets of $171,312 with the result that the Company had negative working capital of ($595,201) as Total Current Liabilities exceeded Total Current Assets by that amount. The Company's management continues to seek additional financing for the Company and its subsidiary to complete its business plan, there can be no assurance that the Company will obtain any additional financing or, if it is obtained, that it can be obtained on terms reasonable in view of the Company's current circumstances. In addition, the Company has experienced negative cash flow for the 1998 and 1999 fiscal years.

7. POTENTIAL DILUTION. Funding of the Company's proposed business plan would result in substantial and on-going dilution of the Company's existing stockholders. During 1999, the Company issued 1,151,350 additional shares of its common stock in connection with its operations while incurring continuing and ever-increasing financial losses. While there can be no guarantee that the Company will be successful in raising additional capital, if the Company is successful in obtaining any additional capital, existing stockholders will incur substantial dilution.

                                     - 8 -
-------------------------------------------------------------------------------
<PAGE 10>

8. GOVERNMENT REGULATION. The Company's present and proposed activities are subject to regulation by numerous governmental authorities in the United States and other countries. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company. The Company's research, testing, preclinical development, clinical trials, manufacturing, and marketing of its proposed therapeutic products is subject to extensive and ever-changing regulation by numerous governmental authorities in the United States and other countries. Clinical trials, manufacturing, and marketing of products in the US will be subject to the rigorous testing and approval processes of the US Food and Drug Administration (the "FDA") and by comparable regulatory authorities in foreign countries. The testing and regulatory approval process will likely take several years and require the expenditure of substantial resources. Any testing of the Company's proposed products might not support the safety and efficacy of the Company's products. There can be no assurance that the Company will gain any regulatory approvals for the Company's proposed products or, if such approvals are obtained that such approvals may be limited and far narrower than those sought by the Company. To the extent that the above information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions currently in effect. Any change in applicable law or regulation may have a material effect on the business and prospect of the Company.

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

10. LIMITED MANAGEMENT. The Company currently has two officers and one part-time person. The Company's limited cash flow and financial resources do not allow the Company to increase or add to the Company's management and there can be no guarantee that the Company's cash flow and financial resources will increase in the near future. As a result, the Company continues to rely upon consultants and others for a large part of its operations and the research and development work.

11. LACK OF DIVIDENDS. The Company has never paid any cash dividends on its common stock. The Company's board of directors intends to retain profits, if any, to finance the Company's business.

12. LIMITED MARKET FOR COMMON STOCK. The Company's Common Stock, traded on the Electronic Bulletin Board (OTC), has experienced significant price fluctuations and will likely remain highly volatile in the future. There can be no assurance that a meaningful trading market for the Company's Common Stock will be established, or, if established that it can be maintained for any significant period.

13. VALUATIONS & PRIOR ASSET ACQUISITIONS. There can be no assurance that the Company will not revalue the Company's previously acquired assets to reflect changing values and conditions.

14. POSSIBLE RULE 144 STOCK SALES. As of November 30, 1999, the Company had shares of the Company's outstanding Common Stock as "restricted securities" which may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediately preceding any sale. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock if any liquid trading market develops.

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

                                     - 9 -
--------------------------------------------------------------------------------
<PAGE 11>

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

17. COMPETITION. The Company is engaged in businesses characterized by extensive research efforts, rapid technological change, and intense competition. Vitagen, HemoTherapies, Excorp and one German firm are some of the competitors in various stages of development. However there is no live-cell artificial liver device available on the US market. The Company believes it has significant advantages in methodology and mechanical structure which provide significant cost and other advantages over competitive technologies. The Company's device will be among those, which most closely replicate human liver functions, not just a blood-cleaning device. Competition can be expected to increase as technological advances are made and commercial applications broaden. The industries in which the Company seeks to compete are characterized by substantial competition involving biotechnology and major bio-pharmaceutical, chemical and biological testing companies. Many of the Company's existing and potential competitors have substantially greater financial, research and development, clinical, regulatory, marketing and production resources than those of the Company and may be better equipped than the Company to develop, manufacture and market competitive therapeutic products or testing services. These companies may develop and introduce products and services competitive with, superior to, or less costly than those of the Company, thereby rendering some of the Company's technologies and products and services under development less competitive or obsolete. There are established companies and firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company may continue to be at significant competitive disadvantage vis-a-vis the Company's competitors. Competitors or potential competitors of the Company have filed applications for, or have been issued, certain patents, and may obtain additional patents and proprietary rights, relating to technologies competitive with those of the Company. Accordingly, there can be no assurance that the Company's patent applications will result in patents being issued or that, if issued, such patents will provide protection against competitive technology that circumvents such patents or will be held valid by a court of competent jurisdiction; nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent. Furthermore, there can be no assurance that licenses that might be required for the Company's processes or products would be available on reasonable terms, if at all. The Company also intends to rely upon unpatented trade secrets, know-how and continuing technological innovation to develop and maintain its competitive position. No assurance can be given that others will not independently develop substantially equivalent proprietary information and technology, or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to its unpatented trade secrets.

                                     - 10 -
-------------------------------------------------------------------------------
<PAGE 12>

18. PATENTS AND PROPRIETARY TECHNOLOGY. Any proprietary protection that the Company can obtain and maintain will be important to its proposed business. A patent application is presently pending on the process utilized by the SYBIOL(R) artificial liver device under the Patent Cooperative Treaty Protection in 15 countries. The SYBIOL(R) mark is registered in the United States Patent and Trademark Office, number 2,048,080. The patent positions of bio-pharmaceutical and biotechnology firms, as well as academic and other research institutions, are uncertain and involve complex legal and factual questions. Accordingly, no firm predictions can be made regarding the bio- pharmaceutical and biotechnology patents or whether the Company will have the financial resources to aggressively protect its rights.

19. THERAPEUTIC PRODUCTS. The Company's products will be subject to regulation in the US by the Food and Drug Administration ("FDA") and by comparable regulatory authorities in foreign jurisdictions. The products produced will be classified as "biologics" regulated under the Public Health Service Act and the Federal Food, Drug and Cosmetic Act. Development of a therapeutic product for human use is a multi-step process. First, animal or in vitro testing must establish the potential safety and efficacy of the experimental product in a given disease. Once the product has been found to be reasonably safe and potentially efficacious in animals, suggesting that human testing would be appropriate, an Investigational New Drug ("IND") application is submitted to the FDA. FDA approval is necessary before commencing clinical investigations. That approval may, in some circumstances, involve substantial delays.

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

RESEARCH AGREEMENTS FOR SYBIOL(R) DEVELOPMENT

A.  LOYOLA UNIVERSITY MEDICAL CENTER, CHICAGO
US research on the efficacy of the SYBIOL(R) device is being conducted at Loyola University Medical Center, Chicago, IL, by a team of bioartificial liver researchers including John Brems, MD, FACS, Chairman of Xenogenics' Scientific Advisory Board, James Filkins, Ph.D., and Professor David Van Thiel, MD, FACP, also Xenogenics Scientific Advisory Board members and noted hepatological experts. The company's research and development efforts commenced in 1998 with the signing of the Loyola research agreement and the commencement of research activities by their scientific staff.

                                     - 11 -
-------------------------------------------------------------------------------
<PAGE  13>

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

OVERVIEW

Business of Exten Industries, Inc.
----------------------------------

As of February 29, 2000, the Company's only active business is the proposed research and development activities of SYBIOL(R) artificial liver technology.

Business of Xenogenics Corporation
----------------------------------

Xenogenics Corp. ("Xenogenics") was incorporated in Nevada on April 30, 1997 for the purpose of funding and conducting biotech research. In June 1997, Exten Industries, Inc. transferred all assets and rights to the Sybiol(R) synthetic bio-liver technology to the new Xenogenics Corporation, at that time a wholly-owned subsidiary ( now majority-owned) so as to better fund and continue the research with the artificial liver technology. A patent application is presently pending on the process utilized by the SYBIOL(R) artificial liver device. The Company has received notice that the Sybiol trademark (US Trademark Application Serial No. 74/522,603) has been registered by the United States Patent and Trademark Office.

RESULTS OF OPERATIONS

Three Months Ended February 29, 2000 Compared to Three Months Ended
  February 28, 1999:

During the 3 months ended February 29, 2000, the Company incurred $294,842 in consulting fees compared to $ 62,500 for the 3 months ended February 28, 1999. This increase in consulting fees was due to the Company's use of outside consultants for administrative activities and the reliance on the roles filled by outside consultants.

During the 3 months ended February 29, 2000, the Company incurred $72,588 in general and administrative expenses. This increased from $62,686 for the 3 month period ended February 28, 1999. This increase was due to an increase in executive salaries (which have been accrued and not paid), support functions, and legal and accounting and other ancillary expenses.

As a result, total operating expenses for the 3 month period ended
February 29, 2000 were $ 380,084 compared to $190,319 for the 3 month period ended February 29, 2000. This resulted in the Company recording a loss from operations of ($380,084) for the 3 month period ended February 29, 2000 compared to a loss from operations of ($190,319) for the comparable period in 1998, or an increase of approximately 100%.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to effect transactions that reduce its liabilities and cash requirements, and raise capital. The Company has negotiated with certain vendors and creditors to settle its liabilities. During Fiscal 1998 and 1999 the Company took additional steps to control expenses to permit management to focus its energies on the Company's proposed business.

                                     - 12 -
-------------------------------------------------------------------------------
<PAGE  14>

The Company continues to seek additional financing through the offering and sale of the Company's securities, joint ventures, and other efforts, and has received a commitment from Kestrel Equity Partners Ltd. of Dallas, Texas. The Company may consider forming an alliance or completing a merger with one or more other entities. There can be no assurances that the Company will be successful in obtaining any additional financing or in otherwise completing any joint venture, alliance, merger, or other transaction or, if the Company is successful in completing any such transaction, that it can be completed on terms that are reasonable in view of the Company's current circumstances.

The Company continues to pay directors fees, consulting fees, and in some cases, legal and professional fees through the issuance of the Company's Common Stock with the subsequent registration of the shares so issued on Form S-8. The Company has been forced to take these steps to conserve the Company's cash and liquid resources.

PART II OTHER INFORMATION

Item    1:  Legal Proceedings
            NONE

Item    2:  Changes in Securities
            NONE

Item    3:  Defaults Upon Senior Securities
            NONE

Item    4:  Submission of Matters to a Vote of Security Holders
            NONE

Item    5:  Other Information
            The Company's address is
            9620 Chesapeake Drive, Suite 201
            San Diego, California, 92123-1324

Item 6(a):  Exhibits
            NONE

Item 6(b):  Reports on Form 8-K
                 On February 29, 2000 the Company reported on Form 8-K the
            dismissal of its former auditors, J. H. Cohm, LLP and the engagement of its current auditors, Logan Throop & Co.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

                                 EXTEN INDUSTRIES, INC.
                                 (Registrant)

Date:     04/14/00               By:  /s/ W. Gerald Newmin
                                 W. Gerald Newmin
                                 Chairman, Chief Executive Officer


Date:     04/14/00               By:  /s/ Jerry Simek
                                 Jerry Simek
                                 Director, President and Chief Operating Officer

                                     - 13 -
-------------------------------------------------------------------------------
<PAGE  15>