Form 10KSB/A
period 1999-11-30
EXTEN INDUSTRIES INC
filed 2000-07-12
CIK 811779

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                FORM 10-KSB/A

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

                     DOCUMENTS INCORPORATED BY REFERENCE
                                    None.
                                    ----

Transitional Small Business Disclosure Format (check one):  Yes ____  No _X_

                                     - 1 -
-------------------------------------------------------------------------------

               Item 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company engaged the independent accounting firm of Logan Throop and Co., LLP in 2000. J. H. Cohn, LLP resigned as the Company's auditor in 2000.
The resignation did not arise out of any disagreement between the Company and
J. H. Cohn regarding any matter.

                                     - 6 -
-------------------------------------------------------------------------------

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


                                                       By /s/ W. Gerald Newmin
                                                              W. Gerald Newmin
                                                                Chairman & CEO
                                                                 Dated 7/11/00



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Title                                        Date
---------                 -----                                        ----

/s/ W. Gerald Newmin      Chairman ,CEO,
W. Gerald Newmin          and Secretary                              07/11/00

/s/ Jerry G. Simek        President, COO                             07/11/00
Jerry G. Simek            and Treasurer

/s/ Farrest Loper         Director                                   07/11/00
Farrest Loper

/s/ Ed Sigmond            Director                                   07/11/00
Ed Sigmond


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

Logan Throop & Co., LLP
San Diego, California
February 22, 2000


                                    - F1 -
-------------------------------------------------------------------------------

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Exten Industries, Inc.

We have audited the accompanying consolidated balance sheet of Exten Industries, Inc. and Subsidiary as of November 30, 1998, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year ended November 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exten Industries, Inc. and Subsidiary as of November 30, 1998, and their results of operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

As discussed in Note 4, the accompanying 1998 consolidated financial statements reflect prior period adjustments for the effects of the overstatement of certain expenses and liabilities in previously issued financial statements.


                                       J. H. COHN LLP

San Diego, California
March 2, 1999

                                    - F1 a -
-------------------------------------------------------------------------------

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