Form 10QSB
period 2000-05-31
EXTEN INDUSTRIES INC
filed 2000-07-17
CIK 811779

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-QSB


(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended May 31, 2000

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
72,628,959 as July 14, 2000 Common Stock, .01 par value.

===============================================================================

                                 TABLE OF CONTENTS


                                                                         PAGE

Part I Financial Information

Item 1:
Condensed Consolidated Balance Sheets as of May 31, 2000
 (unaudited) and November 30, 1999                                        3

Condensed Consolidated Statement of Operations (unaudited)
 for the Three Months Ended May 31, 2000 and 1999                         4

Condensed Consolidated Statement of Operations (unaudited)
 for the Six Months Ended May 31, 2000 and 1999                           5

Condensed Consolidated Statement of Cash Flows (unaudited)
 for the Six Months Ended May 31, 2000 and 1999                           6

Notes to Condensed Consolidated Financial Statements (unaudited)..........7

Item 1a:  Factors Which May Affect Future Results                        10

Item  2:  Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                               14

Overview                                                                 14

Results of Operations                                                    14

Liquidity and Capital Resources                                          14

Part II: Other Information                                               15

Item  1: Legal Proceedings                                               15

Item  2: Changes in Securities                                           15

Item  3: Defaults Upon Senior Securities                                 15

Item  4: Submission of Matters to a Vote of Security Holders             15

Item  5: Other Information                                               15

Item 6a: Exhibits                                                        15

Item 6b: Reports on Form 8-K                                             15

SIGNATURES                                                               15


                                     -  2 -
===============================================================================

                              EXTEN INDUSTRIES, INC.
                         PART I - FINANCIAL INFORMATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   as of May 31, 2000 and  November 30, 1999

                                                May 31,          November 30,
                                                 2000,               1999
                                             (unaudited)
                                              ----------          ----------
ASSETS

CURRENT ASSETS-Cash                           $  418,057          $      228

PROPERTY AND EQUIPMENT, net                          922               1,284

PREPAID EXPENSES, net                             81,863              81,863

OTHER ASSETS
Real Estate Held For Sale                         47,200              47,200
Patent Costs and other intangibles                40,737              40,737
                                              ----------          ----------
TOTAL OTHER ASSETS                                87,937              87,937
                                              ----------          ----------
                                              $  588,779          $  171,312
                                              ==========          ==========


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)

CURRENT LIABILITIES

Accounts Payable                              $   50,044          $   83,574
Accrued Expenses                                 708,140             539,272
Advances from Stockholder                         85,925              66,078
Notes Payable                                     23,853              77,590
                                              ----------          ----------
TOTAL CURRENT LIABILITIES                        867,962             766,514
                                              ----------          ----------
NOTES PAYABLE, long term                          16,854             403,545
                                              ----------          ----------
TOTAL LIABILITIES                                884,816           1,170,059

MINORITY INTEREST                                  1,153               1,153

STOCKHOLDERS DEFICIT
Preferred Stock, $0.01 par value;
 20,000,000 shares authorized; 22,622
 & 0 issued & outstanding, respectively              226                 226
Common Stock, $0.01 par value;
 50,000,000 shares authorized;
 49,501,019 issued & outstanding,                500,000             495,010
Common Stock Subscribed                            9,597               4,989
Additional Paid-in Capital                    10,970,802           9,916,080
Accumulated Deficit prior to
 development stage                           (10,084,284)        (10,084,284)
Accumulated Deficit during development stage  (1,693,531)         (1,331,921)
                                              ----------          ----------
TOTAL STOCKHOLDERS' DEFICIENCY                  (297,190)           (999,900)
                                              ----------          ----------

                                              $  588,779          $  171,312
                                              ==========          ==========

     The accompanying notes are integral part of these financial statements

                                     -  3 -
===============================================================================

                              EXTEN INDUSTRIES, INC.
                         PART I - FINANCIAL INFORMATION
             CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
        For the three months ended May 31, 2000 (unaudited) AND May 31, 1999

                                                    Three Months Ended
                                             May 31, 2000        May 31, 1999
                                              ----------          ----------
REVENUE

Sales                                         $     -             $     -
Royalties                                           -                   -
                                              ----------          ----------
Total Revenue                                       -                   -
                                              ----------          ----------

OPERATING EXPENSES
General & Administrative                          86,148              79,314
Consulting Fee Expense                            47,534              28,109
Research and Development                          73,500              10,000
Depreciation and Amortization                        270                 225
Interest, net                                       (422)             14,021
                                              ----------          ----------
Total Operating Expenses                         207,030             131,669
                                              ----------          ----------
Net Operating Loss Before Income Taxes          (207,030)           (131,669)

Provision for Income Taxes                         1,278                 800
                                              ----------          ----------

Net Income (Loss)                             $ (208,308)         $ (132,469)
                                              ==========          ==========

Net Income (Loss) per Average Common Share    $   (0.01)          $   (0.01)
                                              ==========          ==========

Weighted Average Common Shares Outstanding    50,000,000          50,000,000
                                              ==========          ==========

     The accompanying notes are integral part of these financial statements

                                     -  4 -
===============================================================================

                              EXTEN INDUSTRIES, INC.
                         PART I - FINANCIAL INFORMATION
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
      For the six months ended May 31, 2000 (unaudited) AND May 31, 1999

                                                     Six Months Ended
                                             May 31, 2000        May 31, 1999
                                              ----------          ----------
REVENUE

Sales                                         $     -             $     -
Royalties                                           -                   -
                                              ----------          ----------
Total Revenue                                       -                   -
                                              ----------          ----------

OPERATING EXPENSES
General & Administrative                         149,122             149,243
Consulting Fee Expense                            81,877              67,109
Research and Development                         106,953              20,000
Depreciation and Amortization                        362                 408
Interest, net                                     10,654              34,515
                                              ----------          ----------
Total Operating Expenses                         348,968             271,275
                                              ----------          ----------
Net Operating Loss Before Income Taxes          (348,968)           (271,275)

Provision for Income Taxes                         2,878               1,600
                                              ----------          ----------

Net Income (Loss)                             $ (351,846)         $ (272,875)
                                              ==========          ==========

Net Income (Loss) per Average Common Share    $   (0.01)          $   (0.01)
                                              ==========          ==========

Weighted Average Common Shares Outstanding    50,000,000          49,849,525
                                              ==========          ==========

     The accompanying notes are integral part of these financial statements

                                     -  5 -
===============================================================================

                              EXTEN INDUSTRIES, INC.
                         PART I - FINANCIAL INFORMATION
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
                 AS OF May 31, 2000 (unaudited) and May 31, 1999

                                                     Six Months Ended
                                             May 31, 2000        May 31, 1999
                                              ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                             $ (351,846)         $ (272,875)
Adjustments to Reconcile Net Income (Loss)
 to Net Cash Provided  By (Used In)
 Operating Activities
Minority Interest                                   -                 99,135
Depreciation and Amortization                        362                 408
Issuance of Common Stock for Services               -                 58,604
Issuance of Preferred Stock in Exchange
 for Settlement of Debt                             -                177,494
 (Increase) Decrease in:
Prepaid Expense                                     -                   -
Other Assets                                        -                     43
Increase (Decrease) in:
 Accounts Payable                                (33,529)              3,001
 Accrued Expenses                                196,799            (207,952)
                                              ----------          ----------
NET CASH USED IN OPERATING ACTIVITIES           (188,214)           (142,142)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment                               -                   -
Advances from officer                             16,848                -
                                              ----------          ----------
NET CASH USED INVESTMENT ACTIVITIES               16,848                -

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of Common Stock                       1,054,556                -
Increase in Long Term Debt, net                 (465,361)            127,996
                                              ----------          ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES        589,195             127,996
                                              ----------          ----------
NET INCREASE (DECREASE) IN CASH                  417,829             (14,146)
CASH AT BEGINNING OF PERIOD                          228              14,310
                                              ----------          ----------
CASH AT END OF PERIOD                         $  418,057          $      164
                                              ==========          ==========

     The accompanying notes are integral part of these financial statements

                                     -  6 -
===============================================================================

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

                                     -  7 -
===============================================================================

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

Basis of presentation:
The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature and considered necessary for a fair presentation, have been included. It is suggested that these financial statements are read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended November 30, 1999. The results of operations for the three-month periods are not necessarily indicative of the operating results for the year ended November 30, 1999. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year November 30, 1999.

2.  Supplemental Cash Flow Information
Supplemental disclosures of cash flow information for the six-month period ended May 31, 2000 (unaudited) and 1999 are summarized as follows:

                Six Months Ended          May 31, 2000     May 31, 1999
                                           (unaudited)
                                           -----------      -----------
Cash paid for interest and income taxes:
Interest                                   $    15,222      $     8,744
Income taxes                               $     2,878      $       800

3.  Earnings Per Share
Certain options granted and outstanding as of May 31, 2000 (unaudited) are antidilutive for the purposes of calculating primary and fully diluted earnings per share and therefore are not included in the earnings per share calculations.

                                     -  8 -
===============================================================================

4.  Going Concern Matters
During fiscal years 1999 and 1998, the Company incurred net losses of ($514,564) and ($811,677) (corrected), respectively. Management does not expect the Company to generate significant revenues in the near future. At
May 31, 2000, the Company's accumulated deficit and stockholders' deficiency were ($11,777,815) and ($297,190) respectively, and its current liabilities exceeded its current assets by ($499,905). Additionally, even though the Company has been able to satisfy obligations for certain operating expenses by issuing shares of the Company's common stock, operating activities still resulted in negative cash flows aggregating ($528,646) in 1999. In order to continue as a going concern, develop and commercialize its technology and, ultimately, achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company, the proceeds of which would be used to protect the Company's patent position in its SYBIOL(R) technology and satisfy immediate operating needs include (1) Sales of shares of the Company's common stock to and through Kestrel Equity Partners Ltd., which has already resulted in their first $550,000 investment in the Company; (2) raising additional capital through sales of preferred and common stock; (3) continuing to use common stock to pay for consulting and professional services; (4) negotiating reductions in existing liabilities; and (5) selling non-productive assets. In addition, management is continually seeking other potential joint venture partners or merger candidates that would provide financial, technical and/or marketing resources to enable the Company to realize the potential value of its technology. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

5.  Extinguishment of Debt
During 2000 and 1999, the Company extinguished debts that had carrying values more or less than the fair value of the consideration transferred to the creditors and realized gains and losses as shown below, which were classified, in accordance with generally accepted accounting principles, as extraordinary items in the accompanying consolidated statements of operations:

                                              2000             1999
                                           -----------      -----------
          Settlement of account payable     $   6,194                0
          Settlement of notes payable       $ 444,063                0
                                           -----------      -----------
               Totals                       $ 450,257                0
                                           ===========      ===========

During March 2000, Mr. A. Jack Schaps, the A. Jack Schaps Estate Trust and the
A. Jack Schaps IRA Trust Fund exchanged a combination of $245,000 of notes and $100,000 of Xenogenics Corporation Preferred Stock and accrued dividends for 351,448 shares of Xenogenics Common Stock and $16,867.80 of accrued interest.

During March 2000, Mr. W. Gerald Newmin, Chairman and Chief Executive Officer of the Company, exchanged a note in the amount of $199,063 plus accrued interest of $12,493 into 211,556 shares of Xenogenics Common Stock..

6.  Real Estate Held For Sale

Real estate as of May 31, 2000 consisted of a parcel of undeveloped land near the Grand Canyon. The land was originally purchased in February 1992 for $1,654,000 and written down to an estimated fair market value of $47,200 in 1995. (The current assessed cash value is $351,611.) The market may be experiencing an increase in land value and resale potential. The Company is currently in arrears on back taxes in the amount of $39,998.07.

                                     -  9 -
===============================================================================

ITEM 1A.  FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

An investment in the Common Stock of the Company involves a high degree of risk. In addition to the other information contained in this Form 10-QSB, prospective investors should carefully consider the following risk factors:

1. SIGNIFICANT AND REPEATED LOSSES. During fiscal 1999, the Company's most recent fiscal year, the Company's losses were ($514,564) compared to losses of ($811,677) incurred during fiscal 1998. The Company faces all the risks inherent in a new business. The Company's Xenogenics subsidiary is without any record of earnings and sales. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits, so shareholders might lose all or substantially all of their investment. Fiscal 1999 research and development costs were $145,940; fiscal 1998 research and development costs were $191,712. The R&D costs reflect the Company's research, development and pre-clinical trials of the Sybiol(R) synthetic bio-liver technology. The Company is continuing its research and development during Fiscal 2000.

2. QUALIFIED OPINION. The Company's independent public accountants issued a qualified opinion on the Company's financial statements for the years ended November 30, 1999 with respect to uncertainties concerning the Company's ability to continue as a going concern.

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

6. NEGATIVE WORKING CAPITAL & NEGATIVE CASH FLOW. As of November 30, 1999, the Company had Total Current Liabilities of $766,514 and Total Current Assets of $171,312 with the result that the Company had negative working capital of ($595,201) as Total Current Liabilities exceeded Total Current Assets by that amount. The Company's management continues to seek additional financing for the Company and its subsidiary to complete its business plan, there can be no assurance that the Company will obtain any additional financing or, if it is obtained, that it can be obtained on terms reasonable in view of the Company's current circumstances. In addition, the Company has experienced negative cash flow for the 1998 and 1999 fiscal years.

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

                                     - 10 -
===============================================================================

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

                                     - 11 -
===============================================================================

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

17. COMPETITION. The Company is engaged in businesses characterized by extensive research efforts, rapid technological change, and intense competition. Vitagen, HemoTherapies, Excorp and one German firm are some of the competitors in various stages of development. However there is no live-cell artificial liver device available on the US market. The Company believes it has significant advantages in methodology and mechanical structure which provide significant cost and other advantages over competitive technologies. The Company's device will be among those, which most closely replicate human liver functions, not just a blood-cleaning device. Competition can be expected to increase as technological advances are made and commercial applications broaden. The industries in which the Company seeks to compete are characterized by substantial competition involving biotechnology and major bio-pharmaceutical, chemical and biological testing companies. Many of the Company's existing and potential competitors have substantially greater financial, research and development, clinical, regulatory, marketing and production resources than those of the Company and may be better equipped than the Company to develop, manufacture and market competitive therapeutic products or testing services. These companies may develop and introduce products and services competitive with, superior to, or less costly than those of the Company, thereby rendering some of the Company's technologies and products and services under development less competitive or obsolete. There are established companies and firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company may continue to be at significant competitive disadvantage vis-.-vis the Company's competitors. Competitors or potential competitors of the Company have filed applications for, or have been issued, certain patents, and may obtain additional patents and proprietary rights, relating to technologies competitive with those of the Company. Accordingly, there can be no assurance that the Company's patent applications will result in patents being issued or that, if issued, such patents will provide protection against competitive technology that circumvents such patents or will be held valid by a court of competent jurisdiction; nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent. Furthermore, there can be no assurance that licenses that might be required for the Company's processes or products would be available on reasonable terms, if at all. The Company also intends to rely upon unpatented trade secrets, know-how and continuing technological innovation to develop and maintain its competitive position. No assurance can be given that others will not independently develop substantially equivalent proprietary information and technology, or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to its unpatented trade secrets.

                                     - 12 -
===============================================================================

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

Clinical investigations typically involve three phases. Phase I is conducted to evaluate the safety of the experimental product in humans, and if possible, to gain early evidence of effectiveness. Phase I studies also evaluate various routes, dosages and schedules of product administration. The demonstration of therapeutic benefit is not required in order to complete Phase I successfully. If acceptable product safety is demonstrated, the Phase II studies are initiated. The Phase II trials are designed to evaluate the effectiveness of the product in the treatment of a given disease and, typically, are well-controlled closely monitored studies in a relatively small number of patients.

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

B. Multicell Associates, Inc. of Warwick Rhode Island, has entered into an agreement with the Company to evaluate and optimize the Sybiol device and to provide an engineered liver cell line and to optimize the interface between the Multicell cell line and the device. Dr. Hugo Jauregui, noted cell expert and President of Multicell, heads this research.

                                     - 13 -
===============================================================================

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

OVERVIEW

BUSINESS OF EXTEN INDUSTRIES, INC.

As of May 31, 2000, the Company's only active business is the proposed research and development activities of SYBIOL(R) artificial liver technology.

BUSINESS OF XENOGENICS CORPORATION

Xenogenics Corp. ("Xenogenics") was incorporated in Nevada on April 30, 1997 for the purpose of funding and conducting biotech research. In June 1997, Exten Industries, Inc. transferred all assets and rights to the Sybiol(R) synthetic bio-liver technology to the new Xenogenics Corporation, at that time a wholly owned subsidiary (now majority-owned) so as to better fund and continue the research with the artificial liver technology. The company has filed US and foreign patent applications under the Patent Cooperative Treaty in 15 countries (Patent Cooperative Treaty US 94/10935). A patent application is presently pending on the process utilized by the SYBIOL(R) artificial liver device.

RESULTS OF OPERATIONS

Six Months Ended May 31, 2000 Compared to six Months Ended May 31, 1999

Cash at end of period is $418,057 as compared to $164 as of May 31,1999 due to Kestrel Equity Partners Ltd. providing a first round of funding.

During the 6 months ended May 31, 2000, the Company incurred $56,534 in consulting fees compared to $28,109 for the 6 months ended May 31, 1999. This increase in consulting fees was due to the Company's use of outside consultants for administrative activities and the reliance on the roles filled by outside consultants.

During the 6 months ended May 31, 2000, the Company incurred $86,148 in general and administrative expenses. This increased from $79,314 for the 6-month period ended May 31, 1999. This increase was due to an increase in executive salaries (which have been accrued and not paid), support functions, and legal and accounting and other ancillary expenses.

As a result, total operating expenses for the 6-month period ended May 31, 2000 were $ 207,030 compared to $190,319 for the 6-month period ended May 31, 1999. This resulted in the Company recording a loss from operations of ($208,308) for the 6-month period ended May 31, 2000 compared to a loss from operations of ($190,319) for the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to effect transactions that reduce its liabilities and cash requirements, and raise capital. The Company has negotiated with certain vendors and creditors to settle its liabilities. During Fiscal 1998 and 1999 the Company took additional steps to control expenses to permit management to focus its energies on the Company's proposed business.

                                     - 14 -
===============================================================================

The Company continues to seek additional financing through the offering and sale of the Company's securities, joint ventures, and other efforts, and has received a first round of funding from Kestrel Equity Partners Ltd. of Dallas, Texas. The Company may consider forming an alliance or completing a merger with one or more other entities. There can be no assurances that the Company will be successful in obtaining any additional financing or in otherwise completing any joint venture, alliance, merger, or other transaction or, if the Company is successful in completing any such transaction, that it can be completed on terms that are reasonable in view of the Company's current circumstances.

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


PART II.    OTHER INFORMATION

Item 1:     Legal Proceedings
              NONE

Item 2:     Changes in Securities
              NONE

Item 3:     Defaults Upon Senior Securities
              NONE

Item 4:     Submission of Matters to a Vote of Security Holders
              On May 17, 2000 an annual shareholders meeting was held at which the shareholders voted to:
                   Elect Ed Sigmond as director and re-elect directors
                     Farrest Loper, W. Gerald Newmin and Jerry Simek.
                   In addition the shareholders voted to:
                     1)  Amend the Company's Certificate of Incorporation to
                           increase the authorized common stock to 200,000,000 shares;
                     2)  Ratify and approve the Company's 2000 Stock Incentive
                           Plan and the reservation of 5,000,000 shares of the Company's common stock thereunder;
                     3)  Appoint Logan Throop & Co as the Company's independent auditors, and
                     4)  Ratify and approve the Company's 2000 Employee Benefit
                           Plan,
                     The votes were cast as follows:
                           Re-election of W. Gerald Newmin as director -
                             45,106,621 for, 410,456 against;
                           Re-election of Farrest Loper as director -
                             44,682,621 for, 834,456 against;
                           Re-election of Jerry Simek as director -
                             45,082,568 for, 434,509 against;
                           Election of Ed Sigmond as director -
                             45,327,121 for, 189,956 against.
                           Amendment of the Company's Certificate of Incorporation -
                             43,949,886 for, 1,218,918 against and 348,273
                             abstaining.
                           Approval of Stock Incentive Plan -
                             15,587,014 for, 911,946 against, 192,615
                             abstaining.
                           Appointment of Logan Throop & Co. -
                             45,337,239 for, 16,241 against, 163,597
                             abstaining.
                           Approval of Employee Benefit Plan -
                             15,822,708 for, 686,738 against, 182,129
                             abstaining.


Item 5:     Other Information:
                The Company's address is
                9620 Chesapeake Drive, Suite 201
                San Diego, California, 92123-1324

Item 6(a):  Exhibits
                NONE

Item 6(b):  Reports on Form 8-K

On May 15, 2000 the Company filed an amended Form 8-K reporting a letter from its former auditors, J. H. Cohn, LLP stating that there were no disagreements with the form 8-K filed by the Company on February 29, 2000.

                                     - 15 -
===============================================================================

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

                                   EXTEN INDUSTRIES, INC.  (Registrant)

Date:  07/14/00                    By:  /s/ W. Gerald Newmin
                                        --------------------
                                            W. Gerald Newmin
                                            Chairman, Chief Executive Officer


Date:  07/14/00                    By:  /s/ Jerry Simek
                                        --------------------
                                            Jerry Simek
                                            Director, President and Chief
                                            Operating Officer