Form 10KSB/A
period 1999-11-30
EXTEN INDUSTRIES INC
filed 2000-08-29
CIK 811779

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

                     DOCUMENTS INCORPORATED BY REFERENCE
                                    None.
                                    ----

Transitional Small Business Disclosure Format (check one):  Yes ____  No _X_

               Item 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company engaged the independent accounting firm of Logan Throop and Co., LLP in January, 2000. J. H. Cohn, LLP was dismissed as the Company's auditor in December, 1999. The resignation did not arise out of any disagreement between the Company and J. H. Cohn regarding any matter.


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


                                                       By /s/ W. Gerald Newmin
                                                              ----------------
                                                              W. Gerald Newmin
                                                                 Chairman & CEO
                                                                 Dated 08/29/00



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Title                                        Date
---------                 -----                                        ----

/s/ W. Gerald Newmin      Chairman ,CEO,                             08/29/00
    ----------------      and Secretary
    W. Gerald Newmin

/s/ Jerry G. Simek        President, COO                             08/29/00
    ----------------      and Treasurer
    Jerry G. Simek

/s/ Farrest Loper         Director                                   08/29/00
    ----------------
    Farrest Loper

/s/ Ed Sigmond            Director                                   08/29/00
    ----------------
    Ed Sigmond