Form 10QSB
period 2000-08-31
EXTEN INDUSTRIES INC
filed 2000-10-20
CIK 811779

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-QSB


(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended August 31, 2000

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
72,539,706 as August 31, 2000 Common Stock, .01 par value.

===============================================================================

                                 TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I FINANCIAL INFORMATION

Item 1:
Condensed Consolidated Balance Sheets as of August 31, 2000
(unaudited) and November 30, 1999 (audited) . . . . . . . . . . . . . . .  2

Condensed Consolidated Statement of Operations (unaudited)
 for the Three Months Ended August 31, 2000 and August 31, 1999 . . . . .  3

Condensed Consolidated Statement of Operations (unaudited)
 for the Nine Months Ended August 31, 2000 and August 31, 1999  . . . . .  4

Condensed Consolidated Statement of Cash Flows (unaudited)
 for the Nine Months Ended August 31, 2000 and August 31, 1999  . . . . .  5

Notes to Condensed Consolidated Financial Statements (unaudited)  . . . .  6

Item 1a:  Factors Which May Affect Future Results . . . . . . . . . . . .  8

Item  2:  Management's Discussion and Analysis of Financial Condition
 and Results of Operations . . . . . . . . . . . . . . . . . . . . . .  . 12

Overview .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Liquidity and Capital Resources . . . . . . . . . . . . . . . . . . . . . 14


PART II: OTHER  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 1: Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 2: Changes in Securities . . . . . . . . . . . . . . . . . . . . . . 14

Item 3: Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . 14

Item 4: Submission of Matters to a Vote of Security Holders . . . . . . . 14

Item 5: Other Information . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 6(a): Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 6(b): Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . 14

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

                                    -  1 -
===============================================================================

                            EXTEN INDUSTRIES, INC.
                        PART I - FINANCIAL INFORMATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
      as of August 31, 2000 (unaudited) and November 30, 1999 (audited)

                                        August 31, 2000      November 30, 1999
                                         ------------          ------------
                                          (unaudited)
ASSETS

CURRENT ASSETS - Cash                    $    296,825          $        228

PREPAID EXPENSES, net                          41,421                81,863

PROPERTY AND EQUIPMENT, net                     1,738                 1,284

OTHER ASSETS
Real Estate Held For Sale                      47,200                47,200
Patent Costs and other intangibles             40,768                40,737
                                         ------------          ------------
TOTAL OTHER ASSETS                             87,968                87,937
                                         ------------          ------------
 TOTAL ASSETS                            $    427,952          $    171,312
                                         ============          ============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)

CURRENT LIABILITIES

Accounts Payable                         $     10,960          $     83,574
Accrued Expenses                              103,882               539,272
Advances from Stockholder                           0                66,078
Notes Payable                                  16,510                77,590
                                         ------------          ------------
TOTAL CURRENT LIABILITIES                     131,352               766,514
                                         ------------          ------------
NOTES PAYABLE, long term                       17,154               403,545
                                         ------------          ------------
TOTAL LIABILITIES                             148,506             1,170,059

MINORITY INTEREST                             180,926                 1,153

STOCKHOLDERS EQUITY (DEFICIENCY)
Preferred Stock, $0.01 par value;
 5,000,000 shares authorized;
 0 issued & 22,622 outstanding,
 respectively                                       0                   226
Common Stock, $0.01 par value;
 200,000,000 shares authorized;
 72,749,003 and 49,501,109
 issued & outstanding.                        727,490               495,010
Common Stock Subscribed                             0                 4,989
Additional Paid-in Capital                 11,244,477             9,916,080
Accumulated Deficit prior to
 development stage                        (10,084,284)          (10,084,284)
Accumulated Deficit during
 development stage                         (1,789,163)           (1,331,921)
                                         ------------          ------------
TOTAL STOCKHOLDERS'
 EQUITY (DEFICIENCY)                           98,520              (999,900)
                                         ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)                      $    427,952          $    171,312
                                         ============          ============

     The accompanying notes are integral part of these financial statements

                                    -  2 -
===============================================================================

                            EXTEN INDUSTRIES, INC.
                        PART I - FINANCIAL INFORMATION
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
        For the three months ended August 31, 2000 AND August 31, 1999

                                                 Three Months Ended
                                        August 31, 2000       August 31, 1999
                                         ------------          ------------
REVENUE
Sales                                    $       -             $       -
Royalties                                        -                     -
                                         ------------          ------------

Total Revenue                                    -                     -

OPERATING EXPENSES
General and Administrative                    143,738                23,722
Consulting Fee Expense                         19,325                24,786
Research and Development                       40,441               (50,000)
Depreciation and Amortization                     270                   225
                                         ------------          ------------

Total Operating Expenses                      203,774                (1,267)

OTHER INCOME (EXPENSE)
Interest, net                                   3,978               (14,745)
Minority Interest in Loss of Subsidiary        94,397                 1,355
                                         ------------          ------------
Total Other Income (Expense)                   98,375               (13,390)
                                         ------------          ------------

Net Operating Loss Before Income Taxes       (105,399)              (12,123)

Provision for Income Taxes                          0                     0
                                         ------------          ------------


Net Income (Loss)                        $   (105,399)         $    (12,123)
                                         ============          ============


Net Income (Loss) per Average
 Common Share                            $     (0.01)          $     (0.01)
                                         ============          ============


Weighted Average Common Shares
 Outstanding                               65,166,002            50,000,000
                                         ============          ============

     The accompanying notes are integral part of these financial statements

                                    -  3 -
===============================================================================

                            EXTEN INDUSTRIES, INC.
                        PART I - FINANCIAL INFORMATION
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
         For the nine months ended August 31, 2000 AND August 31, 1999

                                                 Nine Months Ended
                                        August 31, 2000       August 31, 1999
                                         ------------          ------------
REVENUE

Sales                                    $       -             $       -
Royalties                                        -                     -
                                         ------------          ------------
Total Revenue                                    -                     -

OPERATING EXPENSES
General & Administrative                      289,735               174,566
Consulting Fee Expense                        141,702                91,895
Research and Development                      112,894               (30,000)
Depreciation and Amortization                     632                   633
                                         ------------          ------------
Total Operating Expenses                      544,963               237,094
                                         ------------          ------------

OTHER INCOME (EXPENSE)
Interest, net                                  (6,676)              (49,260)
Minority Interest in Loss of Subsidiary        94,397                     0
                                         ------------          ------------
Total Other Income (Expense)                   87,721               (49,260)
                                         ------------          ------------

Net Operating Loss Before Income Taxes       (457,242)             (286,354)
                                         ------------          ------------


Net Income (Loss)                        $   (457,242)         $   (286,354)
                                         ============          ============


Net Income (Loss) per Average
 Common Share                            $     (0.01)          $     (0.01)
                                         ============          ============


Weighted Average Common Shares
 Outstanding                               55,055,334            50,000,000
                                         ============          ============

     The accompanying notes are integral part of these financial statements

                                    -  4 -
===============================================================================

                            EXTEN INDUSTRIES, INC.
                        PART I - FINANCIAL INFORMATION
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
                  AS OF August 31, 2000 and August 31, 1999


                                                 Nine Months Ended
                                        August 31, 2000       August 31, 1999
                                         ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                        $   (457,242)         $   (286,355)
Adjustments to Reconcile Net Income
 (Loss) to Net Cash Provided By
 (Used In) Operating Activities
Minority Interest                             (94,397)               99,135
Depreciation and Amortization                     632                   633
Issuance of Common Stock for Services         406,556                58,831
Prepaid research                               40,441                     0
Other Assets                                      (31)                  (84)
Increase (Decrease) in:
 Accounts Payable                             (51,845)                7,650
 Accrued Expenses                            (144,431)             (208,288)
                                         ------------          ------------

NET CASH USED IN OPERATING ACTIVITIES        (300,317)             (328,478)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Equipment                          (1,086)                    0
                                         ------------          ------------
NET CASH USED INVESTMENT ACTIVITIES            (1,086)                    0


CASH FLOW FROM FINANCING ACTIVITIES
Issuance of Common Stock                      550,000                     0
Common stock options exercised                 48,000                     0
Advances from officer                               0                 8,739
Short term debt                                     0               (14,510)
Increase in Long Term Debt, net                     0               320,000
                                         ------------          ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES     598,000               314,229
                                         ------------          ------------
NET INCREASE (DECREASE) IN CASH               296,597               (14,249)
CASH AT BEGINNING OF PERIOD                       228                14,310
                                         ------------          ------------
CASH AT END OF PERIOD                    $    296,825          $         61
                                         ============          ============

     The accompanying notes are integral part of these financial statements

                                    -  5 -
===============================================================================

                            EXTEN INDUSTRIES, INC.
                        PART I - FINANCIAL INFORMATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business:
Exten Industries, Inc. ("Exten") is a holding company that is in the business of developing, through its subsidiary, Xenogenics Corporation ("Xenogenics"), an artificial liver technology, the SYBIOLR synthetic bio-liver. In 1993, the Company acquired all of the rights to the SYBIOL technology developed under its contract with a major west coast medical center. The rights to the technology were transferred to Xenogenics when it was formed in 1997. A patent application is currently pending on the process utilized by the SYBIOL device and the Company has received trademark protection for the SYBIOL registered trade name.

Basis of consolidation:
The consolidated financial statements include the accounts of Exten and its subsidiary (together the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Accounting/Use of estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

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

                                    -  6 -
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

Basis of presentation:
The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of a normal recurring nature and considered necessary for a fair presentation, have been included. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended November 30, 1999. The results of operations for the three-month periods are not necessarily indicative of the operating results for the year ended November 30, 2000.

2.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine-month period ended August 31, 2000 (unaudited) and 1999 are summarized as follows:
     Nine Months Ended                      August 31, 2000    August 31, 1999
                                             ------------       ------------
                                             (unaudited)
     Cash paid for interest and income taxes:
     Interest                                $        606       $     49,260

During May, 2000 Electrical and Technical Consulting Inc. exercised 800,000 stock options at $.06 per share.

Kestrel Equity Partners, Ltd. was issued 5,000,000 shares of Exten Industries, Inc. common stock and 350,000 shares of Xenogenics Corp. common stock in consideration for the release of the first $550,000 of funding to Xenogenics.

3.  EARNINGS PER SHARE

Certain options granted and outstanding as of August 31, 2000 (unaudited) are antidilutive for the purposes of calculating basic and diluted earnings per share and therefore are not included in the earnings per share calculations.

4.  GOING CONCERN MATTERS

During fiscal years 1999 and 1998, the Company incurred net losses of ($514,564) and ($811,677) (corrected), respectively. Management does not expect the Company to generate significant revenues in the near future.

At August 31, 2000, the Company's accumulated deficit and stockholders' equity were ($11,873,447) and $98,520 respectively, and its current assets exceeded its liabilities by $206,895. In order to continue as a going concern, develop and commercialize its technology and, ultimately, achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company, the proceeds of which would be used to protect the Company's patent position in its SYBIOLR technology and satisfy immediate operating needs include (1) Sales of shares of the Company's common stock to and through Kestrel Equity Partners Ltd., which has already resulted in their first $550,000 investment in the Company; and another $500,000 held in equity by Kestrel for release to the Company at an agreed-upon point, (2) raising additional capital through sales of preferred and common stock; (3) continuing to use common stock to pay for consulting and professional services; (4) negotiating reductions in existing liabilities; and (5) selling non-productive assets. In addition, management is continually seeking other potential joint venture partners or merger candidates that would provide financial, technical and/or marketing resources to enable the Company to realize the potential value of its technology. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

                                    -  7 -
===============================================================================

The ability of the Company to continue as a going concern is dependent upon its ability to: successfully accomplish the plans described in the preceding paragraph, secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

5. EXTINGUISHMENT OF DEBT THROUGH THE ISSUANCE OF STOCK

During the 9 months ended August 31, 2000 and August 31, 1999 the issued common stock in exchange for accounts payable and outstanding notes payable, as shown below:
     Nine Months Ended                      August 31, 1999    August 31, 2000
                                             ------------       ------------
                                             (unaudited)
     Settlement of account payable           $      6,194       $    103,937
     Settlement of notes payable             $    444,063       $    268,551
                                             ------------       ------------
         Totals                              $    450,257       $    372,488
                                             ============       ============

During March 2000, Mr. A. Jack Schaps, the A. Jack Schaps Estate Trust and the
A. Jack Schaps IRA Trust Fund exchanged a combination of $245,000 of notes and accrued interest of $16,867.80 and $100,000 of Xenogenics Corporation Preferred Stock and accrued dividends for 351,448 shares of Xenogenics Common .

During March 2000, Mr. W. Gerald Newmin, Chairman and Chief Executive Officer of the Company, exchanged a note in the amount of $199,063 plus accrued interest of $12,493 for 211,556 shares of Xenogenics Common Stock.

During June, 2000, Jeffers, Schaff and Falk, LLP; Brown, Martin, Haller, McLain, LLP; Mr. W. Gerald Newmin, Chairman and CEO of the Company, and Jerry Simek, President of the Company, exchanged indebtedness by the Company totaling $16,028, $4740, $83,169 and $3000 for 80,140, 23,698, 2,718,469 and 112,000
shares of common stock respectively.

6. REAL ESTATE HELD FOR SALE

Real estate as of May 31, 2000 consisted of a parcel of undeveloped land near the Grand Canyon. The land was originally purchased in February 1992 for $1,654,000 and written down to an estimated fair market value of $47,200 in 1995. (The current assessed cash value is $351,611.) The market may be experiencing an increase in land value and resale potential. The Company is currently in arrears on back taxes in the amount of $37,909.

7. CONVERSION OF PREFERRED STOCK

During June, 2000, 226,220 shares of Exten common stock were issued to Robert H. Goldsmith in exchange for the conversion of 22,622 shares of Series H Convertible Preferred stock


ITEM IA. FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

An investment in the Common Stock of the Company involves a high degree of risk. In addition to the other information contained in this Form 10-QSB, prospective investors should carefully consider the following risk factors:

1. SIGNIFICANT AND REPEATED LOSSES. During fiscal 1999, the Company's most recent fiscal year, the Company's losses were ($514,564) compared to losses of ($811,677) incurred during fiscal 1998. The Company faces all the risks inherent in a new business. The Company's Xenogenics subsidiary is without any record of earnings and sales. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits, so shareholders might lose all or substantially all of their investment. Fiscal 1999 research and development costs were $145,940; fiscal 1998 research and development costs were $191,712. The R&D costs reflect the Company's research, development and pre-clinical trials of the SybiolR synthetic bio-liver technology. The Company is continuing its research and development during Fiscal 2000.

                                    -  8 -
===============================================================================

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

4. SIGNIFICANT CURRENT LIABILITIES. As of November 30, 1999, the Company had $766,514 in current debts and other obligations that are due and payable on or before November 30, 2000. Included in the amounts due by November 30, 2000 is $77,590 in notes payable together with other current liabilities of $688,924.
In the event that the Company is not able to generate sufficient cash resources, the Company will likely incur substantial additional costs and expenses and otherwise risk whatever claims creditors may assert against the Company in connection with any default thereby, which may result in shareholders losing all or substantially all of their investment. As of August, 2000 the Company's current liabilities have been reduced to $131,352. The reduction in liabilities was due to payments provided by the Kestrel Equity Partners Ltd. financing and the exchange of certain debts for equity. There can be no assurance that this trend will continue.

5.   NEED FOR ADDITIONAL FINANCING & LACK OF UNDERWRITING COMMITMENT.
The Company's management recognizes that the Company needs to obtain additional external financing from the sale of the Company's debt, common stock, or preferred stock in order to support the Company and otherwise meet the Company's financial obligations. While the Company has obtained a $550,000 investment from Kestrel Equity Partners, Ltd. and Kestrel holds a 2nd $500,000 in escrow for the Company, there can be no guarantee that the Company will be successful. If the Company is not successful, the Company may suffer additional and continuing financial difficulties with consequent loss to shareholders.

6. WORKING CAPITAL & CASH FLOW. As of November 30, 1999, the Company had Total Current Liabilities of $766,514 and Total Current Assets of $171,312 with the result that the Company had negative working capital of ($595,201) as Total Current Liabilities exceeded Total Current Assets by that amount. However, management will continue to seek additional financing for the Company and its subsidiary to complete its business plan, Due to the financing provided by Kestrel Equity Partners, Ltd., the Company has achieved positive cash flow for the nine months ended August 31, 2000. There can be no assurance that this trend will continue.

7. POTENTIAL DILUTION. Funding of the Company's proposed business plan would result in substantial and on-going dilution of the Company's existing stockholders. During 1999, the Company issued 1,151,350 additional shares of its common stock in connection with its operations while incurring continuing financial losses. During 2000, the Company issued 23,247,984 additional shares of its common stock in connection with its fund-raising, exchange for debt and operations. While there can be no guarantee that the Company will be successful in raising additional capital, if the Company is successful in obtaining any additional capital, existing stockholders will incur substantial dilution.

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

                                    -  9 -
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

                                    - 10 -
===============================================================================

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

17. COMPETITION. The Company is engaged in businesses characterized by extensive research efforts, rapid technological change, and intense competition. Vitagen, Algenix, HemoTherapies, Excorp, Circe Biomedical and one German firm are some of the competitors in various stages of development. However there is no live-cell artificial liver device available on the US market. The Company believes it has or will have significant advantages in methodology and mechanical structure that provide significant cost and other advantages over competitive technologies. The Company's device will be among those which most closely replicate human liver functions, not just a blood-cleaning device. Competition can be expected to increase as technological advances are made and commercial applications broaden. The industries in which the Company seeks to compete are characterized by substantial competition involving biotechnology and major bio-pharmaceutical, chemical and biological testing companies. Many of the Company's existing and potential competitors have substantially greater financial, research and development, clinical, regulatory, marketing and production resources than those of the Company and may be better equipped than the Company to develop, manufacture and market competitive therapeutic products or testing services. These companies may develop and introduce products and services competitive with, superior to, or less costly than those of the Company, thereby rendering some of the Company's technologies and products and services under development less competitive or obsolete. There are established companies and firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company may continue to be at significant competitive disadvantage vis-a-vis the Company's competitors. Competitors or potential competitors of the Company have filed applications for, or have been issued, certain patents, and may obtain additional patents and proprietary rights, relating to technologies competitive with those of the Company. Accordingly, there can be no assurance that the Company's patent applications will result in patents being issued or that, if issued, such patents will provide protection against competitive technology that circumvents such patents or will be held valid by a court of competent jurisdiction; nor can there be any assurance that others will not obtain patents that the Company would need to license or circumvent. Furthermore, there can be no assurance that licenses that might be required for the Company's processes or products would be available on reasonable terms, if at all. The Company also intends to rely upon unpatented trade secrets, know-how and continuing technological innovation to develop and maintain its competitive position. No assurance can be given that others will not independently develop substantially equivalent proprietary information and technology, or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to its unpatented trade secrets.

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

                                    - 11 -
===============================================================================

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

Following the successful completion of these clinical investigations, the pre-clinical and clinical evidence that has been accumulated is submitted to the FDA as part of a product license application ("PLA"). Approval of the PLA or IND is necessary before a company may market the product. The approval process can be very lengthy and depends upon the time it takes to review the submitted data and the FDA's comments on the application and the time required to provide satisfactory answers or additional clinical data when requested.

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


RESEARCH AGREEMENTS FOR SYBIOL (R) DEVELOPMENT

A. LOYOLA UNIVERSITY MEDICAL CENTER, CHICAGO

US research on the efficacy of the SYBIOL (R) device is being conducted at Loyola University Medical Center, Chicago, IL, by a team of bioartificial liver researchers including John Brems, MD, FACS, Chairman of Xenogenics' Scientific Advisory Board, and Professor David Van Thiel, MD, FACP, Xenogenics Scientific Advisory Board member. The company's research and development efforts commenced in 1998 with the signing of the Loyola research agreement and the commencement of research activities by their scientific staff.

B. MULTICELL ASSOCIATES, INC. OF WARWICK RHODE ISLAND

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

                                    - 12 -
===============================================================================

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

OVERVIEW

Business of Exten Industries, Inc.

As of August 31, 2000, the Company's only active business is the proposed research and development activities of SYBIOL(R) artificial liver technology.

Business of Xenogenics Corporation

Xenogenics Corp. ("Xenogenics") was incorporated in Nevada on April 30, 1997 for the purpose of funding and conducting biotech research. In June 1997, Exten Industries, Inc. transferred all assets and rights to the SybiolR synthetic bio-liver technology to the new Xenogenics Corporation, at that time a wholly owned subsidiary (now majority-owned) so as to better fund and continue the research with the artificial liver technology. The company has filed US and foreign patent applications under the Patent Cooperative Treaty in 15 countries (Patent Cooperative Treaty US 94/10935). A patent application is presently pending on the process utilized by the SYBIOL(R) artificial liver device.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2000 COMPARED TO THREE MONTHS ENDED
AUGUST 31, 1999

Cash at end of period is $296,825 as compared to $61 as of August 31,1999 due to Kestrel Equity Partners Ltd. providing a first round of funding.

During the 3 months ended August 31, 2000, the Company incurred $19,325 in consulting fees compared to $24,786 for the 3 months ended August 31, 1999. This was due to the Company's use of outside consultants for administrative activities and the reliance on the roles filled by outside consultants.

During the 3 months ended August 31, 2000, the Company incurred $143,738 in general and administrative expenses. This increased from $23,722 for the 3-month period ended August 31, 1999. This increase was due to an increase in executive salaries due to the hiring of a full-time president for Xenogenics, support functions, and legal and accounting and other ancillary expenses including the May shareholders meeting.

As a result, total operating expenses for the 3-month period ended
August 31, 2000 were $203,774 compared to ($1,267) for the 3-month period ended August 31, 1999. This resulted in the Company recording a loss from operations of ($105,399) for the 3-month period ended August 31, 2000 compared to a loss from operations of $12,123 for the comparable period in 1999.

NINE MONTHS ENDED AUGUST 31, 2000 COMPARED TO NINE MONTHS ENDED AUGUST 31, 1999

Cash at end of period is $296,825 as compared to $61 as of August 31,1999 due to Kestrel Equity Partners Ltd. providing a first round of funding.

During the 9 months ended August 31, 2000, the Company incurred $141,702 in consulting fees compared to $91,895 for the 9 months ended August 31, 1999. This was due to the Company's use of outside consultants for administrative activities and the reliance on the roles filled by outside consultants.

                                    - 13 -
===============================================================================

During the 9 months ended August 31, 2000, the Company incurred $289,735 in general and administrative expenses. This increased from $174,566 for the 9-month period ended August 31, 1999. This increase was due to an increase in executive salaries due to the hiring of a full-time president for Xenogenics. Other factors are rate of usage of support functions, and legal/accounting and other ancillary expenses including the May shareholders meeting.

As a result, total operating expenses for the 9-month period ended
August 31, 2000 were $544,963 compared to $237,094 for the 9-month period ended August 31, 1999. This resulted in the Company recording a loss from operations of $457,242 for the 9-month period ended August 31, 2000 compared to a loss from operations of $286,354 for the comparable period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to effect transactions that reduce its liabilities and cash requirements, and raise capital. The Company has negotiated with certain vendors and creditors to settle its liabilities. The reduction in liabilities was due to payments provided by the Kestrel Equity Partners Ltd. financing and the exchange of certain debts for equity.

The Company continues to seek additional financing through the offering and sale of the Company's securities, joint ventures, and other efforts, and has received a first round of funding from Kestrel Equity Partners Ltd. of Dallas, Texas with a second round of funding now being held in escrow by Kestrel. The Company may consider forming an alliance or completing a merger with one or more other entities. There can be no assurances that the Company will be successful in obtaining any additional financing or in otherwise completing any joint venture, alliance, merger, or other transaction or, if the Company is successful in completing any such transaction, that it can be completed on terms that are reasonable in view of the Company's current circumstances.

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

Item 2:     Changes in Securities
            NONE

Item 3:     Defaults Upon Senior Securities
            NONE

Item 4:     Submission of Matters to a Vote of Security Holders
            NONE

Item 5:     Other Information:
            The Company's address is
            9620 Chesapeake Drive, Suite 201
            San Diego, California, 92123-1324

Item 6(a):  Exhibits
            NONE

Item 6(b):  Reports on Form 8-K
            NONE

                                    - 14 -
===============================================================================

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

                                   EXTEN INDUSTRIES, INC.  (Registrant)

Date:  10/20/00                    By:  /s/ W. Gerald Newmin
                                            ----------------
                                            W. Gerald Newmin
                                            Chairman, Chief Executive Officer

Date:  10/20/00                    By:  /s/ Jerry Simek
                                            ----------------
                                            Jerry Simek
                                            Director, President
                                            and Chief Operating Officer

                                    - 15 -
===============================================================================