Form 10KSB
period 2000-11-30
EXTEN INDUSTRIES INC
filed 2001-02-22
CIK 811779

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                 FORM 10-KSB

(X) Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended November 30, 2000.

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

                                                     Name of each exchange
         Title of each class                          on which registered
Common Stock $0.01 par value per share                       OTC BB
--------------------------------------                       ------

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
                                                               ----

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer (based upon 53,846,801 shares held by non-affiliates and the closing price of $.14 per share for the common stock on the over-the counter market as of February 2, 2001): $7,538,552.

State the number of shares of the issuer's common stock, par value. 01, outstanding as of February 2, 2001: 73,586,502.

                     DOCUMENTS INCORPORATED BY REFERENCE
                                    None.
                                    ----

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ---     ---

-------------------------------------------------------------------------------

                            EXTEN INDUSTRIES, INC.
                                 FORM 10-KSB

                                    INDEX
PART I
------

Item 1.  DESCRIPTION OF BUSINESS                                         1
Item 2.  DESCRIPTION OF PROPERTY                                         3
Item 3.  LEGAL PROCEEDINGS                                               3
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             3

PART II
-------

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
           AND RELATED STOCKHOLDER MATTERS                              4
Item 6.  MANAGEMENT'S PLAN OF OPERATIONS                                4
Item 7.  FINANCIAL STATEMENTS                                           5
Item 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                     5

PART III
--------

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS   6
Item 10. EXECUTIVE COMPENSATION                                         7
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT   8
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 8
Item 13. EXHIBITS AND REPORTS ON FORM 8-K                               9

SIGNATURES                                                              9

CONSOLIDATED FINANCIAL STATEMENTS                                   F1 - F22

-------------------------------------------------------------------------------

                                   PART I

                      ITEM 1.  DESCRIPTION OF BUSINESS


INTRODUCTION Exten Ventures, the predecessor of Exten Industries, Inc., a Delaware corporation ("the Company" or "Exten"), was incorporated on April 28, 1970. In September of 1991 the Company acquired all of the outstanding stock of Xenogenex, Inc., a California corporation, ("Xenogenex"). At that time Xenogenex was funding research on interspecies transplants and the development of an artificial liver or synthetic bio-liver with a major
West Coast medical center. Xenogenex had the rights to the commercial development of the research work being performed by that medical center.
In July 1996 all right, title and interest in the artificial liver technology was transferred to the Company. In 1997 the Company formed a new subsidiary, Xenogenics Corporation, a Nevada corporation, (Xenogenics) for the express purpose of holding and developing the Sybiol(R) synthetic bio-liver technology. Xenogenics holds all rights to the extracorporeal artificial liver technology.

BUSINESS OF EXTEN As of November 30, 2000, the Company's only active business is the management of its Xenogenics subsidiary's proposed research and development activities of Sybiol(R) artificial liver technology.

BUSINESS OF XENOGENICS Xenogenics was incorporated in Nevada on April 30, 1997 for the purpose of funding and conducting biotech research. In June 1997, Exten transferred all assets, including but not limited to, rights to the Sybiol(R) synthetic bio-liver technology to the majority-owned subsidiary, Xenogenics. Xenogenics' only active business is the proposed research and development activities of Sybiol(R) synthetic bio-liver or artificial liver technology.
     The Company is currently working toward a new generation device for liver failure treatment and an engineered cell line to work with it. An NIH grant was authorized in January, 2001 to help fund joint research between Xenogenics, MultiCell Corporation of Rhode Island and Compact Membranes of Delaware. When the product redesign work with these and other research partners is completed, testing is expected to resume at Loyola University Medical Center and other sites. The FDA approval process could take 3 to 5 years.

EMPLOYEES As of February 2, 2001, Exten had 3 officers and one part time person; Xenogenics had one officer.

RESEARCH AND DEVELOPMENT In fiscal 2000, the Company's research and development costs were $184,672. Research and development costs during fiscal 1999 were $145,940. The Company intends to continue its research and development during fiscal 2001.

COMPETITION The Company is engaged in businesses characterized by extensive research efforts, rapid technological change, and intense competition.
Vitagen, Hemocleanse, Excorp and Algenix are 4 noteworthy US competitors in various stages of developmentof liver-related products or technologies. A German firm offers the MARS kidney and liver "dialysis" device at a very high cost per treatment. However there is no affordable live-cell artificial liver device available on the world market that we are aware of. The Company believes it has significant advantages in methodology and mechanical structure which would provide significant cost and other advantages over competitive technologies. The Company's device is intended to be among those which most closely replicate human liver functions, not just a blood-cleaning device.

                                    -  1 -
-------------------------------------------------------------------------------

PATENTS AND PROPRIETARY TECHNOLOGY Any proprietary protection that the Company can obtain and maintain will be important to its proposed business. A patent application is presently pending on the process utilized by the SYBIOL(R) artificial liver device under the Patent Cooperative Treaty Protection in 15 countries. The Sybiol(R) trademark is registered in the United States Patent and Trademark Office, number 2,048,080.

NEED FOR GOVERNMENT APPROVAL The Company's products will be subject to regulation in the US by the Food and Drug Administration ("FDA") and by comparable regulatory authorities in foreign jurisdictions. The products produced will be classified as "biologics" regulated under the Public Health Service Act and the Federal Food, Drug and Cosmetic Act. Development of a therapeutic product for human use is a multi-step process. First, animal or in vitro testing must establish the potential safety and efficacy of the experimental product in a given disease. Once the product is found to be reasonably safe and potentially efficacious in animals, suggesting that human testing would be appropriate, an Investigational New Drug ("IND") application is submitted to the FDA. FDA approval which may, in some circumstances, involve substantial delays is necessary before commencing clinical investigations.

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

The optimal routes and schedules of administration are determined in these studies. As Phase II trials are successfully completed, Phase III studies will be commenced. Phase III studies are expanded, controlled and uncontrolled trials which are intended to gather additional information about safety and efficacy in order to evaluate the overall risk/benefit relationship of the experimental product and provide an adequate basis for physician labeling. These studies also may compare safety and efficacy of the experimental device with currently available products. It is not possible to estimate the time in which Phase I, II and III studies will be completed; it is often several years.

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

                                    -  2 -
-------------------------------------------------------------------------------

                      Item 2.  DESCRIPTION OF PROPERTY

Exten

SAN DIEGO. Exten leases approximately 300 square feet of space, at $300 per month, in an office building at 9620 Chesapeake Dr., Suite 201 in San Diego, CA. The Company believes the facilities are adequate for the near future.

ARIZONA. As of 11/30/2000, the Company owned 202 undeveloped lots in the Grand Canyon Development in Valle, Arizona, app. 70 miles south of the Grand Canyon which were acquired by prior management as a tangible asset.
The Company currently has no policy of acquisition of land for capital gain or income. The company is currently in arrears on back taxes and interest. Tax sale for back taxes is pending and as management has been unable to obtain a current appraisal of the fair market value of the land, they have not yet decided whether to pay the back taxes.

Xenogenics

During the fiscal year ending November 30, 2000, Xenogenics was provided offices and clerical services by its parent, Exten, and did not maintain separate offices. All R & D work is outsourced as discussed elsewhere in this document.


                         Item 3.  LEGAL PROCEEDINGS

There were no pending legal proceedings involving the Company as of November 30, 2000.


         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Exten Industries, Inc. (EXTI.OB) held its annual shareholders meeting
                         May 17th, 2000 in San Diego.
             All directors and items on the proxy were approved:

             DIRECTORS                  FOR             WITHHELD
             ----------------        ----------        ----------
             W. Gerald Newmin        43,661,467           409,845
             Farrest Loper           43,862,467           208,845
             Jerry Simek             43,637,414           433,898
             Ed Sigmond              43,881,967           189,345

Newmin, Loper and Simek were prior Directors of the Company; Mr. Sigmond of Kestrel Equity partners, Ltd., had not previously served as a Director. All serve until the next Annual Meeting of Shareholders and/or until successors are elected.

PROPOSALS                                     FOR        AGAINST      ABSTAIN
-------------------------------------      ----------   ----------   ----------
An amendment to Exten's Certificate of
  Incorporation to increase authorized
  shares to 200,000,000 was approved.      42,560,207    1,168,831      342,273
EXTEN Stock Incentive Plan was approved    12,874,601      896,652      186,965
EXTEN Employee Benefit Plan was approved   13,106,876      671,482      179,859
Appointment of Logan Throop & Co.
  as independent public auditors
  was ratified                             43,897,834       15,230      158,247

                                    -  3 -
-------------------------------------------------------------------------------

                                  PART II


               Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                        AND RELATED STOCKHOLDER MATTERS

From June 14, 1994 to the present, the Company's Common Stock has traded on the OTC Bulletin Board.

The table below gives the range of high and low bid prices for Exten Common Stock for the fiscal years ended November 30, 2000 and November 30, 1999.

                        Fiscal Year Ended November 30,
                                     2000

                                          High       Low
                                          -----     -----
                      First quarter       1.26       .03
                      Second quarter       .94       .19
                      Third quarter        .34       .14
                      Fourth quarter       .24       .12

                                     1999

                      First quarter        .05       .03
                      Second quarter       .043      .021
                      Third quarter        .067      .022
                      Fourth quarter       .06       .02

The quotations reflect inter-dealer prices, without retail mark-ups, mark-down or commission and may not represent actual transactions or a liquid trading market.

No cash dividends have been paid on Exten Common Stock for the 2000 and 1999 fiscal years and no change of this policy is under consideration by the Board of Directors.

The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements, opportunities for reinvesting earnings, business conditions, and other factors. The number of shareholders of the Company's Common Stock on November 30, 2000 was approximately 6500. There are otherwise no restrictions on the payment of dividends.

RECENT SALES OF UNREGISTERED SECURITIES.  None


                   Item 6.  MANAGEMENT'S PLAN OF OPERATIONS

PLAN OF OPERATION The Company's only business in fiscal 2000 was the research and development of the proprietary Sybiol(R) liver support technology.
Dr. John Brems, Chairman of the Company's Scientific Advisory Board, oversees Loyola University's liver transplant program and has established an artificial liver research program focusing on the Company's technology. He has recruited a team of many of the world's foremost liver doctors and scientists at Loyola. Scientific Advisory Board members include Dr. Donald Cramer, BS, DVM, and Ph.D., director of Transplantation Research at Children's Hospital in Los Angeles; Dr. David Van Thiel, MD Director of Liver Transplantation at Loyola; Amy Friedman, MD, Chief, Liver Transplantation, Yale-New Haven Hospital; Dr. Alessandra Colantoni, Research Associate, Liver Transplant Service, Loyola University also serves on the Scientific Advisory Board.

The Company has a Research and Development Agreement and a Supplier Agreement with MultiCell Associates, Inc. (MultiCell) of Warwick, RI, under which MultiCell will supply a unique engineered porcine liver cell line and optimize the interface between this cell line and Xenogenics' proprietary Sybiol(R) liver failure treatment device. This cell line is expected to eliminate variability in patient treatment and limit the viral risks associated with primary hepatocytes.

The Company continues to seek financing for its subsidiary, Xenogenics to fund ongoing R&D. It expects to have funding in place within the next 12 months. Funding received in fiscal 2000 was from Kestrel Equity Partners and individual investors. Cash on hand and an additional $500,000 commitment from Kestrel Equity Partners is expected to be sufficient for the current fiscal year's needs. In order to continue to fund operations, R&D and growth, the Company is exploring various opportunities such as: obtaining financing from multiple sources, mergers, acquisitions or other business combinations and alliances.

The Company has signed a Letter of Intent to acquire Lexicor Medical Technologies Inc. of Boulder CO. The Company has signed a Letter of Intent to acquire MediQuip International and Sterling Medical Technologies, Inc. of Dallas, TX. There is no assurance that definitive agreements will be concluded with any of these companies. The Company has also identified several other business entities that present possibilities for alliance, acquisition or merger. The Company is currently in the preliminary discussion stage with several entities in this regard. There is no assurance that these discussions will result in the completion of a transaction.

The Company is negotiating with an investment group to provide a $15 million equity credit line. The Company continues to seek additional financing through the offering and sale of the Company's securities, joint ventures, and other efforts. There can be no assurances that the Company will be successful in obtaining any additional financing, including the equity line, or in otherwise completing any joint venture, alliance, merger, or other transaction or, if the Company is successful in completing any such transaction, that it can be completed on terms that are reasonable in view of the Company's current circumstances.

During Fiscal 1999 and 2000, the Company continued to control costs. The Company continues to effect transactions that reduce its liabilities and cash requirements while it continues to raise capital. The Company continues to pay directors fees, consulting fees, and in some cases, legal fees through the issuance of the Company's Common Stock with the subsequent registration of the shares so issued on Form S-8. The Company has been forced to take these steps to conserve the Company's cash.


                                    -  4 -
-------------------------------------------------------------------------------

                RESEARCH AGREEMENTS FOR SYBIOL(R) DEVELOPMENT

A. MULTICELL ASSOCIATES, WARWICK, RHODE ISLAND. The Company has a Research and Development Agreement and a Supplier Agreement with MultiCell Associates, Inc. (MultiCell) of Warwick, RI, under which MultiCell will supply a unique engineered porcine liver cell line and optimize the interface between this hepatocyte cell line and Xenogenics' proprietary Sybiol(R) liver failure treatment device. This cell line is expected to eliminate variability in patient treatment and limit the pathogen risks associated with sourcing variation of primary hepatocytes.
B. LOYOLA UNIVERSITY MEDICAL CENTER, CHICAGO. Preclinical research on the efficacy of the Sybiol(R) device was being conducted at Loyola University Medical Center, Chicago, Il. but was halted pending working on a new generation device with MultiCell, Fallbrook and other entities. The team of bioartificial liver researchers including John Brems, MD, FACS, Chairman of Xenogenics' Scientific Advisory Board, James Filkins, Ph.D., and Professor David Van Thiel, MD, FACP, also Xenogenics Scientific Advisory Board members and noted hepatological experts at Loyola will again be chosen to conduct research when the device improvement is completed.


                        Item 7.  FINANCIAL STATEMENTS

The full text of the Company's audited consolidated financial statements for the fiscal years ended November 30, 2000 and 1999 begins on page F-1 of this Report and is incorporated herein by reference.


               Item 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Logan, Throop, & Co. LLP was previously the Company's principal accountants. On January 1, 2001, Logan, Throop, & Co. LLP merged with Hutchinson & Bloodgood, LLP. and Hutchinson & Bloodgood, LLP was engaged to audit our consolidated financial statements. The board of directors has approved the appointment of Hutchinson & Bloodgood, LLP as our principal accountants.

     In connection with the audit for the year ended November 30, 1999, there were no disagreements with Logan, Throop, & Co. LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion on the subject matter of the disagreement.

     The audit report of Logan, Throop & Co. LLP on our consolidated financial statements as of November 30, 1999 contained statements that our sustained recurring losses, negative cash flows, and loan agreement defaults raised substantial doubt about our ability to continue as a going concern.


                                    -  5 -
-------------------------------------------------------------------------------

                                  PART III


     Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Executive Officers of the Company as of November 30, 2000 were:

Name               Age      Position                              Date elected
----               ---      --------                              ------------

W. Gerald Newmin   63       Chairman, CEO, Secretary & Director     05-17-00

Jerry G. Simek     57       President & Director                    05-17-00

Farrest Loper      63       Director                                05-17-00

Ed Sigmund         42       Director                                05-17-00

MR. W. GERALD NEWMIN began as a consultant to the Company's Board of Directors in June 1995 and was elected Acting Secretary of the Company July 13, 1995.
On December 1, 1995, Mr. Newmin was elected Chairman, Chief Executive Officer, and President of the Company. "Jerry" Newmin was President of HealthAmerica from 1984-1987 and President of International Silver Company from 1977-1984 following top positions and revenue increases at American Medicorp, and numerous operating divisions of Whittaker Corporation. Mr. Newmin currently serves as Chairman of the Board of Directors and CEO of SYS, a publicly traded defense systems company in San Diego, California, which is currently traded on the OTC Bulletin Board. Newmin is past Chairman of the Board of the Corporate Directors Forum, a non-profit organization which promotes corporate governance, and which is composed of over 170 Board members from California companies.
He holds a Bachelor's degree in Accounting from Michigan State University.

MR. JERRY SIMEK was elected to the Board of Directors on March 20, 1998. He was appointed President, COO and Treasurer of Exten on
June 16, 1998. Mr. Simek has been President of JGS Management Group since 1984, specializing in strategic planning, financial management, business/corporate development and international business. He has successfully directed and implemented company reorganizations, refinancing programs, company turnarounds, market development, acquisition and divestiture programs. Simek was President of a San Diego public medical electronics manufacturing company and facilitated in its turnaround and funding. Simek has over thirty years of management experience with major multinational companies in the medical, energy, electronics and aerospace industries. He has worked for medical companies such as Baxter and Johnson & Johnson. He has facilitated raising capital in public, private and start-up ventures; has identified and established joint venture transatlantic manufacturing, trading company and joint licensing programs; plus established and implemented multimillion dollar project management and manufacturing expansion programs. Mr. Simek has been Director and/or Management Advisor for public and private companies in the US and UK. He has a BS from Illinois Institute of Technology and MBA from Pepperdine University.

MR. FARREST LOPER was first elected to the Board of Directors June 1998.
For the past nine years Mr. Loper has been President of Loper & Associates, a firm providing executive strategic management services to distribution, manufacturing and service firms, specializing in turnarounds and growth acceleration. The firm also consults to capital-providing firms, providing business valuation and due diligence services. Mr. Loper has served as President and CEO of T-Systems International, Stripping Technologies, and Ponsor Corporation. He also held several executive positions in Honeywell, Inc., which included six years in Cardio-pulmonary instrumentation development. He served as President of AiResearch Tucson, an AlliedSignal company.
Mr. Loper's education includes an OPM executive program from Harvard Business School and a Master of Science in Engineering Administration from the University of South Florida. He has served on non-profit and corporate boards in the US, Mexico, Europe and Australia. He is Lead Faculty member for MBA courses in Strategic Management and Management at the University of Phoenix.
He is a co-founder of the Corporate Governance Institute with San Diego State University.

ED SIGMOND has been in sales, marketing and operations management for the past 18 years. He has been President of Kestrel Development and, as such, an entrepreneur, investor and real estate developer in the Dallas, Texas area since 1994. From 1992 to 1996 Mr. Sigmond was President of American Machine and Bearing of Dallas, TX. Prior positions included Assistant to President of Alpha Aviation, Dallas, TX, 1990-1992; Founder and President of Specialty Food Products, Arlington, TX, 1987-1990; and VP/Regional Manager Geodata Corporation, Houston, TX 1981-1987. He has varied negotiation, sales marketing, managerial and operational skills with existing and startup operations.
He studied Marketing and Chemistry at Duquesne University. Mr. Sigmond is the founder of Kestrel Equity Partners, Ltd., which has invested in Exten Industries Inc., and Xenogenics Corp.

All Directors serve for a term of one (1) year. There are no family relationships among directors or executive officers of the Company.


                                    -  6 -
-------------------------------------------------------------------------------

                      Item 10.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation received for the fiscal years ended November 30, 2000, 1999 and 1998 for services rendered to the Company in all capacities by the Company's Chief Executive Officer and any officer or Director with salary over $100,000 per year.

                          Annual Cash Compensation         Long Term Compensation
                         ---------------------------  -------------------------------
                                                             Awards           Payouts
                                                      ----------------------  -------
                                                      Restricted  Securities
                                        Other Annual    Stock     Underlying   LTIP      All Other
Name and principal       Salary  Bonus  Compensation   Award(s)    Options/   Payouts   Compensation
position            Year  ($)     ($)        ($)         ($)       SARs (#)     ($)        ($)(1)
----------------------------------------------------------------------------------------------------
W. Gerald Newmin,   2000   0       0          0           0          15,812      0        $ 48,424
Chairman, CEO,      1999   0       0          0           0            0         0        $ 94,285
Secretary and       1998   0       0          0           0            0         0        $187,351
Director
----------------------------------------------------------------------------------------------------

(1) Represents the fair market value of stock paid in lieu of cash based on the closing market price on date of approval by the Board of Directors.

                    OPTION/SAR grants in Last Fiscal Year
                             (Individual Grants)
                                       Percent of
                        Number of      Total Options     Exercise
                        Securities     /SARs             or
                        Underlying     Granted to        Base
                        Options/SARs   Employees         Price       Expiration
     Name               Granted        In fiscal Year    (S/Share)      Date
-------------------------------------------------------------------------------
W. Gerald Newmin, CEO     575,000           100%           $0.21     05/17/2004
-------------------------------------------------------------------------------

OTHER NON-CASH COMPENSATION

Directors of the Company, who are considered outside consultants, do not receive cash compensation for their services as directors or members of committees of the Board of Directors, but may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the Board of Directors or management committees. By resolution of the Board of Directors in fiscal 2000, Directors Ed Sigmond, Jerry Simek and Farrest Loper were each granted stock options for 250,000 shares exercisable at $0.21 per share; these options expire 5/17/04. Options vest over 4 years, the options were valued at $.11 per share.


                                    -  7 -
-------------------------------------------------------------------------------

   Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as to shares of common stock owned by (i) each person or entity known to beneficially own more than 5% of the outstanding common stock, (ii) each director and named executive officer of the Company, and (iii) all executive officers and directors of the Company as a group. Unless otherwise indicated, each person has sole voting and investment power over the shares beneficially owned by him. Unless otherwise indicated, the address of each named beneficial owner is that of the Company's principal offices located at 9620 Chesapeake Dr., Suite 201, San Diego, California 92123.

Name                       Title                Common Shares    % Class (1)
----------------------------------------------------------------------------
W. Gerald Newmin (2)       President, CEO,
                           Chairman & Secretary   12,271,426        16.7%
Jerry G. Simek             Director and COO        2,052,390         2.8%
Farrest Loper              Director                  208,385         0.3%
Ed Sigmond                 Director                  207,500         0.3%
Kestrel Holdings                                   5,000,000         6.8%
----------------------------------------------------------------------------
All Officers and
  Directors as a Group (4 persons)                19,739,701        26.9%
----------------------------------------------------------------------------

Footnotes:
(1)  Based on 73,586,502 shares of the Company's Common Stock outstanding as of
February 2, 2001.   Beneficial ownership has been determined in accordance with
Rule 13d-3 of the Securities and Exchange Act of 1934. Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights are deemed outstanding for purposes of computing shares beneficially owned by and the percentage of ownership of each such person and group. However, such shares are not deemed outstanding for purposes of computing the shares beneficially owned by, or percentage of ownership of, any other person or group.

(2) Mr. Gerald Newmin disclaims beneficial ownership of shares owned by his wife.

           Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Exten entered into a Settlement and Mutual Release Agreement with former President of Exten, Robert H. Goldsmith, on September 7, 1998. Under the terms of this agreement Exten issued 400,000 shares of its Common Stock and agreed to issue additional shares should the price not achieve certain levels during the period of December 1, 1998 to January 31, 1999. Since the price of Exten's stock did not achieve the agreed-upon price level, Exten has issued an additional 22,622 shares of Series A Preferred stock to Goldsmith for no additional consideration. Said preferred shares were converted into 2,262,200 shares of common stock.


                                    -  8 -
-------------------------------------------------------------------------------

                  Item 13. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS
     None

REPORTS ON FORM 8-K
     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

ADDITIONAL INFORMATION
     For further information with respect to the Company, we refer you to the quarterly and annual reports that we file with the Securities and Exchange Commission (the "Commission") as a reporting company under the Securities Exchange Act. You may inspect these reports, including the exhibits thereto, without charge, at the Public Reference Room of the Commission at 450 Fifth Street N.W., Washington, D.C. and at the regional offices of the Commission located at 7 World Trade Center, 13th Floor, New York, New York.
You may obtain copies of these reports from the Public Reference Section of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, upon payment of the prescribed fees. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You may also access such material electronically by means of the Commission's home page on the Internet at http://www.sec.gov.



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


                                                       By /s/ W. Gerald Newmin
                                                              W. Gerald Newmin
                                                                Chairman & CEO
                                                       Dated 02/19/01



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Title                                        Date
---------                 -----                                        ----

/s/ W. Gerald Newmin      Chairman ,CEO,
W. Gerald Newmin          and Secretary                              02/19/01

/s/Jerry G. Simek         President, COO                             02/19/01
Jerry G. Simek            and Treasurer

/s/ Farrest Loper         Director                                   02/19/01
Farrest Loper

/s/ Ed Sigmond            Director                                   02/19/01
Ed Sigmond
                                     -  9 -
-------------------------------------------------------------------------------

                   INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Exten Industries, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheet of Exten Industries, Inc. and Subsidiary (a development stage company) as of November 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exten Industries, Inc. and Subsidiary as of November 30, 2000 and 1999, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has sustained recurring losses and negative cash flows for several years and had a stockholders' capital deficiency as of November 30, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts and classification of liabilities that might result from the outcome of this uncertainty.


Hutchinson and Bloodgood, LLP
San Diego, California
February 1, 2001


                                   - F  1 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (a development stage company)

                          Consolidated Balance Sheets

===============================================================================
November 30,                                        2000               1999
-------------------------------------------------------------------------------
ASSETS

Current assets
  Cash                                        $     539,103     $         228
  Prepaid research                                   50,000            81,863
  Notes receivable                                  132,500              -
-------------------------------------------------------------------------------
        Total current assets                        721,603            82,091

Real estate held for sale                            47,200            47,200
Patent costs and other intangibles                   46,605            40,737
Equipment, net of accumulated depreciation            1,222             1,284
-------------------------------------------------------------------------------

     Total assets                             $     816,630     $     171,312
===============================================================================

LIABILITIES AND  STOCKHOLDERS' DEFICIENCY

Current liabilities
  Accounts payable                            $      13,411     $      83,574
  Accrued expenses                                  144,216            68,822

  Accrued expenses to be satisfied
    by the issuance of common stock                    -              470,450
  Advances from officer                                -               66,078
  Notes payable                                     509,460            77,590
-------------------------------------------------------------------------------
     Total current liabilities                      667,087           766,514

Noncurrent notes payable                               -              403,545
-------------------------------------------------------------------------------

     Total liabilities                              667,087         1,170,059
-------------------------------------------------------------------------------

Minority interest in subsidiary                     158,581             1,153

           See accompanying notes and Independent Auditors' report


                                   - F  2 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (a development stage company)

                          Consolidated Balance Sheets

===============================================================================
November 30,                                        2000               1999
-------------------------------------------------------------------------------
Stockholders' deficiency
  Preferred convertible stock, series H,
     par value $.01, 5,000,000 shares
     authorized, 0 and 22,622 shares
     issued and outstanding.                           -                  226
  Common stock, par value $.01,
     200,000,000 and 50,000,000 shares,
     authorized, 73,586,502 and
     49,501,019 shares issued and outstanding.      735,865           495,010
  Additional paid in capital                     11,409,980         9,916,080
  Common stock subscribed and unissued
        -0- and 498,981 shares                         -                4,989
   Stock subscriptions receivable                   (81,500)             -
  Deferred compensation costs                       (16,500)             -
  Deficit accumulated prior to the
     development stage                          (10,084,284)      (10,084,284)
  Deficit accumulated during the
     development stage                           (1,972,599)       (1,331,921)
-------------------------------------------------------------------------------

     Total stockholders' deficiency                  (9,038)         (999,900)
-------------------------------------------------------------------------------

  Total liabilities and stockholders'
    deficiency                                $     816,630     $     171,312
===============================================================================

           See accompanying notes and Independent Auditors' report


                                   - F  3 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (a development stage company)

                     Consolidated Statements of Operations

==================================================================================================
                                                                    Period from February 28, 1997
                                                                   (inception of development stage)
                                                                         to November 30, 2000
Years ended November 30,                     2000          1999               (unaudited)
--------------------------------------------------------------------------------------------------
Operating expenses
  General and administrative                 559,796       330,514              1,906,772
  Research and development                   184,672       145,940                356,921
  Depreciation                                   389           367                 24,414
--------------------------------------------------------------------------------------------------

     Total operating expenses                744,857       476,821              2,288,107
--------------------------------------------------------------------------------------------------

Loss from operations                        (744,857)     (476,821)            (2,288,107)
--------------------------------------------------------------------------------------------------

Other income (expense)
Interest expense                             (21,258)      (46,345)              (119,766)
Interest income                               12,327          -                    12,327
Minority interest in loss of subsidiary      113,110         8,602                121,712
--------------------------------------------------------------------------------------------------

Total other income (expense)                 104,179       (37,743)                14,273
--------------------------------------------------------------------------------------------------

Net loss before extraordinary item          (640,678)     (514,564)            (2,273,834)

Net gain (loss) on extinguishments
     of debt     -                              -             -                   302,380
--------------------------------------------------------------------------------------------------

Net loss                                 $  (640,678)  $  (514,564)           $(1,971,454)
==================================================================================================

Loss per share                           $    (0.01)   $    (0.01)            $    (0.04)
Average number of shares outstanding      61,125,011    49,405,073             54,438,370

           See accompanying notes and Independent Auditors' report


                                   - F  4 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (a development stage company)

             Consolidated Statements of Stockholders' Deficiency

===============================================================================================================================
                                             Series H
                                 Common     Convertible               Common                          Total
                                 Stock       Preferred                 stock         Deferred      Accumulated    Stockholders'
                                 Shares       Shares       Amount    subscribed    Compensation      deficit       deficiency
-------------------------------------------------------------------------------------------------------------------------------
Balance at February 28, 1997
  inception of development
  stage                        29,968,382        -      $ 9,207,400       -               -        $(10,084,284)  $(876,884)

  Issuance of stock for cash      120,000        -            6,000       -               -                -          6,000
  Issuance of stock for
     services                   3,798,038        -           93,949       -               -                -         93,949
  Issuance of stock for
     settlement of accounts
     payable                      750,000        -           30,000       -               -                -         30,000
  Issuance of stock to
     officer unpaid at end
     of year                    2,500,222        -          140,040   (140,040)           -                -           -
  Net loss                           -           -             -          -               -              (4,535)     (4,535)
-------------------------------------------------------------------------------------------------------------------------------

Balance at November 30, 1997   37,136,642        -        9,477,389   (140,040)           -         (10,088,819)   (751,470)

  Issuance of stock for
     cash, net                    625,000        -           25,000       -               -                -         25,000
  Issuance of stock for
     services                  10,040,027        -          511,177       -               -                -        511,177
  Issuance of stock for
     settlement of accounts
     payable                       48,000        -            2,880       -               -                -          2,880
  Issuance of stock for
     settlement of notes
     payable                      500,000        -           30,000       -               -                -         30,000
  Effect of issuance of stock
     by subsidiary for
     consideration in excess
     of underlying book value        -           -           49,137       -               -                -         49,137
  Services provided by
     officer to extinguish
     receivable from sale
     of stock                        -           -             -       140,040            -                -        140,040
  Stock subscribed                   -           -           37,125     16,502            -                -         53,627
  Net loss                           -           -             -          -               -            (811,677)   (811,677)
-------------------------------------------------------------------------------------------------------------------------------

Balance at November 30, 1998   48,349,669        -       10,132,708     16,502            -        $(10,900,496)  $(751,286)

  Issuance of stock for
     legal settlement                -         22,622       176,000       -               -                -        176,000
  Issuance of stock
     subscribed                 1,151,350        -           11,513    (11,513)           -                -           -
  Effect of issuance of
     stock by subsidiary
     for consideration in
     excess of underlying
     book value                      -           -           91,095       -               -                -         91,095
  Dividend paid to preferred
     minority shareholders           -           -             -          -               -              (1,145)     (1,145)
     Net loss                        -           -             -          -               -            (514,564)   (514,564)
-------------------------------------------------------------------------------------------------------------------------------
Balance at November 30, 1999   49,501,019      22,622   $10,411,316   $  4,989            -        $(11,416,205)  $(999,900)
===============================================================================================================================

           See accompanying notes and Independent Auditors' report


                                   - F  5 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (a development stage company)

             Consolidated Statements of Stockholders' Deficiency

===============================================================================================================================
                                             Series H
                                 Common     Convertible               Common                          Total
                                 Stock       Preferred                 stock         Deferred      Accumulated    Stockholders'
                                 Shares       Shares       Amount    subscribed    Compensation      deficit       deficiency
-------------------------------------------------------------------------------------------------------------------------------
Balance at November 30, 1999   49,501,019      22,622    10,411,316      4,989            -        $(11,416,205)  $(999,900)

  Issuance of stock
     Subscribed                      -           -            4,989     (4,989)           -                -           -
  Exercise of stock options
    unpaid at year end            837,500        -           81,500    (81,500)           -                -           -
  Issuance of stock
     For cash                   5,000,000        -           50,000       -               -                -         50,000
  Exercise of stock options       800,000        -           48,000       -               -                -         48,000
  Issuance of stock for
     services                   1,994,079        -          269,639       -               -                -        269,639
  Issuance of stock options
  To scientific advisory board       -           -           16,500       -            (16,500)            -           -
  Issuance of stock warrants         -           -            2,112       -               -                -          2,112
  Issuance of stock for
     settlement of accounts
     payable and accrued
     expenses                  10,361,435        -          491,214       -               -                -        491,214
  Issuance of stock for
     settlement of officer
     advances                   2,718,469        -           81,554       -               -                -         81,554
  Issuance of stock for
     settlement of notes
     payable                      112,000        -            3,000       -               -                -          3,000
  Effect of issuance of
     stock by subsidiary
     for consideration in
     excess of underlying
     book value                      -           -          686,021       -               -                -        686,021
  Conversion of preferred
     Shares to common           2,262,000     (22,622)         -          -               -                -           -
     Net loss                        -           -             -          -               -            (640,678)   (640,678)
-------------------------------------------------------------------------------------------------------------------------------
Balance at November 30, 2000   73,586,502        -      $12,145,845   $(81,500)       $(16,500)    $(12,056,883)  $  (9,038)
===============================================================================================================================

           See accompanying notes and Independent Auditors' report


                                   - F  6 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (a development stage company)

                     Consolidated Statements of Cash Flows

========================================================================================================
                                                                                Period from inception of
                                                                                  development stage to
                                                                                    November 30, 2000
Years ended November 30,                                 2000            1999          (unaudited)
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $(640,678)      $(514,564)      $(1,971,454)
  Adjustments to reconcile net loss to
     net cash used by operating activities:
  Minority interest in loss of subsidiary              (113,110)         (8,602)         (121,713)
  Minority stock issued for interest                     12,493            -               12,493
  Common stock issued for services                      269,639            -              984,548
  Note issued for compensation                             -               -               15,133
  Depreciation and amortization                             389             367            24,414
  Gain (loss) on extinguishments of debt                   -               -             (302,380)
  (Increase) decrease other current assets               31,863         (81,863)          (33,333)
  Increase (decrease) accounts payable                  (49,396)         18,704           (70,392)
  Increase (decrease) accrued expenses                   75,394         419,006           655,859
--------------------------------------------------------------------------------------------------------
    Net cash used by operating activities              (413,406)       (166,952)         (806,825)
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Patent costs                                           (5,868)         (2,070)          (46,605)
  Note receivable                                      (150,000)           -             (150,000)
  Purchase of property and equipment                       (327)           -               (2,160)
--------------------------------------------------------------------------------------------------------
    Net cash used by investing activities              (156,195)         (2,070)         (198,765)
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes and loans payable                 500,000          28,000           740,500
  Payments of notes and loans payable                    (5,000)           -              (55,000)
  Proceeds from sale of stock                            50,000            -               81,000
  Proceeds from exercised options                        48,000            -               48,000
  Proceeds from sale of stock by subsidiary             500,000          99,996           632,395
  Advances from officer                                  15,476          28,089            81,554
  Dividends paid-subsidiary preferred stock                -             (1,145)           (1,145)
  Proceeds from subscriptions for purchase of
     common stock of subsidiary                            -               -               17,601

           See accompanying notes and Independent Auditors' report


                                   - F  7 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (a development stage company)

                     Consolidated Statements of Cash Flows

========================================================================================================
                                                                                Period from inception of
                                                                                  development stage to
                                                                                    November 30, 2000
Years ended November 30,                                 2000            1999          (unaudited)
--------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities         1,108,476         154,940         1,544,905
--------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                         538,875         (14,082)          539,315
Cash at beginning of period                                 228          14,310              (212)
--------------------------------------------------------------------------------------------------------
Cash at end of period                                 $ 539,103       $     228       $   539,103
========================================================================================================

Supplemental disclosures:

  Interest paid                                       $  30,031       $   5,940       $    61,216

Noncash transactions
  Issuance of stock for legal settlement              $    -          $ 176,000       $   176,000
  Issuance of stock for debt                          $   3,000       $    -          $   173,040
  Issuance of minority stock for debt                 $ 444,063       $    -          $   444,063
  Settlement of officer advances for stock            $  81,554       $    -          $    81,554
  Settlement of accounts payable and
   accrued expenses for stock                         $ 491,214       $    -          $   524,094
  Note payable issued for accrued liabilities         $    -          $  20,000       $    20,000
  Note payable increased by accrued interest          $    -          $  30,518       $    30,518
  Stock subscribed for accrued expenses
   to be satisfied by the issuance of stock           $    -          $  18,961       $    18,916
Issuance of stock warrants                            $   2,112       $    -          $     2,112
Assignment of Lexicor stock warrants                  $  17,500       $    -          $    17,500

           See accompanying notes and Independent Auditors' report


                                   - F  8 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (a development stage company)

                  Notes to Consolidated Financial Statements
                    Years ended November 30, 2000 and 1999


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

OPERATIONS

Since inception of the development stage, the Company has been engaged in research and development, organizational activities, and obtaining financing. Through November 30, 2000, the Company has incurred development stage losses of $1,971,454. The technology was developed by Cedars Sinai Medical Center. The Company acquired all rights to the SYBIOL(R) technology in 1993 and has applied for trademark protection for the SYBIOL(R) trade name. In addition, the rights to the technology on the process utilized by the Company's SYBIOL(R) device were pending approval of the patent application as of November 30, 2000.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Exten and its subsidiary (together the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. As of November 2000 and 1999, Exten owned 61.65% and 93.6% of the subsidiary respectively.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

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


                                   - F  9 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (a development stage company)

                  Notes to Consolidated Financial Statements
                    Years ended November 30, 2000 and 1999


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

The Company's real estate held for sale was determined to be impaired prior to 1996 and, accordingly, it is stated at fair value, in accordance with SFAS 121, based upon management's estimate of the amount that will be recovered from the ultimate disposition of the real estate.

PATENT COSTS

Direct patent application costs are recorded at cost and will be amortized over the estimated useful life using the straight-line method once the patent is finalized. Each patent will be continually evaluated by management to determine if its carrying value will be realized based upon the estimated discounted cash flow expected from the patent. Additional amortization will be recognized in a period a decline in value is identified. Because the patent is still pending amortization has not yet commenced.

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

STOCK OPTION PLAN

The Company elected to use the intrinsic value based method of Accounting Principles Board Opinion No. 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) to account for its employees, officers, and directors stock-based compensation plan. The Company uses the fair value based method to account for options granted to outside consultants.

CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in one financial institution in San Diego, California. The Federal Deposit Insurance Corporation insures the balances up to $100,000. At November 30, 2000, the Company's uninsured cash balances totaled $439,103.


                                   - F 10 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (a development stage company)

                  Notes to Consolidated Financial Statements
                    Years ended November 30, 2000 and 1999


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

The Company was required to compute primary and diluted loss per share amounts for 2000 and 1999 pursuant to SFAS 128. Since the Company and its subsidiary had losses applicable to common stock in 2000 and 1999, the assumed effects of the exercise of outstanding stock options, warrants, and conversion of notes were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying consolidated statements of operations. Securities which could potentially dilute basic EPS in the future are as follows:

               Type of Security               No. of shares
               ----------------               -------------
               Stock options                    2,665,000
               Stock warrants                     500,000
                                                ---------
                                                3,165,000
                                                ---------

OTHER RECENT ACCOUNTING PRONOUNCEMENTS:

In June 1997, the FASB issued Statements of Financial Accounting Standards
No. 130, "Reporting Comprehensive Income," ("SFAS 130") and No.131, "Disclosures about Segments of an Enterprise and Related Information,"
("SFAS 131") which could require the Company to make additional disclosures in its financial statements no later than for the fiscal year ending
November 30, 1999. SFAS 130 defines comprehensive income, which includes items in addition to those reported in the statement of operations and requires disclosures about its components. SFAS 131 requires disclosures for each segment of a business and the determination of segments based on its internal management structure. The adoption of SFAS 130 and SFAS 131 did not have a material impact on the Company's disclosures.


                                   - F 11 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (a development stage company)

                  Notes to Consolidated Financial Statements
                    Years ended November 30, 2000 and 1999


In December 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS
No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement 125's provisions without consideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. We do not expect that the adoption of SFAS No.140 will have a material impact on our financial statements.


3.   GOING CONCERN MATTERS

The Company has incurred net losses for several years, including net losses of $640,678 in 2000 and $514,564 in 1999. Management does not expect the Company to generate significant revenues in the near future.

In order to continue as a going concern, develop and commercialize its technology and, ultimately, achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include
(1) obtaining a $15,000,000 equity credit line through the issuance of common stock (2) Merging with MediQuip International which generates revenues of $7,000,000 per year and using profits to cover the Company's operating needs,
(3) Sales of shares of the Company's common stock to and through Kestrel Equity Partners Ltd., is expected to provide another $500,000 to be released to the Company in 2001, and (4) continuing to use common stock to pay for consulting and professional services. In addition, management is continually seeking other potential joint venture partners or merger candidates that would provide financial, technical and/or marketing resources to enable the Company to realize the potential value of its technology. There can be no assurances that the Company will be successful in obtaining any additional financing, including the equity line, or in otherwise completing any joint venture, alliance, merger, or other transaction or, if the Company is successful in completing any such transaction, that it can be completed on terms that are reasonable in view of the Company's current circumstances.

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


                                   - F 12 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (a development stage company)

                  Notes to Consolidated Financial Statements
                    Years ended November 30, 2000 and 1999


4.   REAL ESTATE HELD FOR SALE

Real estate held for sale as of November 30, 2000 consisted of a parcel of undeveloped land near the Grand Canyon. The land was originally purchased in February 1992 for $1,654,000 and written down to its estimated fair market
value of $47,200 in 1995.   The Company is currently in arrears on back taxes
and interest in the amount of $47,070. Tax sale for back taxes is pending and as management has been unable to obtain an appraisal of the fair market value of the land, they have not yet decided whether to pay the back taxes.


5.   EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Equipment, net of accumulated depreciation consists of the following:

November 30,                                  2000                  1999
===============================================================================

Computer equipment                          $  2,161              $  1,834
Less accumulated depreciation                   (939)                 (550)
-------------------------------------------------------------------------------
                                            $  1,222              $  1,284
===============================================================================


6.  NOTES RECEIVABLE

As of November 30, 2000, in connection with a letter of intent to purchase 100% of the outstanding common stock of Lexicor Medical Technology, as further described in Note 13, the Company advanced $150,000 of a total commitment of $500,000 for a note and warrants. The Company allocated $17,500 to the warrants resulting in a discount on the note. The note bears interest at 10% per annum. Principal and interest is due and payable on May 31, 2001.
In the event of default, Lexicor must issue common shares to the Company equal to 51 percent of the issued and outstanding shares of Lexicor. The warrants entitle the Company to purchase up to 83,333 shares of Lexicor's common stock. Unpaid principal and accrued interest on this note may be converted at any time until paid in full into 83,333 shares of Maker's common stock at a price equal to $6.00 per share.


7.   ADVANCES FROM OFFICER

An officer of the Company incurred expenses on behalf of the Company and agreed to defer payment. Advances from the officer were due on demand and accrue interest at the Wall Street Journal prime rate. During 2000, the balance of $81,554 was converted into 2,718,469 shares of common stock at .03 cents a share.


                                   - F 13 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (a development stage company)

                  Notes to Consolidated Financial Statements
                    Years ended November 30, 2000 and 1999


8.   NOTES PAYABLE

Notes payable consisted of the following:
November 30,                                          2000              1999
===============================================================================
NOTE PAYABLE TO RELATED PARTIES:

Note payable to minority shareholder, with
interest at the prime rate, 8.25% at
November 30, 1999, due on April 6, 2001. (c)(e)     $   -             $195,000

Note payable to related party, with interest
at the prime rate, 8.25% at November 30, 1999,
due on October 28, 1999. (c)                            -               25,000

Note payable to related party, with interest
at the prime rate, 8.25% at November 30, 1999,
due on January 5, 2001. (c)                             -               25,000

Note payable to officer, with interest at the
prime rate, 8.25% at November 30, 1999, due on
June 1, 2001. (b)(c)(e)                                 -              199,063

Note payable to officer, with interest at 12%,
due on March 31, 2000. (c)                              -                3,000


NOTES PAYABLE TO UNRELATED PARTIES:

Note payable with interest at 10%, due on
April 17, 2001. (d)                                   10,000            15,000

Note payable with interest at 8%, due on
November 10, 2000. (a)(d)                             15,000            15,000

Note payable with interest only at 10%
payable quarterly beginning 2/28/01,
due on May 31, 2001. (f)                             480,388              -

Note payable to attorneys for
professional fees.                                     4,072             4,072


TOTAL                                                509,460           481,135
Less current portion                                (509,460)          (77,590)
-------------------------------------------------------------------------------

Non-current portion                                 $   -             $403,545
===============================================================================

a)   In default at November 30, 2000.
b) Interest on loans to related parties totaled $4,246 and $16,250 in 2000 and 1999, respectively.
c) Converted into common shares of Xenogenics at $1.00 per share during March 2000.
d)   Convertible into common shares of Xenogenics at $1.875 per share.
e) Collateralized by security interest in patents, trademarks, technology, and assets until released.
f) The face amount of the note is $500,000. In connection with the note the Company assigned its Lexicor stock warrants to the creditor; $17,500 was the value assigned to the warrants, which resulted in a discount on note. In addition the Company issued a warrant to purchase 500,000 shares of the Company's own stock at a price of $.13 per share; $2,112 was the value of this warrant resulting in an additional discount on the note. See Note 9 for additional contingent share penalty provisions related to the note.


                                   - F 14 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (a development stage company)

                  Notes to Consolidated Financial Statements
                    Years ended November 30, 2000 and 1999


9.  STOCKHOLDERS' DEFICIENCY

NON-CASH STOCK ISSUANCES

During 2000, the Company issued shares of common stock, which were valued at their fair market value at the date of Board approval, in the following non-cash transactions:

          1,994,079 shares, valued at $269,639 were issued for consulting services and directors' fees.

          10,361,435 shares, valued at $491,214 were issued for accrued expenses.

          2,718,469 shares, valued at $81,554 were exchanged for advances due an officer.

          112,000 shares, valued at $3,000 were exchanged for officer indebtedness.

          In November 2000, stock options for 837,500 shares were exercised at $81,500 but not yet paid for at year end.

          In June 2000, 22,622 shares of series H convertible preferred shares were converted into 2,262,000 shares of common stock.

AUTHORIZED SHARES

During 2000, the board approved an increase in authorized shares from 50,000,000 to 200,000,000 shares.


                                   - F 15 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (a development stage company)

                  Notes to Consolidated Financial Statements
                    Years ended November 30, 2000 and 1999


STOCK COMPENSATION PLANS

Effective February 15, 2000, the Company adopted a 2000 Stock Incentive Plan and a 2000 Employee Benefit Plan which authorize the granting of stock and options to employees, outside directors, consultants, and vendors etc. Under the Plans, awards are made in the form of restricted shares or options (which may constitute incentive stock options or nonstatutory stock options). Only common law employees of the Company are eligible for the grant of incentive stock options.

The total number of Options and Restricted Shares that can be awarded under the 2000 Stock Incentive Plan is 5,000,000. As of the first day of each calendar year commencing January 1, 2001, this total will automatically increase by the lesser of 2% of the total number of common shares then outstanding or 500,000. Currently, options for 2,025,000 shares of common stock have been issued under
this plan.   The option price, number of shares, grant date, and vesting period are determined at the discretion of the Company's Board of Directors. The exercise price of each ISO granted under the plan must equal 100% of the market price of the Company's stock on the date of grant. The exercise price of each NSO granted under the plan cannot be less than 85% of the market price of the Company's stock on the date of grant. An option's maximum term is 10 years.

Under the 2000 Employee Benefit Plan, one or more Performance Awards may be granted to any eligible person providing services to or for the Company. The value of such awards may be linked to the market value, book value or other measure of the value of the common stock or other specific performance criteria determined appropriate by the Board of Directors or Committee. The Board or Committee may approve stock payments to eligible persons who elect to receive such payments in the manner determined by the Board or the Committee. The total number of shares that can be awarded under the 2000 Employee Benefit Plan is 35,000,000. Federal, state or local taxes that are subject to the withholding tax at the source will be withheld by the Company as required by applicable law. The Company is entitled to require deduction from other compensation for these taxes or in the alternative may require the participant to advance such sums or if the participant elects the Company may withhold (or require the return of) shares having the fair market value equal to the sums required to be withheld. This election is subject to the Board's disapproval.

Prior to 2000, The Company had a Stock option plan authorizing the granting of stock options to various individuals, officers and directors of the Company in return for various services rendered to the Company. Stock options issued under the plan have terms of up to 10 years. The exercise price of the options is $.10 per share.

Since the Company has adopted the disclosure-only provisions of SFAS No. 123 and the exercise price of all of the options granted in 2000 was equal to or greater than fair value, no earned or unearned compensation cost was recognized in the accompanying consolidated financial statements for stock options granted by the Company or its subsidiary to officers and directors. Unearned compensation in the amount of $16,500 was recognized for stock options granted to scientific advisory board members.


                                   - F 16 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (a development stage company)

                  Notes to Consolidated Financial Statements
                    Years ended November 30, 2000 and 1999


Pro forma information regarding net loss is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of each option grant is estimated on the grant date using the Black Scholes option-pricing model. The weighted-average assumptions used for grants in 2000 were: risk free interest rate of 6.5%, dividend yield of 0%, volatility factor of 211% and expected lives of 4 years.
 .
                                                     2000             1999
                                                  ----------       ----------
Net loss as reported                              $ (640,678)      $ (514,564)
Pro forma net loss under SFAS No. 123             $ (693,572)      $ (518,084)
Basic loss per share as reported                  $    (.01)       $    (.01)
Pro forma net loss per share under SFAS No. 123   $    (.01)       $    (.01)

Changes during the years ended November 30, 2000 and 1999 in common stock options outstanding for the Company were as follows:

                                                     2000                    1999
=========================================================================================
                                                         Weighted                Weighted
                                                          average                 average
                                                         exercise                exercise
                                              Shares       price      Shares       price
=========================================================================================
Options outstanding at beginning of year     2,277,500     $.14      2,277,500     $.14
Granted                                      2,025,000     $.21           -        $  -
Exercised                                   (1,637,500)    $.08           -        $  -
=========================================================================================
Options outstanding at end of year           2,665,000     $.17      2,277,500     $.14
=========================================================================================
Exercisable at end of year                     600,000               2,164,167
=========================================================================================

Weighted average fair value of options
Granted during the year                                    $.11
=========================================================================================


                                   - F 17 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (a development stage company)

                  Notes to Consolidated Financial Statements
                    Years ended November 30, 2000 and 1999

The following table summarizes information about stock options outstanding at November 30, 2000 and 1999, all of which are at fixed prices:

                                  Weighted
                   Number          Average        Weighted         Number
 Range of        Outstanding      Remaining        Average       Exercisable
 Exercise            at          Contractual      Exercise           at
  Prices          11/30/00          Life            Price         11/30/00
============================================================================
$.10 to .50         640,000          1.8             .29            600,000
   $.21           2,025,000          3.6             .21                  0
----------------------------------------------------------------------------
                  2,665,000                                         600,000
============================================================================

                                  Weighted
                   Number          Average        Weighted         Number
 Range of        Outstanding      Remaining        Average       Exercisable
 Exercise            at          Contractual      Exercise           at
  Prices          11/30/99          Life            Price         11/30/99
============================================================================
$.04 to .50       2,277,500          2.2             .14          2,164,167
----------------------------------------------------------------------------
                  2,277,500                                       2,164,167
============================================================================

CONTINGENT ISSUANCE OF COMMON STOCK

In connection with a $500,000 note payable, described in Note 8, upon the occurrence of an event of default the Company must issue to the payee shares of common stock having an aggregate fair market value equal to the outstanding unpaid principal balance, and any unpaid interest on the Note. If the aggregate fair market value of the shares falls below the amount due at the time of the sale of the shares by the payee, the Company will issue additional shares of common stock having an aggregate fair market value equal to the difference between the amount due and the aggregate fair market value of the shares at the time of sale. At such time as the Holder is able to commence selling the shares either pursuant to an effective registration statement or under Rule 144, if the average closing bid price of the Company's common stock during the 20 trading days immediately following the commencement date is equal to or greater than the closing bid price of the common stock on the date used to determine how many shares should be issued, the Company's Obligation shall be deemed satisfied in full and no additional shares of common stock will be issued. The Company has granted the payee piggyback registration rights with respect to the shares.

The Company, if over 10 days late with any payment of interest and/or principal, agrees to pay a late charge equal to 10% of the unpaid amount.
In addition, for each month following the due date (up to a maximum of six months) that the Note has not been fully paid in cash, the Company agrees to issue shares of its common stock having an aggregate fair market value equal to $50,000 plus the amount of any additional unpaid interest. Each such issuance does not reduce the amount of the Note, the interest, or the late charges that are due.


                                   - F 18 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (a development stage company)

                  Notes to Consolidated Financial Statements
                    Years ended November 30, 2000 and 1999


In the event a registration statement between Exten Industries and Lexicor Medical Technology is not effective within six months of the default date of the note, Exten agrees to issue additional shares of its common stock having an aggregate fair market value equal to $250,000 plus the amount of any additional accrued but unpaid interest on the outstanding principal balance of this note.

Based upon a share price of $.12 per share at February 1, 2001, 5,833,333 shares would be issuable in the event of a default in paying principal and interest.

COMMON STOCK OF SUBSIDIARY

During 2000, Xenogenics issued 913,000 additional shares of common stock in exchange for $956,560 of cash and, repayment of notes, and conversion of preferred shares. The proceeds exceeded Exten's proportionate interest in Xenogenics by $686,021, which the Company recorded as an increase in additional paid-in capital, and the balance of $270,539 was recorded as an increase in minority interest. Including the preferred shares, Exten owned 61.65% of Xenogenics at November 30, 2000.

PREFERRED STOCK OF SUBSIDIARY

During 2000, all 16,667 preferred shares including accumulated dividends of $6,448 were renegotiated and converted into 106,448 shares of common stock.

During 1999, Xenogenics issued 16,667 shares of series A convertible limited term preferred stock for total proceeds of $99,996. The shares were convertible into 83,335 shares of Xenogenics common stock. The proceeds of the sale exceeded Exten's proportionate interest in Xenogenics by $91,095, which the Company recorded as an increase in additional paid-in-capital and the balance of $ 8,901 was recorded as an increase in minority interest. Including preferred shares Exten owned 93.6% of Xenogenics at November 30, 1999. Xenogenics preferred shares called for monthly dividends of 7% per annum. During 1999 $1,145 was paid.

STOCK OPTIONS OF SUBSIDIARY

During 1997 and 1999, the Company's subsidiary, Xenogenics, granted options to acquire 494,063 shares of its common stock at $1.00 per share to various individuals, officers and directors of Xenogenics in connection with the issue of notes and in return for services rendered. A summary of the status of the Company's stock option plan as of November 30, 2000 and 1999 and the changes during the years ending November 30, 2000 and 1999 is presented below:


                                   - F 19 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (a development stage company)

                  Notes to Consolidated Financial Statements
                    Years ended November 30, 2000 and 1999


                                                     2000                    1999
=========================================================================================
                                                         Weighted                Weighted
                                                          average                 average
                                                         exercise                exercise
                                              Shares       price      Shares       price
=========================================================================================
                                            ----------   --------   ----------   --------
Options outstanding at beginning of year       494,063     $1.00       407,500     $1.00
Options granted                                 12,493     $1.00        86,563     $1.00
Options forfeited                              (50,000)    $1.00          -        $1.00
Options exercised                             (245,000)    $1.00          -          -
=========================================================================================
Options outstanding at end of year             211,556     $1.00       494,063     $1.00
=========================================================================================

=========================================================================================
Exercisable at end of year                     211,556                 494,063
=========================================================================================

The following table summarizes information about stock options outstanding at
November 30, 2000 and 1999, all of which are at fixed prices:
                                  Weighted
                   Number          Average        Weighted         Number
 Range of        Outstanding      Remaining        Average       Exercisable
 Exercise            at          Contractual      Exercise           at
  Prices          11/30/00          Life            Price         11/30/00
============================================================================
   $1.00           211,556        .5 years          $1.00           211,556
----------------------------------------------------------------------------
                   211,556                                          211,556
============================================================================

                                  Weighted
                   Number          Average        Weighted         Number
 Range of        Outstanding      Remaining        Average       Exercisable
 Exercise            at          Contractual      Exercise           at
  Prices          11/30/99          Life            Price         11/30/99
============================================================================
$1.00              494,063       1.5 years          $1.00           494,063
----------------------------------------------------------------------------
                   494,063                                          494,063
============================================================================


                                   - F 20 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (a development stage company)

                  Notes to Consolidated Financial Statements
                    Years ended November 30, 2000 and 1999


COMMON STOCK RESERVED OF SUBSIDIARY

As of November 30, 2000, Xenogenics had a maximum of 13,333 shares of common stock reserved for the possible conversion of notes payable.


10.  LEASE COMMITMENTS:

The Company subleases its office space on a month-to-month lease from a related party. The CEO of Exten Industries is also the CEO and Chairman of the Board of the related party. Rent expense was $4,500 in 2000 and $5,623 in 1999.


11. RESEARCH AND DEVELOPMENT

During 2000, Multicell Associates, Inc. of Warwick Rhode Island entered into an agreement with the Company to evaluate and optimize the SYBIOL(R) device and to provide an engineered liver cell line and to optimize the interface between the Multicell cell line and the device. The agreement calls for 3 payments totaling $150,000. As of November 30, 2000, the Company has paid a total of $100,000 to Multi-cell and has incurred research expenses of $50,000.

US research on the efficacy of the SYBIOL (R) device was being conducted at Loyola University Medical Center, Chicago. The contract was completed in March 2000.


12.  INCOME TAXES

As of November 30, 2000, the Company had net operating loss carryforwards of approximately $6,095,000 and $3,125,000 for federal and state tax purposes, respectively. The net operating loss carryforwards will expire on various dates through 2019 for federal and 2004 for state unless previously utilized and may be significantly limited in use as a result of changes in Company ownership.

Significant components of the Company's deferred tax assets are shown below.
A valuation allowance of $6,095,000 has been recognized to offset the deferred tax assets as realization of such assets is uncertain. The valuation allowance increased during 2000 and 1999 by $830,652 and $140,001, respectively.

November 30,                                          2000              1999
===============================================================================
Deferred tax assets:
Net operating loss carryforwards                   $ 6,095,000     $ 5,264,348
Valuation allowance for deferred tax assets         (6,095,000)     (5,264,348)
-------------------------------------------------------------------------------
Net deferred tax asset                             $         0     $         0
===============================================================================


                                   - F 21 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (a development stage company)

                  Notes to Consolidated Financial Statements
                    Years ended November 30, 2000 and 1999


13.  SUBSEQUENT EVENTS

On November 15, 2000, Exten Industries (Exten) and Lexicor Medical Technology signed a letter of intent for the acquisition by merger (Transaction) of Lexicor Medical Technologies (the Company) by Exten Industries. At the closing, Exten would purchase and acquire from shareholders of the Company 100% of the outstanding shares. In the event that less than 100% of the Company's shareholders consent to the merger, then Exten, at its option will not be required to consummate the Transaction. At the effective date of the transaction, all outstanding shares of the Company will be transferred to Exten and Exten will issue to the Company's shareholders an aggregate number of shares of Exten's common stock equal to a 33.0% of Exten's issued and outstanding common stock following completion of the Transaction. Upon execution of the letter, Exten advanced $150,000 to the Company, as discussed in Note 6. In addition, Exten intends to assume the terms of an employment agreement with the Company's President and Chief Executive Officer and all other key employees of the Company.

Integral to these employment agreements will be the issuance of incentive stock options to those key management personnel in compliance with Exten's approved incentive stock option plan. The expected date for completion of the merger is May 31, 2001. The letter of intent may be terminated and the proposed transaction may be abandoned or terminated; (a) at any time by the mutual written agreement of the parties, or (b) at the option of either party if, after good faith negotiations the Definitive Agreements have not been executed by January 31, 2001 or such later date as may be agreed upon by the parties.

On December 19, 2000, Exten Industries (Exten) and MediQuip International and Sterling Medical Technologies, Inc. signed a letter of intent for the acquisition by Merger (Transaction) of MediQuip and Sterling Medical Technologies, Inc. (the Company) by a wholly owned subsidiary of Exten Industries. At the closing, Exten would purchase and acquire from the shareholders of the Company 100% of the outstanding shares. In the event that less than 100% of the Company's shareholders consent to the merger, then Exten, at its option will not be required to consummate the Transaction. At the effective date of the transaction, all outstanding shares of both Companies shall be surrendered and canceled and as consideration Exten shall issue to the shareholders of the Company and aggregate number of shares of Exten's common stock equal to 10,000,000 of Exten's issued and outstanding common stock. In addition, Exten intends to work with the Company to establish a new Bank Line of Credit for approximately $2,000,000. Exten agrees to negotiate the terms of an employment agreement with the Company's President and Chief Executive Officer and all other key employees of the Company. Integral to these employment agreements will be the issuance of incentive stock options to those key management personnel in compliance with Exten's approved incentive stock option plan. The letter of intent may be terminated and the proposed transaction may be abandoned or terminated; (a) at any time by the mutual written agreement of the parties, or (b) at the option of either party if, after good faith negotiations the Definitive Agreements have not been executed by February 28, 2001 or such later date as may be agreed upon by the parties. Although the parties anticipate the closing to occur no later than April 30, 2001, the parties recognize that the merger may not occur until the registration statement is declared effective which may delay closing.


                                   - F 22 -
-------------------------------------------------------------------------------