Form 10QSB
period 2001-02-28
EXTEN INDUSTRIES INC
filed 2001-04-16
CIK 811779

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-QSB


(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended February 28, 2001.

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

          Securities registered pursuant to Section 12(b) of the Act
                                     None
                                     ----

          Securities registered pursuant to Section 12(g) of the Act:
          Title of each class            Name of exchange on which registered
      Common Stock $0.01 per share                      OTC BB
      ----------------------------           ----------------------------

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to be file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
73,686,502 as March 5, 2001 Common Stock, .01 par value.

===============================================================================

                                 TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of February 28, 2001
  and November 30, 2000                                                    2

Condensed Consolidated Statement of Operations
  for the Three Months Ended February 28, 2001 and February 29, 2000       3

Condensed Consolidated Statement of Cash Flows
  for the Three Months Ended February 28, 2001 and February 29, 2000       4

Notes to Condensed Consolidated Financial Statements                       5

Item 1a. Management's Plan of Operation                                    8


Part II: OTHER INFORMATION                                                 9

Item 1:  Legal Proceedings                                                 9

Item 2:  Changes in Securities                                             9

Item 3:  Defaults Upon Senior Securities                                   9

Item 4:  Submission of Matters to a Vote of Security Holders               9

Item 5:  Other Information                                                 9

Item 6(a):  Exhibits                                                       9

Item 6(b):  Reports on Form 8-K                                            9

SIGNATURES                                                                 9

                                    -  2 -
===============================================================================

                            EXTEN INDUSTRIES, INC.
                        PART I - FINANCIAL INFORMATION

              CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                as of February 28, 2001 and November 30, 2000

                                      February 28, 2001      November 30, 2000
                                         ------------          ------------
                  ASSETS

CURRENT ASSETS
Cash                                     $     75,566          $    539,103
Notes Receivable                              491,250               132,500
Interest Receivable                            12,500                     0
Prepaid Expenses                               33,000                50,000
                                         ------------          ------------
TOTAL CURRENT ASSETS                          612,316               721,603

PROPERTY AND EQUIPMENT, net                     1,109                 1,222

Real Estate Held For Sale                      47,200                47,200
Patent Costs and other intangibles             46,605                46,605
                                         ------------          ------------
TOTAL OTHER ASSETS                             93,805                93,805
                                         ------------          ------------

TOTAL ASSETS                             $    707,230          $    816,630
                                         ============          ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts Payable                         $     68,499          $     13,411
Accrued Expenses                              205,669               144,216
Advances from Stockholder                           0                     0
Notes Payable                                 519,266               509,460
                                         ------------          ------------
TOTAL CURRENT LIABILITIES                     793,434               667,087

MINORITY INTEREST                             116,668               158,581

STOCKHOLDERS EQUITY (DEFICIENCY)
Preferred Stock, $0.01 par value;
  5,000,000 shares authorized,
  0 issued & outstanding                            0                     0
Common Stock, $0.01 par value;
  200,000,000 shares authorized;
  73,686,502 issued & outstanding             736,865               735,865
Stock subscription receivable                 (70,000)              (81,500)
Deferred Compensation Costs                   (12,375)              (16,500)
Additional Paid-in Capital                 11,418,980            11,409,980
Accumulated Deficit prior to
  development stage                       (10,084,284)          (10,084,284)
Accumulated Deficit during
  development stage                        (2,192,058)           (1,972,599)
                                         ------------          ------------
TOTAL STOCKHOLDERS' DEFICIENCY               (202,872)               (9,038)
                                         ------------          ------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIENCY               $    707,230          $    816,630
                                         ============          ============

   The accompanying notes are an integral part of these financial statements

                                    -  3 -
===============================================================================

                            EXTEN INDUSTRIES, INC.
                        PART I - FINANCIAL INFORMATION

          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
     For the three months ended February 28, 2001  and February 29, 2000

                                                 Three Months Ended
                                       February 28, 2001    February 29, 2000
                                         ------------          ------------
REVENUE
Sales                                    $       -             $       -
Royalties                                        -                     -
                                         ------------          ------------
Total Revenue                                    -                     -

OPERATING EXPENSES
General and Administrative                    164,967                72,588
Consulting Fee Expense                         63,234               294,842
Research and Development                       20,484                 1,453
Depreciation and Amortization                     113                    92
                                         ------------          ------------
Total Operating Expenses                      248,798               368,975

Other Income (Expense)
Interest, net                                  12,441                11,109
Minority Interest in Loss of Subsidiary       (41,913)                 -
                                         ------------          ------------
Total Other Income (Expense)                  (29,472)               11,109
                                         ------------          ------------
Net Operating Loss Before Income Taxes       (219,326)             (380,084)

Provision for Income Taxes                        133                 1,600
                                         ------------          ------------

Net Loss                                 $   (219,459)         $   (381,684)
                                         ============          ============

Net Loss per Average Common Share        $     (0.01)          $     (0.01)
                                         ============          ============

Weighted Average Common
  Shares Outstanding                       73,686,502            49,501,019
                                         ============          ============

   The accompanying notes are an integral part of these financial statements

                                    -  4 -
===============================================================================

                            EXTEN INDUSTRIES, INC.
                        PART I - FINANCIAL INFORMATION

          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED) as of February 28, 2001 and February 29, 2000

                                                 Three Months Ended
                                       February 28, 2001    February 29, 2000
                                         ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                 $   (219,459)         $   (381,684)
Adjustments to Reconcile Net Loss to
  net Cash Provided (Used) By
  Operating Activities                           -                     -
Minority Interest                             (41,913)                 -
Depreciation and Amortization                     113                    92
Vesting of  Deferred Compensation Costs         4,125                     0
Amortization of discount on note payable        9,806                     0
Amortization of discount on
  note receivable                              (8,750)                    0
(Increase) Decrease in:
  Prepaid research                             17,000                     0
  Interest Receivable                         (12,500)                    0
Increase (Decrease) in:
  Accounts Payable                             55,088                54,439
  Accrued Expenses                             61,453               313,084
                                         ------------          ------------
NET CASH USED IN OPERATING ACTIVITIES        (135,037)              (14,069)

CASH FLOWS FROM INVESTING ACTIVITIES
Notes receivable                             (350,000)                    0
                                         ------------          ------------
NET CASH USED IN INVESTMENT ACTIVITIES       (350,000)                    0

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of Common Stock                            0                     0
Common stock options exercised                 10,000                     0
Advances from officer                               0                13,225
Stock Subscriptions received                   11,500                     0
Increase in Long Term Debt, net                     0                     0
                                         ------------          ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES      21,500                13,225
                                         ------------          ------------

NET INCREASE (DECREASE) IN CASH              (463,537)                 (844)

CASH AT BEGINNING OF PERIOD                   539,103                   228
                                         ------------          --------------

CASH AT END OF PERIOD                    $     75,566          $       (616)
                                         ============          ============

   The accompanying notes are an integral part of these financial statements

                                    -  5 -
===============================================================================

                            EXTEN INDUSTRIES, INC.
                        PART I - FINANCIAL INFORMATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business:
Exten Industries, Inc. ("Exten") is a technology holding company. Its subsidiary, Xenogenics Corporation ("Xenogenics"), is in the business of developing an artificial liver technology, the SYBIOL(R) synthetic bio-liver. In 1993, the Company acquired all of the rights to the SYBIOL technology developed under its contract with a major west coast medical center. The rights to the technology were transferred to Xenogenics when it was formed in 1997.
A patent application is currently pending on the process utilized by the SYBIOL device and the Company has received trademark protection for the SYBIOL registered trade name.

Basis of presentation:
The accompanying unaudited condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended November 30, 2000. The results of operations for the three-month periods are not necessarily indicative of the operating results anticipated for the fiscal year ending November 30, 2001.

2.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three-month period ended February 28, 2001 (unaudited) and February 29, 2000 are summarized as follows:
                                                 Three Months Ended
                                       February 28, 2001    February 29, 2000
                                         ------------          ------------
Cash paid for interest and income taxes:
Interest                                 $     12,560          $     11,109
Income taxes                                        0                 1,600

3.  GOING CONCERN MATTERS

During fiscal years 2000 and 1999, the Company incurred net losses of ($640,678) and ($514,564), respectively. Management does not expect the Company to generate significant revenues in the near future.

At February 28, 2001, the Company's accumulated deficit and stockholders' deficiency were $12,276,342 and $202,872 respectively, and its current liabilities exceeded its assets by $86,204.

In order to continue as a going concern, develop and commercialize its technology and, ultimately, achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) Sales of shares of the Company's common stock to and through Kestrel Equity Partners Ltd., which has resulted in their first $550,000 investment in the Company; and another $500,000 received on March 29, 2001, (2) raising additional capital through sales of preferred and common stock; (3) continuing to use common stock to pay for consulting and professional services.. In addition, management is continually seeking other potential joint venture partners or merger candidates that would provide financial, technical and/or marketing resources to enable the Company to realize the potential value of its technology. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

                                    -  6 -
===============================================================================

4.  REAL ESTATE HELD FOR SALE

Real estate as of November 30, 2000 consisted of a parcel of undeveloped land, approximately 202 lots in the Grand Canyon subdivision in Valle Junction, AZ south of the Grand Canyon. The land was originally purchased in February 1992 for $1,654,000 and written down to an estimated fair market value of $47,200 in 1995. (The current property tax valuation is $351,611.) The Company is currently in arrears on back taxes in the amount of $39,571 and is evaluating the land's resale potential.

5. CONTINGENCIES

A stockholder filed suit against the Company and its legal counsel on February 13, 2001 in the Superior Court of California. The stockholder alleges that the defendants negligently lost, and failed to replace in a timely manner, his stock certificate for 625,000 shares of common stock that he had delivered to the Company for redelivery to the transfer agent. The case is in the initial pleading stages and Management believes that there are meritorious defenses to the claim. The stockholder is seeking $600,000 in damages for the loss in potential profits on the stock during the period in question.

6. STOCK OPTIONS

During the three months ended February 28, 2001, no new stock options were granted. 100,000 options were exercised for $10,000.


Item 2.  Management's Plan of Operation.

This Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. These statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's ability to complete and fund its research and development. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

PLAN OF OPERATION. The Company's only business in fiscal 2000 was the research and development of the proprietary Sybiol(R) liver support technology.
Dr. John Brems, Chairman of the Company's Scientific Advisory Board, oversees Loyola University's liver transplant program and has established an artificial liver research program focusing on the Company's technology. He has recruited a team of many of the world's foremost liver doctors and scientists at Loyola. Scientific Advisory Board members include Dr. Donald Cramer, BS, DVM, and Ph.D., director of Transplantation Research at Children's Hospital in
Los Angeles; Dr. David Van Thiel, MD Director of Liver Transplantation at Loyola; Amy Friedman, MD, Chief, Liver Transplantation, Yale-New Haven Hospital; Dr. Alessandra Colantoni, Research Associate, Liver Transplant Service, Loyola University also serves on the Scientific Advisory Board.

The Company has a Research and Development Agreement and a Supplier Agreement with MultiCell Associates, Inc. (MultiCell) of Warwick, RI, under which MultiCell will supply a unique engineered porcine liver cell line and optimize the interface between this cell line and Xenogenics' proprietary Sybiol(R) liver failure treatment device. This cell line is expected to eliminate variability in patient treatment and limit the viral risks associated with primary hepatocytes. A grant from the National Institutes of Health was awarded in January 2001 to fund joint research by Xenogenics, MultiCell, and Compact Membranes Inc of Delaware.

The Company continues to seek financing for its subsidiary, Xenogenics to fund ongoing R&D. It expects to have additional funding in place within the next
12 months. Funding received in fiscal 2000 was from Kestrel Equity Partners and individual investors. Cash on hand and an additional $500,000 commitment from Kestrel Equity Partners is expected to be sufficient for the current fiscal year's needs. In order to continue to fund operations, R&D and growth, the Company is exploring various opportunities such as: obtaining financing from multiple sources, mergers, acquisitions or other business combinations and alliances.

The Company has signed a Letter of Intent to acquire Lexicor Medical Technologies Inc. of Boulder CO, which was terminated on 4/9/01. The Company has also signed a Letter of Intent to acquire MediQuip International and Sterling Medical Technologies, Inc. of Dallas, TX. There is no assurance that definitive agreements will be concluded with any of these companies. The Company has also identified several other business entities that present possibilities for alliance, acquisition or merger. The Company is currently in the preliminary discussion stage with several entities in this regard. There is no assurance that these discussions will result in the completion of a transaction.

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

                                    -  7 -
===============================================================================

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



PART II.  OTHER INFORMATION


Item 1:  Legal Proceedings

Jack Schaps, trustee of A. Jack Schaps Estate Trust, filed suit against the Company and its legal counsel on February 13, 2001 in the Superior Court of California. Schaps, a stockholder of the company, alleges that the defendants negligently lost, and failed to replace in a timely manner, his stock certificate for 625,000 shares of common stock that he had delivered to the Company for redelivery to the transfer agent. The case is in the initial pleading stages and Management believes that there are meritorious defenses to the claim. Schaps is seeking $600,000 in damages for the loss in potential profits on the stock during the period in question.


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

                                     EXTEN INDUSTRIES, INC.  (Registrant)

Date:  4/12/01                       By:  /s/ W. Gerald Newmin
                                              W. Gerald Newmin
                                              Chairman, Chief Executive Officer

Date:  4/12/01                       By:  /s/ Jerry Simek
                                              Jerry Simek
                                              Director, President
                                                and Chief Operating Officer

                                    -  8 -
===============================================================================