Form 10QSB
period 2001-05-31
EXTEN INDUSTRIES INC
filed 2001-07-16
CIK 811779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-QSB


(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended May 31, 2001

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

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

          Securities registered pursuant to Section 12(g) of the Act:
          Title of each class            Name of exchange on which registered
Common Stock, $0.01 par value per share                 OTC BB

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
74,342,098 as of May 31, 2001 Common Stock, 0.01 par value.

===============================================================================

                                 TABLE OF CONTENTS

                                                                         PAGE
PART I:     FINANCIAL INFORMATION

Item 1:     Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of May 31, 2001
  and November 30, 2000                                                    3

Condensed Consolidated Statement of Operations
  for the Three Months Ended May 31, 2001 and May 31, 2000                 4

Condensed Consolidated Statement of Operations
  for the Six Months Ended May 31, 2001 and May 31, 2000                   5

Condensed Consolidated Statement of Cash Flows
  for the Three Months Ended May 31, 2001 and May 31, 2000                 6

Notes to Condensed Consolidated Financial Statements                       7


Item 2.     Management's Plan of Operation                                 8


PART II:    OTHER INFORMATION                                              9

Item 1:     Legal Proceedings                                              9

Item 2:     Changes in Securities                                          9

Item 3:     Defaults Upon Senior Securities                                9

Item 4:     Submission of Matters to a Vote of Security Holders           10

Item 5:     Other Information                                             10

Item 6(a):  Exhibits                                                      10

Item 6(b):  Reports on Form 8-K                                           10

SIGNATURES                                                                10

                                     -  2 -
===============================================================================

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

EXTEN INDUSTRIES, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                   as of May 31, 2001 and  November 30, 2000

                                             May 31, 2001   November 30, 2000
                                             ------------     ------------
CURRENT ASSETS
Cash                                         $     54,987     $    539,103
Notes Receivable                                  615,000          132,500
Interest Receivable                                27,500                0
Prepaid Expenses                                   40,000           50,000
                                             ------------     ------------
TOTAL CURRENT ASSETS                              737,487          721,603

PROPERTY AND EQUIPMENT, net                        67,107            1,222

Real Estate Held For Sale                          47,200           47,200
Patent Costs and other intangibles                 99,476           46,605
                                             ------------     ------------
TOTAL OTHER ASSETS                                146,676           93,805
                                             ------------     ------------

TOTAL ASSETS                                 $    951,270     $    816,630
                                             ============     ============

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable                             $     85,815     $     13,411
Accrued Expenses                                  216,378          144,216
Notes Payable                                     525,000          509,460
                                             ------------     ------------
TOTAL CURRENT LIABILITIES                         827,193          667,087

MINORITY INTEREST                                  79,623          158,581

STOCKHOLDERS EQUITY (DEFICIT)
Common Stock, $0.01 par value;
  200,000,000 shares authorized;
  74,342,098 issued & outstanding                 743,421          735,865
Common stock subscribed                           400,000                0
Stock subscription receivable                     (70,000)         (81,500)
Deferred Compensation Costs                       (11,000)         (16,500)
Additional Paid-in Capital                     11,519,480       11,409,980
Accumulated Deficit                           (12,537,447)     (12,056,883)
                                             ------------     ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)               44,454           (9,038)
                                             ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                           $    951,270     $    816,630
                                             ============     ============

     The accompanying notes are integral part of these financial statements

                                     -  3 -
===============================================================================

EXTEN INDUSTRIES, INC.

          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
           For the three months ended May 31, 2001 and May 31, 2000

                                                    Three Months Ended
                                             May 31, 2001        May 31, 2000
                                              ----------          ----------
REVENUE
Sales                                         $     -             $     -
Royalties                                           -                   -
                                              ----------          ----------
Total Revenue                                       -                   -

OPERATING EXPENSES
General and Administrative                       150,027              86,148
Consulting Fee Expense                           105,706              47,534
Research and Development                          52,624              73,500
Depreciation and Amortization                        113                 270
                                              ----------          ----------
Total Operating Expenses                         308,470             207,030

OTHER INCOME (EXPENSE)
Interest, net                                       (831)               (422)
Minority Interest in Loss of Subsidiary           37,150                -
                                              ----------          ----------
Total Other Income (Expense)                      36,319                (422)
                                              ----------          ----------

Net Operating Loss Before Income Taxes          (272,151)           (207,030)

Provision for Income Taxes                         1,600               1,278
                                              ----------          ----------

Net Loss                                      $ (273,751)         $ (208,308)
                                              ==========          ==========

Net Loss per Average Common Share             $   (0.01)          $   (0.01)
                                              ==========          ==========

Weighted Average Common Shares Outstanding    74,342,098          50,000,000
                                              ==========          ==========

     The accompanying notes are integral part of these financial statements

                                     -  4 -
===============================================================================

EXTEN INDUSTRIES, INC.

          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
            For the six months ended May 31, 2001 and May 31, 2000

                                                     Six Months Ended
                                             May 31, 2001        May 31, 2000
                                              ----------          ----------
REVENUE
Sales                                         $     -             $     -
Royalties                                           -                   -
                                              ----------          ----------
Total Revenue                                       -                   -

OPERATING EXPENSES
General & Administrative                         316,840             149,122
Consulting Fee Expense                           157,166              81,877
Research and Development                          82,532             106,953
Depreciation and Amortization                        226                 362
                                              ----------          ----------
Total Operating Expenses                         556,764             338,314

OTHER INCOME (EXPENSE)
Interest, net                                     (1,025)            (10,654)
Minority interest in loss of subsidiary           78,958                   0
                                              ----------          ----------
                                                  77,933             (10,654)
                                              ----------          ----------

Net Operating Loss Before Income Taxes          (478,831)           (348,968)

Provision for Income Taxes                         1,733               2,878
                                              ----------          ----------

Net Income (Loss)                             $ (480,564)         $ (351,846)
                                              ==========          ==========

Net Income (Loss) per Average Common Share    $   (0.01)          $   (0.01)
                                              ==========          ==========

Weighted Average Common Shares Outstanding    74,014,300          50,000,000
                                              ==========          ==========

     The accompanying notes are integral part of these financial statements

                                     -  5 -
===============================================================================

EXTEN INDUSTRIES, INC.

           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
             For the six months ended May 31, 2001 and May 31, 2000

                                                     Six Months Ended
                                             May 31, 2001        May 31, 2000
                                              ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                      $ (480,564)         $ (351,846)
Adjustments to Reconcile Net Loss to net
  Cash Used By Operating Activities
Minority Interest                                (78,958)                  0
Depreciation and Amortization                        226                 362
Vesting of  Deferred Compensation Costs            5,500                   0
Common stock issued for services                 107,056                   0
(Increase) Decrease in assets:
  Prepaid research                                10,000                   0
  Interest Receivable                            (27,500)                  0
Other assets                                     (52,871)                  0
Increase (Decrease) in liabilities:
  Accounts Payable                                87,944             (33,529)
  Accrued Expenses                                72,162             196,799
                                              ----------          ----------
NET CASH USED IN OPERATING ACTIVITIES           (357,005)           (188,214)

CASH FLOWS FROM INVESTING ACTIVITIES
Notes receivable                                (482,500)                  0
Advances from officer                                  0              16,848
Purchase of fixed assets                         (66,111)                  0
                                              ----------          ----------
NET CASH PROVIDED (USED)                        (548,611)             16,848
IN INVESTMENT ACTIVITIES

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of Common Stock                               0           1,054,556
Common stock options exercised                    10,000                   0
Stock Subscriptions received                     411,500                   0
Increase in Long Term Debt, net                        0            (465,361)
                                              ----------          ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES        421,500             589,195
                                              ----------          ----------

NET INCREASE (DECREASE) IN CASH                 (484,116)            417,829

CASH AT BEGINNING OF PERIOD                      539,103                 228
                                              ----------          ----------

CASH AT END OF PERIOD                         $   54,987          $  418,057
                                              ==========          ==========

     The accompanying notes are integral part of these financial statements

                                     -  6 -
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


2.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six-month period ended May 31, 2001 (unaudited) and May 31, 2000 are summarized as follows:

                                                     Six Months Ended
                                             May 31, 2001        May 31, 2000
                                              ----------          ----------
Cash paid for interest and income taxes:
  Interest                                    $   15,560          $   15,222
  Income taxes                                $    1,600          $    2,878

NOTES RECEIVABLE

As of November 30, 2000, in connection with a letter of intent to purchase
100% of the outstanding common stock of Lexicor Medical Technology, the Company advanced $600,000 for a note and warrants. The Company allocated $17,500 to the warrants resulting in a discount on the note. The note bears interest at 10% per annum. Principal and interest is due and payable on May 31, 2001. The note is automatically extended and accumulated interest is due and payable on November 30,2001 with the principle and remaining interest due January 2, 2005. In the event of default, Lexicor must issue common shares to the Company equal to 51 percent of the issued and outstanding shares of Lexicor. The warrants entitle the Company to purchase up to 83,333 shares of Lexicor's common stock. Unpaid principal and accrued interest on this note may be converted at any time until paid in full into 83,333 shares of Maker's common stock at a price equal to $6.00 per share.

As of April 17, 2001, in connection with a letter of intent to purchase Armstrong Industries, Inc., the Company advanced $15,000 to Armstrong. The note is due May 1, 2002. Interest is due from June 1, 2001 on the unpaid principal at the rate of 12% per annum.


3.  GOING CONCERN MATTERS

During fiscal years 2000 and 1999, the Company incurred net losses of ($640,678) and ($514,564), respectively. Management does not expect the Company to generate significant revenues in the near future.

At May 31, 2001, the Company's accumulated deficit and stockholders' equity were $ 12,537,447 and $ 44,454 respectively, and its current liabilities exceeded its current assets by $89,706.

                                     -  7 -
===============================================================================

In order to continue as a going concern, develop and commercialize its technology and, ultimately, achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include: (1) Sales of shares of the Company's common stock to and through Kestrel Equity Partners Ltd., which has resulted in their first $550,000 investment in the Company; and another $400,000 received on March 29, 2001; an additional $60,000 was received in June 2001, with a balance owing of $40,000. (2) Raising additional capital through sales of preferred and common stock. (3) Continuing to use common stock to pay for consulting and professional services. In addition, management is continually seeking other potential joint venture partners or merger candidates that would provide financial, technical and/or marketing resources to enable the Company to realize the potential value of its technology. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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


4.  REAL ESTATE HELD FOR SALE

Real estate as of November 30, 2000 consisted of a parcel of undeveloped land, approximately 202 lots in the Grand Canyon subdivision in Valle Junction, AZ south of the Grand Canyon. The land was originally purchased in February 1992 for $1,654,000 and written down to an estimated fair market value of $47,200 in 1995. (The current property tax valuation is $351,611.) The Company is currently in arrears on back taxes in the amount of $47,070 and is evaluating the land's resale potential.


5.  CONTINGENCIES

Jack Schaps, trustee of A. Jack Schaps Estate Trust, filed suit against the Company and its legal counsel on February 13, 2001 in the Superior Court of California. Schaps, a stockholder of the Company, alleges that the defendants negligently lost, and failed to replace in a timely manner, his stock certificate for 625,000 shares of the Company's common stock that he had delivered to the Company for redelivery to Continental Stock Transfer Company, the company's former transfer agent. Schaps is seeking $600,000 in damages for the loss in potential profits on the stock during the period in question.
The Company believes that there are meritorious defenses to the claim and it intends to vigorously defend the lawsuit. In response, on April 13, 2001 the Company filed a cross-complaint against its legal Counsel, Continental Stock Transfer Company and Schaps. On June 17, 2001 the Company amended the cross-complaint to delete Schaps and filed a separate complaint on behalf of Xenogenics against Schaps alleging breach of fiduciary duty and rescission.


6.  STOCK OPTIONS

During the six months ended May 31, 2001, no new stock options were granted.


7.  SUBSEQUENT EVENTS

On March 29, 2001, a letter of Intent to acquire research affiliate Multi-Cell Associates, Inc. was signed by the Company.



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

PLAN OF OPERATION. The Company's only business to date is the research and development of the Sybiol(R) liver support device. Dr. John Brems, Chairman of the Company's Scientific Advisory Board, oversees Loyola University's liver transplant program and has established an artificial liver research program focusing on the Company's technology. The Scientific Advisory Board consists of experts who are able to give guidance and counsel to the company on scientific and medical matters. Scientific Advisory Board members also include Dr. Donald Cramer, DVM, and Ph.D., director of Transplantation Research at Children's Hospital in Los Angeles; Dr. David Van Thiel, M.D., Director of Liver Transplantation at Loyola; Amy Friedman, M.D., Chief, Liver Transplantation, Yale-New Haven Hospital; and Dr. Alessandra Colantoni, Research Associate, Liver Transplant Service, Loyola University.

                                     -  8 -
===============================================================================

The Company's subsidiary, Xenogenics Corporation, has a Research and Development Agreement and a Supplier Agreement with Multi-Cell Associates, Inc. (Multi-Cell) of Warwick, RI, under which Multi-Cell will supply a unique engineered porcine liver cell line and optimize the interface between this cell line and Xenogenics' proprietary Sybiol(R) liver treatment device. The use of this cell line is expected to eliminate variability in patient treatment and limit the viral risks associated with primary liver cells obtained directly from animal organs. A grant from the National Institutes of Health was awarded in January 2001 to fund joint research on the device by Xenogenics, Multi-Cell, and Compact Membranes Inc of Delaware. On March 29, 2001, the Company signed a Letter of Intent to acquire Multi-Cell.

The Company continues to seek financing for its subsidiary, Xenogenics to fund ongoing R&D. It expects to have additional funding in place within the next
12 months. Funding received in fiscal year 2000 and in fiscal year 2001 to date was from Kestrel Equity Partners Ltd. and individual investors. Cash on hand and an additional $40,000 commitment from Kestrel Equity Partners is expected to be sufficient for current needs. In order to continue to fund operations, R&D and growth, the Company is exploring various opportunities such as: obtaining financing from multiple sources, mergers, acquisitions or other business combinations and alliances.

The Company had signed a Letter of Intent to acquire Lexicor Medical Technologies Inc. of Boulder CO, which was subsequently terminated on April 9, 2001. The Company had also signed a Letter of Intent to acquire MediQuip International and Sterling Medical Technologies, Inc. of Dallas, TX, which was subsequently terminated June 27, 2001. The Company has also identified several other business entities that present possibilities for alliance, acquisition or merger. The Company is currently in the preliminary discussion stage with several entities in this regard. There is no assurance that these discussions will result in the completion of a transaction.

During fiscal year 2000 and to date in fiscal year 2001, the Company continued to control costs. The Company continues to effect transactions that reduce its liabilities and cash requirements while it continues to raise capital. The Company continues to pay directors fees, consulting fees, and in some cases, legal fees through the issuance of the Company's common stock with the subsequent registration of the shares so issued on Form S-8. The Company has been forced to take these steps to conserve the Company's cash.



PART II.  OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

         Jack Schaps, trustee of A. Jack Schaps Estate Trust, filed suit against the Company and its legal counsel on February 13, 2001 in the Superior Court of California. Schaps, a stockholder of the Company, alleges that the defendants negligently lost, and failed to replace in a timely manner, his stock certificate for 625,000 shares of the Company's common stock that he had delivered to the Company for redelivery to Continental Stock Transfer Company, the Company's former transfer agent. Schaps is seeking $600,000 in damages for the loss in potential profits on the stock during the period in question. The Company believes that there are meritorious defenses to the claim and it intends to vigorously defend the lawsuit. In response, on April 13, 2001 the Company filed a cross-complaint against its legal Counsel, Continental Stock Transfer Company and Schaps. On June 17, 2001 the Company amended the cross-complaint to delete Schaps and filed a separate complaint on behalf of Xenogenics against Schaps alleging breach of fiduciary duty and rescission.


ITEM 2:  CHANGES IN SECURITIES

         NONE


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         On November 30, 2000, the Company entered into a promissory note for $500,000 at the interest rate of ten percent annually. The Company failed to make the first scheduled interest payment on the note which was due on February 28, 2001, which constituted a default under the note.
On May 11, 2001, the Company entered into a settlement agreement to either pay the note holder in cash or issue that number of registered shares of its common stock that equals the sum of the remaining principal and interest payments on the note as determined by an agreed formula for calculating the fair market value of the stock. The amount that the Company currently owes the note holder as of the date of this report is $500,000 principal plus interest due of $12,500 as of 5/31/01.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

                                     -  9 -
===============================================================================

ITEM 5:  OTHER INFORMATION:

         NONE


ITEM 6(A):  EXHIBITS

         NONE

ITEM 6(B):  REPORTS ON FORM 8-K

         NONE



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

                                       EXTEN INDUSTRIES, INC.  (Registrant)

Date:  7/12/01                         By:  /s/ W. Gerald Newmin
                                                W. Gerald Newmin
                                            Chairman, Chief Executive Officer

Date:  7/12/01                         By:  /s/ Gregory F. Szabo
                                                Gregory F. Szabo
                                            President, Chief Operating Officer
                                            and Treasurer