Form 10QSB
period 2001-08-31
EXTEN INDUSTRIES INC
filed 2001-10-15
CIK 811779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-QSB


(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended August 31, 2001.

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
78,474,801 shares of Common Stock, $0.01 par value as of October 10, 2001

===============================================================================

                                 TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of August 31, 2001
  and November 30, 2000                                                    3

Condensed Consolidated Statement of Operations
  for the Three Months Ended August 31, 2001 and August 31, 2000           4

Condensed Consolidated Statement of Operations
  for the Nine Months Ended August 31, 2001 and August 31, 2000            5

Condensed Consolidated Statement of Cash Flows
  for the Nine Months Ended August 31, 2001 and August 31, 2000            6

Notes to Condensed Consolidated Financial Statements                       7

Item 2.  Management's Plan of Operation                                    9


PART II OTHER INFORMATION                                                 10

Item 1.  Legal Proceedings                                                10

Item 2.  Changes in Securities                                            10

Item 3.  Defaults Upon Senior Securities                                  10

Item 4:  Submission of Matters to a Vote of Security Holders              10

Item 5:  Other Information                                                10

Item 6(a):  Exhibits                                                      10

Item 6(b):  Reports on Form 8-K                                           10

SIGNATURES                                                                10

                                    -  2 -
===============================================================================

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

EXTEN INDUSTRIES, INC.

       CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) as of August 31, 2001 and November 30, 2000

                                        August 31, 2001      November 30, 2000
                                         ------------          ------------
                  ASSETS

CURRENT ASSETS
Cash                                     $      2,526          $    539,103
Accounts receivable                            70,000                     0
Notes Receivable                              615,000               132,500
Interest Receivable                            42,950                     0
Prepaid Expenses                                    0                50,000
Restricted cash                               750,000                     0
                                         ------------          ------------
TOTAL CURRENT ASSETS                        1,480,476               721,603

PROPERTY AND EQUIPMENT, net                   132,454                 1,222

Real Estate Held For Sale                      47,200                47,200
Patent Costs and other intangibles             56,299                46,605
                                         ------------          ------------
TOTAL OTHER ASSETS                            103,499                93,805
                                         ------------          ------------

TOTAL ASSETS                             $  1,716,429          $    816,630
                                         ============          ============


       LIABILITIES AND STOCKHOLDERS'
             EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable                         $    155,273          $     13,411
Accrued Expenses                              141,188               144,216
Notes Payable                                 535,000               509,460
                                         ------------          ------------
TOTAL CURRENT LIABILITIES                     831,461               667,087

LONG TERM NOTES PAYABLE                       725,000                     0
MINORITY INTEREST                              50,057               158,581
                                         ------------          ------------
TOTAL LIABILITIES                           1,606,518               825,668


STOCKHOLDERS EQUITY (DEFICIT)

Common Stock, $0.01 par value;
  200,000,000 shares authorized;
  74,342,098 issued & outstanding             791,748               735,865
Common stock subscribed                       410,000                     0
Stock subscription receivable                 (70,000)              (81,500)
Deferred Compensation Costs                    (9,625)              (16,500)
Additional Paid-in Capital                 11,781,077            11,409,980
Accumulated Deficit                       (12,793,289)          (12,056,883)
                                         ------------          ------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)          109,911                (9,038)
                                         ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)
                                         $  1,716,429          $    816,630
                                         ============          ============

   The accompanying notes are an integral part of these financial statements

                                    -  3 -
===============================================================================

EXTEN INDUSTRIES, INC.

       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
               For the 3 Months Ended August 31, 2001 and August 31, 2000

                                                 Three Months Ended
                                        August 31, 2001       August 31, 2000
                                         ------------          ------------
REVENUE
Sales                                    $       -             $       -
Royalties                                        -                     -
                                         ------------          ------------
Total Revenue                                    -                     -

OPERATING EXPENSES
General & Administrative                      170,777               143,738
Consulting Fee Expense                         72,969                19,325
Research and Development                       45,595                40,441
Depreciation and Amortization                     113                   270
                                         ------------          ------------
Total Operating Expenses                      289,454               203,774

OTHER INCOME (EXPENSE)
Interest, net                                   3,043                 3,978
Minority interest in loss of subsidiary        30,270                94,397
                                         ------------          ------------
Net Operating Loss Before Income Taxes       (256,140)             (105,399)

Provision for Income Taxes                        800                     0
                                         ------------          ------------

Net Income (Loss)                        $   (256,940)         $   (105,399)
                                         ============          ============

Net Income (Loss) per Average
  Common Share                           $     (0.01)          $     (0.01)
                                         ============          ============

Weighted Average Common Shares
  Outstanding                              79,174,801            65,166,002
                                         ============          ============

   The accompanying notes are an integral part of these financial statements

                                    -  4 -
===============================================================================

EXTEN INDUSTRIES, INC.

       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
               For the Nine Months Ended August 31, 2001 and August 31, 2000

                                                 Nine Months Ended
                                        August 31, 2001       August 31, 2000
                                         ------------          ------------
REVENUE
Sales                                    $       -             $       -
Royalties                                        -                     -
                                         ------------          ------------
Total Revenue                                    -                     -

OPERATING EXPENSES
General and Administrative                    483,814               289,735
Consulting Fee Expense                        237,458               141,702
Research and Development                      122,804               112,894
Depreciation and Amortization                     339                   632
                                         ------------          ------------
Total Operating Expenses                      844,415               544,963

OTHER INCOME (EXPENSE)
Interest, net                                   2,018                (6,676)
Minority Interest in Loss of Subsidiary       108,524                94,397
                                         ------------          ------------
Total Other Income (Expense)                  110,542                87,721
                                         ------------          ------------
Net Operating Loss Before Income Taxes       (733,873)             (457,242)

Provision for Income Taxes                     2, 533                  -
                                         ------------          ------------

Net  Income (Loss)                       $   (736,406)         $   (457,242)
                                         ============          ============

Net Loss per Average Common Share        $     (0.01)          $     (0.01)
                                         ============          ============

Weighted Average Common Shares
  Outstanding                              79,174,801            65,166,002
                                         ============          ============

   The accompanying notes are an integral part of these financial statements

                                    -  5 -
===============================================================================

EXTEN INDUSTRIES, INC.

       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
               For the Nine Months Ended August 31, 2001 and August 31, 2000

                                                  Nine Months Ended
                                        August 31, 2001       August 31, 2000
                                         ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                 $   (736,406)         $   (457,242)
Adjustments to Reconcile Net Loss to net
  Cash Used By Operating Activities
     Minority Interest                       (108,524)              (94,397)
     Depreciation and Amortization                339                   632
     Vesting of Deferred Compensation
       Costs                                    6,875                     0
     Common stock issued for services         416,980               406,556
(Increase) Decrease in assets:
     Prepaid research                          50,000                40,441
     Accounts Receivable                     (112,951)                    0
     Other assets                              (9,694)                  (31)
Increase (Decrease) in liabilities:
     Accounts Payable                         141,862               (51,845)
     Accrued Expenses                          (3,028)             (144,431)
                                         ------------          ------------
NET CASH USED IN OPERATING ACTIVITIES        (354,547)             (300,317)

CASH FLOWS FROM INVESTING ACTIVITIES
Notes receivable                             (482,500)                    0
Purchase of fixed assets                     (131,570)               (1,086)
Restricted cash for acquisition              (750,000)                    0
                                         ------------          ------------
NET CASH PROVIDED (USED)
  IN INVESTMENT ACTIVITIES                 (1,364,070)               (1,086)

CASH FLOW FROM FINANCING ACTIVITIES
Issuance of Common Stock                            0               550,000
Common stock options exercised                 10,000                48,000
Stock Subscriptions received                  421,500                     0
Increase in Long Term Debt, net               750,540                     0
                                         ------------          ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES     182,040               598,000
                                         ------------          ------------

NET INCREASE (DECREASE) IN CASH              (536,577)              296,597

CASH AT BEGINNING OF PERIOD                   539,103                   228
                                         ------------          ------------

CASH AT END OF PERIOD                    $      2,526          $    296,825
                                         ============          ============

   The accompanying notes are an integral part of these financial statements

                                    -  6 -
===============================================================================

EXTEN INDUSTRIES, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS:
EXTEN INDUSTRIES, INC. (the "Company") is a medical technology holding company. Its first subsidiary, Xenogenics Corporation, is developing an artificial liver technology, the SYBIOL(R) synthetic bio-liver. In 1993, the Company acquired all rights to the SYBIOL technology, which was developed under its contract with a major west coast medical center. The rights to the technology were transferred to Xenogenics on its formation in 1997. A patent application is currently pending on the process utilized by the SYBIOL device and the Company has received trademark protection for the SYBIOL registered trade name. The Company is currently working toward a new generation device for liver failure treatment and an engineered cell line to work with it. An NIH grant was authorized in January 2001 to help fund joint research between Xenogenics, MultiCell Associates Inc. of Rhode Island (MultiCell) and Compact Membranes of Delaware. When the product redesign work with these research partners and Fallbrook Engineering is completed, the Company expects to resume testing at Loyola University Medical Center and other sites. The FDA approval process could take 3 to 5 years. Multicell, the Company's newly acquired subsidiary, produces engineered cell lines, has proprietary cell culturing processes, and can develop therapeutic plasma proteins. MultiCell is located in Warwick, RI.

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

2.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine-month period ended August 31, 2001 (unaudited) and August 31, 2000 are summarized as follows:
                                                  Nine Months Ended
                                        August 31, 2001       August 31, 2000
                                         ------------          ------------
Cash paid for interest and income taxes:
Interest                                 $          0          $     15,560
Income taxes                             $        800          $      1,600

NOTES RECEIVABLE

As of November 30, 2000, in connection with a letter of intent to purchase 100% of the outstanding common stock of Lexicor Medical Technology, the Company advanced $600,000 for a note and warrants. The Company allocated $17,500 to the warrants resulting in a discount on the note. The note bears interest at 10% per annum. Principal and interest was due and payable on May 31, 2001.
The note was automatically extended and accumulated interest is due and payable on November 30,2001. Thereafter interest payments are due quarterly and the principal and any and all remaining interest is due January 2, 2005. In the event of default, Lexicor must issue common shares to the Company equal to 51 percent of the issued and outstanding shares of Lexicor. The warrants entitle the Company to purchase up to 83,333 shares of Lexicor's common stock. Unpaid principal and accrued interest on this note may be converted at any time until paid in full into 83,333 shares of Maker's common stock at a price equal to $6.00 per share.

As of April 17, 2001, in connection with a letter of intent to purchase Armstrong Industries, Inc., the Company advanced $15,000 to Armstrong. The note is due May 1, 2002. Interest is due from June 1, 2001 on the unpaid principal at the rate of 12% per annum.

                                    -  7 -
===============================================================================

3.  GOING CONCERN MATTERS

During fiscal years 2000 and 1999, the Company incurred net losses of ($640,678) and ($514,564), respectively. Management expects the Company to generate revenues in the near future.

At August 31, 2001, the Company's accumulated deficit and stockholders' equity were $12,793,289 and $109,911 respectively, and its current assets exceeded its current liabilities by $649,015.

In order to continue as a going concern, develop and commercialize its technology and, ultimately, achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include:
(1) sales of shares of the Company's common stock to and through Kestrel Equity Partners Ltd., which has resulted in $1,050,000 investment in the Company. (2) raising additional capital through sales of preferred and common stock and convertible debt and (3) continuing to use common stock to pay for consulting and professional services. In addition, management is continually seeking other potential joint venture partners or merger candidates that would provide financial, technical and/or marketing resources to enable the Company to realize the potential value of its technology. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

4.  REAL ESTATE HELD FOR SALE

Real estate as of August 31, 2001 consisted of a parcel of undeveloped land, approximately 202 lots in the Grand Canyon subdivision in Valle Junction, AZ south of the Grand Canyon. The land was originally purchased in February 1992 for $1,654,000 and written down to an estimated fair market value of $47,200 in 1995. (The current property tax valuation is $351,611.) The Company is currently in arrears on back taxes in the amount of $49,726 and is evaluating the land's resale potential.

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

6.  STOCK OPTIONS

During the nine months ended August 31, 2001, officers, directors, consultants, advisory board members and employees of the Company and its subsidiaries were granted 2,700,000 stock options at a price of twelve cents per share.

7.  SUBSEQUENT EVENTS

On March 29, 2001, the Company signed a letter of Intent to acquire Multi-Cell.

On September 13, 2001, the Company acquired all of the capital stock of MultiCell a company that develops liver cells, cell lines and associated products for use in diagnostic and therapeutic applications, pursuant to a Stock Purchase Agreement by and among the Company, Multi-Cell and Multi-Cell Associates, Inc. Irrevocable Trust (the "Trust") and the Estate of
Hugo O. Jauregui (the "Estate" and together with the Trust, the "Multi-Cell Shareholders"). The purchase price for this acquisition was $2,200,000, of which $750,000 was paid in cash and the remaining $1,450,000 was paid by means of issuance of 12,083,334 shares of the Company's common stock to the MultiCell Shareholders. There was no pre-existing relationship between the Company and the Multi-Cell Shareholders. The sources of the funds that the Company paid for this acquisition were working capital in the amount of $50,000 and loans in the amount of $700,000 from eight individual lenders, including the Chief Executive Officer and the President of the Company. In addition the Company advanced MultiCell $70,000 for working capital in August, 2001. The foregoing description of the terms of the acquisition is qualified in its entirety by reference to the Stock Purchase Agreement referenced above.
During August 2001, the Company entered into promissory notes totaling $725,000 from officers and shareholders of the company. The notes have a stated interest rate of 10 percent per annum and mature on 8/31/2004. Additionally, the Company issued 7.25 million warrants convertible to common stock equal to the principal amount due on these promissory notes.

                                    -  8 -
===============================================================================

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

PLAN OF OPERATION

THE BUSINESS OF THE COMPANY'S SUBSIDIARY, XENOGENICS CORPORATION, is the research and development of the SybiolR liver support device. Dr. John Brems, Chairman of the Company's Scientific Advisory Board, oversees Loyola University's liver transplant program and has established an artificial liver research program focusing on the Company's technology. The Scientific Advisory Board consists of experts who are able to give guidance and counsel to the Company on scientific and medical matters. Scientific Advisory Board members also include Dr. Donald Cramer, DVM, and Ph.D., director of Transplantation Research at Children's Hospital in Los Angeles; Dr. David Van Thiel, M.D., Director of Liver Transplantation at Loyola; Amy Friedman, M.D., Chief, Liver Transplantation, Yale-New Haven Hospital; and Dr. Alessandra Colantoni, Research Associate, Liver Transplant Service, Loyola University.

Xenogenics Corporation has a Research and Development Agreement and a Supplier Agreement with MultiCell of Warwick, RI, under which Multi-Cell will supply a unique engineered porcine liver cell line and optimize the interface between this cell line and Xenogenics' proprietary SybiolR liver treatment device.
The use of this cell line is expected to eliminate variability in patient treatment and limit the viral risks associated with primary liver cells obtained directly from animal organs. A grant from the National Institutes of Health was awarded in January 2001 to fund joint research on the device by Xenogenics, MultiCell, and Compact Membranes Inc of Delaware.
On September 13, 2001 the Company acquired all of the capital stock of MultiCell for an aggregate purchase price of $2,200,000.

The Company continues to seek financing for Xenogenics to fund ongoing R&D.
It expects to have additional   funding in place within the next 12 months.
Funding received in fiscal year 2000 and in fiscal year 2001 to date was from Kestrel Equity Partners Ltd. and individual investors. Cash on hand is expected to be sufficient for current needs. In order to continue to fund operations, R&D and growth, the Company is exploring various opportunities such as: obtaining financing from multiple sources, mergers, acquisitions or other business combinations and alliances.

MULTICELL'S BUSINESS FOCUS is on cells and proteins. MultiCell is a noted cell research firm with unique expertise in developing functional cells and cell lines, especially liver derived cells for diagnosis and treatment of liver diseases. It has been granted several patents on its immortalized hepatocytes or engineered liver cells. MultiCell has developed a proprietary non-tumorigenic DNA-engineered porcine hepatocyte cell line. A next key project is to develop such an engineered non-tumorigenic human cell line. MultiCell also has engineered and patented cell lines with applications in therapeutic protein production.

The Company had signed a Letter of Intent to acquire Lexicor Medical Technologies Inc. of Boulder CO, which was subsequently terminated on April 9, 2001. The Company had also signed a Letter of Intent to acquire MediQuip International and Sterling Medical Technologies, Inc. of Dallas, TX, which was subsequently terminated June 27, 2001.

During fiscal year 2000 and to date in fiscal year 2001, the Company has continued to control costs. The Company continues to effect transactions that reduce its liabilities and cash requirements while it continues to raise capital. The Company continues to pay directors fees, consulting fees, and in some cases, legal fees through the issuance of the Company's common stock with the subsequent registration of the shares so issued on Form S-8. The Company has been forced to take these steps to conserve the Company's cash.

                                    -  9 -
===============================================================================

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

ITEM 2:  CHANGES IN SECURITIES

    NONE

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

     On November 30, 2000, the Company entered into a promissory note for $500,000 at the interest rate of ten percent annually. The Company failed to make the first scheduled interest payment on the note which was due on February 28, 2001, which constituted a default under the note. On May 11, 2001, the Company entered into a settlement agreement to either pay the note holder an amount in cash equal to the principal plus all accrued interest by November 30, 2001 or issue that number of registered shares of its common stock that equals the sum of the remaining principal and interest payments on the note as determined by an agreed formula for calculating the fair market value of the stock by September 30, 2001. The amount that the Company currently owes the note holder as of the date of this report is $500,000 principal plus interest due of $25,000 as of 8/31/01.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5:  OTHER INFORMATION:

     NONE

ITEM 6(A):  EXHIBITS

     NONE

ITEM 6(B):  REPORTS ON FORM 8-K

     NONE



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

                                     EXTEN INDUSTRIES, INC.  (Registrant)

Date:  10/12/01                      By:  /s/ W. Gerald Newmin
                                              W. Gerald Newmin
                                              Chairman, Chief Executive Officer

Date:  10/12/01                      By:  /s/ Gregory F. Szabo
                                              Gregory F. Szabo
                                              President, Chief Operating
                                              Officer and Treasurer

                                    - 10 -
===============================================================================