Form 10KSB
period 2001-11-30
EXTEN INDUSTRIES INC
filed 2002-02-28
CIK 811779

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                 FORM 10-KSB


(X) Annual Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended November 30, 2001.

                        Commission File Number 0-16354

                            EXTEN INDUSTRIES, INC.
                            ----------------------
           (Name of small business issuer in its charter)

                 DELAWARE                              52-1412493
                 --------                              ----------
     (State or other jurisdiction of                  (IRS Employer
      incorporation or organization)               Identification No.)

                         425 W. 5th Avenue, Suite 201
                         Escondido, California 92025
                                (760) 781-3916
                         ----------------------------
         (Address and telephone number of principal executive offices)


        Securities registered under Section 12(b) of the Exchange Act:

                                     None
                                     ----

          Securities registered pursuant to Section 12(g) of the Act:

                                                     Name of each exchange
         Title of each class                          on which registered
Common Stock $0.01 par value per share                 OTC Bulletin Board
--------------------------------------                 ------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to be file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes  X   No
              ---     ---

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     State issuer's revenues for its most recent fiscal year:   $0 .
                                                               ----

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days (based upon 73,654,316 shares held by non-affiliates and the closing price of $.12 per share for the common stock on the over-the counter market as of January 25, 2002): $ 8,838,518.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 119,410,726 shares of common stock as of February 11, 2002.

                     DOCUMENTS INCORPORATED BY REFERENCE
                                    None.
                                    ----

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ---     ---

-------------------------------------------------------------------------------

                            EXTEN INDUSTRIES, INC.
                                 FORM 10-KSB

                                    INDEX

                                                                         PAGE
PART I
------

Item 1.  DESCRIPTION OF BUSINESS                                           1
Item 2.  DESCRIPTION OF PROPERTY                                           4
Item 3.  LEGAL PROCEEDINGS                                                 4
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               4

PART II
-------

Item 5.  MARKET FOR COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS                                 5
Item 6.  PLAN OF OPERATIONS                                                5
Item 7.  FINANCIAL STATEMENTS                                              8
Item 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                        8

PART III
--------

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(9) OF THE EXCHANGE ACT               8
Item 10. EXECUTIVE COMPENSATION                                           10
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   10
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   11
Item 13. EXHIBITS AND REPORTS ON FORM 8-K                                 11

SIGNATURES                                                                12

PART IV
-------

CONSOLIDATED FINANCIAL STATEMENTS                                      F1 - F19

-------------------------------------------------------------------------------

                                   PART I

                      ITEM 1.  DESCRIPTION OF BUSINESS


ABOUT EXTEN INDUSTRIES, INC.

     Exten Industries, Inc. was incorporated in Delaware on April 28, 1970 under the name of "Exten Ventures, Inc". Today, we have two independently operating subsidiaries. Our Xenogenics Corp. subsidiary is a developmental stage enterprise that has not yet completed production of any marketable products. Our key product, the Sybiol(r) Bio-synthetic liver device, remains in development and will not be ready to be marketed before the end of the year 2005, at the earliest. Our MultiCell Technologies Inc. subsidiary is also a development stage enterprise. We believe that we will have commercial products ready for sale during 2002. We have operated and continue to operate at a deficit, which on a cumulative basis through November 30, 2001, equals $13,666,266 in a competitive industry with high barriers to entry. Our ability to continue as a going concern is not assured. Our principal executive and business offices are located at 425 W. Fifth Avenue, Escondido, California 92025; our telephone number is (760) 781-3916.

ABOUT OUR BUSINESS

     Exten Industries, Inc. is a holding company that is focusing on the development of medical products and associated research and development activities. Our primary focus, prior to the acquisition of MultiCell Technologies, had been the development of a bio-synthetic liver device.
This technology will take approximately three to five years to develop and commercialize. To our knowledge, no mass-produced liver device of the type that we are developing is currently available. Our strategic plan is to acquire other technologies in order to generate sufficient cash flow to support our general operations, while the liver technology referenced above proceeds through the final research and development stages and government regulatory approval processes. We intend to pursue business opportunities with companies that ideally have products that are health care related and have already received government regulatory approval.

     MultiCell Technologies, Inc. (MultiCell), formerly MultiCell Associates, Inc., our wholly-owned subsidiary which was acquired in September 2001, for $2.2 million in cash and stock, develops and intends to commercialize hepatic or liver cells, cell lines, and associated products to be used in diagnostic and therapeutic applications. MultiCell has developed the "HepLiu" cell line with cells that are designed to function as hepatocytes or liver cells in Liver Assist Devices ("LADs") and other liver-related processes. Xenogenics has a Research and Development Agreement and a Supplier Agreement with MultiCell pursuant to which MultiCell will supply engineered pig or porcine and human liver cell lines and optimize the interface between these cell lines and the Sybiol Bio-synthetic liver device. An engineered cell line is expected to eliminate variability in patient treatment and limit the viral risks associated with primary porcine hepatocytes.

     Xenogenics Corporation, our majority-owned (54.6%) subsidiary, is a developmental stage enterprise that owns all of the rights to the Sybiol(r) Bio-synthetic liver device for which a patent is pending in 15 countries, including the United States. The underlying concept of the device is that the artificial liver can act as a substitute liver for a patient whose own liver is healing from injury or disease. In addition, the device is intended for use as an artificial liver "bridge" for transplant patients awaiting a donor organ. The device may also be used to assist and improve the quality of life for patients with chronic liver disease or episodic liver trauma. We are currently working on a new design for this device and a compatible engineered cell line to work with it. We anticipate completing the system redesign and the preclinical work so as to be able to initiate Phase I human trials before the end of 2003. The regulatory approval process is expected to last from two to five years, which means that the Sybiol device will not be ready for the market before the end of 2005, at the earliest.

     We estimate that we will need approximately $3 million to finish the development process for the Sybiol(r) Bio-synthetic liver device, including the cellular component, and to begin Phase I clinical trials. Assuming that we secure sufficient financing, we will use approximately $2 million of this amount in 2002 with the balance of this amount being used, starting in 2003, to begin human clinical trials. Our goal is to introduce the Sybiol device for general distribution in 2005 and the HepLiu cell line for non-human uses for which regulatory approval is not required, in 2002.

                                    -  1 -
-------------------------------------------------------------------------------

ABOUT OUR REVENUES

     We have not generated any significant revenues to date. The main source of revenue for our MultiCell subsidiary was a grant from the National Institute of Standards and Technology, which expired on December 31, 2000.
On November 1, 2001, MultiCell entered into a collaborative research agreement with Pfizer, Inc. pursuant to which Pfizer has agreed to pay $724,500 to validate the efficacy of MultiCell's immortalized hepatic cells in four different experimental models. These cells, if effective, could replace the current hepatocytes used by Pfizer.

PATENTS AND PROPRIETARY TECHNOLOGY

     Any proprietary protection that our Company can obtain and maintain will be important to our business. A patent application is presently pending on the process utilized by the Sybiol artificial liver device under the Patent Cooperative Treaty Protection in 15 countries. The Sybiol trademark is registered in the United States Patent and Trademark Office, number 2,048,080.

     MultiCell has an exclusive, long-term license agreement with Rhode Island Hospital for use of the following patents owned by the Hospital related to liver cell lines and LADs:

     US Patent #6,017,760, Isolation and Culture of Porcine Hepatocytes,
          expires October 9, 2015;
     US Patent #6,107,043, Immortalized Hepatocytes, expires February 8, 2019; US Patent #5,043,260, Perfusion Device for Hepatocytes, expires
          August 27, 2008;
     US Patent #4,795,459, Implantable Prosthetic Device (Endothelial) expires
          January 3, 2006; and

     This agreement remains in effect as long as MultiCell pays the annual license maintenance fees as follows:

              Date                        Amount
          ------------                    -------
          July 1, 2002                    $50,000
          July 1, 2003                    $50,000
          July 1, 2004                    $75,000

     Each of the license maintenance fees specified above, may, at the option of MultiCell, be reduced to $10,000 if during the calendar year prior to the date of any such payment, MultiCell satisfies the specific due diligence requirements specified for a twelve month period. MultiCell has satisfied the due diligence requirements for the twelve month period ended July 1, 2001.

NEED FOR GOVERNMENT APPROVAL

     Some of our products will be subject to regulation in the United States by the Food and Drug Administration and by comparable regulatory authorities in foreign jurisdictions. The Sybiol Bio-synthetic liver device will be classified as a "biologic" regulated under the Public Health Service Act and the Food, Drug and Cosmetic Act. The use of HepLiu cells for this application will also be regulated by the FDA. Development of a therapeutic product for human use is a multi-step process. First, animal and in vitro testing must establish the potential safety and efficacy of the experimental product for a given disease. Once the product is found to be reasonably safe and potentially efficacious in animals, suggesting that human testing would be appropriate, an Investigational New Drug ("IND") application is submitted to the FDA. FDA approval, which may in some circumstances involve substantial delays, is necessary before commencing clinical investigations.

     Clinical investigations typically involve three phases. Phase I is conducted to evaluate the safety of the experimental product in humans, and if possible to obtain early evidence of effectiveness. Phase I studies also evaluate various routes, dosages and schedules of product administration.
The demonstration of therapeutic benefit is not required in order to complete Phase I successfully. If acceptable product safety is demonstrated, the Phase II studies are initiated. The Phase II trials are designed to evaluate the effectiveness of the product in the treatment of a given disease and typically, are well controlled and closely monitored studies in a relatively small number of patients. The optimal routes and schedules of administration are determined in these studies.

                                    -  2 -
-------------------------------------------------------------------------------

     As Phase II trials are successfully completed, Phase III studies will commence. Phase III studies are expanded controlled and uncontrolled trials which are intended to gather additional information about safety and efficacy in order to evaluate the overall risk/benefit relationship of the experimental product and provide an adequate basis for physician labeling. These studies also may compare the safety and efficacy of the experimental device with currently available products. While it is not possible to estimate the amount of time that will be required to complete Phase I, II and III studies, this process often lasts several years.

     Following the successful completion of these clinical investigations, the preclinical and clinical evidence that has been accumulated is submitted to the FDA as part of a product license application ("PLA"). Approval of the PLA or IND is necessary before a company may market the product. The approval process can be very lengthy and depends upon the time it takes to review the submitted data and the FDA's comments on the application, and the time required to provide satisfactory answers or additional clinical data when requested.

     In addition to the regulatory framework for product approvals, we are subject to regulation under state and federal law, including requirements regarding occupational safety, laboratory practices, the use, handling and disposition of radioactive materials, environmental protection and hazardous substance control, and may be subject to other present and possible future local, state, federal and foreign regulation, including future regulation of the biotechnology field.

     We have not yet begun human clinical trials for the Sybiol Bio-synthetic liver device. We intend to begin such trials by the end of 2003 upon completion of the redesign and validation of the device. Before human studies may begin, the cells provided for the system by MultiCell will be subjected to the same scrutiny as the Sybiol device. MultiCell will need to demonstrate sufficient process controls to meet strict standards for a complex medical system. This means the cell production facility will need to meet the same standards as those pertaining to a pharmaceutical company, for example.

RESEARCH AND DEVELOPMENT

     In fiscal 2001, our Company's research and development costs were $297,424. Research and development costs during fiscal 2000 were $184,672.
We intend to continue our research and development during fiscal 2002.
Our Xenogenics subsidiary will focus its development efforts on the Sybiol Synthetic Bio-Artificial Liver device. Our goal is to develop compelling data utilizing the device with large animals. This data will generate interest from potential partners who will fund future development costs.

     Our MultiCell subsidiary will have three major research projects.
The first will be continued efforts towards improving the functionality of our immortalized hepatocytes. Improvements in function will open even more markets for cell usage. Secondly, we will move forward on our therapeutic protein development program, taking a laboratory process and validating its commercial application. Finally, we will begin a research program focused on adult liver stem cells.

COMPETITION

     We are engaged in businesses characterized by extensive research efforts, rapid technological change, and intense competition. Competitors in various stages of development of liver-related products or technologies include:

          Circe Biomedical (previously a wholly owned W.R. Grace subsidiary). Circe had a device using porcine primary cells in Phase III clinical studies. These studies have been halted as results proved statistically insignificant. The future of the company is not known at this time.

          HemoTherapies, Inc. (formerly Hemocleanse), has a filtration device that has been granted FDA approval for liver dialysis. The company has recently declared bankruptcy and has not yet emerged with a reorganization plan.

          VitaGen (formerly Hepatix) is currently running Phase I/II clinical trials with its ELAD device, which uses cloned human liver cells. The yet to be proven functionality of these cells, along with their potential tumor producing tendencies, is expected to obstruct the commercialization of their device.

          In Europe, Braun Inc. has demonstrated interest in supporting the development of a complicated and sophisticated hollow fiber device, which has already been used to treat two patients.

                                    -  3 -
-------------------------------------------------------------------------------

     To our knowledge, there is no approved affordable mass produced live-cell artificial liver device currently available on the global market. Our device is intended to closely replicate human liver functions and not just to function as a blood-cleaning device. We believe that the differences in design between existing products and the Sybiol device will result in the Sybiol device achieving commercial success that will ultimately benefit our stockholders.

EMPLOYEES

     As of February 22, 2002, Exten had three full-time employees and one part-time employee; Xenogenics had one full-time employee and MultiCell had ten full-time employees and one part-time employee.


                       ITEM 2.  DESCRIPTION OF PROPERTY

EXTEN

SAN DIEGO. Exten leases approximately 1,000 square feet of space at a rent of $2,700 per month in an office building located at 425 W. Fifth Ave., Suite 201, Escondido, CA 92025. Rent expense was $4,500 in fiscal 2000 and $32,400 in fiscal 2001. We believe the facilities are adequate for the near future.

ARIZONA. As of November 30, 2001, our Company owned 202 undeveloped lots in the Grand Canyon Development in Valle, Arizona, approximately 70 miles south of the Grand Canyon which were acquired by prior management as a tangible asset. Our Company currently has no policy of acquisition of land for capital gain or income. We are currently in arrears on back taxes and interest. Tax sale for back taxes is pending and as management has been unable to obtain a current appraisal of the fair market value of the land, they have not yet decided whether to pay the back taxes.

XENOGENICS

During the fiscal year ended November 30, 2001, Xenogenics was provided office space and clerical services by Exten and did not maintain separate offices.

MULTICELL TECHNOLOGIES

MultiCell maintains both a Warwick, Rhode Island facility that is dedicated to controlled development and manufacture of human cells and cell lines and a Providence, Rhode Island facility to maintain its animal cell lines. The lease for MultiCell's main office and research facility in Warwick requires aggregate monthly payments of $2,797 and expires on December 31, 2001. Thereafter, the lease continues on a month to month basis. MultiCell has a lease agreement with Rhode Island Hospital for use of laboratory facilities and equipment located in Providence, requiring monthly payments of $4,200, which expired on December 31, 2001 and continues on a month to month basis until written notice is given. We are currently considering potential new sites to consolidate our operations and allow for our planned growth over the next few years.


                          ITEM 3.  LEGAL PROCEEDINGS

Jack Schaps, trustee of A. Jack Schaps Estate Trust, filed suit against the Company and its legal counsel on February 13, 2001, in the Superior Court of California. Schaps, a stockholder of Exten, alleged that the defendant negligently lost, and failed to replace in a timely manner, his stock certificate for 625,000 shares of common stock that he had forwarded to the Company to be delivered to the Company's former transfer agent.
On February 25, 2002, the Company settled the lawsuit with Schaps.
This settlement has no material impact on the financial position of the Company.


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    -  4 -
-------------------------------------------------------------------------------

                                    PART II


       ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

From June 14, 1994 to the present, our Company's Common Stock has traded on the OTC Bulletin Board. The table below gives the range of high and low bid prices for Exten Common Stock for the fiscal years ended November 30, 2001 and November 30, 2000.

                      Fiscal Year Ended November 30, 2001

                                          High       Low
                                          -----     -----
                      First quarter       $ .18     $ .09
                      Second quarter      $ .16     $ .08
                      Third quarter       $ .17     $ .07
                      Fourth quarter      $ .23     $ .08

                      Fiscal Year Ended November 30, 2000

                      First quarter       $1.26     $ .03
                      Second quarter      $ .94     $ .19
                      Third quarter       $ .34     $ .14
                      Fourth quarter      $ .24     $ .12

The quotations reflect inter-dealer prices without retail mark-ups, mark-down or commission and may not represent actual transactions or a liquid trading market.

No cash dividends have been paid on Exten Common Stock for the 2001 and 2000 fiscal years and no change of this policy is under consideration by the Board of Directors.

The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our Company's earnings, financial requirements, opportunities for reinvesting earnings, business conditions, and other factors. The number of shareholders of our Company's Common Stock on January 25, 2001 was approximately 6,500. There are otherwise no restrictions on the payment of dividends.

RECENT SALES OF UNREGISTERED SECURITIES

   1. On July 11, 2001 we issued an aggregate of 1,400,000 options to four of our officers and directors. The options expire on July 11, 2005 and have an exercise price of $.115 per share.

   2. During fiscal 2001 we issued an aggregate of 372,318 shares of our common stock to a director and consultant of our Company in consideration for services rendered to us.

   3. In August 2001, we issued convertible notes in the aggregate principal amount of $500,000. The notes are convertible into shares of our common stock at the following conversion rates:

       (1) $.10, if converted during the first twelve (12) months after the date of the Agreement;
       (2) $.15, if converted after the twelfth (12th) and through the twenty-fourth (24th) month of the Agreement; and
       (3) $.20, if converted after the twenty-fourth (24th) month and prior to the maturity date.

The securities were issued pursuant to the exemption set forth in Section 4.(2) of the Securities Act on the basis that they were issued under circumstances not involving a public offering.


                          ITEM 6.  PLAN OF OPERATION

PLAN OF OPERATION

     Exten Industries, through its subsidiaries Xenogenics and MultiCell Technologies, is dedicated to providing solutions to the medical community for some of its most pressing needs. These solutions include improved treatment options for chronic liver disease, better research tools for the pharmaceutical industry, naturally derived complex proteins for chronic and acute therapies, and stem cells for cellular transplantation. We believe our patents and proprietary technologies strongly position us for market success. However, improving the quality of life of patients and participating in their therapy ultimately drives us to succeed.

                                    -  5 -
-------------------------------------------------------------------------------

     We acquired MultiCell Associates, Inc. of Warwick, RI, subsequently renamed MultiCell Technologies, Inc. in September 2001. They will continue to operate as a subsidiary in Rhode Island. MultiCell has been a research company existing on government and private grants. Its main source of revenue, a National Institute of Standards and Technology grant, expired on December 31, 2000. From that time until our acquisition, MultiCell existed through private contract revenues and was not pursuing additional government contracts. This affected year to year revenues. Now that the acquisition has been concluded, we will begin pursuing new government grants to continue many of our research efforts, however the focus of our company is to commercialize some of our products as quickly as possible.

     MultiCell has developed a unique immortalized human liver cell line and has redesigned the Xenogenics Sybiol liver assist device to optimize the interface between this cell line and the proprietary device. This cell line, when used in the Sybiol device, is expected to eliminate variability in patient treatment and limit the risks associated with primary or porcine hepatocytes. The proper combination of cells and device have been lacking in prior attempts to address this market. We believe that the control of both the immortalized cell line and the liver assist device offer the best opportunity for successful introduction of a product.

     These immortalized cells also offer pharmaceutical companies the potential for a consistent source of human liver cells for drug discovery, toxicology testing and pharmacokinetic studies. Today, these companies must rely on an inconsistent supply of human liver cells obtained from donated organs that cannot be transplanted or rat liver cells. These options place severe limitations on research. On November 1, 2001, MultiCell entered into a collaborative research agreement with Pfizer, Inc., pursuant to which Pfizer has agreed to pay $724,500 to validate the efficacy of MultiCell's immortalized liver cells in four different experimental models. These cells, if effective, could replace the current hepatocytes used by Pfizer as well as other pharmaceutical companies. We will focus on introducing these immortalized cells to domestic and international pharmaceutical companies with the objective of becoming an industry standard for research. It is important to realize that since these cells will only be used within the lab for research, no FDA approval is necessary for commercialization.

     Additionally, MultiCell has begun research projects related to adult liver stem cells and naturally occurring liver cell derived proteins. These areas, while longer range research projects, offer extraordinary opportunities. Potentially, therapeutic products, requiring FDA approvals, could be developed. Due to their ability to replicate, stem cells offer great promise in the treatment of genetic and acquired chronic liver diseases. We are focusing exclusively on adult stem cells which naturally exist in everyone and avoid the issues associated with fetal and embryonic stem cells. Hepatocytes are the most biochemically active cells in the body. They naturally create simple as well as complex proteins that are essential to everyone's health and function. Certain complex proteins, if acquired from natural sources such as cells in culture, would be very desirable. We plan to continue our research into culturing
certain complex proteins for therapeutic uses.   We plan to develop data for
both of these areas so as to be able to pursue partnerships with pharmaceutical companies for the final development and the sales and distribution of the products.

     Research continues in our Xenogenics subsidiary on the Sybiol Synthetic Bioartificial Liver Device. We are at a point where data must be developed to validate the efficacy of the redesigned system in conjunction with the MultiCell liver cells. Our plan is to conclude this study as quickly as possible and present the data to large pharmaceutical and medical device companies with the intention to collaborate with an enterprise for future product development. A plan to move the product through human clinical trials will be presented to the FDA for approval at that time.

     We believe that we have a very strong Scientific Advisory Board.
Dr. John Brems, Chairman of the Advisory Board, oversees Loyola University's liver transplant program and has been intimately involved with our Company's technology. He has recruited a team of many of the world's foremost liver doctors and scientists. Scientific Advisory Board members include Sangeeta Bhatia, MD, PhD., Assistant Professor of Bioengineering at University of California San Diego in La Jolla, CA; Dr. Donald Cramer, BS, DVM, Ph.D., Director of Transplantation Research at Children's Hospital in Los Angeles; Dr. David Van Thiel, MD, Director of Liver Transplantation at Loyola;
Amy Friedman, MD, Chief, Liver Transplantation, Yale-New Haven Hospital,
Dr. Alessandra Colantoni, Research Associate, Liver Transplant Service, Loyola University also serves on the Scientific Advisory Board.

                                    -  6 -
-------------------------------------------------------------------------------

     We anticipate that over the next two years we will need approximately
$3 million to complete development of certain products from MultiCell and to begin clinical trials on other products, and $1 million for working capital and general corporate purposes. Some portion of this funding could come from successful commercialization of the MultiCell products. We will increase our administrative resources to support the hiring of an estimated 6 additional employees that will enable us to expand our research and product development capacity. We intend to expand our product offering by completing ongoing development projects and by opportunistically acquiring or merging with companies that generate revenues and using such profits to cover our operating needs, selling shares of our common stock to investors, and continuing to use our common stock to pay for consulting and professional services.

     We also anticipate the need for additional financing in the future in order to fund continued research and development, proceed with clinical trials and to respond to competitive pressures. We believe that our future cash requirements may be fulfilled by product sales, the sale of additional equity securities, debt financing and/or the sale or licensing of our technology.
We cannot guarantee, however, that any future funds required will be generated from operations or from the aforementioned or other potential sources. We do not have any binding commitment with regard to future financing. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop or enhance products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

     We had signed a Letters of Intent to acquire Lexicor Medical Technologies Inc. of Boulder CO. and MediQuip International and Sterling Medical Technologies, Inc. of Dallas, Texas during the 2001 fiscal year. After performing extensive due diligence, we concluded that neither of these transactions could be completed under the originally proposed terms. Consequently, both of these transactions have been terminated by us.

     During Fiscal 2000 and 2001, our Company continued to control costs.
We continue to effect transactions that reduce our liabilities and cash
requirements while we continue to raise capital.   We continue to pay directors
fees, consulting fees, and in some cases, legal fees through the issuance of our Company's Common Stock with the subsequent registration of the shares so issued on Form S-8. Our Company has been forced to take these steps to conserve cash. We expanded the depth and quality of our management team with the addition of a Vice President of Operations for the corporation. This is an important addition as our corporate president also acts as the president of Xenogenics and the CEO of MultiCell.

RESEARCH AGREEMENTS

     LOYOLA UNIVERSITY MEDICAL CENTER. Preclinical research on the efficacy of the Sybiol device was being conducted at Loyola University Medical Center, Chicago, IL but was halted pending work on a new generation device with MultiCell and other entities. The team of bioartificial liver researchers including John Brems, MD, FACS, Chairman of Xenogenics' Scientific Advisory Board, James Filkins, Ph.D., and Professor David Van Thiel, MD, FACP, also Xenogenics Scientific Advisory Board members and noted hepatological experts at Loyola will again be chosen to conduct research when the device improvement is completed.

     PFIZER, INC. On November 1, 2001, MultiCell entered into a collaborative research agreement with Pfizer, Inc., pursuant to which Pfizer has agreed to pay $724,500 to validate the efficacy of MultiCell's immortalized hepatic cells in four different experimental models. These cells, if effective, could replace the current hepatocytes used by Pfizer.

NOTES RECEIVABLE

As of November 30, 2000, in connection with a letter of intent to purchase the outstanding common stock of Lexicor Medical Technology (Lexicor), the Company advanced a total of $600,000 for a note receivable to Lexicor and received 83,333 common stock warrants. The Company allocated $17,500 to the warrants resulting in a discount on the note. The warrants entitle the Company to purchase up to 83,333 shares of Lexicor's common stock. The note has a stated interest rate of 10% per annum. Principle and interest was due and payable on May 31, 2001; however, according to its terms the note was automatically extended with principle and interest due January 2, 2005. As of November 30, 2001, the Company discounted this long-term note receivable and provided a valuation allowance to reduce the note for a total of $400,000.
In the event of default, Lexicor must issue common shares to the Company equal to 51 percent of the issued and outstanding shares of Lexicor.
Unpaid principal and accrued interest on this note receivable may be converted at any time until maturity into Lexicor common stock at a share price of $6.00.

                                    -  7 -
-------------------------------------------------------------------------------

As of April 17, 2001, in connection with a letter of intent to purchase Armstrong Industries, Inc., the Company advanced $15,000 to Armstrong.
The note is due May 1, 2002. Interest is due from June 1, 2001 on the unpaid principal at the rate of 12% per annum.


                         ITEM 7.  FINANCIAL STATEMENTS

The full text of the Company's audited consolidated financial statements for the fiscal years ended November 30, 2001 and 2000 begins on page F-1 of this Report and is incorporated herein by reference.


              ITEM 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
                         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective May 1, 2001, our board of directors approved the engagement of Swenson Advisors, LLP, as our independent certified public accountants to audit our financial statements for the fiscal year ended November 30, 2001. Hutchinson and Bloodgood, LLP (formerly Logan, Throop & Co., LLP) was the independent certifying accountant previously engaged to audit our financial statements for the fiscal years ended November 30, 2000 and 1999.
On April 27, 2001, we notified Hutchinson and Bloodgood, LLP of their dismissal. The audit reports provided by Hutchinson and Bloodgood, LLP do not contain any adverse opinions or disclaimers of opinion nor were they modified as to audit scope or accounting principles; however, the audit reports for such periods do contain going concern qualifications. There have been no disagreements between us and Hutchinson and Bloodgood, LLP on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures. There were no "reportable events" (as such term is defined in Item 304 of Regulation S-B) that occurred within our two most recent fiscal years.


                                   PART III


    ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Directors and Executive Officers of the Company as of November 30, 2001 were:

Name               Age      Position                              Date elected
----               ---      --------                              ------------

W. Gerald Newmin   63       Chairman, CEO, Secretary & Director   May 17, 2000

Jerry G. Simek     57       Director                              May 17, 2000

Ed Sigmund         42       Director                              May 17, 2000

Gregory Szabo      48       President & Director                  June 6, 2001

     W. GERALD "JERRY" NEWMIN began as a consultant to the Board of Directors of Exten in June 1995. On December 1, 1995, he was elected Chairman of the Board of Directors, Chief Executive Officer, and President of Exten.
He currently serves as our Chairman, Chief Executive Officer and Secretary.
Mr. Newmin is the Secretary and a director of Xenogenics and a director of MultiCell Technologies. Mr. Newmin serves on the Board of SYS and is Chairman and Chief Executive Officer of SYS, a defense systems company in San Diego, California, which is publicly traded on the OTC Bulletin Board. Mr. Newmin is past Chairman of the Board of the Corporate Directors Forum, a non-profit organization of over 200 California Board members, which promotes excellence in corporate governance. He co-founded and serves on the board of the Corporate Governance Institute at San Diego State University. From 1987 to 1995
Mr. Newmin owned a management consulting firm that provided consulting expertise to small private companies. From 1984 to 1987, Mr. Newmin was President of HealthAmerica Corporation, then the nation's largest publicly held HMO management company. From 1977 to 1984, he was President of International Silver Company, a diversified multi-national manufacturing company that he restructured. From 1973 to 1977, Mr. Newmin was Vice President and Western Regional Director for American Medicorp, Inc., and managed 23 acute care hospitals in the Western United States. From 1962 to 1973, at Whittaker Corporation, Mr. Newmin held senior executive positions, including Chief Executive Officer of Production Steel Company, Whittaker Textiles Corporation, Bertram Yacht Corp., Narmco Materials Corp., and Anson Automotive Corp., and was instrumental in Whittaker's entry into the United States and international health care markets. Mr. Newmin has a Bachelor's degree in Accounting from Michigan State University.

                                    -  8 -
-------------------------------------------------------------------------------

     ED SIGMOND was elected to the Board of Directors of Exten in 1999.
He has been in sales, marketing and operations management for the past
18 years. He is President of Kestrel Development and has been an entrepreneur, investor and real estate developer in the Dallas, Texas area since 1994. From 1992 to 1996, Mr. Sigmond was President of American Machine and Bearing of Dallas, Texas. Prior positions included Assistant to President of Alpha Aviation, Dallas, Texas, 1990-1992; Founder and President of Specialty Food Products, Arlington, Texas, 1987-1990; and Vice President/Regional Manager of Geodata Corporation, Houston, Texas 1981-1987. He has varied negotiation, sales, marketing, managerial and operational skills with existing and startup operations. He studied Marketing and Chemistry at Duquesne University.

     JERRY SIMEK was elected to the Board of Directors of Exten on March 20, 1998. From June 16, 1998 to April 19, 2001, he served as Exten's President, Chief Operating Officer and Treasurer. Mr. Simek has been President of JGS Management Group since 1984, specializing in strategic planning, financial management, business/corporate development and international business. He has successfully directed and implemented company reorganizations, refinancing programs and company turnarounds, as well as market development, acquisition and divestiture programs. Mr. Simek was past President of a San Diego public medical electronics manufacturing company and facilitated its turnaround and funding. Mr. Simek has over thirty years of management experience with major multinational companies in the medical, energy, electronics and aerospace industries. He has worked for such medical companies as Baxter and Johnson & Johnson. He has facilitated raising capital in public, private and start-up ventures; has identified and established joint venture transatlantic manufacturing, trading company and joint licensing programs, and has established and implemented multimillion dollar project management and manufacturing expansion programs. Mr. Simek has been a Director and/or Management Advisor for other public and private companies in the United States and the United Kingdom. He has a B.S. from Illinois Institute of Technology and an MBA from Pepperdine University.

     GREGORY F. SZABO was appointed Exten's President and Treasurer on
April 19, 2001, and was appointed MultiCell Technologies' Chief Executive Officer and Secretary on September 15, 2001. From June 2000 to the present, he has served as President of Xenogenics Corporation, our majority-owned subsidiary. He has 20 years of experience in the medical device industry, including FDA product submission and insurance reimbursement experience plus sales, marketing and management responsibilities. From January 2000 to June 2000, Mr. Szabo worked as an independent management consultant for several companies, including Exten. Prior to joining Exten and Xenogenics, Mr. Szabo was President and Chief Executive Officer of Titan Scan where he managed the medical sterilization and food pasteurization business from June 1998 until January 2000. From January 1997 until June 1998 he was President and Chief Executive Officer of Goulter Medical Inc. He has also held senior management positions at Comfort Clinic, Bio Clinic, Zimmer, and Becton Dickinson. He holds a Masters in Management from Drucker Graduate School, Claremont University, Claremont, CA and a Bachelors degree from the University of Toledo.

                                    -  9 -
-------------------------------------------------------------------------------

                  ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation received for the fiscal years ended November 30, 2001, 2000, and 1999 for services rendered to the Company in all capacities by the Company's Chief
Executive Officer and any officer or Director with salary over $100,000 per year.
                                        Annual Compensation      Long Term Compensation
                                    ---------------------------  ----------------------
                                                                        Awards
                                                                 ----------------------
                                                                 Restricted
                                                   Other annual    stock     Securities
Name and principal                  Salary  Bonus  compensation   award(s)    Options/
position                   Year      ($)     ($)      ($)(1)        ($)       SARs (#)
---------------------------------------------------------------------------------------
W. Gerald Newmin,          2001      -0-     -0-     $ 67,841       -0-        500,000
Chairman of the Board,     2000      -0-     -0-     $ 48,424       -0-        825,000
Chief Executive Officer,   1999      -0-     -0-     $ 94,285       -0-          -0-
Secretary and Director,

Gregory F. Szabo,          2001   $145,000   -0-     $ 30,000       -0-        400,000
President, Treasurer,      2000   $ 60,000   -0-     $ 15,000       -0-        250,000
and Director

 (1) Represents the fair market value of shares of our common stock paid in lieu of cash based on the closing market price of our common stock on the date of approval by our board of directors.

OTHER NON-CASH COMPENSATION

     Our bylaws authorize our board of directors to fix the compensation of directors for services related to their membership in board committees and allow the reimbursement of expenses of directors for their attendance at each meeting of our board of directors. Beginning January 1, 1994, we paid all directors a fee of 10,000 shares of our common stock per calendar year.
On August 17, 1995, the board of directors adjusted the fee to 12,000 shares per month. On February 15, 2000, the board of directors resolved that each board member would receive the equivalent of $2,000 in our common stock for each board meeting in which such director participates. Additionally, during fiscal year 2000, Gregory Szabo, Ed Sigmond and Jerry Simek were each granted stock options for 250,000 shares exercisable at $0.21 per share; these options vest over 3 years and expire on May 17, 2004. During fiscal year 2001, Ed Sigmond and Jerry Simek were each granted stock options for 250,000 shares, exercisable at $0.115 per share; these options vest over 3 years and expire on July 11, 2005. The option grants were in addition to the meeting compensation.

     Jerry Simek, a director, works for Exten under a Contractor/Management Consulting Agreement with JGS Management Group, Inc., of which Mr. Simek is President. The agreement provides that Mr. Simek will be paid at the rate of $50.00 per hour, which will be converted into our common stock at the end of each month using the common stock price on the last day of the month.
Mr. Simek received 372,318 and 1,688,140 shares in fiscal years 2001 and 2000 under the terms of that agreement.

                                    - 10 -
-------------------------------------------------------------------------------

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of February 22, 2002, certain information as to shares of our common stock owned by (i) each person known to beneficially own more than 5% of the outstanding common stock, (ii) each of our directors, and named executive officers, and (iii) all of our executive officers and directors as a group.  Unless otherwise indicated, the address of each named beneficial owner is the same as that of our principal executive offices located at 425 W. 5th Avenue, Suite 201, Escondido, California 92025.
                                           Number of Shares     Percentage of Class
Name and Address of                          Beneficially           Beneficially
Beneficial Owner (1)                          Owned (2)                Owned
--------------------------------------     ----------------       ----------------
W. Gerald Newmin(3)                           21,423,251               20.1%

Jerry G. Simek                                 2,163,015                2.2%

Gregory F. Szabo                               1,485,942                1.5%

Ed Sigmond(4)                                    307,499                 *

Kestrel Equity Partners Ltd.(5)                8,000,000                8.2%

Clifton L. Cooke, Jr. (6)                      8,000,000                8.1%

The Estate of Hugo O. Jauregui (7)             8,725,000                9.0%

All executive officers and directors
     as a group (four persons)                25,379,707               23.7%

 (1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the Commission, shares of common stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, or other rights, are deemed outstanding for purposes of computing shares beneficially owned by and the percentage ownership of each such person and group. However, such shares are not deemed outstanding for purposes of computing the shares beneficially owned by or percentage ownership of any other person or group.
 (2) Unless otherwise noted, all shares listed are owned of record and the record owner has sole voting and investment power, subject to community property laws where applicable.
 (3) Does not include shares of our common stock owned by Mr. Newmin's spouse, over which Mr. Newmin disclaims beneficial ownership.
 (4) Includes 83,333 shares issuable under options which are exercisable on or within 60 days of December 31, 2001. Does not include shares of our common stock owned by Kestrel Equity Partners Ltd., for which Mr. Sigmond serves as Managing Partner.
 (5) Kestral Equity Partners, Ltd. is a limited partnership investment fund;
     Ed Sigmond, one of our directors, is its Managing Partner. Its address is 2808 Cole Ave., Dallas, Texas 75204.
 (6) Includes 5,000,000 shares of the Cooke Family Trust for which
     Clifton Cooke is a Trustee.
 (7) The trustees of the Estate are Candice L. Dyer, M.D. and
     Timothy Van Johnson.
 * Less than 1%.

           ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     JGS Management Group, Inc. (JGS), of which Jerry G. Simek, a Director of Exten, is the President, provides services to Exten pursuant to a finders fee agreement with Exten. The agreement provides that JGS will be compensated pursuant to an established formula for the introduction of investors who actually invest in Exten or lend Exten money. During fiscal year 2001, we issued a total of 372,318 shares of our common stock to Mr. Simek pursuant to this agreement.

     In August 2001 we borrowed an aggregate of $1,085,000 in order to finance the acquisition of MultiCell. Of this amount, we borrowed $450,000 from Mr. Newmin, our chairman and Chief Executive Officer, and $50,000 from Mr. Szabo, our President, in connection with a note offering for purposes of raising funds to consummate the acquisition of MultiCell. The notes bear interest at the rate of 10% per annum, with all principal and accrued interest due and payable in August 2004.

     Mr. Newmin and Mr. Szabo each may convert his loan into shares of our common stock prior to the due date of the loan at the following conversion rates (i) $.10, if converted during the first twelve (12) months after the date of this Agreement; (ii) $.15, if converted after the twelfth (12th) and through the twenty-fourth (24th) month of this Agreement; and (iii) $.20, if converted after the twenty-fourth (24th) month and prior to the maturity date.

                                    - 11 -
-------------------------------------------------------------------------------

                  Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     Exhibit No.         Description

        23.1             Consent of Independent Accountants
        23.2             Consent of Independent Accountants


(b)  REPORTS ON FORM 8-K

     The Registrant filed a current report on Form 8-K with the Commission on November 26, 2001.


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


                                                       By /s/ W. Gerald Newmin
                                                              ----------------
                                                              W. Gerald Newmin
                                                               Chairman & CEO
                                                               Dated 02/27/02



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                           Title                              Date
---------                 -------------------------                  --------

/s/ W. Gerald Newmin           Chairman, CEO,                        02/27/02
--------------------            and Secretary
W. Gerald Newmin

/s/ Jerry G. Simek             Director                              02/27/02
--------------------
Jerry G. Simek

/s/ Gregory F. Szabo           President, COO                        02/27/02
--------------------            and Treasurer
Farrest Loper

/s/ Ed Sigmond                 Director                              02/27/02
--------------------
Ed Sigmond

                                     - 12 -
-------------------------------------------------------------------------------

                       REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders
Exten Industries, Inc.


We have audited the accompanying consolidated balance sheet of Exten Industries, Inc. (a Delaware corporation), and subsidiaries as of November 30, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended
November 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exten Industries, Inc. and its subsidiaries as of November 30, 2001, and the results of their operations and their cash flows for the year ended November 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has significant net losses, negative working capital, serious liquidity concerns and is in default on certain notes payable. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company may not be able to acquire adequate funding for its continued operations. The consolidated financial statements do not include any adjustments as to the recoverability and classification of assets and liabilities that might result should the Company be unable to continue as a going concern.

The consolidated financial statements of Exten Industries, Inc. as of November 30, 2000, were audited by other auditors whose report dated February 1, 2001, and included in this Form 10-KSB, on those statements included an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern.


/s/SWENSON ADVISORS, LLP


San Diego, California
February 25, 2002


                                     - F1 -
-------------------------------------------------------------------------------

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Exten Industries, Inc.
San Diego, California

We have audited the accompanying consolidated balance sheet of Exten Industries, Inc. and Subsidiary (a development stage company) as of November 30, 2000, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of the financial statements provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exten Industries, Inc. and Subsidiary as of November 30, 2000, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America..

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



/s/Hutchinson and Bloodgood, LLP
San Diego, California
February 1, 2001


                                     - F2 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (A Development Stage Company)

                          Consolidated Balance Sheets
                          November 30, 2001 and 2000

                                                    2001             2000
                                                ------------     ------------
                      ASSETS
Current assets:
     Cash and cash equivalents                  $    367,864     $    539,103
     Accounts receivable                              40,000             -
     Current portion of notes receivable              15,000          132,500
     Other current assets                             83,528           50,000
                                                ------------     ------------
Total current assets                                 506,392          721,603
                                                ------------     ------------

Property and equipment, net                          174,659            1,222

Other assets:
     License agreement                             2,406,593             -
     Notes receivable, net                           200,000             -
     Other assets                                     88,540           93,805
                                                ------------     ------------
Total other assets                                 2,695,133           93,805
                                                ------------     ------------

Total Assets                                    $  3,376,184     $    816,630
                                                ============     ============

              See accompanying notes to the financial statements

                                     - F3 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (A Development Stage Company)

                          Consolidated Balance Sheets
                          November 30, 2001 and 2000

                                                    2001             2000
                                                ------------     ------------
 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable and accrued expenses      $    353,007     $    157,627
     Current portion of notes payable                 79,500          509,460
     Deferred income                                 417,125             -
     Other current liabilities                        11,552             -
                                                ------------     ------------
Total current liabilities                            861,184          667,087
                                                ------------     ------------

Other liabilities:
     Notes payable, net                              832,713             -
     Other liabilites                                 36,349             -
                                                ------------     ------------
Total other liabilities                              869,062             -
                                                ------------     ------------

Total liabilities                                  1,730,246          667,087

Minority interest                                    159,591          158,581

Commitments and contingent liabilities

Stockholders' equity (deficit):
     Common stock, $.01 par value: 200,000,000
          shares authorized, 97,629,444 and
          73,586,502 shares issued and
          outstanding at November 30, 2001
          and 2000, respectively                     976,294          735,865
     Additional paid-in capital                   14,269,569       11,409,980
     Stock subscriptions receivable                  (85,000)         (81,500)
     Deferred compensation costs                      (8,250)         (16,500)
     Deficit accumulated prior to the
          development stage                      (10,084,284)     (10,084,284)
     Deficit accumulated during the
          development stage                       (3,581,982)      (1,972,599)
                                                ------------     ------------
Total stockholders' equity (deficit)               1,486,347           (9,038)
                                                ------------     ------------

Total Liabilities and Stockholders'
     Equity (Deficit)                           $  3,376,184     $    816,630
                                                ============     ============

              See accompanying notes to the financial statements

                                     - F4 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (A Development Stage Company)

                     Consolidated Statements of Operations
                 For the Years Ended November 30, 2001 and 2000

                                                                        February 28, 1997
                                                                          (Inception) to
                                                                           November 30,
                                                 2001           2000           2001
                                             ------------   ------------   ------------
Revenue                                      $    113,327   $       -      $    113,327
                                             ------------   ------------   ------------
Operating expenses:
     General and administrative                 1,425,628        559,796      3,332,399
     Research and development                     297,424        184,672        654,345
     Depreciation and amortization expense         33,005            389         57,419
                                             ------------   ------------   ------------

Total operating expenses                        1,756,057        744,857      4,044,163
                                             ------------   ------------   ------------

Operating loss                                 (1,642,730)      (744,857)    (3,930,836)

Other income (expense):
     Interest expense                             (93,588)       (21,258)      (213,354)
     Discount on note receivable                  (95,000)          -           (95,000)
     Interest income                               79,262         12,327         91,589
     Discount on note payable                     (25,163)          -           (25,163)
     Minority interest in loss of subsidiary      169,686        113,110        291,398
                                             ------------   ------------   ------------

Other income                                       35,197        104,179         49,470

Net loss before extraordinary item             (1,607,533)      (640,678)    (3,881,366)
                                             ------------   ------------   ------------

Net gain on extinguishment of debt                   -              -           302,380

Net loss before income tax provision           (1,607,533)      (640,678)    (3,578,986)

Income tax provision                                1,850           -             1,850
                                             ------------   ------------   ------------

Net loss                                     $ (1,609,383)  $   (640,678)  $ (3,580,836)
                                             ============   ============   ============

Loss per share                               $     (0.02)   $     (0.01)
Average number of shares outstanding           81,208,211     61,125,011

              See accompanying notes to the financial statements

                                     - F5 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (A Development Stage Company)

                     Consolidated Statements of Operations
                 For the Years Ended November 30, 2001 and 2000

                                                 Series H
                                     Common     Convertible               Common                          Total       Stockholders'
                                     Stock       Preferred                 Stock         Deferred      Accumulated       Equity
                                     Shares       Shares       Amount    Subscribed    Compensation      Deficit        (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at February 28, 1997
  inception of development stage   29,968,382        -      $9,207,400   $     -      $         -      $(10,084,284)  $   (876,884)

Issuance of stock for cash            120,000        -           6,000         -                -              -             6,000
Issuance of stock for services      3,798,038        -          93,949         -                -              -            93,949
Issuance of stock for settlement
  of accounts payable                 750,000        -          30,000         -                -              -            30,000
Issuance of stock to officer
  unpaid at end of year             2,500,222        -         140,040     (140,040)            -              -              -
Net loss                                 -           -            -            -                -            (4,535)        (4,535)
                                   ----------   ---------   ----------   ----------   --------------   ------------   ------------

Balance at November 30, 1997       37,136,642        -       9,477,389     (140,040)            -       (10,088,819)      (751,470)
                                   ----------   ---------   ----------   ----------   --------------   ------------   ------------

Issuance of stock for cash            625,000        -          25,000         -                -              -            25,000
Issuance of stock for services     10,040,027        -         511,177         -                -              -           511,177
Issuance of stock for settlement
  of accounts payable                  48,000        -           2,880         -                -              -             2,880
Issuance of stock for settlement
  of notes payable                    500,000        -          30,000         -                -              -            30,000
Effect of issuance of stock by
  subisidiary in excess of book
  value                                  -           -          49,137         -                -              -            49,137
Services provided by officer to
  extinguish receivable from sale
  of stock                               -           -            -         140,040             -              -           140,040
Stock subscribed                         -           -          37,125       16,502             -              -            53,627
Net loss                                 -           -            -            -                -          (811,677)      (811,677)
                                   ----------   ---------   ----------   ----------   --------------   ------------   ------------

Balance at November 30, 1998       48,349,669        -      10,132,708       16,502             -       (10,900,496)      (751,286)
                                   ----------   ---------   ----------   ----------   --------------   ------------   ------------

Issuance of stock for legal
  settlement                             -         22,622      176,000         -                -              -           176,000
Issuance of stock subscribed        1,151,350        -          11,513      (11,513)            -              -              -
Effect of issuance of stock by
  subsidiary in excess of book
  value                                  -           -          91,095         -                -              -            91,095
Dividend paid to preferred
  minority shareholders                  -           -            -            -                -            (1,145)        (1,145)
Net loss                                 -           -            -            -                -          (514,564)      (514,564)
                                   ----------   ---------   ----------   ----------   --------------   ------------   ------------

Balance at November 30, 1999       49,501,019      22,622   10,411,316        4,989             -       (11,416,205)      (999,900)
                                   ----------   ---------   ----------   ----------   --------------   ------------   ------------

Issuance of stock subscribed             -           -           4,989       (4,989)            -              -              -
Exercise of stock options unpaid
  at year end                         837,500        -          81,500      (81,500)            -              -              -
Issuance of stock for cash          5,000,000        -          50,000         -                -              -            50,000
Exercise of stock options             800,000        -          48,000         -                -              -            48,000
Issuance of stock for services      1,994,079        -         269,639         -                -              -           269,639
Issuance of stock options to
  scientific advisory board              -           -          16,500         -             (16,500)          -              -
Issuance of stock warrants               -           -           2,112         -                -              -             2,112
Issuance of stock
  settlement of accounts payable
  and accrued expenses             10,361,435        -         491,214         -                -              -           491,214
Issuance of stock for settlement
  of officer advances               2,718,469        -          81,554         -                -              -            81,554
Issuance of stock for settlement
  of notes payable                    112,000        -           3,000         -                -              -             3,000
Effect of issuance of stock by
  subsidiary in excess of book
  value                                  -           -         686,021         -                -              -           686,021
Conversion of preferred shares
  to common                         2,262,000     (22,622)        -            -                -              -              -
Net loss                                 -           -            -            -                -          (640,678)      (640,678)
                                   ----------   ---------   ----------   ----------   --------------   ------------   ------------

Balance at November 30, 2000       73,586,502        -      12,145,845      (81,500)         (16,500)   (12,056,883)        (9,038)
                                   ----------   ---------   ----------   ----------   --------------   ------------   ------------

Issuance of stock for services      4,035,546        -         445,496         -               8,250           -           453,746
Issuance of stock for note payable  5,000,000        -         500,000         -                -              -           500,000
Acquisition of Multicell
      Associates                   12,083,334        -       1,450,000         -                -              -         1,450,000
Issuance of stock for cash
  and other                         2,824,062        -          94,000       11,500             -              -           105,500
Effect of issuance of stock by
  subsidiary  in excess of book
  value                                  -           -         298,572         -                -              -           298,572
Exercise of stock options             100,000        -          10,000         -                -              -            10,000
Common stock warrants issued in
  connection with borrowings             -           -         301,950         -                -              -           301,950
Note receivable from stockholder         -           -            -         (15,000)            -              -           (15,000)
Net loss                                 -           -            -            -                -        (1,609,383)    (1,609,383)
                                   ----------   ---------   ----------   ----------   --------------   ------------   ------------

Balance at November 30, 2001       97,629,444        -     $15,245,863   $  (85,000)  $       (8,250)  $(13,666,266)  $  1,486,347
                                   ==========   =========   ==========   ==========   ==============   ============   ============

                                     - F6 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (A Development Stage Company)

                     Consolidated Statements of Cash Flows
                 For the Years Ended November 30, 2001 and 2000

                                                                           February 28, 1997
                                                                             (Inception) to
                                                                              November 30,
                                                    2001           2000           2001
                                                ------------   ------------   ------------
Cash flows from operating activities:
   Net loss                                     $ (1,609,383)  $   (640,678)  $ (3,580,837)
   Adjustments to reconcile net income (loss)
      to net cash provided (used) by
      operating activities:
      Depreciation and amortization                   33,005            389         57,419
      Discount of note receivable                     95,000           -            95,000
      Discount of notes payable                       25,163           -            25,163
      Valuation allowance on note receivable         305,000           -           305,000
      Common stock issued for services               445,496        269,639      1,430,044
      Note issued for compensation                      -              -            15,133
      Minority stock issued for interest                -            12,493         12,493
      Minority interest in loss from subsidiary     (169,686)      (113,110)      (291,399)
      Vesting of deferred compensation costs           8,250           -             8,250
      Gain on extinguishments of debt                   -              -          (302,380)
   Changes in assets and liabilities:
      Accounts receivable                            (40,000)          -           (40,000)
      Other current assets                           (48,258)        31,863        (81,591)
      License agreement                           (2,433,393)          -        (2,433,393)
      Other assets                                     5,265         (5,868)       (41,340)
      Accounts payable and accrued expenses          197,472         25,998        782,939
      Deferred income                                417,125           -           417,125
      Other liabilities                               36,349           -            36,349
                                                ------------   ------------   ------------
Net cash used by operating activities             (2,732,595)      (419,274)    (3,586,025)
                                                ------------   ------------   ------------

Cash flows from investing activities:
   Advances for notes receivable                    (482,500)      (150,000)      (632,500)
   Purchase of equipment                             (95,644)          (327)       (97,804)
                                                ------------   ------------   ------------
Net cash used by investing activities:              (578,144)      (150,327)      (730,304)
                                                ------------   ------------   ------------

Cash flows from financing activities:
   Proceeds from notes payable                     1,164,000        500,000      1,904,500
   Payments of notes payable                            -            (5,000)       (55,000)
   Proceeds from sale of stock                        94,000         50,000        175,000
   Proceeds from exercised options                    10,000         48,000         58,000
   Proceeds from subscribed stock                     11,500           -            11,500
   Proceeds from sale of stock by subsidiary         410,000        500,000      1,042,395
   Purchase of Multicell Associates, Inc.          1,450,000           -         1,450,000
   Advances from officers                               -            15,476         81,554
   Dividends paid-subsidiary preferred stock            -              -            (1,145)
   Proceeds from subscriptions for purchase of
      common stock of subsidiary                        -              -            17,601
                                                ------------   ------------   ------------
Net cash provided by financing activities          3,139,500      1,108,476      4,684,405
                                                ------------   ------------   ------------

Net increase (decrease) in cash and
   cash equivalents                                 (171,239)       538,875        368,076
Cash and cash equivalents,
   beginning of year                                 539,103            228           (212)
                                                ------------   ------------   ------------
Cash and cash equivalents, end of year          $    367,864   $    539,103   $    367,864
                                                ============   ============   ============

Supplemental disclosures:
   Interest paid                                $     45,219   $     30,031   $     61,216
   Income taxes                                 $      1,600   $       -      $      1,600

Noncash transactions:
   Issuance of stock for legal settlement       $       -      $       -      $    176,000
   Issuance of common stock warrants in
      connection with borrowings                $    301,950   $       -      $    301,950
   Issuance of stock for debt                   $    500,000   $      3,000   $    673,040
   Issuance of minority stock for debt          $       -      $    444,063   $    444,063
   Settlement of officer advances for stock     $       -      $     81,554   $     81,554
   Settlement of accounts payable and
      accrued expenses for stock                $       -      $    491,214   $    524,094
   Note payable issued for accrued liabilities  $       -      $       -      $     20,000
   Note payable increased by accrued interest   $       -      $       -      $     30,518
   Stock subscribed for accrued expenses to
      be satisfied by the issuance of stock     $       -      $       -      $     18,916
   Issuance of stock warrants                   $       -      $      2,112   $      2,112
   Receipt of Lexicor stock warrants            $       -      $     17,500   $     17,500

                                     - F7 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (A Development Stage Company)


NOTE 1 - SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION - Exten Industries, Inc. is a holding company for its two subsidiaries, Xenogenics Corporation and MultiCell Associates, Inc. (together the "Company"). Xenogenics was incorporated in February 1997 to focus on the research and development of SYBIOL (r) technology. At the time of Xenogenics incorporation, the Company reentered into the development stage. In September 2001, the Company purchased MultiCell Technologies, Inc. (MultiCell), which was previously named MultiCell Associates, Inc. (See
Note 6). MultiCell is in the business of the development and future commercialization of hepatic cells, cell lines and associated products to be used in diagnostic and therapeutic applications.

BASIS OF CONSOLIDATION - The consolidated financial statements include the accounts of Exten and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS - The Company considers all unrestricted highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair market value because of the short maturity of those instruments. Notes payable approximate fair value.

CREDIT RISK - It is the Company's practice to place its cash equivalents in high quality money market securities with one major banking institution. Periodically, the Company maintains cash balances at this institution that exceed the Federal Deposit Insurance Corporation insurance limit of $100,000 per bank. The Company considers its credit risk associated with cash and cash equivalents to be minimal.

REVENUE RECOGNITION - The Company recognizes revenue at the time service is performed on commercial contracts.

ACCOUNTS RECEIVABLE - Accounts receivable consists primarily of amounts due under contractual agreements. All accounts receivable related to contractual agreements are collectible; accordingly, the Company recorded no allowance for doubtful accounts as of November 30, 2001.

PROPERTY AND EQUIPMENT - Property and equipment is valued at cost.
Improvements to leased properties are amortized over their estimated useful lives or lease period, whichever is shorter. Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed over the term of the lease.

DEPRECIATION - Depreciation for equipment and furniture is provided using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are depreciated using the straight-line method over the remaining life of the lease.


                                     - F8 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (A Development Stage Company)


NOTE 1 - SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

RESEARCH AND DEVELOPMENT COSTS - Research and development costs are expensed as incurred.

INCOME TAXES - Deferred income taxes are provided for the estimated tax effects of timing differences between income for tax and financial reporting. A valuation allowance is provided against deferred tax assets, where realization is uncertain. The income tax provision is the tax payable for the period plus or minus the change during the period in deferred tax assets and liabilities.

LOSS PER SHARE - The Company computed primary and diluted loss per share amounts for November 30, 2001 and 2000 pursuant to the Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share". The Company has incurred losses applicable to common stock during the years ended 2001 and 2000. The assumed effects of the exercise of outstanding stock options, warrants, and conversion of notes were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying consolidated statements of operations.

USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RISKS AND UNCERTAINTIES - The Company is dependent on continued financing from investors and obtaining new research grants to sustain the development and other activities necessary to commercialize new products. Management is seeking additional financing in order to fund its future activities. There is no assurance, however, that such financing will be available, if and when needed, or if available, such financing will be completed on commercially favorable terms, nor that such development and other activities in connection with its planned products will be successful.

ENVIRONMENTAL REMEDIATION - Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the Company's commitment to a formal plan of action.

RECENT AUTHORITATIVE PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141 "Business Combinations". This statement requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. The Company has applied this statement in connection with its acquisition of MultiCell (See
Note 6).

In June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". This statement addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company will adopt SFAS No. 142, in the fiscal year ending November 30, 2002. Management is assessing the impact of this statement.


                                     - F9 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (A Development Stage Company)


NOTE 1 - SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The Company plans to adopt SFAS No. 144, in the fiscal year ending November 30, 2002. Management is assessing the impact of this statement.

RECLASSIFICATIONS - Certain prior year balances have been reclassified to conform to the current year presentation.


NOTE 2 - GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has operating and liquidity concerns, has incurred an accumulated deficit of $13,666,266 through the year ended November 30, 2001, current liabilities exceeded current assets by $354,792 and as of that date is in default on certain notes payable (See Note 9). These factors, among others, create an uncertainty about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to successfully acquire the necessary capital to continue their on-going research efforts and bring it to the commercial market. Management's plans to acquire future funding include sales of its proprietary media, immortalized cells, and primary cells to the pharmaceutical industry. Additionally, the Company continues to pursue research projects, government grants and capital investment.


NOTE 3 - NOTES RECEIVABLE

As of November 30, 2000, in connection with a letter of intent to purchase the outstanding common stock of Lexicor Medical Technology (Lexicor), the Company advanced a total of $600,000 for a note receivable to Lexicor and received 83,333 common stock warrants. The Company allocated $17,500 to the warrants resulting in a discount on the note. The warrants entitle the Company to purchase up to 83,333 shares of Lexicor's common stock. The note has a stated interest rate of 10% per annum. Principle and interest was due and payable on May 31, 2001; however, according to its terms the note was automatically extended with principle and interest due January 2, 2005. As of November 30, 2001, the Company discounted this long-term note receivable and provided a valuation allowance to reduce the note for a total of $400,000.
In the event of default, Lexicor must issue common shares to the Company equal to 51 percent of the issued and outstanding shares of Lexicor. Unpaid principal and accrued interest on this note receivable may be converted at any time until maturity into Lexicor common stock at a share price of $6.00.

On April 17, 2001, in connection with a letter of intent to purchase the outstanding common stock of Armstrong Industries, Inc., the Company advanced $15,000 for a note receivable. The note has a stated interest rate of 12% per annum beginning June 1, 2001. Principle and interest are due and payable on May 1, 2002.


                                    - F10 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (A Development Stage Company)


Notes receivable for November 30, 2001 and 2000 are as follows:

                                                 2001           2000
                                             ------------   ------------
     Notes receivable                        $    615,000   $    132,500
     Less: discounts to net present value         (95,000)          -
     Less: valuation allowance                   (305,000)          -
                                             ------------   ------------
     Net notes receivable                         215,000        132,500
     Less: current portion                        (15,000)      (132,500)
                                             ------------   ------------
                                             $    200,000   $       -
                                             ============   ============


NOTE 4- PROPERTY AND EQUIPMENT

Property and equipment is valued at cost, less accumulated depreciation is as follows:

                                                 2001           2000
                                             ------------   ------------
     Lab equipment                           $    189,118   $       -
     Furniture and fixtures                        29,330           -
     Equipment                                      4,459          2,161
     Leasehold improvements                        40,995           -
                                             ------------   ------------
                                                  263,902          2,161
     Less: Accumulated depreciation                89,243            939
                                             ------------   ------------
     Property and equipment, net             $    174,659   $      1,222
                                             ============   ============

Depreciation expense totaled $6,205 in 2001 and $389 in 2000.


NOTE 5 - REAL ESTATE HELD FOR SALE

The Company owns a parcel of undeveloped land near the Grand Canyon. The land was originally purchased in February 1992 for $1,654,000. During the fiscal year ended November 30, 1995, the Company tested the land for impairment and expensed all but the remaining fair market value of $47,200. The Company is currently in arrears on property taxes and interest in the amount of $47,200. A tax sale for property taxes is pending and as management has been unable to obtain an appraisal of the fair market value of the land, no decision has been made as to whether to pay the taxes in arrears. Real estate held for sale is included in other assets and unpaid property taxes are included in accrued expenses.


NOTE 6 - ACQUISITION OF MULTICELL ASSOCIATES, INC.

On September 13, 2001, Exten Industries acquired all the capital stock of MultiCell Associates, Inc., which was later renamed MultiCell Technologies, Inc., in September 2001, for $2,200,000, of which $750,000 was paid in cash and the remaining $1,450,000 was paid by the issuance of 12,083,334 shares of Exten Industries common stock. MultiCell is in the business of the development and future commercialization of hepatic cells, cell lines and associated products to be used in diagnostic and therapeutic applications. The Company accounted for the acquisition in accordance with SFAS No. 141 "Business Combinations".


                                    - F11 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (A Development Stage Company)


NOTE 6 - ACQUISITION OF MULTICELL ASSOCIATES, INC., CONTINUED

The following table summarizes the estimated fair values of the assets and liabilities assumed at September 13, 2001:

                     Current assets             $   168,436
                     Property and equipment         176,186
                     License agreement            2,433,393
                     Other assets                     5,940
                                                -----------
                     Total assets acquired        2,783,955
                                                -----------
                     Current liabilities           (446,629)
                     Long-term debt                (125,000)
                     Other liabilities              (12,326)
                                                -----------
                     Total liabilities assumed     (583,955)
                                                -----------
                     Net assets acquired        $ 2,200,000
                                                ===========

The Company has an exclusive license agreement with Rhode Island Hospital for use of patents owned by the hospital related to liver cell lines and liver assist devices. The Company pays an annual fee of $10,000. The license agreement also requires royalty payments upon completion of certain milestones. The Company has not met these milestones during the fiscal year ended
November 30, 2001. The license agreement is being amortized over an estimated useful life of approximately 18 years. Amortization expense for the fiscal year ended November 30, 2001 was $26,800.

The License Agreement acquired during the purchase includes the ownership of six patents of which the primary patent for immortalized hepatocytes is being utilized. The License Agreement is being amortized over the estimated useful life of this patent of approximately 18 years.

Unaudited condensed pro forma consolidated statements of operations of the Company for the years ended November 30, 2001 and 2000, assuming the acquisition of MultiCell Associates, Inc. occurred as of December 1, 1999 and December 1, 2000 and for the years then ended are as follows:

                                                 2001           2000
                                             ------------   ------------
           Revenue                           $    340,421   $    946,919
                                             ------------   ------------

           Research and development               633,306      1,278,139
           General and administrative           1,650,978        381,721
           Depreciation and amortization          160,416        178,346
                                             ------------   ------------
           Total expenses                       2,444,700      1,838,206
                                             ------------   ------------

           Operating loss                      (2,104,279)      (891,287)

           Other income                            80,782         94,896
                                             ------------   ------------

           Loss before income tax provision    (2,023,497)      (796,391)

           Income tax provision                     1,850            250
                                             ------------   ------------

           Net loss                          $ (2,025,347)  $   (796,641)
                                             ============   ============

           Loss per share                    $      (.03)   $      (.01)
                                             ============   ============


                                    - F12 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (A Development Stage Company)


NOTE 7 - INCOME TAXES

The Company provides for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for consolidated financial statement and income tax purposes. There is a deferred tax asset of approximately $2,877,000 relating primarily to the net operating loss carryforwards generated by the operations of the Company. For financial statement purposes, the deferred tax asset has been fully offset by a valuation allowance since it is uncertain whether any future benefit will be realized. The valuation allowance has increased by approximately $639,000 for the year ended November 30, 2001. Current income tax expense is $1,850.

A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

                                                   2001           2000
                                               ------------   ------------
     Income tax benefit                        $   (546,561)  $   (256,288)
     State income benefit, net of federal tax       (93,879)       (43,946)
     Valuation allowance                            638,550        301,339
     Other, net                                       3,740            495
                                               ------------   ------------
     Income tax expense                        $      1,850   $      1,600
                                               ============   ============

The Company has net operating loss carryforwards as follows:

                                           Balance of           Year of
     Year Loss Generated               Loss Carryforwards      Expiration
                                       ------------------   -----------------
     Prior                                $  5,264,158      2008 through 2019
     November 30, 2000                       1,025,963            2020
     November 30, 2001                       1,604,660            2021
                                          ------------
                                          $  7,894,781
                                          ============


NOTE 8 - COMMITMENTS

LEASES - The Company has entered into leases for the Rhode Island office and laboratory facilities. The leases ended at December 31, 2001, and are currently on a month-to-month basis. Rent expense for these facilities is $3,552 per month. The Company has entered into leases for the California office space and laboratory and office equipment. Most leases contain renewal options at varying terms. Generally, the Company is responsible for property taxes and insurance on its leased property. The future minimum lease payments for all leases are as follows:

          Year ending November 30,
                   2002                        $     45,808
                   2003                              41,333
                   2004                              37,540
                   2005                               3,066
                   2006                               1,749
                                               ------------
                                               $    129,496
                                               ============

Rent expense was $11,218 and $4,500 for the fiscal years ended
November 30, 2001 and 2000, respectively.


                                    - F13 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (A Development Stage Company)


NOTE 9 - NOTES PAYABLE

During April 1998, Xenogenics entered into a promissory note for $10,000 with
an unrelated party.   Interest is accruing at 10% per annum.  The principle and
unpaid accrued interest were due and payable on April 17, 2001. The note is convertible into common stock of Xenogenics at $1.875 per share. The Company is currently in default and is continuing to accrue interest on this note.

During November 1998, Xenogenics entered into a promissory note for $15,000
with a stockholder.   Interest is accruing at 8% per annum.  The principle and
unpaid accrued interest were due and payable on November 10, 2000. The note is convertible into common stock of Xenogenics at $1.875 per share. The Company is currently in default and is continuing to accrue interest on this note.

During February 1999, the Company was granted a promissory note for $125,000 from the Rhode Island Center for Cellular Medicine, Inc. The note is payable on or before February 9, 2004. Interest is accruing at a rate of 5.25% per annum and is payable upon maturity. Accrued interest is included with other liabilities in the balance sheet.

On November 17, 2000, the Company entered into a promissory note for $500,000 from an investor. The note was payable on May 31, 2001, with accrued interest of 10% per annum. The Company converted the principle balance of $500,000 into 5,000,000 shares of common stock.

On October 16, 2001, the Company entered into a promissory note for $50,000 with an unrelated party. Interest is accruing at 12% per annum. The principle and any unpaid accrued interest are due and payable on October 15, 2002. Additionally, the Company issued 715,000 common stock warrants convertible at $.10 per share. The lender may convert the outstanding principle balance and any accrued unpaid interest at $.07 per share however; the lender must convert no less than $12,500 at any one time. The warrants have been valued at $.03 and the face value of the note has been discounted by $19,662.

During September and October 2001, the Company entered into various promissory notes with related parties for a total of $935,000. Interest accrues at 10% per annum. The principle and unpaid accrued interest are due and payable on August 31, 2004. The lenders may convert the principle balance and any unpaid interest due into the Company's common stock. The conversion price varies from $.10 to $.20 at maturity. Additionally, the Company issued 9,350,000 common stock warrants convertible at $.10 per share. These warrants have been valued at $.03 and the face value of the notes have been discounted by $257,125.

During September and October 2001, the Company entered into various promissory notes with related parties for a total of $104,000. Interest accrues at 10% per annum. The principle and unpaid accrued interest are due and payable on December 31, 2001. These notes have been extended to June 30, 2002.
During October 2001, the Company converted $50,000 to a long-term note due August 31, 2004.

The Company's total interest expense was $93,588 in 2001 and $21,258 in 2000.

                                                   2001           2000
                                               ------------   ------------
          Notes payable                        $  1,189,000   $    509,460
          Less: Discount on warrants issued        (276,787)          -
          Less: long-term portion                  (832,713)          -
                                               ------------   ------------
          Current portion of notes payable     $     79,500   $    509,460
                                               ============   ============


                                    - F14 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (A Development Stage Company)


NOTE 10 - RESEARCH CONTRACTS

On November 1, 2001, the Company entered into a research contract with Pfizer Inc. to test their library of hepatocyte cell lines, in the amount of $724,500, which is received throughout the contract period, ending October 31, 2002. According to the provisions of the contract, the Company received $477,500 and recognized revenue of $60,375 during the fiscal year ended November 30, 2001.

Beginning in November 2001, the Company shipped hepatocytes and culture media to Pfizer Inc. as contracted in various service agreements. The total contracted amount was $77,500, with final payment received in December 2001.


NOTE 11 - STOCK COMPENSATION PLANS

Effective February 15, 2000, the Company adopted a 2000 Stock Incentive Plan and a 2000 Employee Benefit Plan which authorizes the granting of stock and options to employees, outside directors, consultants, and vendors. Under the Plans, awards are made in the form of restricted shares or options, which may constitute incentive stock options or nonstatutory stock options. Only employees of the Company are eligible for the grant of incentive stock options.

The total number of options and restricted shares that can be awarded under the 2000 Stock Incentive Plan is 5,000,000. As of the first day of each calendar year commencing January 1, 2001, this total will automatically increase by 2% of the total number of common shares then outstanding or 500,000, whichever is less. At fiscal year ended November 30, 2001, the Company had 4,400,000 options for common stock issued and outstanding.
The option price, number of shares, grant date, and vesting period are determined at the discretion of the Company's Board of Directors. The exercise price of each ISO granted under the plan must equal 100% of the market price of the Company's stock on the date of grant. The exercise price of each NSO grant under the plan cannot be less than 85% of the market price of the Company's stock on the date of grant. An option's maximum term is 10 years.

Under the 2000 Employee Benefit Plan, one or more Performance Awards may be granted to any eligible person providing services to or for the Company.
The value of such awards may be linked to the market value, book value or other measure of the value of the common stock or other specific performance criteria determined appropriate by the Board of Directors or the Compensation Committee (Committee). The Board or Committee may approve stock payments to eligible persons who elect to receive such payments in the manner determined by the Board or the Committee. The total number of shares that can be awarded under the 2000 Employee Benefit Plans is 35,000,000. Federal, state or local taxes that are subject to the withholding tax at the source will be withheld by the Company as required by applicable law. The Company is entitled to the required deduction from other compensation for these taxes or in the alternative may require the participant to advance such sums or if the participant elects the Company may withhold, or require the return of, shares having the fair market value equal to the sums required to be withheld. This election is subject to the Board's approval.

Prior to 2000, the Company had a stock option plan authorizing the granting of stock options to various individuals, officers and directors of the Company in return for various services rendered to the Company. Stock options issued under the plan have terms of up to 10 years. The exercise price of the options is $.10 per share.

Pro forma information regarding net loss is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model. The weighted-average assumptions used for options were: risk free interest rate of 2.9% and 6.5%, dividend yield of 0% and 0%, volatility factors of 1.67 and
2.11 and expected lives of 2.58 and 4 years for the fiscal years ended
November 30, 2001 and 2000, respectively.


                                    - F15 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (A Development Stage Company)


NOTE 11 - STOCK COMPENSATION PLANS, CONTINUED

Pro forma information regarding net loss is required by SFAS 123, and has been determined as if the Company had accounted for its common stock warrants under the fair value method of that statement. The fair value of each warrant is estimated on the grant date using the Black-Scholes option-pricing model.
The weighted-average assumptions used for warrants were: risk free interest rate of 2.9%, dividend yield of 0%, volatility factor of 1.67 and expected lives of 2.63 for the fiscal year ended November 30, 2001.

                                                       2001          2000
                                                    -----------   -----------
  Net loss as reported                              $(1,609,383)  $  (640,678)
  Pro forma net loss under SFAS No. 123             $(2,058,333)  $  (693,572)
  Basic loss per share as reported                  $     (.02)   $     (.01)
  Pro forma net loss per share under SFAS No. 123   $     (.02)   $     (.01)


                                           2001                    2000
                                  ---------------------   ---------------------
                                               Weighted                Weighted
                                               average                 average
                                               exercise                exercise
                                    Shares      price       Shares      price
                                  ----------   --------   ----------   --------
Options outstanding at
   beginning of year               2,665,000    $ 0.17     2,277,500    $ 0.14
Granted                            2,205,000    $ 0.12     2,025,000    $ 0.21
Forfeited                           (370,000)   $ 0.17          -       $  -
Exercised                           (100,000)   $ 0.10    (1,637,500)   $ 0.08
                                  ----------   --------   ----------   --------
Options outstanding at
   end of year                     4,400,000    $ 0.15     2,665,000    $ 0.17

Options exercisable at
   end of year                     1,011,666                 600,000


                                    - F16 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (A Development Stage Company)


NOTE 11 - STOCK COMPENSATION PLANS, CONTINUED

The following table summarizes information about stock options outstanding at November 30, 2001 and 2000, all of which are at fixed prices:

                                Weighted
                  Number        Average        Weighted       Number
  Range of     Outstanding     Remaining       Average      Exercisable
  Exercise          at        Contractual      Exercise          at
   Prices       11/30/2001        Life          Price        11/30/2001
------------   ------------   ------------   ------------   ------------
$.10 -  $.50      2,195,000         2.32         $0.24         1,011,666
$.115 - $.12      2,205,000         3.46         $0.12              -
------------   ------------   ------------   ------------   ------------
                  4,400,000                                    1,011,666
============   ============   ============   ============   ============


                                Weighted
                  Number        Average        Weighted       Number
  Range of     Outstanding     Remaining       Average      Exercisable
  Exercise          at        Contractual      Exercise          at
   Prices       11/30/2000        Life          Price        11/30/2000
------------   ------------   ------------   ------------   ------------
$.10 -  $.50        640,000         1.80         $0.29           600,000
    $.21          2,025,000         3.60         $0.21              -
------------   ------------   ------------   ------------   ------------
                  2,665,000                                      600,000
============   ============   ============   ============   ============


NOTE 12 - XENOGENICS SUBSIDIARY AND MINORITY INTEREST

During 2001, Xenogenics issued 226,000 additional shares of common stock in exchange for $410,000 in cash. The proceeds exceed the Company's proportionate interest in Xenogenics by $298,572, which the Company recorded as an increase in additional paid-in capital, and the balance of $111,428 was recorded as an increase in minority interest. As of the fiscal year ended November 30, 2001, Exten owned 56.41% of Xenogenics.

During 2000, Xenogenics issued 913,000 additional shares of common stock in exchange for $956,560 of cash, repayment of notes, and conversion of preferred shares. The proceeds exceed Exten's proportionate interest in Xenogenics by $686,021, which the Company recorded as an increase in additional paid-in capital, and the balance of $270,539 was recorded as an increase in minority interest. Including the preferred shares, Exten owned 61.65% of Xenogenics at November 30, 2000. During 2000, all 16,667 preferred shares including accumulated dividends of $6,448 were renegotiated and converted into 106,448 shares of common stock.


                                    - F17 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (A Development Stage Company)


NOTE 12 - XENOGENICS SUBSIDIARY AND MINORITY INTEREST, CONTINUED

During 1997 and 1999, the Company's subsidiary, Xenogenics, granted options to acquire 494,063 shares of its common stock at $1.00 per share to various individuals, officers and directors of Xenogenics in connection with the issuance of notes and in return for services rendered. A summary of the status of the Company's stock option plan as of November 30, 2001 and 2000, and the changes during the years ended November 30, 2001 and 2000 as presented below:

The following summarizes information about stock options outstanding at November 30, 2001 and 2000, all of which are at fixed prices:

                                           2001                    2000
                                  ---------------------   ---------------------
                                               Weighted                Weighted
                                               average                 average
                                               exercise                exercise
                                    Shares      price       Shares      price
                                  ----------   --------   ----------   --------
Options outstanding at
   beginning of year                 211,556    $ 1.00       494,063    $ 1.00
Granted                                 -                     12,493    $ 1.00
Forfeited                               -                    (50,000)   $ 1.00
Exercised                               -                   (245,000)   $ 1.00
                                  ----------              ----------
Options outstanding at
   end of year                       211,556                 211,556

Options exercisable at
   end of year                       211,556                 211,556

The following table summarizes information about stock options outstanding at November 30, 2001 and 2000, all of which are at fixed prices:

                                Weighted
                  Number        Average        Weighted       Number
  Range of     Outstanding     Remaining       Average      Exercisable
  Exercise          at        Contractual      Exercise          at
   Prices       11/30/2001        Life          Price        11/30/2001
------------   ------------   ------------   ------------   ------------
   $1.00            211,556         3.46         $1.00           211,556
------------   ------------   ------------   ------------   ------------
                    211,556                                      211,556
============   ============   ============   ============   ============


                                Weighted
                  Number        Average        Weighted       Number
  Range of     Outstanding     Remaining       Average      Exercisable
  Exercise          at        Contractual      Exercise          at
   Prices       11/30/2000        Life          Price        11/30/2000
------------   ------------   ------------   ------------   ------------
   $1.00            211,556        0.5          $1.00           211,556
------------   ------------   ------------   ------------   ------------
                    211,556                                      211,556
============   ============   ============   ============   ============


                                    - F18 -
-------------------------------------------------------------------------------

                     Exten Industries, Inc. and Subsidiary
                         (A Development Stage Company)


NOTE 13 - CONTINGENCIES AND SUBSEQUENT EVENT

Jack Schaps, trustee of A. Jack Schaps Estate Trust, filed suit against the Company and its legal counsel on February 13, 2001, in the Superior Court of California. Schaps, a stockholder of Exten, alleged that the defendant negligently lost, and failed to replace in a timely manner, his stock certificate for 625,000 shares of common stock that he had forwarded to the Company to be delivered to the Company's former transfer agent. On February 25, 2002, the Company settled the lawsuit with Schaps. This settlement has no material impact on the financial position of the Company.


                                    - F19 -
-------------------------------------------------------------------------------