Form 10KSB/A
period 2001-11-30
EXTEN INDUSTRIES INC
filed 2002-03-22
CIK 811779

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A

(X) Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2001.


                         Commission File Number 0-16354

                             EXTEN INDUSTRIES, INC.
                 (Name of small business issuer in its charter)

                  DELAWARE                                52-1412493
        ------------------------------                ------------------
       (State or other jurisdiction of                  (IRS Employer
        incorporation or organization)                Identification No.)

                          425 W. 5th Avenue, Suite 201
                           Escondido, California 92025
                                 (760) 781-3916
                   ------------------------------------------
          (Address and telephone number of principal executive offices)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                                 Name of each exchange on
             Title of each class                     which registered
    Common Stock, $0.01 par value per share         OTC Bulletin Board
    ---------------------------------------         ------------------


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No ___

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

         State issuer's revenues for its most recent fiscal year: $ 0 .
                                                                  -----

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


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

Transitional Small Business Disclosure Format (check one):  Yes ____  No __X_



                             EXTEN INDUSTRIES, INC.
                                   FORM 10-KSB

                                      INDEX
 PART I                                                                               PAGE
 ------                                                                               ----
Item 1.  DESCRIPTION OF BUSINESS                                                        1
Item 2.  DESCRIPTION OF PROPERTY                                                        4
Item 3.  LEGAL PROCEEDINGS                                                              4
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            4

 PART II
 -------
Item 5.  MARKET FOR COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS                                              5
Item 6.  PLAN OF OPERATIONS                                                             5
Item 7.  FINANCIAL STATEMENTS                                                           8
Item 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                                     8

 PART III
 --------
Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(9) OF THE EXCHANGE ACT                            8
Item 10. EXECUTIVE COMPENSATION                                                        10
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                10
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                11
Item 13. EXHIBITS AND REPORTS ON FORM 8-K                                              12

SIGNATURES                                                                             12

 PART IV
 -------
CONSOLIDATED FINANCIAL STATEMENTS                                                F1 - F22


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

         MultiCell has an exclusive, long-term license agreement with Rhode Island Hospital for use of the following patents owned by the Hospital related to liver cell lines and LADs:

         US Patent #6,017,760, Isolation and Culture of Porcine Hepatocytes, expires October 9, 2015;
         US Patent  #6,107,043,  Immortalized  Hepatocytes,  expires February 8,
         2019;
         US Patent #5,043,260, Perfusion Device for Hepatocytes, expires August 27, 2008; and
         US Patent #4,795,459, Implantable Prosthetic Device (Endothelial) expires January 3, 2006.

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


                         Item 2. DESCRIPTION OF PROPERTY

Exten

San Diego.  Exten leases  approximately  1,000 square feet of space at a rent of
 ---------
$2,700 per month in an office building located at 425 W. Fifth Ave., Suite 201, Escondido, CA 92025. Rent expense was $4,500 in fiscal 2000 and $32,400 in fiscal 2001. We believe the facilities are adequate for the near future.

Arizona. As of November 30, 2001, our Company owned 202 undeveloped lots in the
 -------
Grand Canyon Development in Valle, Arizona, approximately 70 miles south of the Grand Canyon which were acquired by prior management as a tangible asset. Our Company currently has no policy of acquisition of land for capital gain or income. We are currently in arrears on back taxes and interest. Tax sale for back taxes is pending and as management has been unable to obtain a current appraisal of the fair market value of the land, they have not yet decided whether to pay the back taxes.


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

         In March 2002, the Company was served with a lawsuit filed by George Colin alleging that the Company had defaulted in its interest payments to Mr. Colin due pursuant to a $50,000 convertible loan entered into in October 2001. The lawsuit was filed in the Superior Court of California, in the County of Orange. The lawsuit alleges that the Company's defaults result in the loan's conversion rate being reduced to from $0.07 to $0.01 per share. The lawsuit seeks specific performance of Mr. Colin's election to convert the loan and unspecified damages. The Company is currently investigating the allegations and believes that it has a meritorious defense to the claims. The Company intends to vigorously defend the lawsuit.


           Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

        Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         From June 14, 1994 to the present, our Company's Common Stock has traded on the OTC Bulletin Board. The table below gives the range of high and low bid prices for Exten Common Stock for the fiscal years ended November 30, 2001 and November 30, 2000.

                       Fiscal Year Ended November 30, 2001

                                              High           Low
                                              ----          ----
               First quarter                  $.18          $.09
               Second quarter                 $.16          $.08
               Third quarter                  $.17          $.07
               Fourth quarter                 $.23          $.08

                       Fiscal Year Ended November 30, 2000

               First quarter                 $1.26          $.03
               Second quarter                 $.94          $.19
               Third quarter                  $.34          $.14
               Fourth quarter                 $.24          $.12

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

 Recent Sales of Unregistered Securities
 ---------------------------------------

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



                                                                                Long Term Compensation
                                                                          ---------------------------------
                                                                                        Awards
                                              Annual Compensation         ---------------------------------
                                     ------------------------------------   Restricted
                                                          Other annual        stock           Securities
Name and principal                   Salary      Bonus    compensation       award(s)          Options/
position                  Year       ($)         ($)         ($)(1)            ($)             SARs (#)
------------------------- ---------- ----------- ------- ---------------- ------------ --------------------
W. Gerald Newmin,         2001          -0-       -0-        $67,841          -0-              500,000
Chairman of the Board,
Chief Executive           2000          -0-       -0-        $48,424          -0-              825,000
Officer, Secretary and
Director                  1999          -0-       -0-        $94,285          -0-                -0-

------------------------- ---------- ----------- ------- ---------------- ------------ --------------------

Gregory F. Szabo          2001       $145,000     -0-        $30,000          -0-              400,000
President, Treasurer,
Director                  2000        $60,000     -0-        $15,000          -0-              250,000


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

                                                                    Percentage
                                             Number of Shares        of Class
Name and Address of                            Beneficially        Beneficially
Beneficial Owner (1)                             Owned (2)            Owned
--------------------                         ----------------      ------------
W. Gerald Newmin(3)                              21,423,251            20.1%

Jerry G. Simek                                    2,163,015             2.2%

Gregory F. Szabo                                  1,485,942             1.5%

Ed Sigmond(4)                                       307,499               *

Kestrel Equity Partners Ltd.(5)                   8,000,000             8.2%

Clifton L. Cooke, Jr. (6)                         8,000,000             8.1%

The Estate of Hugo O. Jauregui (7)                8,725,000             9.0%

All executive officers and directors
  as a group                                     25,379,707            23.7%
(four persons)

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

                 Item 13. EXHIBITS LIST AND REPORTS ON FORM 8-K


(a)      Exhibits
         --------

         Exhibit No.       Description

         23.1              Consent of Independent Accountants
         23.2              Consent of Independent Accountants

(b)      Reports on Form 8-K
         -------------------

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

                             By /s/ W. Gerald Newmin
                                --------------------
                                    W. Gerald Newmin
                                    Chairman & CEO

                             Dated  2/27/02


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 Signature                          Title                            Date
 ---------                          -----                            ----
/s/ W. Gerald Newmin       Chairman ,CEO and Secretary              2/27/02
    ----------------
    W. Gerald Newmin

/s/ Jerry G. Simek         Director                                 2/27/02
    --------------
    Jerry G. Simek

/s/ Gregory F. Szabo       President,  COO and Treasurer            2/27/02
    ----------------
    Gregory F. Szabo

/s/ Ed Sigmond             Director                                 2/27/02
    ----------
    Ed Sigmond

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


/s/SWENSON ADVISORS, LLP


San Diego, California
February 25, 2002, except for Note 14 which is as of March 20, 2002



                                      -F1-

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





                                      -F2-

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


              See accompanying notes to the financial statements


                                     - F5 -

                     Exten Industries, Inc. and Subsidiary
                         (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
             From February 28, 1997 (Inception) to November 30, 2001

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



                                      -F6-

                      Exten Industries, Inc. and Subsidiary
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
             From February 28, 1997 (Inception) to November 30, 2001
                                  (continued)


                                                 Series H
                                     Common     Convertible               Common                          Total        Stockholders'
                                     Stock       Preferred                 Stock         Deferred      Accumulated        Equity
                                     Shares       Shares       Amount    Subscribed    Compensation      Deficit         (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
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



                                      -F7-

                      Exten Industries, Inc. and Subsidiary
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)
             From February 28, 1997 (Inception) to November 30, 2001
                                  (continued)

                                                 Series H
                                     Common     Convertible               Common                          Total        Stockholders'
                                     Stock       Preferred                 Stock         Deferred      Accumulated        Equity
                                     Shares       Shares       Amount    Subscribed    Compensation      Deficit         (Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of stock warrants               -           -           2,112         -                -              -             2,112
Issuance of stock
  settlement of accounts payable
  and accrued expenses             10,361,435        -         491,214         -                -              -           491,214
Issuance of stock for settlement
  of officer advances               2,718,469        -          81,554         -                -              -            81,554
Issuance of stock for settlement
  of notes payable                    112,000        -           3,000         -                -              -             3,000
Effect of issuance of stock by
  subsidiary in excess of book
  value                                  -           -         686,021         -                -              -           686,021
Conversion of preferred shares
  to common                         2,262,000     (22,622)        -            -                -              -              -
Net loss                                 -           -            -            -                -          (640,678)      (640,678)
                                   ----------   ---------   ----------   ----------   --------------   ------------   ------------

Balance at November 30, 2000       73,586,502        -      12,145,845      (81,500)         (16,500)   (12,056,883)        (9,038)
                                   ----------   ---------   ----------   ----------   --------------   ------------   ------------

Issuance of stock for services      4,035,546        -         445,496         -               8,250           -           453,746
Issuance of stock for note payable  5,000,000        -         500,000         -                -              -           500,000
Acquisition of Multicell
      Associates                   12,083,334        -       1,450,000         -                -              -         1,450,000
Issuance of stock for cash
  and other                         2,824,062        -          94,000       11,500             -              -           105,500
Effect of issuance of stock by
  subsidiary  in excess of book
  value                                  -           -         298,572         -                -              -           298,572
Exercise of stock options             100,000        -          10,000         -                -              -            10,000
Common stock warrants issued in
  connection with borrowings             -           -         301,950         -                -              -           301,950
Note receivable from stockholder         -           -            -         (15,000)            -              -           (15,000)
Net loss                                 -           -            -            -                -        (1,609,383)    (1,609,383)
                                   ----------   ---------   ----------   ----------   --------------   ------------   ------------

Balance at November 30, 2001       97,629,444        -     $15,245,863   $  (85,000)  $       (8,250)  $(13,666,266)    $1,486,347
                                   ==========   =========   ==========   ==========   ==============   ============   ============



                                     - F8 -

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

                                      -F9-

                     Exten Industries, Inc. and Subsidiary
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
                 For the Years Ended November 30, 2001 and 2000
                                  (continued)

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

                                     - F10 -

                     Exten Industries, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the Years Ended November 30, 2001 and 2000



Note 1 - Summary of Organization and Significant Accounting Policies

         Organization - Exten Industries,  Inc. is a holding company for its two
         ------------
         subsidiaries, Xenogenics Corporation and MultiCell Associates, Inc. (together the "Company"). Xenogenics was incorporated in February 1997 to focus on the research and development of SYBIOL(R)technology. At the time of Xenogenics incorporation, the Company reentered into the development stage. In September 2001, the Company purchased MultiCell Technologies, Inc. (MultiCell), which was previously named MultiCell Associates, Inc. (See Note 6). MultiCell is in the business of the development and future commercialization of hepatic cells, cell lines and associated products to be used in diagnostic and therapeutic applications.

         Basis of Consolidation - The consolidated  financial statements include
         ----------------------
         the accounts of Exten and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         Cash and Cash  Equivalents  - The Company  considers  all  unrestricted
         --------------------------
         highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value.

         Fair Value of Financial  Instruments - The carrying amounts of cash and
         ------------------------------------
         cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair market value because of the short maturity of those instruments. Notes payable approximate fair value.

         Credit  Risk  -  It  is  the  Company's  practice  to  place  its  cash
         ------------
         equivalents in high quality money market securities with one major banking institution. Periodically, the Company maintains cash balances at this institution that exceed the Federal Deposit Insurance Corporation insurance limit of $100,000 per bank. The Company considers its credit risk associated with cash and cash equivalents to be minimal.

         Revenue Recognition -The Company recognizes revenue at the time service
         -------------------
         is performed on commercial contracts.

         Accounts Receivable - Accounts receivable consists primarily of amounts
         -------------------
         due under contractual agreements. All accounts receivable related to contractual agreements are collectible; accordingly, the Company recorded no allowance for doubtful accounts as of November 30, 2001.

         Property  and  Equipment - Property  and  equipment  is valued at cost.
         -----------------------
         Improvements to leased properties are amortized over their estimated useful lives or lease period, whichever is shorter. Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed over the term of the lease.

         Depreciation  -  Depreciation  for  equipment and furniture is provided
         ------------
         using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are depreciated using the straight-line method over the remaining life of the lease.

                                     -F11-

                     Exten Industries, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the Years Ended November 30, 2001 and 2000


Note 1 - Summary of Organization and Significant Accounting Policies, continued

         Research and  Development  costs - Research and  development  costs are
         --------------------------------
         expensed as incurred.

         Income Taxes - Deferred income taxes are provided for the estimated tax
         ------------
         effects of timing differences between income for tax and financial reporting. A valuation allowance is provided against deferred tax assets, where realization is uncertain. The income tax provision is the tax payable for the period plus or minus the change during the period in deferred tax assets and liabilities.

         Loss Per Share - The Company  computed  primary  and  diluted  loss per
         --------------
         share amounts for November 30, 2001 and 2000 pursuant to the Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share". The Company has incurred losses applicable to common stock during the years ended 2001 and 2000. The assumed effects of the exercise of outstanding stock options, warrants, and conversion of notes were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying consolidated statements of operations.

         Use of Estimates - The preparation of consolidated financial statements
         ----------------
         in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Risks  and  Uncertainties  - The  Company  is  dependent  on  continued
         -------------------------
         financing from investors and obtaining new research grants to sustain the development and other activities necessary to commercialize new products. Management is seeking additional financing in order to fund its future activities. There is no assurance, however, that such financing will be available, if and when needed, or if available, such financing will be completed on commercially favorable terms, nor that such development and other activities in connection with its planned products will be successful.

         Environmental  Remediation - Environmental  expenditures that relate to
         --------------------------
         current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the Company's commitment to a formal plan of action.

         Recent  Authoritative  Pronouncements  - In June  2001,  the  Financial
         -------------------------------------
         Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141 "Business Combinations". This statement requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill. The Company has applied this statement in connection with its acquisition of MultiCell (See Note 6).

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

                                     -F12-

                     Exten Industries, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the Years Ended November 30, 2001 and 2000


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

         Reclassifications  - Certain prior year balances have been reclassified
         -----------------
         to conform to the current year presentation.


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

                                     -F13-

                     Exten Industries, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the Years Ended November 30, 2001 and 2000


         Notes receivable for November 30, 2001 and 2000 are as follows:

                                                 2001           2000
                                              ---------       ---------
   Notes receivable                           $ 615,000       $ 132,500
   Less: discounts to net present value         (95,000)             -
   Less: valuation allowance                   (305,000)             -
                                              ---------       ---------
      Net notes receivable                      215,000         132,500
   Less: current portion                        (15,000)       (132,500)
                                              ---------       ---------
                                              $ 200,000       $      -
                                              =========       =========


Note 4- Property and Equipment

         Property and equipment is valued at cost, less accumulated depreciation is as follows:

                                                   2001          2000
                                                 --------      --------
      Lab equipment                              $189,118      $    -
      Furniture and fixtures                       29,330           -
      Equipment                                     4,459        2,161
      Leasehold improvements                       40,995           -
                                                 --------      --------
                                                  263,902        2,161
      Less: Accumulated depreciation               89,243          939
                                                 --------      --------
      Property and equipment, net                $174,659      $ 1,222
                                                 ========      ========

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


                                     -F14-

                     Exten Industries, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the Years Ended November 30, 2001 and 2000


         The following table summarizes the estimated fair values of the assets and liabilities assumed at September 13, 2001:

Note 6 - Acquisition of MultiCell Associates, Inc., continued

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

         Unaudited condensed pro forma consolidated statements of operations of the Company for the years ended November 30, 2001 and 2000, assuming the acquisition of MultiCell Associates, Inc. occurred as of December 1, 1999 and December 1, 2000 and for the years then ended are as follows:

                                                      2001             2000
                                                  -----------      -----------
         Revenue                                  $   340,421      $   946,919
                                                  -----------      -----------

         Research and development                     633,306        1,278,139
         General and administrative                 1,650,978          381,721
         Depreciation and amortization                160,416          178,346
                                                  -----------      -----------
           Total expenses                           2,444,700        1,838,206
                                                  -----------      -----------

         Operating loss                            (2,104,279)        (891,287)

         Other income                                  80,782           94,896
                                                  -----------      -----------

         Loss before income tax provision          (2,023,497)        (796,391)

         Income tax provision                           1,850              250
                                                  -----------      -----------

         Net loss                                 $(2,025,347)     $  (796,641)
                                                  ===========      ===========

         Loss per share                                 $(.03)           $(.01)


                                     -F15-

                     Exten Industries, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the Years Ended November 30, 2001 and 2000


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

         A reconciliation of the statutory U.S. federal rate and effective rates is as follows:

                                                     2001             2000
                                                 -----------      -----------
   Income tax benefit                             $(546,561)       $(256,288)
   State income benefit, net of federal tax         (93,879)         (43,946)
   Valuation allowance                              638,550          301,339
   Other, net                                         3,740              495
                                                 -----------      -----------
   Income tax expense                             $   1,850        $   1,600
                                                 ===========      ===========

         The Company has net operating loss carryforwards as follows:

                                    Balance of                Year of
     Year Loss Generated        Loss Carryforwards          Expiration
     -------------------        ------------------      -----------------
     Prior                          $5,264,158          2008 through 2019
     November 30, 2000               1,025,963                2020
     November 30, 2001               1,604,660                2021
                                   -----------
                                    $7,894,781

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


                Year ending November 30,
                2002                             $ 45,808
                2003                               41,333
                2004                               37,540
                2005                                3,066
                2006                                1,749
                                                ---------
                                                 $129,496
                                                =========

         Rent expense was $11,218 and $4,500 for the fiscal years ended November 30, 2001 and 2000, respectively.


                                     -F16-

                     Exten Industries, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the Years Ended November 30, 2001 and 2000


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

         On October 16, 2001, the Company entered into a promissory note for $50,000 with an unrelated party. Interest is accruing at 12% per annum. The principle and any unpaid accrued interest are due and payable on October 15, 2002. Additionally, the Company issued 715,000 common stock warrants convertible at $.10 per share. The lender may convert the outstanding principle balance and any accrued unpaid interest at $.07 per share however; the lender must convert no less than $12,500 at any one time. The warrants have been valued at $.03 and the face value of the note has been discounted by $19,662. (See Note 14.)

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

         The Company's total interest expense was $93,588 in 2001 and $21,258 in 2000.

                                                   2001            2000
                                               -----------      ----------
       Notes payable                           $ 1,189,000      $  509,460
       Less: Discount on warrants issued          (276,787)             -
       Less: long-term portion                    (832,713)             -
                                               -----------      ----------
       Current portion of notes payable        $    79,500      $  509,460
                                               ===========      ==========


                                     -F17-

                     Exten Industries, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the Years Ended November 30, 2001 and 2000


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

                                     -F18-

                     Exten Industries, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the Years Ended November 30, 2001 and 2000


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

                                                                 2001              2000
                                                              -----------       ---------
         Net loss as reported                                 $(1,609,383)      $(640,678)
         Pro forma net loss under SFAS No. 123                $(2,058,333)      $(693,572)
         Basic loss per share as reported                           $(.02)          $(.01)
         Pro forma net loss per share under SFAS No. 123            $(.02)          $(.01)



                                           2001                    2000
                                  ---------------------   ---------------------
                                               Weighted                Weighted
                                               average                 average
                                               exercise                exercise
                                    Shares      price       Shares      price
                                  ----------   --------   ----------   --------
Options outstanding at
   beginning of year               2,665,000    $ 0.17     2,277,500    $ 0.14
Granted                            2,205,000    $ 0.12     2,025,000    $ 0.21
Forfeited                           (370,000)   $ 0.17          -       $  -
Exercised                           (100,000)   $ 0.10    (1,637,500)   $ 0.08
                                  ----------   --------   ----------   --------
Options outstanding at
   end of year                     4,400,000    $ 0.15     2,665,000    $ 0.17

Options exercisable at
   end of year                     1,011,666                 600,000



                                    - F19 -

                     Exten Industries, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the Years Ended November 30, 2001 and 2000


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


                                     -F20-

                     Exten Industries, Inc. and Subsidiaries
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                 For the Years Ended November 30, 2001 and 2000


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


                                    - F21 -

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


Note 14 - Subsequent Event (Unaudited)

         In March 2002, the Company was served with a lawsuit filed by George Colin alleging that the Company had defaulted in its interest payments to Mr. Colin due pursuant to a $50,000 convertible loan entered into in October 2001. The lawsuit was filed in the Superior Court of California, in the County of Orange. The lawsuit alleges that the Company's defaults result in the loan's conversion rate being reduced to from $0.07 to $0.01 per share. The lawsuit seeks specific performance of Mr. Colin's election to convert the loan and unspecified damages. The Company is currently investigating the allegations and believes that it has a meritorious defense to the claims. The Company intends to vigorously defend the lawsuit.



                                     -F22-

         Table of Exhibits
         -----------------

         Exhibit No.       Description
         -----------       -----------

         23.1              Consent of Independent Accountants
         23.2              Consent of Independent Accountants