Form 10QSB
period 2002-02-28
EXTEN INDUSTRIES INC
filed 2002-04-15
CIK 811779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended February 28, 2002.

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______


                         Commission File Number 0-16354

                             EXTEN INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 52-1412493
     ------------------------------                 ---------------------
    (State or other jurisdiction of                 (IRS Employer ID No.)
     incorporation or organization)

                          425 W. Fifth Ave., Suite 201
                           ESCONDIDO, CALIFORNIA 92025
                        --------------------------------
                    (Address of principal executive offices)

                                 (760) 781-3916
                                 --------------
                (Issuer's telephone number, including area code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 99,325,310 shares of Common Stock, $0.01 par value as of March 31, 2002.

TABLE OF CONTENTS

                                                                      PAGE
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of
  February 28, 2002 and November 30, 2001                               3

Condensed Consolidated Statement of Operations
  for the Three Months Ended February 28, 2002
  and February 28, 2001                                                 4

Condensed Consolidated Statement of Cash Flows
  for the Three Months Ended February 28, 2002
  and February 28, 2001                                                 5

Notes to Condensed Consolidated Financial Statements                    6

Item 2.  Management's Plan of Operation                                 8


PART II OTHER INFORMATION                                               9

Item 1.  Legal Proceedings                                              9

Item 2.  Changes in Securities                                         10

Item 3.  Defaults Upon Senior Securities                               10

Item 4:  Submission of Matters to a Vote of Security Holders           10

Item 5:  Other Information                                             10

Item 6(a):  Exhibits                                                   10

Item 6(b):  Reports on Form 8-K                                        10

SIGNATURES                                                             10

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                             EXTEN INDUSTRIES, INC.
                          (a Development Stage Company)
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                     February 28, 2002       November 30, 2001
                                                                     -----------------       -----------------
Current Assets:
  Cash and Cash Equivalents                                            $      50,620           $     367,864
  Accounts Receivable                                                              0                  40,000
  Current Portion of Notes Receivable                                         15,000                  15,000
  Other Current Assets                                                        41,412                  83,528
                                                                      ---------------         ---------------
Total Current Assets                                                         107,032                 506,392
                                                                      ---------------         ---------------

Property and equipment, net                                                  178,926                 174,659

Other Assets:
  License Agreement                                                        2,374,433               2,406,593
  Notes Receivable, net                                                      207,500                 200,000
  Other Assets                                                                88,540                  88,540
                                                                      ---------------         ---------------
Total Other Assets                                                         2,670,473               2,695,133
                                                                      ---------------         ---------------

                                                                      ---------------         ---------------
Total Assets                                                           $   2,956,431           $   3,376,184
                                                                      ===============         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payables and Accrued Expenses                               $     447,902           $     353,007
  Current Portion of Notes Payable                                           128,921                  79,500
  Deferred Income                                                            318,750                 417,125
  Other Current Liabilities                                                    8,164                  11,552
                                                                      ---------------         ---------------
Total Current Liabilities                                                    903,737                 861,184
                                                                      ---------------         ---------------

Other Liabilities
  Notes Payable, net                                                         858,875                 832,713
  Other Liabilities                                                           53,365                  36,349
                                                                      ---------------         ---------------
Total Other Liabilities                                                      912,240                 869,062
                                                                      ---------------         ---------------

Total Liabilities                                                          1,815,977               1,730,246

Minority Interest                                                            155,967                 159,591

Commitments and Contingent Liabilities

Stockholders' Equity:
  Common stock, $.01 par value; 200,000,000 shares authorized,
    98,464,377 and 97,629,444 shares issued and outstanding at
    February 28, 2002 and November 30, 2001,respectively                     984,643                 976,294
  Additional Paid-in Capital                                              14,368,876              14,269,569
  Stock Subscriptions Receivable                                             (70,000)                (85,000)
  Deferred Compensation Costs                                                (24,916)                 (8,250)
  Deficit Accumulated Prior to the Development Stage                     (10,084,284)            (10,084,284)
  Deficit Accumulated During to the Development Stage                     (4,189,832)             (3,581,982)
                                                                      ---------------         ---------------

Total Stockholders' Equity                                                   984,487               1,486,347
                                                                      ---------------         ---------------

Total Liabilities and Stockholders Equity                              $   2,956,431           $   3,376,184
                                                                      ===============         ===============



                             EXTEN INDUSTRIES, INC.
                          (a Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
              For the Three Months Ended February 28, 2002 and 2001

                                                                 Three Months Ended
                                                       February 28, 2002     February 28, 2001
                                                       -----------------     -----------------
Revenue                                                  $   148,125           $         0
                                                       -----------------     -----------------

Operating Expenses:
  General and Administrative                                 480,502               228,201
  Research and Development                                   203,097                20,484
  Depreciation and Amortization Expense                       48,171                   113
                                                       -----------------     -----------------

Total Operating Expenses                                     731,770               248,798

Operating Loss                                              (583,645)             (248,798)

Other income (expense):
  Interest Expense                                           (18,904)              (34,866)
  Discount on Note Receivable
  Interest Income                                             15,928                22,425
  Discount on Note Payable                                   (26,662)
                                                       -----------------     -----------------

Other Expense                                                (29,638)              (12,441)

Minority Interest in Loss of Subsidiary                        7,284                41,913

Net Loss Before Income Tax Provision                        (606,000)             (219,326)

Income Tax Provision                                           1,850                   133

                                                       -----------------     -----------------
Net Loss                                                 $  (607,850)          $  (219,459)
                                                       =================     =================

Loss per share                                           $     (0.01)          $     (0.01)
                                                       -----------------     -----------------
Average number of shares outstanding                      97,748,720            73,686,502
                                                       -----------------     -----------------


                             EXTEN INDUSTRIES, INC.
                          (a Development Stage Company)
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
              For the Three Months Ended February 28, 2002 and 2001

                                                                        Three Months Ended
                                                              February 28, 2002     February 28, 2001
                                                              -----------------     -----------------
Cash Flows from Operating Activities:
  Net Loss                                                      $  (607,850)           $ (219,459)
  Adjustments to Reconcile Net Income (Loss) to
  Net Cash provided (used) by Operating Activities:
    Depreciation and Amortization                                    48,171                   113
    Accretion on Note Receivable                                     (7,500)               (8,750)
    Discount of Notes Payable                                        26,662                 9,806
    Common stock issued for services                                 82,737
    Minority Interest in Loss from Subsidiary                        (7,284)              (41,913)
    Vesting of Deferred Compensation Costs                          (16,666)                 4,125
  Changes in Assets and Liabilities
    Accounts Receivable                                              40,000
    Other Current Assets                                             42,116                 4,500
    Accounts Payable and Accrued Expenses                            94,895               116,541
    Deferred Income                                                 (98,375)
    Other Liabilities                                                13,628
                                                              -----------------     -----------------
Net Cash Used by Operating Activities                              (389,466)             (135,037)

Cash Flows from Investing Activities:
  Advances for Notes Receivable                                                          (350,000)
  Purchase of Equipment                                             (12,778)
                                                              -----------------     -----------------
Net Cash Used by Investing Activities                               (12,778)             (350,000)

Cash Flows from Financing Activities:
  Proceeds from Notes Payable & Warrants                             70,000
  Proceeds from Exercised Options                                                          10,000
  Proceeds from Subscribed Stock                                                           11,500
  Proceeds on Subscriptions Receivable                               15,000
                                                              -----------------     -----------------
Net Cash Provided by Financing Activities                            85,000                21,500
                                                              -----------------     -----------------

Net Increase in cash and cash equivalents                          (317,244)             (463,537)
Cash and cash equivalents, beginning of year                        367,864               539,103
                                                              -----------------     -----------------

                                                              -----------------     -----------------
Cash and Cash Equivalents, End of Period                        $    50,620            $   75,566
                                                              =================     =================

Noncash Transactions:
  Issuance of common stock warrants in connection
      with borrowings                                           $    21,000            $    - - -

                             EXTEN INDUSTRIES, INC.
                          (a Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS:

Exten Industries, Inc. is a holding company focusing on the development of medical products and associated research and development activities. We have two subsidiaries, Xenogenics Corporation and MultiCell Associates, Inc. (together the "Company"). Xenogenics was incorporated in February 1997 to focus on the research and development of SYBIOL(R) technology. At the time of Xenogenics incorporation, the Company reentered into the development stage. In September 2001, the Company purchased MultiCell Technologies, Inc. (MultiCell), which was previously named MultiCell Associates, Inc.

MultiCell develops and intends to commercialize immortalized hepatic (liver) cells, cell lines, and associated products to be used in diagnostic and therapeutic applications. These applications include cells that may be used by pharmaceutical companies for drug discovery and toxicology testing, cells that may be used for transplant, cells for use in Liver Assist Devices (LADs), and cell lines for therapeutic protein production.

Xenogenics Corporation, a majority-owned subsidiary, is a developmental stage enterprise that owns all of the rights to the Sybiol(R) Bio-synthetic liver device for which a patent is pending in 15 countries, including the United States. The underlying concept of the device is that the artificial liver can act as a substitute liver for a patient whose own liver is healing from injury or disease or for use as a "bridging" device for transplant patients awaiting a donor organ. In cooperation with MultiCell, we are working on a new design for this device and a compatible engineered cell line to work with it. The company anticipates completing the system redesign and the preclinical work so as to be able to initiate Phase I human trials before the end of 2003. The regulatory approval process is expected to last from two to five years, which means that the Sybiol device will not be ready for the market before the end of 2005, at the earliest.

BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB/A for the year ended November 30, 2001. The results of operations for the three-month periods are not necessarily indicative of the operating results anticipated for the fiscal year ending November 30, 2002.

2.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three-month periods ended February 28, 2002 and February 28, 2001 are summarized as follows:

                                                        (Unaudited)
                                                     Three Months Ended
                                           February 28, 2002   February 28, 2001
                                           -----------------   -----------------
Cash paid for interest and income taxes:
Interest                                        $  6,243            $ 12,560
Income taxes                                    $  1,850            $      0


3.  GOING CONCERN MATTERS

During fiscal years 2001 and 2000, the Company incurred net losses of ($1,609,383) and ($640,678), respectively. Management expects the Company to generate revenues in the near future.

At February 28, 2002, the Company's accumulated deficit and stockholders' equity were $14,274,116 and $984,487 respectively, and its current assets exceeded its current liabilities by $796,705.

In order to continue as a going concern, develop and commercialize its technology and ultimately, achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources include: (1) raising additional capital through sales of preferred and common stock and convertible debt, and (2) continuing to use common stock to pay for consulting and professional services. In addition, management is continually seeking other potential joint venture partners or merger candidates that would provide financial, technical and/or marketing resources to enable the Company to realize the potential value of its technology. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and to secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


4.  NOTES PAYABLE

During December 2001 and January 2002, the Company entered into two convertible promissory notes for a total of $70,000. Interest accrues at 10% per annum. The principal and interest are payable on November 1, 2004 and January 1, 2005, respectively. The lenders may convert the principal and any unpaid interest due into the company's common stock. The conversion price varies from $.10 to $.20 at maturity. Additionally, the company issued 700,000 common stock warrants convertible at $.10 per share. These warrants have been valued at $.03 and the face value of the notes has been discounted by $21,000.


5.  CONTINGENCIES

In March 2002, the Company was served with a lawsuit filed by George Colin alleging that the Company had defaulted in its interest payments to Mr. Colin due pursuant to a $50,000 convertible loan entered into in October 2001. The lawsuit was filed in the Superior Court of California, in the County of Orange. The lawsuit alleges that the Company's defaults result in the loans conversion rate being reduced to from $0.07 to $0.01 per share. The lawsuit seeks specific performance of Mr. Colin's election to convert the loan and unspecified damages. The Company refutes the allegations and believes that it has a meritorious defense to the claims. The Company intends to vigorously defend the lawsuit.

                     ITEM 2. MANAGEMENT'S PLAN OF OPERATION

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

We acquired MultiCell Associates, Inc. (MultiCell) of Warwick, RI, subsequently renamed MultiCell Technologies, Inc., during September 2001. They will continue to operate as a stand alone subsidiary in Rhode Island. MultiCell has been a research company existing on government and private grants. Its main source of revenue, a National Institute of Standards and Technology, expired on December 31, 2000. From that time until the acquisition, MultiCell existed through private contract revenues and was not pursuing additional government contracts. This affected year to year revenues. Following our acquisition of MultiCell, we have begun to pursue new government grants to continue many of our research efforts, however the focus of the company is to commercialize some of its products as quickly as possible.

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

These immortalized cells also offer pharmaceutical companies the potential for a consistent source of human liver cells for drug discovery, toxicology testing and pharmacokinetic studies. Today, these companies must rely on an inconsistent supply of human liver cells gotten from donated organs that cannot be transplanted or rat liver cells. These options place severe limitations on research. On November 1, 2001, MultiCell entered into a collaborative research agreement with Pfizer, Inc., pursuant to which Pfizer has agreed to pay $724,500 to validate the efficacy of MultiCell's immortalized liver cells in four different experimental models. These cells, if effective, could replace the current hepatocytes used by Pfizer as well as other pharmaceutical companies. We will focus on introducing these immortalized cells to domestic and international pharmaceutical companies with the objective of becoming an industry standard for research. It is important to realize that since these cells will only be used within the lab for research, no FDA approval is necessary for commercialization.

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

Research continues in our Xenogenics subsidiary on the Sybiol Synthetic Bio-Artificial Liver Device. We are at a point where data must be developed to validate the efficacy of the redesigned system in conjunction with the MultiCell liver cells. Our plan is to conclude this study as quickly as possible and present the data to large pharmaceutical and medical device companies with the intention to partner with someone for future product development. A plan to move the product through human clinical trials will be presented to the FDA for approval at that time.

We believe that we have a very strong Scientific Advisory Board. John Brems, MD, Chairman of the Advisory Board oversees Loyola University's liver transplant program and has been intimately involved with the Company's technology. He has recruited a team of many of the world's foremost liver doctors and scientists. Scientific Advisory Board members include Sangeeta Bhatia, MD, and PhD., Assistant Professor of Bioengineering at University of California San Diego in La Jolla, CA; Dr. Donald Cramer, BS, DVM, and Ph.D., Director of Transplantation Research at Children's Hospital in Los Angeles; Dr. David Van Thiel, MD Director of Liver Transplantation at Loyola; Amy Friedman, MD, Chief, Liver Transplantation, Yale-New Haven Hospital, Dr. Alessandra Colantoni, Research Associate, Liver Transplant Service, Loyola University also serves on the Scientific Advisory Board.

We anticipate that over the next two years we will need approximately $3 million to complete development of certain products from MultiCell and to begin clinical trials on other products, and $1 million for working capital and general corporate purposes. Some portion of this funding could come from successful commercialization of the MultiCell products or additional research agreements. We will increase our administrative resources to support the hiring of an estimated 6 additional employees that will enable us to expand our research and product development capacity. We intend to expand our product offering by completing ongoing development projects and by opportunistically acquiring or merging with companies that generate revenues and using such profits to cover our operating needs, selling shares of our common stock to investors, and continuing to use our common stock to pay for consulting and professional services.

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

We continue to effect transactions that reduce our liabilities and cash requirements while we continue to raise capital. We continue to pay directors fees, consulting fees, and in some cases legal fees through the issuance of our Company's Common Stock with the subsequent registration of the shares so issued on Form S-8. Our Company has been forced to take these steps to conserve the Company's cash.


                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

In March 2002, the Company was served with a lawsuit filed by George Colin alleging that the Company had defaulted in its interest payments to Mr. Colin due pursuant to a $50,000 convertible loan entered into in October 2001. The lawsuit was filed in the Superior Court of California, in the County of Orange. The lawsuit alleges that the Company's defaults result in the loans conversion rate being reduced to from $0.07 to $0.01 per share. The lawsuit seeks specific performance of Mr. Colin's election to convert the loan and unspecified damages. The Company refutes the allegations and believes that it has a meritorious defense to the claims. The Company intends to vigorously defend the lawsuit.

Jack Schaps, trustee of A. Jack Schaps Estate Trust, filed suit against the Company and its legal counsel on February 13, 2001, in the Superior Court of California. Schaps, a stockholder of Exten, alleged that the defendant negligently lost, and failed to replace in a timely manner, his stock certificate for 625,000 shares of common stock that he had forwarded to the Company to be delivered to the Company's former transfer agent. On February 25, 2002, Schaps agreed to a settlement and the lawsuit was finalized in March 2002. This settlement has no impact on the financial position of the Company.


ITEM 2:  CHANGES IN SECURITIES

NONE


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

NONE


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE


ITEM 5:  OTHER INFORMATION:

In March 2002, the Company entered into a three year lease for office and laboratory facilities in Warwick, RI. The company will pay lease payments totaling approximately $70,000 to $75,000 a year for this facility.


ITEM 6(a):  EXHIBITS

NONE


ITEM 6(b):  REPORTS ON FORM 8-K

NONE


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

                       EXTEN INDUSTRIES, INC. (Registrant)

Date:  04/10/02      By:  /s/ W. Gerald Newmin                  Date: 04/10/02      By: /s/ Gregory F. Szabo
                          ------------------------                                      ------------------------
                          W. Gerald Newmin                                              Gregory F. Szabo
                          Chairman, Chief Executive Officer                             President, Chief Operating
                                                                                        Officer and Treasurer