Form 10QSB
period 2002-05-31
EXTEN INDUSTRIES INC
filed 2002-07-15
CIK 811779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended May 31, 2002.

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from _______ to _______


                         Commission File Number 0-16354

                             EXTEN INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                            52-1412493
         -------------------------------           ---------------------
         (State or other jurisdiction of           (IRS Employer ID No.)
          incorporation or organization)

                          425 W. Fifth Ave., Suite 201
                           ESCONDIDO, CALIFORNIA 92025
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (760) 781-3916
                ------------------------------------------------
                (Issuer's telephone number, including area code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 99,709,074 shares of Common Stock, $0.01 par value as of June 30, 2002.

TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION                                          PAGE

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of May 31, 2002                  3
  and November 30, 2001

Condensed Consolidated Statement of Operations
  for the Three Months Ended May 31, 2002 and May 31, 2001                4

Condensed Consolidated Statement of Operations
  for the Six Months Ended May 31, 2002 and May 31, 2001                  5

Condensed Consolidated Statement of Cash Flows
  for the Six Months Ended May 31, 2002 and May 31, 2001                  6

Notes to Condensed Consolidated Financial Statements                      7

Item 2.  Management's Discussion and Analysis                             9


PART II OTHER INFORMATION                                                13

Item 1.  Legal Proceedings                                               13

Item 2.  Changes in Securities                                           13

Item 3.  Defaults Upon Senior Securities                                 13

Item 4:  Submission of Matters to a Vote of Security Holders             13

Item 5:  Other Information                                               13

Item 6(a):  Exhibits                                                     13

Item 6(b):  Reports on Form 8-K                                          13

SIGNATURES                                                               14

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)


                             EXTEN INDUSTRIES, INC.
                          (a Development Stage Company)
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                            November 30,
                                                          May 31, 2002          2001
                                                          ------------      ------------
Current Assets:
  Cash and Cash Equivalents                               $     64,458      $    367,864
  Accounts Receivable                                                0            40,000
  Current Portion of Notes Receivable                            5,586            15,000
  Other Current Assets                                          40,493            83,528
                                                          ------------      ------------
Total Current Assets                                           110,537           506,392
                                                          ------------      ------------

Property and equipment, net                                    171,505           174,659

Other Assets:
  License Agreement                                          2,341,325         2,406,593
  Notes Receivable, net                                        224,414           200,000
  Other Assets                                                  88,540            88,540
                                                          ------------      ------------
Total Other Assets                                        $  2,654,279      $  2,695,133
                                                          ------------      ------------

                                                          ------------      ------------
Total Assets                                              $  2,936,321      $  3,376,184
                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payables and Accrued Expenses                  $    521,208      $    353,007
  Current Portion of Notes Payable                             129,392            79,500
  Deferred Income                                              255,625           417,125
  Other Current Liabilities                                     10,677            11,552
                                                          ------------      ------------
Total Current Liabilities                                      916,902           861,184
                                                          ------------      ------------
Other Liabilities
  Notes Payable, net                                         1,003,688           832,713
  Other Liabilities                                             83,125            36,349
                                                          ------------      ------------
Total Other Liabilities                                      1,086,813           869,062
                                                          ------------      ------------

Total Liabilities                                            2,003,715         1,730,246

Minority Interest                                              148,268           159,591

Commitments and Contingent Liabilities

Stockholders' Equity:
  Common stock, $.01 par value; 200,000,000 shares
     authorized, 99,694,954 and 97,629,444
     shares issued and outstanding at May 31, 2002
     and November 30, 2001, respectively                       996,949           976,294
  Additional Paid-in Capital                                14,515,376        14,269,569
  Stock Subscriptions Receivable                               (70,000)          (85,000)
  Deferred Compensation Costs                                  (24,916)           (8,250)
  Deficit Accumulated Prior to the Development Stage       (10,084,284)      (10,084,284)
  Deficit Accumulated During to the Development Stage       (4,548,787)       (3,581,982)
                                                          ------------      ------------

Total Stockholders' Equity                                     784,338         1,486,347
                                                          ------------      ------------

Total Liabilities and Stockholders Equity                 $  2,936,321      $  3,376,184
                                                          ============      ============

                             EXTEN INDUSTRIES, INC.
                          (a Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                For the Three Months Ended May 31, 2002 and 2001


                                                       Three Months Ended
                                                  May 31, 2002    May 31, 2001
                                                  ------------    ------------

Revenue                                           $    276,953    $          -
                                                  ------------    ------------

Operating Expenses:
  Selling, General and Administrative                  410,295         255,733
  Research and Development                             164,080          52,624
  Depreciation and Amortization Expense                 48,890             113
                                                  ------------    ------------

Total Operating Expenses                               623,265         308,470

Operating Loss                                        (346,312)       (308,470)

Other income (expense):
  Interest Expense                                     (34,295)           (831)
  Interest Income                                       43,167               -
  Discount on Note Payable                             (27,613)              -
                                                  ------------    ------------

Other Expense                                          (18,741)           (831)

Minority Interest in Loss of Subsidiary                  7,698          37,150

Net Loss Before Income Tax Provision                  (357,355)       (272,151)

Income Tax Provision                                     1,600           1,600
                                                  ------------    ------------
Net Loss                                          $   (358,955)   $   (273,751)
                                                  ============    ============


Loss per share                                    $     (0.004)   $      (0.01)
                                                  ------------    ------------
Average number of shares outstanding                99,048,639      74,342,098
                                                  ------------    ------------


   The accompanying notes are an integral part of these financial statements.

                             EXTEN INDUSTRIES, INC.
                          (a Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                 For the Six Months Ended May 31, 2002 and 2001


                                                        Six Months Ended
                                                  May 31, 2002    May 31, 2001
                                                  ------------    ------------

Revenue                                           $    425,078    $          -
                                                  ------------    ------------

Operating Expenses:
  Selling, General and Administrative                  918,114         474,006
  Research and Development                             341,710          82,532
  Depreciation and Amortization Expense                 97,061             226
                                                  ------------    ------------

Total Operating Expenses                             1,356,885         556,764

Operating Loss                                        (931,807)       (556,764)

Other income (expense):
  Interest Expense                                     (53,199)         (1,025)
  Interest Income                                       59,095               -
  Discount on Note Payable                             (54,275)              -
                                                  ------------    ------------

Other Expense                                          (48,379)         (1,025)

Minority Interest in Loss of Subsidiary                 14,981          78,958

Net Loss Before Income Tax Provision                  (965,205)       (478,831)

Income Tax Provision                                     1,600           1,733

                                                  ------------    ------------
Net Income (Loss)                                 $   (966,805)   $   (480,564)
                                                  ============    ============

Loss per share                                    $      (0.01)   $      (0.01)
                                                  ------------    ------------
Average number of shares outstanding                98,339,042      74,014,300
                                                  ------------    ------------


                             EXTEN INDUSTRIES, INC.
                          (a Development Stage Company)
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
                 For the Six Months Ended May 31, 2002 and 2001

                                                                      Six Months Ended
                                                                May 31, 2002    May 31, 2001
                                                                ------------    ------------
Cash Flows from Operating Activities:
  Net Loss                                                      $   (966,805)   $   (480,564)
  Adjustments to Reconcile Net Loss to Net Cash used by
  Operating Activities:
    Depreciation and Amortization                                     97,061             226
    Accretion on Note Receivable                                     (15,000)              -
    Discount of Notes Payable                                         54,275               -

    Common stock issued for services                                 199,921         107,056
    Minority Interest in Loss from Subsidiary                        (14,983)        (78,958)
    Vesting of Deferred Compensation Costs                           (16,666)          5,500
  Changes in Assets and Liabilities
   Accounts Receivable                                                40,000               -
    Other Current Assets                                              43,035         (70,371)
    Accounts Payable and Accrued Expenses                            203,119         160,106
    Deferred Income                                                 (161,500)              -
    Other Liabilities                                                 46,776               -
                                                                ------------    ------------
Net Cash Used by Operating Activities                               (490,767)       (357,005)

Cash Flows from Investing Activities:
  Advances on Notes Receivable                                             -        (482,500)

  Purchase of Equipment                                              (13,639)        (66,111)
                                                                ------------    ------------
Net Cash Used by Investing Activities                                (13,639)       (548,611)

Cash Flows from Financing Activities:
  Proceeds from Notes Payable & Warrants                             186,000               -
  Proceeds from Exercised Options                                          -          10,000
  Proceeds from Subscribed Stock                                           -         411,500
  Proceeds on Subscriptions Receivable                                15,000               -

                                                                ------------    ------------
Net Cash Provided by Financing Activities                            201,000         421,500
                                                                ------------    ------------

Net Increase in cash and cash equivalents                           (303,406)       (484,116)
Cash and cash equivalents, beginning of year                         367,864         539,103
                                                                ------------    ------------

                                                                ------------    ------------
Cash and Cash Equivalents, End of Period                        $     64,458    $     54,987
                                                                ============    ============

Noncash Transactions:
  Issuance of common stock warrants in connection
      with borrowings                                           $     70,200    $      - - -
  Note Payable issued for Legal Services                        $     33,392    $      - - -


                             EXTEN INDUSTRIES, INC.
                          (a Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS:

Exten Industries, Inc. is a holding company that is focusing on medical products and associated research and development activities. Our primary focus has been the development of a Bio-synthetic liver device. This technology will take approximately three to five years to develop and commercialize. To our knowledge, no mass-produced liver devices of the type that we are developing are currently available. Our strategic plan is to develop and commercialize products through our subsidiaries to generate sufficient cash flow to support our general operations, while the liver technology referenced above proceeds through the final research and development stages and government regulatory approval processes.

MultiCell Technologies, Inc. (formerly MultiCell Associates, Inc.), our wholly-owned subsidiary which we acquired in September 2001, develops and intends to commercialize hepatic or liver cells, cell lines and associated products to be used in diagnostic and therapeutic applications. MultiCell has developed the HepLiu cell line with cells that are designed to function as hepatocytes or liver cells in Liver Assist Devices ("LADs") and other liver-related processes. Xenogenics has a Research and Development Agreement and a Supplier Agreement with MultiCell under which MultiCell will supply engineered pig or porcine and human liver cell lines and optimize the interface between these cell lines and the Sybiol Bio-synthetic liver device. An engineered cell line is expected to eliminate variability in patient treatment and limit the viral risks associated with primary porcine hepatocytes.

Xenogenics Corporation, our majority-owned subsidiary, is a developmental stage enterprise that owns all of the rights to the Sybiol Bio-synthetic liver device for which a patent is pending in 15 countries, including the United States. Xenogenics is currently owned as follows:

                  Exten Industries, Inc.             56.4%
                  Kestrel Equity Partners, Ltd.      21.7%
                  Jack Schaps                        12.5%
                  W. Gerald Newmin                    8.0%
                  Others                              1.4%

The underlying concept of the liver device is that the artificial liver can act as a substitute liver for a patient whose own liver is healing from injury or disease. In addition, the device is intended for use as an artificial liver "bridge" for transplant patients awaiting a donor organ. The device may also be used to assist and improve the quality of life for patients with chronic liver disease or episodic liver trauma. We are currently working on a new design for this device and an engineered cell line to work with it. We anticipate completing the system redesign and the preclinical work so as to be able to initiate Phase I human trials before the end of 2003. The regulatory approval process is expected to last from two to five years, which means that the Sybiol device will not be ready to be marketed before the end of 2005 at the earliest.

We estimate that we will need approximately $3 million to finish the development process for the Sybiol Bio-synthetic liver device, including the cellular component, and to begin Phase 1 clinical trials. Assuming that we secure sufficient financing, we will use approximately $2 million of this amount in 2002 with the balance of this amount being used, starting in 2003, to begin human clinical trials. Our goal is to introduce the Sybiol device for general distribution in 2005 and the HepLiu cell line for non-human uses for which regulatory approval is not required, in 2002.

BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB/A for the year ended November 30, 2001. The results of operations for the six-month periods are not necessarily indicative of the operating results anticipated for the fiscal year ending November 30, 2002.


2.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six-month periods ended May 31, 2002 and May 31, 2001 are summarized as follows:

                                                        (Unaudited)
                                                      Six Months Ended
                                                May 31, 2002    May 31, 2001
                                                ------------    ------------
Cash paid for interest and income taxes:
Interest                                          $  6,753        $ 15,560
Income taxes                                      $      -        $  1,600


3.  GOING CONCERN MATTERS

During fiscal years 2001 and 2000, the Company incurred net losses of ($1,609,383) and ($640,678), respectively. At May 31, 2002, the Company's accumulated deficit and stockholders' equity were $14,633,001 and $784,338 respectively, and its current liabilities exceeded its current assets by $806,365.

In order to continue as a going concern, develop and commercialize its technology and ultimately, achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources include: (1) raising additional capital through sales of preferred and common stock and convertible debt, and (2) continuing to use common stock to pay for consulting and certain professional services. In addition, management is continually seeking other potential joint venture partners or merger candidates that would provide financial, technical and/or marketing resources to enable the Company to realize the potential value of its technology. Management expects the Company to generate revenues in the near future. Management however, cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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


4.  NOTES PAYABLE

During March, April, and May 2002, the Company entered into six convertible promissory notes for a total of $110,000 with interest accruing at 10% per annum. The principal and interest are payable in 2005, three years after the inception of the notes. The lenders may convert the principal and any unpaid interest due into the Company's Common stock. The conversion price varies from $.10 to $.20 at maturity. Additionally, the Company issued 1,100,000 common stock warrants convertible at $.10 per share. These warrants have been valued at $.03 per warrant and the face value of the notes has been discounted by $33,300.

As of April 17, 2001, in connection with a letter of intent to purchase Armstrong Industries, Inc., the Company advanced $15,000 to Armstrong. The note was due May 1, 2002. Interest is due from June 1, 2001 on the unpaid principal at the rate of 12% per annum. Armstrong was unable to repay the note in full. The Company agreed to a monthly payment schedule to repay the debt. Beginning June 15, 2002, Armstrong will pay $558.67 per month for 33 months.

On April 1, 2002, the Company negotiated a Promissory Note with its legal counsel, Jeffers, Shaff & Falk, LLP, for legal services rendered through March 31, 2002. The note is for $33,392.27, at 10% per annum and was due and payable June 30, 2002. The Company did not pay the note and renegotiated the terms to make it payable on or before September 30, 2002.


5.  CONTINGENCIES

In March 2002, the Company was served with a lawsuit filed by George Colin alleging that the Company had defaulted in its interest payments to Mr. Colin due pursuant to a $50,000 convertible loan entered into in October 2001. The lawsuit was filed in the Superior Court of California, in the County of Orange. On February 26, 2002, Mr. Colin filed suit against Exten claiming non-performance of contract by Exten. The company has settled the lawsuit by voiding the original warrant agreement and issuing a new warrant agreement. Upon conversion of his note, Mr. Colin has the right, for a three-year period, to purchase 2,000,000 shares of Exten common stock at $.10 and 500,000 shares of Exten common stock at $.12. All other terms of the original agreement remain in effect.


6.  SUBSEQUENT EVENT

In September of 2001, The Cooke Family Trust received 5,000,000 shares of Exten Common Stock in payment of a $500,000 promissory note we issued to The Cooke Family Trust in November, 2000 with registration provisions. In the event that we had not registered these shares by March 31, 2002, or such later date as the parties may agree, the Trust will have the right to return the shares to us and reinstate the note. The Company was unable to finalize a registration statement in the agreed upon time period. Mr. Cooke has notified the Company that he will exercise his right and return the shares to the Company. In exchange, the Company plans to issue a note that can be converted to Exten Common Stock for $.10 per share during the first twelve months, $.15 per share during the second twelve months, and $.20 during the third twelve months. Additionally, the Cooke Family Trust will be paid 10% interest per annum on the note and upon conversion, the Trust will have the right to purchase up to 5,000,000 additional shares of Exten Common Stock at $.10 per share.


                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Overview

We were incorporated in Delaware on April 28, 1970 under the name of Exten Ventures, Inc. Although we have been in existence for over thirty years, we are a developmental stage enterprise that has not yet completed production of any marketable products. Our primary focus has been the development of a Bio-synthetic liver device, known as the Sybiol, through our majority-owned subsidiary, Xenogenics Corporation. Because this technology must be tested for safety and efficacy in humans in clinical trials which are reviewed by the Food and Drug Administration, we believe it will take approximately three to five years to develop, test and commercialize the liver device. With our recent acquisition of MultiCell Technologies and its development of liver-related cell lines, we are expanding our focus on liver-related research and technologies.

Some of our products will be subject to regulation in the United States by the FDA and by comparable regulatory authorities in foreign jurisdictions. The Sybiol Bio-synthetic liver device will be classified as a "biologic" regulated under the Public Health Service Act and the Food, Drug and Cosmetic Act. The use of engineered liver cells generated by MultiCell for this application will also be regulated by the FDA. Development of a therapeutic product for human use is a multi-step process. First, animal and in vitro testing must establish the potential safety and efficacy of the experimental product for a given disease. Once the product is found to be reasonably safe and potentially efficacious in animals, suggesting that human testing would be appropriate, an Investigational New Drug ("IND") application is submitted to the FDA. FDA approval, which may in some circumstances involve substantial delays, is necessary before commencing clinical investigations.

Clinical investigations typically involve three phases. Phase I is conducted to evaluate the safety of the experimental product in humans, and if possible, to obtain early evidence of effectiveness. Phase I studies also evaluate various routes, dosages and schedules of product administration. The demonstration of therapeutic benefit is not required in order to complete Phase I successfully. If acceptable product safety is demonstrated, the Phase II studies are initiated. The Phase II trials are designed to evaluate the effectiveness of the product in the treatment of a given disease and, typically, are well controlled, closely monitored studies in a relatively small number of patients. The optimal routes and schedules of administration are determined in these studies.

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

We have not yet begun human clinical trials for the Sybiol Bio-synthetic liver device. We intend to begin such trials by the end of 2003 upon completion of the redesign and validation of the device. Before human studies may begin, the cells provided for the system by MultiCell will be subjected to the same scrutiny as the Sybiol device. MultiCell will need to demonstrate sufficient process controls to meet strict standards for a complex medical system. This means the cell production facility will need to meet the same standards as those pertaining to a pharmaceutical company for example.

We have operated and will continue to operate by minimizing expenses as we move towards a cash positive position. The largest expenses relate to personnel and to meeting the legal and reporting requirements of being a public company. By utilizing consultants whenever possible, and asking employees to manage multiple responsibilities, operating costs are kept low. Additionally, a number of employees receive company stock in lieu of cash as part of their compensation to help in the effort to minimize monthly expenses.

Once we have achieved a positive cash position, we intend to gradually add scientific personnel. We want to add specialists for our key research areas. These strategic additions will help us expand our product offerings leading us to additional revenues and profits. Of course as revenues increase, administrative personnel will be necessary to meet the added workload. Other expenses, such as customer service, will increase commensurate with increased revenues.

Our focus is on the generation of short term revenue to stabilize our cash position. Although we continue to discuss equity investments with high net worth individuals, we believe that with additional performance data that is currently being generated, revenue producing opportunities exist. Most pharmaceutical companies in the world have a need for highly functional human liver cells. The engineered liver cells developed by MultiCell appear to meet many if not all of these needs. These cells present immediate revenue opportunity. We are currently in discussion with numerous pharmaceutical companies about research agreements or direct purchase of our cells.


Results of Operations.

The following discussion is included to describe our financial position and results of operations. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.


Quarter Ended May 31, 2002 Compared to the Quarter Ended May 31, 2001

         Revenues. Total revenues for the quarter ended May 31, 2002 were $ 276,953 as compared to $0 revenues for the prior fiscal year. The increase in revenues was attributable to revenues generated by our subsidiary, MultiCell Technologies, Inc., that we acquired in September 2001.

         Operating Expenses. Total operating expenses for the quarter ended May 31, 2002, were $623,265 representing an increase of $314,795 as compared to the prior year quarter. This increase is primarily the result of an increase in our general and administrative expenses.

         The increase of $154,562 in general and administrative expenses for the quarter ended May 31, 2002 is primarily attributable to increased salaries and benefits at Exten and MultiCell. The increase of $111,456 in research and development expenses is attributable to the Company's continued research associated with the development of our engineered cell lines as well as expenses associated with fulfilling our research agreements. In addition, the $48,777 increase in depreciation and amortization expenses over the prior year is due to the additional amortization expense related to the amortization of the license agreement recorded in connection with the acquisition of MultiCell.

         Other income (expense). Interest expense for the quarter ended May 31, 2002, was $34,295, which represents an increase of $33,464 over the prior fiscal year. This increase is attributable to interest expense incurred on the funds we borrowed for our acquisition of MultiCell, as well as other notes payable which were outstanding during the prior year. Interest income for the quarter ended May 31, 2002, was $43,167, as compared to $0 in the previous years quarter. This increase is attributable to interest earned on notes receivable from loans we made during the prior fiscal year and interest on a higher average cash balance during the year.

         Net Loss. Our net loss for the quarter ended May 31, 2002, was $358,955, as compared to a net loss of $273,751 for the prior year quarter, representing an increase in net loss of $85,204. This increase is attributable to the higher operating expenses incurred during the current quarter, as discussed in greater detail above, which were only offset partially by revenues generated by MultiCell following the acquisition.

Six Months Ended May 31, 2002, Compared to Six Months Ended May 31, 2000.

         Revenues. Total revenues increased to $425,078 for the six months ended May 31, 2002 compared to $0 revenue for the six months ended May 31, 2001. These revenues came primarily from a collaborative research agreement between our MultiCell Subsidiary and Pfizer Inc.

         Operating Expenses. Total operating expenses increased to $1,356,885 for the six months ended May 31, 2002 from $556,764 for the six months ended May 31, 2001. The increase is due to primarily due to the inclusion of expenses from MultiCell that were not in prior year numbers.

         The increase of $444,108 in general and administrative expenses for the six months ended May 31, 2002, is primarily attributable to salaries, benefits and operational expenses at MultiCell and Exten. The increase of $259,178 in research and development expenses is attributable primarily to continued work on our engineered liver cell lines. In addition, the $96,835 increase in depreciation and amortization expenses over the prior year six month period is due to the additional amortization expense related to the amortization of the license agreement recorded in connection with the acquisition of MultiCell.

         Other income (expense). Interest expense for the six months ended May 31, 2002, was $53,199, which represents an increase of $52,174 over the prior year six month period. This increase is attributable to interest expense incurred on the money we borrowed to fund our acquisition of MultiCell, as well as other notes payable which were outstanding during the prior year six month period. Interest income for the six months ended May 31, 2002, was $59,095, as compared to $0 for the prior year six month period. This increase is attributable to interest earned on notes receivable from loans we made during the fiscal year and interest on a higher average cash balance during the year.

         Net Loss. Our net loss for the six months ended May 31, 2002, was $966,805, as compared to a net loss of $480,564 for the prior year six month period, representing an increase in net loss of $486,241. This increase is attributable to the higher operating expenses incurred during the year, as discussed in greater detail above, which was partially offset by revenues generated by MultiCell following the acquisition.


Liquidity and Capital Resources

         Our cash needs are currently being managed primarily through debt or equity investments. The $724,000 contract with Pfizer will not cover all of our cash needs. We are maintaining a tight fiscal policy until we sign new pharmaceutical agreements which we are aggressively pursuing. We have had discussions with more than a dozen companies interested in acquiring our engineered cells for research. We believe that some of these discussions can be brought to a conclusion in the near future. The agreements may produce cash to use for operations and research.

         We are also discussing agreements with distribution partners. Such an agreement will involve a cash investment by the partner in MultiCell to obtain the rights to our cells. There are a number of companies that currently sell products similar to the cell products that we have. These companies have the sales and distribution forces in place and could add our product maximizing the strengths of both companies. Our goal is to find partners that can help us in all segments of the markets. These could include for example, pharmaceutical companies, contract toxicology labs, and industrial labs. The cash investments would be followed by sales and royalty revenues to maintain positive cash flow for the Company.

                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

In March 2002, the Company was served with a lawsuit filed by George Colin alleging that the Company had defaulted in its interest payments to Mr. Colin due pursuant to a $50,000 convertible loan entered into in October 2001. The lawsuit was filed in the Superior Court of California, in the County of Orange. On February 26, 2002, Mr. Colin filed suit against Exten claiming non performance of contract by Exten. The company has settled the lawsuit by voiding the original warrant agreement and issuing a new warrant agreement. Upon conversion of his note, Mr. Colin has the right, for a three year period, to purchase 2,000,000 shares of Exten common stock at $.10 and 500,000 shares of Exten common stock at $.12. All other terms of the original agreement remain in effect.


ITEM 2:  CHANGES IN SECURITIES

NONE


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

NONE


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE


ITEM 5:  OTHER INFORMATION:

In March 2002, the Company entered into a three year lease for office and laboratory facilities in Warwick, RI. The company was given the opportunity by the landlords to cancel the lease at no cost to the Company. In an attempt to control expenses, the company accepted the offer, cancelled the lease, and will continue to operate in its current location on a month to month lease basis.

In September of 2001, The Cooke Family Trust received 5,000,000 shares of Exten Common Stock in payment of a $500,000 promissory note we issued to The Cooke Family Trust in November, 2000 with registration provisions. In the event that we had not registered these shares by March 31, 2002, or such later date as the parties may agree, the Trust will have the right to return the shares to us and reinstate the note. The Company was unable to final a registration statement in the agreed upon time period. Mr. Cooke has notified the Company that he will exercise his right and return the shares to the Company. In exchange, the Company plans to issue a note that can be converted to Exten Common Stock for $.10 per share during the first twelve months, $.15 per share during the second twelve months, and $.20 during the third twelve months. Additionally, the Cooke Family Trust will be paid 10% interest per annum on the note and upon conversion, the Trust will have the right to purchase up to 5,000,000 additional shares of Exten Common Stock at $.10 per share.


ITEM 6(a):  EXHIBITS

NONE


ITEM 6(b):  REPORTS ON FORM 8-K

NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.


                       EXTEN INDUSTRIES, INC. (Registrant)

Date:  7/15/02     By:  /s/ W. Gerald Newmin                     Date: 7/15/02     By: /s/ Gregory F. Szabo
                        ----------------------------                                   ----------------------------
                        W. Gerald Newmin                                               Gregory F. Szabo
                        Chairman, Chief Executive Officer                              President, Chief Operating
                                                                                       Officer and Treasurer