Form 10QSB
period 2002-08-31
EXTEN INDUSTRIES INC
filed 2002-10-15
CIK 811779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended August 31, 2002.

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 100,760,784 shares of Common Stock, $0.01 par value as of September 30, 2002.

TABLE OF CONTENTS

                                                                        PAGE
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of August 31, 2002
  and November 30, 2001                                                    3

Condensed Consolidated Statement of Operations
  for the Three Months Ended August 31, 2002 and August 31, 2001           4

Condensed Consolidated Statement of Operations
  for the Nine Months Ended August 31, 2002 and August 31, 2001            5

Condensed Consolidated Statement of Cash Flows
  for the Nine Months Ended August 31, 2002 and August 31, 2001            6

Notes to Condensed Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis                              8

Item 3. Controls and Procedures                                           13


PART II OTHER INFORMATION                                                 13

Item 1.  Legal Proceedings                                                13

Item 2.  Changes in Securities                                            13

Item 3.  Defaults Upon Senior Securities                                  13

Item 4:  Submission of Matters to a Vote of Security Holders              13

Item 5:  Other Information                                                13

Item 6(a):  Exhibits                                                      14

Item 6(b):  Reports on Form 8-K                                           14

SIGNATURES                                                                14

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

                             EXTEN INDUSTRIES, INC.
                          (a Development Stage Company)
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                              Unaudited             Audited
                                                           August 31, 2002     November 30, 2001
                                                          -----------------    -----------------
Current Assets:
  Cash and Cash Equivalents                               $          39,898    $         367,864
  Accounts Receivable                                                15,735               40,000
  Current Portion of Notes Receivable                                 5,698               15,000
  Other Current Assets                                               23,901               83,528
                                                          -----------------    -----------------
Total Current Assets                                                 85,232              506,392
                                                          -----------------    -----------------

Property and equipment, net                                         163,847              174,659

Other Assets:
  License Agreement                                               2,308,217            2,406,593
  Notes Receivable, net                                             246,947              200,000
  Other Assets                                                       88,540               88,540
                                                          -----------------    -----------------
Total Other Assets                                                2,643,704            2,695,133
                                                          -----------------    -----------------

                                                          -----------------    -----------------
Total Assets                                              $       2,892,783    $       3,376,184
                                                          =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payables and Accrued Expenses                  $         511,364    $         353,007
  Current Portion of Notes Payable                                  139,392               79,500
  Deferred Income                                                   134,850              417,125
  Other Current Liabilities                                           9,821               11,552
                                                          -----------------    -----------------
Total Current Liabilities                                           795,427              861,184
                                                          -----------------    -----------------

Other Liabilities
  Notes Payable, net                                              1,196,617              832,713
  Other Liabilities                                                 110,345               36,349
                                                          -----------------    -----------------
Total Other Liabilities                                           1,306,962              869,062
                                                          -----------------    -----------------

Total Liabilities                                                 2,102,389            1,730,246

Minority Interest                                                   147,979              159,591

Commitments and Contingent Liabilities

Stockholders' Equity:
  Common stock, $.01 par value; 200,000,000 shares
     authorized, 100,760,784 and 97,629,444 shares
     issued and outstanding at August 31, 2002 and
     November 30, 2001, respectively                              1,007,608              976,294
  Additional Paid-in Capital                                     14,643,826           14,269,569
  Stock Subscriptions Receivable                                    (70,000)             (85,000)
  Deferred Compensation Costs                                       (24,916)              (8,250)
  Deficit Accumulated Prior to the Development Stage            (10,084,284)         (10,084,284)
  Deficit Accumulated During to the Development Stage            (4,829,819)          (3,581,982)
                                                          -----------------    -----------------

Total Stockholders' Equity                                          642,415            1,486,347
                                                          -----------------    -----------------

Total Liabilities and Stockholders Equity                 $       2,892,783    $       3,376,184
                                                          =================    =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             EXTEN INDUSTRIES, INC.
                          (a Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
               For the Three Months Ended August 31, 2002 and 2001

                                                     Three Months Ended
                                             August 31, 2002    August 31, 2001
                                             ---------------    ---------------
Revenue                                      $       198,559    $             -
                                             ---------------    ---------------

Operating Expenses:
  Selling, General and Administrative                296,178            243,746
  Research and Development                           113,100             45,595
  Depreciation and Amortization Expense               41,141                113
                                             ---------------    ---------------

Total Operating Expenses                             450,419            289,454

Operating Loss                                      (251,860)          (289,454)

Other income (expense):
  Interest Expense                                   (32,523)           (13,056)
  Interest Income                                     22,841             16,100
  Discount on Note Payable                           (32,629)                 -
                                             ---------------    ---------------

Other Income (Expense)                               (42,311)             3,044

Minority Interest in Loss of Subsidiary                  289             30,270

Net Loss Before Income Tax Provision                (293,882)          (256,140)

Income Tax Provision                                                        800

                                             ---------------    ---------------
Net Loss                                     $      (293,882)   $      (256,940)
                                             ===============    ===============

Loss per share                               $        (0.003)   $        (0.003)
                                             ---------------    ---------------
Average number of shares outstanding             100,760,784         79,174,801
                                             ---------------    ---------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             EXTEN INDUSTRIES, INC.
                          (a Development Stage Company)
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
               For the Nine Months Ended August 31, 2002 and 2001

                                                     Nine Months Ended
                                             August 31, 2002    August 31, 2001
                                             ---------------    ---------------

Revenue                                      $       623,636    $             -
                                             ---------------    ---------------

Operating Expenses:
  Selling, General and Administrative              1,200,975            721,272
  Research and Development                           454,811            122,804
  Depreciation and Amortization Expense              138,202                339
                                             ---------------    ---------------

Total Operating Expenses                           1,793,988            844,415

Operating Loss                                    (1,170,352)          (844,415)

Other income (expense):
  Interest Expense                                   (87,439)           (61,768)
  Interest Income                                     81,937             63,786
  Discount on Note Payable                           (86,904)                 -
                                             ---------------    ---------------

Other Income (Expense)                               (92,406)             2,018

Minority Interest in Loss of Subsidiary               15,271            108,524

Net Loss Before Income Tax Provision              (1,247,487)          (733,873)

Income Tax Provision                                     350              2,533

                                             ---------------    ---------------
Net (Loss)                                   $    (1,247,837)   $      (736,406)
                                             ===============    ===============

Loss per share                               $         (0.01)   $         (0.01)
                                             ---------------    ---------------
Average number of shares outstanding             100,760,784         79,174,801
                                             ---------------    ---------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                             EXTEN INDUSTRIES, INC.
                          (a Development Stage Company)
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (UNAUDITED)
               For the Nine Months Ended August 31, 2002 and 2001

                                                                      Nine Months Ended
                                                              August 31, 2002    August 31, 2001
                                                              ---------------    ---------------
Cash Flows from Operating Activities:

  Net Loss                                                    $    (1,247,837)   $      (736,406)
  Adjustments to Reconcile Net Loss to Net Cash used by
  Operating Activities:
    Depreciation and Amortization                                     123,202                339
    Accretion of Note Receivable                                      (22,500)                 -
    Discount of Notes Payable                                          89,796                  -

    Common stock issued for services                                  405,571            416,980
    Minority Interest in Loss from Subsidiary                         (11,612)          (108,524)
    Vesting of Deferred Compensation Costs                            (16,666)             6,875
  Changes in Assets and Liabilities:
    Accounts Receivable                                                24,265           (112,951)
    Other Current Assets                                               44,482             40,306
    Accounts Payable and Accrued Expenses                             156,626            138,834
    Deferred Income                                                  (282,275)                 -
    Other Liabilities                                                  73,996                  -
                                                              ---------------    ---------------
Net Cash Used by Operating Activities                                (662,952)          (354,547)

Cash Flows from Investing Activities:
  Advances on Notes Receivable                                              -           (482,500)
  Purchase of Equipment                                               (14,014)          (131,570)
  Restricted Cash for Acquisition                                                       (750,000)
                                                              ---------------    ---------------
Net Cash Used by Investing Activities                                 (14,014)        (1,364,070)

Cash Flows from Financing Activities:
  Proceeds from Notes Payable & Warrants                              334,000            750,540
  Proceeds from Exercised Options                                           -             10,000
  Proceeds from Subscribed Stock                                            -            421,500
  Proceeds on Subscriptions Receivable                                 15,000                  -
  Increase in Long term Debt, net                                           -                  -
                                                              ---------------    ---------------
Net Cash Provided by Financing Activities                             349,000          1,182,040
                                                              ---------------    ---------------

Net decrease in cash and cash equivalents                            (327,966)          (536,577)
Cash and cash equivalents, Beginning of Period                        367,864            539,103
                                                              ---------------    ---------------

                                                              ---------------    ---------------
Cash and Cash Equivalents, End of Period                      $        39,898    $         2,526
                                                              ===============    ===============

Noncash Transactions:
  Issuance of common stock warrants in connection
      with borrowings                                         $       126,900    $        - - -
  Note Payable issued for Legal Services                      $        33,392    $        - - -

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             EXTEN INDUSTRIES, INC.
                          (a Development Stage Company)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB/A for the year ended November 30, 2001. The results of operations for the nine-month periods are not necessarily indicative of the operating results anticipated for the fiscal year ending November 30, 2002.


2.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine-month periods ended August 31, 2002 and August 31, 2001 are summarized as follows:

                                                        (Unaudited)
                                                     Nine Months Ended
                                             August 31, 2002    August 31, 2001
                                             ---------------    ---------------
Cash paid for interest and income taxes:
Interest                                     $        10,130    $             0
Income taxes                                 $           350    $           800


3.  GOING CONCERN MATTERS

During fiscal years 2001 and 2000, the Company incurred net losses of $1,609,383 and $640,678, respectively. At August 31, 2002, the Company's accumulated deficit and stockholders' equity were $14,914,103 and $642,415 respectively, and its current liabilities exceeded its current assets by $710,195.

In order to continue as a going concern, develop and commercialize its technology and ultimately achieve a profitable level of operations, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources include: (1) raising additional capital through sales of preferred and common stock and convertible debt, and (2) continuing to use common stock to pay for consulting and certain professional services. In addition, management is continually seeking other potential joint venture partners or merger candidates that would provide financial, technical and/or marketing resources to enable the Company to realize the potential value of its technology. Management expects the Company to generate revenues in the near future. Management however, cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

4.  NOTES PAYABLE

During June, July, and August 2002, the Company entered into seven convertible promissory notes for a total of $189,000 with interest accruing at 10% per annum. The principal and interest are payable in 2005, three years after the inception of the notes. The lenders may convert the principal and any unpaid interest due into the Company's common stock. The conversion price varies from $.10 to $.20 at maturity. Additionally, the Company issued 1,070,000 common stock warrants convertible at $.10 per share should the notes be converted.
These warrants have been valued at $.03 per warrant and the face value of the notes has been discounted by $56,700.

On April 1, 2002, the Company negotiated a promissory note with its legal counsel, Falk, Shaff & Ziebell LLP, for legal services rendered through March 31, 2002. The note is for $33,392.27, at 10% per annum and was due and payable June 30, 2002. The Company did not pay the note and renegotiated the terms to make it payable on or before December 31, 2002.


5.  CONTINGENCIES

In March 2002, the Company was served with a lawsuit filed by George Colin alleging that the Company had defaulted in its interest payments to Mr. Colin due pursuant to a $50,000 convertible loan entered into in October 2001. The lawsuit was filed in the Superior Court of California, in the County of Orange. On February 26, 2002, Mr. Colin filed suit against the Company claiming non-performance of the contract by the Company. The Company has settled the lawsuit by voiding the original warrant agreement and issuing a new warrant agreement. Upon conversion of his note, Mr. Colin has the right, for a three-year period, to purchase 2,000,000 shares of the Company's common stock at $.10 and 500,000 shares of the Company's common stock at $.12. All other terms of the original agreement remain in effect.

In September of 2001, The Cooke Family Trust received 5,000,000 shares of the Company's common stock in payment of a $500,000 promissory note the Company issued to The Cooke Family Trust in November, 2000 with registration provisions. In the event that the Company had not registered these shares by March 31, 2002, or such later date as the parties may agree, the Trust had the right to return the shares to the Company and reinstate the note. The Company was unable to finalize a registration statement in the agreed upon time period. Initially Mr. Cooke indicated his desire to return the shares but he has not exercised that option yet. The Company is currently negotiating with Mr. Cooke to extend the registration period.


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

Overview

BUSINESS:

Exten Industries, Inc. is a holding company focusing on medical products and associated research and development activities. Our primary focus is to develop and commercialize engineered liver cells. These cells present a near term opportunity to generate sales revenues as there are no regulatory hurdles to overcome. Longer term research projects exist at our two subsidiaries involving therapeutic plasma protein production, adult stem cell research and development of a synthetic bio-liver device.

MultiCell Technologies, Inc. (formerly MultiCell Associates, Inc.), a wholly-owned subsidiary which we acquired in September 2001, develops and intends to commercialize engineered hepatic or liver cells, cell lines and associated products to be used in diagnostic and therapeutic applications. MultiCell has developed cells that are designed to function as hepatocytes in toxicology testing, drug discovery, protein production, Liver Assist Devices ("LADs") and other liver-related processes. MultiCell will continue to improve and expand the number of cell lines to meet the testing and research needs of the pharmaceutical industry.

Human liver cells are the most biochemically complex cells in the body. One of their important functions relates to the production of proteins that are used by the body to perform vital functions such as blood clotting. MultiCell has developed culture conditions wherein cells are creating a number of these proteins. A major research effort will be to expand the quantity of proteins in an attempt to create a commercially viable product.

Scientists believe there will be a great opportunity to use stem cells as a source of highly functional hepatocytes. One use for these cells would be for transplant as a treatment for certain diseases. These cells would also have value to the pharmaceutical industry in toxicology testing. MultiCell is focusing on adult liver stem cells. There is no controversy or supply issues with these cells as there is with fetal or embryonic stem cells. This is a long term project.

Xenogenics Corporation, our majority-owned subsidiary, is a developmental stage enterprise that owns all of the rights to the Sybiol synthetic bio-liver device for which a patent is pending in 15 countries, including the United States. Xenogenics is currently owned as follows:

                   Exten Industries, Inc.             56.4%
                   Kestrel Equity Partners, Ltd.      21.7%
                   Jack Schaps                        12.5%
                   W. Gerald Newmin                    8.0%
                   Others                              1.4%

The underlying concept of the liver device is that an artificial liver can act as a substitute liver for a patient whose own liver is healing from injury or disease. In addition, the device is intended for use as a "bridge" for transplant patients awaiting a donor organ. The device may also be used to assist and improve the quality of life for patients with chronic liver disease or episodic liver trauma. Xenogenics has a Research and Development Agreement and a Supplier Agreement with MultiCell under which MultiCell will supply engineered human liver cell lines and optimize the interface between these cell lines and the Sybiol device. An engineered human cell line is expected to eliminate variability in patient treatment and limit the viral risks associated with primary porcine hepatocytes.

We were incorporated in Delaware on April 28, 1970 under the name of Exten Ventures, Inc. Although we have been in existence for over thirty years, we are a developmental stage enterprise that has not yet completed production of any marketable products. Until recently, our primary focus has been the development of a synthetic bio-liver device, known as the Sybiol, through our majority-owned subsidiary, Xenogenics Corporation. Because this technology must be tested for safety and efficacy in humans in clinical trials which are reviewed by the Food and Drug Administration, we believe it will take approximately three to five years to develop, test and commercialize the liver device. With our recent acquisition of MultiCell Technologies and its development of liver-related cell lines, we are now focusing on the opportunities afforded us with the engineered liver cell lines that are currently available for drug discovery and toxicology testing. Since there are non human uses for these cells, there are no regulatory issues preventing immediate sales.

Our focus is on the generation of short-term revenue to stabilize our cash position. Although we continue to discuss equity investments with high net worth individuals, we believe that with additional performance data that is currently being generated, revenue-producing opportunities exist. Most pharmaceutical companies in the world have a need for highly functional human liver cells. The engineered liver cells developed by MultiCell appear to meet many of these needs. These cells present an immediate sales revenue opportunity. We are currently in discussion with numerous pharmaceutical companies about research agreements or direct purchase of our cells.

Some of our products will be subject to regulation in the United States by the FDA and by comparable regulatory authorities in foreign jurisdictions. Future products including Therapeutic Plasma Proteins, stem cell transplantation and the Sybiol device will be regulated under the Public Health Service Act and the Food, Drug and Cosmetic Act. The use of engineered liver cells generated by MultiCell for this application will also be regulated by the FDA. Development of a therapeutic product for human use is a multi-step process. After acceptance of a plan by the FDA, animal and human testing must be completed. Human clinical investigations typically involve three phases. Phase I is conducted to evaluate the safety of the experimental product in humans. If acceptable product safety is demonstrated, the Phase II and III studies are initiated. These trials are designed to evaluate the effectiveness of the product in the treatment of a given disease and, typically, are well controlled, closely monitored studies.

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

We have not yet begun human clinical trials for the Sybiol device. We intend to begin such trials by the end of 2003 upon completion of the redesign and validation of the device. We estimate that we will need approximately $3 million to finish the development process for the Sybiol device, including the cellular component, and to begin Phase 1 clinical trials. Assuming that we secure sufficient financing, we will use approximately $2 million of this amount in 2003 with the balance of this amount being used, starting in 2004, to begin human clinical trials. Due to the length of human trials, a finished device could not be ready for market introduction before the end of 2005 at the earliest.

Before human studies may begin, the cells provided for the system by MultiCell will be subjected to the same scrutiny as the Sybiol device. MultiCell will need to demonstrate sufficient process controls to meet strict standards for a complex medical system. This means the cell production facility will need to meet the same standards as those pertaining to a pharmaceutical company for example. Our plan is to partner with a major pharmaceutical company to bring our therapeutic proteins to market. The expertise of such a partner would be invaluable in completing such a program.

We have operated and will continue to operate by minimizing expenses as we move towards a cash positive position. The largest expenses relate to personnel and to meeting the legal and reporting requirements of being a public company. By utilizing consultants whenever possible, and asking employees to manage multiple responsibilities, operating costs are kept low. Additionally, a number of employees receive Company stock in lieu of cash as part of their compensation to help in the effort to minimize monthly expenses. We have successfully lowered our costs while we are in this development mode.

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


Results of Operations.

The following discussion is included to describe our consolidated financial position and results of operations. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.


Quarter Ended August 31, 2002 Compared to the Quarter Ended August 31, 2001

Revenues. Total revenues for the quarter ended August 31, 2002 were $ 198,559 as compared to $0 revenues for the same quarter in the prior fiscal year. The increase in revenues was attributable to a collaborative research agreement between our MultiCell Subsidiary and Pfizer Inc.

Operating Expenses. Total operating expenses for the quarter ended August 31, 2002, were $450,419 representing an increase of $169,965 as compared to the same quarter in the prior fiscal year. This increase is primarily the result of an increase in general and administrative expenses.

The increase of $52,432 in general and administrative expenses for the quarter ended August 31, 2002 is primarily attributable to increased salaries and benefits. The increase of $67,505 in research and development expenses is attributable to the Company's continued research associated with the development of engineered cell lines as well as expenses associated with fulfilling our research agreements. In addition, the $41,028 increase in depreciation and amortization expenses over the prior year is due to the additional amortization expense related to the amortization of the license agreement recorded in connection with the acquisition of MultiCell.

Other income/expense. Interest expense for the quarter ended August 31, 2002, was $32,523, which represents an increase of $19,467 over the same quarter in the prior fiscal year. This increase is attributable to interest expense incurred on the funds we borrowed for the acquisition and operation of MultiCell, as well as other notes payable. Interest income for the quarter ended August 31, 2002, was $22,841, as compared to $16,100 in the previous year's quarter. This increase is attributable to interest earned on notes receivable from loans made during the prior fiscal year and interest on a higher average cash balance during the year.

Net Loss. Net loss for the quarter ended August 31, 2002, was $293,882, as compared to a net loss of $256,940 for the same quarter in the prior fiscal year, representing an increase in net loss of $36,942. This increase is attributable to the higher operating expenses incurred during the current quarter, as discussed above, which were only offset partially by revenues generated by MultiCell following the acquisition.

Nine Months Ended August 31, 2002, Compared to Nine Months Ended August 31, 2001

Revenues. Total revenues increased to $623,636 for the nine months ended August 31, 2002 compared to $0 revenue for the nine months ended August 31, 2001. These revenues came primarily from a collaborative research agreement between our MultiCell Subsidiary and Pfizer Inc.

Operating Expenses. Total operating expenses increased to $1,793,988 for the nine months ended August 31, 2002 from $844,415 for the nine months ended August 31, 2001. The increase is due to primarily due to the inclusion of expenses from MultiCell not incurred in prior years.

The increase of $479,703 in selling and general and administrative expenses for the nine months ended August 31, 2002, is primarily attributable to salaries, benefits and operational expenses at MultiCell and Exten. The increase of $332,007 in research and development expenses is attributable primarily to continued work on our engineered liver cell lines. In addition, the $137,863 increase in depreciation and amortization expenses over the prior year nine month period is due to the additional amortization expense related to the amortization of the license agreement recorded in connection with the acquisition of MultiCell.

Other income/expense. Interest expense for the nine months ended August 31, 2002, was $87,439, which represents an increase of $25,671 over the same nine-month period in the prior year. This increase is attributable to interest expense incurred on the funds borrowed for the acquisition and operation of MultiCell, as well as other notes payable. Interest income for the nine months ended August 31, 2002, was $81,937, as compared to $63,786 for the same nine-month period in the prior year. This increase is attributable to interest earned on notes receivable from loans made during the fiscal year and interest on a higher average cash balance during the year.

Net Loss. Net loss for the nine months ended August 31, 2002, was $1,247,837, as compared to a net loss of $736,406 for the same nine-month period in the prior year, representing an increase in net loss of $511,431. This increase is attributable to the higher operating expenses incurred during the year, as discussed in greater detail above, which was partially offset by revenues generated by MultiCell following the acquisition.


Liquidity and Capital Resources

Our cash needs are currently being managed primarily through the issuance of debt or equity investments. The $724,000 contract with Pfizer has not provided all of our cash requirements. The Company is maintaining a conservative fiscal policy until the Company signs new pharmaceutical agreements that are being aggressively pursued. The Company has had discussions with more than a dozen companies interested in acquiring our engineered cells for research. We believe that some of these discussions can be brought to a conclusion in the near future. The agreements may produce cash to use for operations and research.

The Company is also discussing agreements with distribution partners. Such an agreement will involve a cash investment by the partner to MultiCell to obtain the rights to our cells. There are a number of companies that currently sell products similar to the cell products that we have. These companies have the sales and distribution forces in place and could add our product maximizing the strengths of both companies. Our goal is to find partners that can help us in all segments of the markets. These could include for example, pharmaceutical companies, contract toxicology labs, and industrial labs. The cash investments would be followed by sales and royalty revenues to maintain positive cash flow for the Company.

                         ITEM 3. CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and Treasurer, the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Treasurer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.


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

NONE


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

NONE


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE


ITEM 5:  OTHER INFORMATION:

In March 2002, the Company entered into a three year lease for office and laboratory facilities in Warwick, RI. The Company was given the opportunity by the landlords to cancel the lease at no cost to the Company. In an attempt to control expenses, the Company accepted the offer, cancelled the lease, and will continue to operate in its current location on a new three year lease.

In September of 2001, The Cooke Family Trust received 5,000,000 shares of Exten Common Stock in payment of a $500,000 promissory note we issued to The Cooke Family Trust in November 2000 with registration provisions. In the event that we had not registered these shares by March 31, 2002, or such later date as the parties may agree, the Trust will have the right to return the shares to us and reinstate the note. The Company was unable to final a registration statement in the agreed upon time period. Initially Mr. Cooke indicated his desire to return the shares but he has not exercised that option yet. The Company is currently negotiating with Mr. Cooke to extend the registration period.

ITEM 6(a):  EXHIBITS

The following exhibits are included herein:

99.1     Certification of Chief Executive Officer.

99.2     Certification of Treasurer.


ITEM 6(b):  REPORTS ON FORM 8-K

NONE


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

                       EXTEN INDUSTRIES, INC. (Registrant)

Date:  10/15/02    By:  /s/ W. Gerald Newmin                 Date:  10/15/02    By:  /s/ Gregory F. Szabo
                        ------------------------                                     ------------------------
                        W. Gerald Newmin                                             Gregory F. Szabo
                        Chairman, Chief Executive Officer                            President, Chief Operating
                                                                                     Officer, and Treasurer

Form 10-QSB Certifications

I, W. Gerald Newmin, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Exten Industries, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b)    any  fraud,   whether  or  not  material,   that  involves
                      management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                             Date:  October 15, 2002


                                             /S/ W. Gerald Newmin
                                             ---------------------------
                                             W. Gerald Newmin
                                             Chief Executive Officer






I, Gregory F. Szabo, certify that:

         7. I have reviewed this quarterly report on Form 10-QSB of Exten Industries, Inc.;

         8. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


                a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


         11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b)    any  fraud,   whether  or  not  material,   that  involves
                      management or other employees who have a significant role in the registrant's internal controls; and

         12. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            Date:  October 15, 2002


                                            /S/  Gregory F. Szabo
                                            ---------------------------
                                            Gregory F. Szabo
                                            Treasurer