Form 10KSB
period 2002-11-30
EXTEN INDUSTRIES INC
filed 2003-04-07
CIK 811779

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(X)	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2002.

Commission File Number 0-16354

EXTEN INDUSTRIES, INC. (Name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	52-1412493 (IRS Employer Identification No.)

55 Access Rd, Suite 700 Warwick, RI 02886 (401)384-1000 (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:
Title of each class Common Stock, $0.01 par value per share	Name of each exchange on which registered OTC Bulletin Board

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $ 804,538.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days (based upon 61,956,753 shares held by non-affiliates and the closing price of $.08 per share for the common stock on the over-the counter market as of March 4, 2003): $4,956,540

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 101,024,904 shares of common stock as of February 11, 2003.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure Format (check one): Yes ____ No __X_

EXTEN INDUSTRIES, INC.

FORM 10-K

PART I

Item 1. DESCRIPTION OF BUSINESS

About Exten Industries, Inc.

Exten Industries, Inc. was incorporated in Delaware on April 28, 1970 under the name of "Exten Ventures, Inc". Today, we have two independently operating subsidiaries. Our wholly-owned subsidiary, MultiCell Technologies Inc. ("MultiCell"), is now generating revenues. In February 2003, MultiCell signed a 15-year license agreement with Pfizer for non-exclusive research use of our two proprietary human liver cell lines. Also in February 2003, MultiCell began shipping assay plates containing immortalized hepatic cells to pharmaceutical and xenobiotic companies. Our majority-owned subsidiary, Xenogenics Corp. ("Xenogenics"), is a developmental stage enterprise that has not yet completed production of a marketable product. Its key product, the Sybiol® synthetic bio-liver device, remains in development and will not be ready to be marketed, assuming regulatory approval, before the end of the year 2006, at the earliest. We have operated, and continue to operate, at a deficit, which on a cumulative basis through November 30, 2002, equals $15,242,929 in a competitive industry. Our principal offices are at 55 Access Rd Warwick, RI 02886, (401) 384-1000.

About Our Business

Exten Industries, Inc. is a holding company that is focusing on the development of cells, medical products and associated research and development activities. Our primary focus, prior to the acquisition of MultiCell, had been the development of a synthetic bio-liver device. This technology will take approximately three to five years to develop and commercialize, assuming regulatory approval. To our knowledge, no mass-produced liver device of the type that we are developing is currently available. Our strategic plan has been to acquire other technologies in order to generate sufficient cash flow to support our general operations, while the referenced liver technology proceeds through the final research and development stages and government regulatory approval processes. We intend to pursue business opportunities with companies that ideally have products that are health care related and have already received government regulatory approval.

MultiCell Technologies, Inc., formerly MultiCell Associates, Inc., our wholly-owned subsidiary, was acquired in September 2001, for $2.2 million in cash and stock. MultiCell develops, sells and licenses hepatic or liver cells, cell lines, and associated products to be used in drug development, diagnostic and therapeutic applications. MultiCell has developed immortalized human cell lines with cells that are designed to function as hepatocytes (liver cells) in Synthetic Bio-Liver Devices ("Sybiol") and other liver-related processes. Immortalized cells have been genetically manipulated to perform an unnatural replication function. This allows for the continuous growth, and therefore supply, of human liver cells. There is a great need for human liver cells for critical research in the pharmaceutical industry. Sales of immortalized human cell lines for non-human uses, for which regulatory approval is not required, began in late 2002.

Xenogenics Corporation, our majority-owned (56.4%) subsidiary, is a developmental stage enterprise that owns all of the rights to the Sybiol synthetic bio-liver device for which a patent is pending in 15 countries, including the United States. The underlying concept of the device is that the artificial liver can act as a substitute liver for a patient whose own liver is healing from injury or disease. In addition, the device is intended for use as an artificial liver "bridge" for transplant patients awaiting a donor organ. The device may also be used to assist and improve the quality of life for patients with chronic liver disease or episodic liver trauma. We are currently working on a new design for this device and a compatible engineered cell line to work with it. Xenogenics has a Research and Development Agreement and a Supplier Agreement with MultiCell pursuant to which MultiCell will supply engineered pig or porcine and human liver cell lines and optimize the interface between these cell lines and the Sybiol synthetic bio-liver device. An engineered cell line is expected to eliminate variability in patient treatment and limit the viral risks associated with primary porcine hepatocytes.

We estimate that we will need approximately $500,000 to validate the Sybiol synthetic bio-liver device through large animal testing. Assuming we can establish through testing that the Sybiol device can perform liver functions, we plan to joint venture the future development of this product with a major dialysis or pharmaceutical company. After establishing such a partnership, our goal will be to seek and obtain regulatory approval and introduce the Sybiol device for general distribution in 2006.

About Our Revenues

We have begun to generate revenues. On November 1, 2001, MultiCell entered into a collaborative research agreement with Pfizer, Inc. pursuant to which Pfizer paid $724,500 to validate the efficacy of MultiCell's immortalized hepatic cells in four different experimental models. These cells, if effective, could replace the current hepatocytes used by Pfizer as well as other pharmaceutical companies. The efficacy of these cell lines was demonstrated and presented by Pfizer at the International Society for the Study of Xenobiotics ("ISSX") in October 2002.

In early 2003, Pfizer signed a 15-year license agreement for further nonexclusive research use of two cell lines. In 2003, orders from and shipments to other pharmaceutical companies have begun.

Patents and Proprietary Technology

Any proprietary protection that our Company can obtain and maintain will be important to our business. A patent application is presently pending on the process utilized by the Sybiol synthetic bio-liver device under the Patent Cooperative Treaty Protection in 15 countries. The Sybiol trademark is registered in the United States Patent and Trademark Office, number 2,048,080.

MultiCell has an exclusive, long-term license agreement with Rhode Island Hospital for use of the following patents owned by the Hospital related to liver cell lines and Liver Assist Devices (LADs)

US Patent #6,017,760, Isolation and Culture of Porcine Hepatocytes, expires October 9, 2015;
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

Each of the license maintenance fees specified above, may, at the option of MultiCell, be reduced to $10,000 if during the calendar year prior to the date of any such payment, MultiCell satisfies the contractual provisions, referred to as "due diligence" specified for such calendar year. MultiCell has satisfied the due diligence requirements for the calendar year preceding the July 1, 2003 payment date.

Need for Government Approval

Some of our products will be subject to regulation in the United States by the Food and Drug Administration ("FDA") and by comparable regulatory authorities in foreign jurisdictions. The Sybiol synthetic bio-liver device will be classified as a "biologic" regulated under the Public Health Service Act and the Food, Drug and Cosmetic Act. The use of HepLiu cells for this application will also be regulated by the FDA. Development of a therapeutic product for human use is a multi-step process. First, animal and in vitro testing must establish the potential safety and efficacy of the experimental product for a given disease. Once the product is found to be reasonably safe and potentially efficacious in animals, suggesting that human testing would be appropriate, an Investigational New Drug ("IND") application is submitted to the FDA. FDA approval, which may in some circumstances involve substantial delays, is necessary before commencing clinical investigations.

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

We have not yet begun human clinical trials for the Sybiol synthetic bio-liver device. We intend to begin such trials by the end of 2004 upon completion of the redesign and validation of the device and finding of a partner to take the project forward. Before human studies may begin, the cells provided for the system by MultiCell will be subjected to the same scrutiny as the Sybiol device. MultiCell will need to demonstrate sufficient process controls to meet strict standards for a complex medical system. This means the cell production facility will need to meet the same Good Manufacturing Practice ("GMP") standards as those pertaining to a pharmaceutical company, for example.

Research and Development

In fiscal 2002, our Company's research and development costs were $548,840. Research and development costs during fiscal 2001 were $297,424. We intend to continue our research and development during fiscal 2003. Our Xenogenics subsidiary will focus its development efforts on the Sybiol synthetic bio-liver device. Our goal is to develop compelling data utilizing the device with large animals. This data will generate interest from potential partners who will fund future development costs.

Our MultiCell subsidiary will have three major research projects. The first will be continued efforts towards improving the functionality of our immortalized hepatocytes and expanding our intellectual property base. Improvements in function will open even more markets and expand the usage in the current markets for our cells. Secondly, we will move forward on our therapeutic protein development program, taking a laboratory process and validating its commercial application. Finally, we will begin a research program focused on adult liver stem cells, for which Dr. Faris, Chief Scientific Officer, holds a patent.

Competition

We are engaged in businesses characterized by extensive research efforts, rapid technological change, and intense competition. A number of companies are pursuing artificial liver devices. However there appears to be only one real non -academic competitor in the immortalized hepatocyte business. Competitors in various stages of development of liver-related products or technologies include:

Amphioxis is focused on the sale of immortalized hepatocytes. The cells they are promoting are based on a cell line developed from a hepatoma (cancerous Liver tumor) therefore the efficacy and functionality of the cells are suspect.

Circe Biomedical (previously a wholly owned W.R. Grace subsidiary). Circe had a device using porcine primary cells in Phase III clinical studies. These studies have been halted as results proved statistically insignificant. The future of the company is not known at this time.

HemoTherapies, Inc. (formerly Hemocleanse), has a charcoal filtration device that has been granted FDA approval for liver dialysis. The company has recently declared bankruptcy and has not yet emerged with a reorganization plan.

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

To our knowledge, there is no approved affordable mass produced live-cell bio-artificial liver device currently available on the global market. Our device is intended to closely replicate human liver functions and not just to function as a blood-cleaning device. We believe that the differences in design between existing products and the Sybiol device will result in the Sybiol device achieving commercial success that will ultimately benefit our stockholders.

Employees

As of November 30, 2002, Exten had two full-time employees and one part-time employee; Xenogenics had one full-time employee and MultiCell had ten full-time employees and one part-time employee.

Item 2. DESCRIPTION OF PROPERTY

Exten

Warwick, Rhode Island. Exten leases approximately 2,700 square feet of space in an office building located at 55 Access Rd., Warwick, RI 02886. The lease for the facility in Warwick requires aggregate monthly payments of $4,863 and continues through July 31, 2004. We believe the facilities are adequate for the near future.

Arizona. As of November 30, 2002, we owned 202 undeveloped lots in the Grand Canyon Development in Valle, Arizona, approximately 70 miles south of the Grand Canyon which were acquired by prior management as a tangible asset. We currently have no policy of acquisition of land for capital gain or income. We are currently in arrears on back taxes and interest in the amount of $47,200. Presently, we plan to deed 194 lots to the State of Arizona, following which we will have no obligation or liability with respect to such lots. We are unable to deed the remaining 8 lots and intend to sell them as soon as possible. Our obligation with respect to such lots is approximately $400.

MultiCell Technologies and Xenogenics

Our two subsidiaries share the corporate Warwick, Rhode Island facility that houses administration, research, development and manufacturing of human cells and cell lines. MultiCell had a lease agreement with Rhode Island Hospital for use of laboratory facilities which expired and was not renewed and activities that had been performed at this location were moved to the Warwick facility. We are not currently considering potential new sites for our operations and don't plan to move until 2004.

Item 3. LEGAL PROCEEDINGS

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the OTC Bulletin Board under the symbol EXTI.OB. Our stock is considered penny stock and is, therefore, subject to the Securities Enforcement Remedies and Penny Stock Reform Act of 1990. Penny stock is defined as any equity security not traded on a national stock exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. Additional disclosure is required in connection with any trades involving a stock defined as a penny stock (subject to certain exceptions), including the delivery, prior to any such transaction, of a disclosure schedule explaining the penny stock market and the associated risks. Broker-dealers who recommend such low-priced securities to persons other than established customers and accredited investors satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchase and receive the purchaser's written consent prior to the transaction.

The table below gives the range of high and low bid prices of our common stock for the fiscal years ended November 30, 2002 and November 30, 2001 based on information provided by the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without mark-up, mark-down or commissions and may not necessarily represent actual transactions or a liquid trading market.

Fiscal Year Ended November 30, 2002
	High	Low
First quarter	$.14	$.08
Second quarter	$.11	$.08
Third quarter	$.08	$.04
Fourth quarter	$.08	$.04

Fiscal Year Ended November 30, 2001
	High	Low
First quarter	$.18	$.09
Second quarter	$.16	$.08
Third quarter	$.17	$.07
Fourth quarter	$.23	$.08

No cash dividends have been paid on Exten Common Stock for the 2001 and 2002 fiscal years and no change of this policy is under consideration by the Board of Directors.

The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our Company's earnings, financial requirements, opportunities for reinvesting earnings, business conditions, and other factors. There are otherwise no restrictions on the payment of dividends. The number of shareholders of record of our Company's Common Stock on February 25, 2003 was approximately 1,208.

Recent Sales of Unregistered Securities

1.

During FY 2002 we issued an aggregate of 5,170,000 options to employees, officers, directors and consultants. The options expire on various dates through 2010 and have exercise prices of $.08 per share.

2.	During FY 2002, we issued 33 convertible notes in the aggregate principal amount of $547,500. The notes are convertible into shares of our common stock at the following conversion rates:
	(1)	$.10, if converted during the first twelve (12) months after the date of the Agreement;
	(2)	$.15, if converted after the twelfth (12th) and through the twenty-fourth (24th) month of the Agreement; and
	(3)	$.20, if converted after the twenty-fourth (24th) month and prior to the maturity date.

The securities were issued pursuant to the exemption set forth in Section 4.(2) of the Securities Act on the basis that they were issued under circumstances not involving a public offering.

The notes are secured by the assets and intellectual property of MultiCell

The above transactions were issued in reliance upon the exemption provided under Section 4(2) of the Securities Act of 1933, as amended, on the basis that the securities were issued under circumstances not involving a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. These statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's ability to complete and fund its research and development. The Company's actual results may differ significantly from the results discussed in the forward-looking statements.

Overview

We were incorporated in Delaware on April 28, 1970 under the name of Exten Ventures, Inc. Although we have been in existence for over thirty years, we have not yet completed production of any marketable products. Until recently, our primary focus has been the development of a synthetic bio-liver device, known as the Sybiol, through our majority-owned subsidiary, Xenogenics Corporation. Because this technology must be tested for safety and efficacy in humans in clinical trials which are reviewed by the Food and Drug Administration, we believe it will take approximately three to five years to develop, test and commercialize the liver device. With our recent acquisition of MultiCell Technologies and its development of liver-related cell lines, we are now focusing on the opportunities afforded us with the engineered liver cell lines that are currently available for drug discovery and toxicology testing. Since there are nonhuman uses for these cells, and there are no regulatory issues preventing immediate sales, licensing and direct sales have begun.

MultiCell will continue to improve and expand the number of cell lines to meet the testing and research needs of the pharmaceutical industry.

Human liver cells are the most bio-chemically complex cells in the body. One of their important functions relates to the production of proteins that are used by the body to perform vital functions such as blood clotting. MultiCell has developed culture conditions wherein cells are creating a number of these proteins. A major research effort will be to expand the quantity of proteins in an attempt to create a commercially viable product.

Scientists believe there will be a great opportunity to use stem cells as a source of highly functional hepatocytes. One use for these cells would be for transplant as a treatment for certain diseases. These cells would also have value to the pharmaceutical industry in toxicology testing. MultiCell is focusing on adult liver stem cells. There are no controversy or supply issues with these cells as there is with fetal or embryonic stem cells. This is a long-term project.

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

Some of our products will be subject to regulation in the United States by the FDA and by comparable regulatory authorities in foreign jurisdictions. Future products including Therapeutic Plasma Proteins, stem cell transplantation and the Sybiol device will be regulated under the Public Health Service Act and the Food, Drug and Cosmetic Act. The use of engineered liver cells generated by MultiCell for this application will also be regulated by the FDA. Development of a therapeutic product for human use is a multi-step process. After acceptance of a plan by the FDA, animal and human testing must be completed. Human clinical investigations typically involve three phases. Phase I is conducted to evaluate the safety of the experimental product in humans. If acceptable product safety is demonstrated, the Phase II and III studies are initiated. These trials are designed to evaluate the effectiveness of the product in the treatment of a given disease and, typically, are well controlled, closely monitored studies. As Phase II trials are successfully completed, Phase III studies will commence with expanded controlled and uncontrolled trials which are intended to gather additional information about safety and efficacy in order to evaluate the overall risk/benefit relationship of the experimental product and provide an adequate basis for physician labeling. These studies also may compare the safety and efficacy of the experimental device with currently available products. While it is not possible to estimate the amount of time that will be required to complete Phase I, II and III studies, this process often lasts several years.

We have not yet begun human clinical trials for the Sybiol device. We intend to begin such trials by the end of 2004 upon completion of the redesign and validation of the device. We estimate that we will need approximately $500,000 to validate the efficacy of the device. Once the device has demonstrated functionality, the Company intends to seek joint venture arrangements with major renal dialysis companies to complete the development and commercialization of this product.

Presently, our focus is on the generation of short-term revenue to stabilize our cash position. Most pharmaceutical companies in the world have a need for highly functional human liver cells. The engineered liver cells developed by MultiCell appear to meet many of these needs. These cells present an immediate sales revenue opportunity. We are currently in discussion with numerous pharmaceutical companies about research agreements or direct purchase of our cells.

With respect to MultiCell's efforts on behalf of Xenogenics, before human studies may begin, the cells provided for the Sybiol system by MultiCell will be subjected to the same scrutiny as the Sybiol device. MultiCell will need to demonstrate sufficient process controls to meet strict standards for a complex medical system. This means the cell production facility will need to meet the same standards as those pertaining to a pharmaceutical company . Our plan is to partner with a major pharmaceutical company to bring our therapeutic proteins to market. The expertise of such a partner would be invaluable in completing such a program.

We have operated and will continue to operate by minimizing expenses as we move towards a cash positive position. The largest expenses relate to personnel and to meeting the legal and reporting requirements of being a public company. By utilizing consultants whenever possible, and asking employees to manage multiple responsibilities, operating costs are kept low. Additionally, a number of employees receive company stock in lieu of cash as part of their compensation to help in the effort to minimize monthly cash flow. We have successfully lowered our costs while we are in this development mode.

Once we have achieved a positive cash position, we intend to gradually add scientific and support personnel. We want to add specialists for our key research areas. These strategic additions will help us expand our product offerings leading us to additional revenues and profits. Of course as revenues increase, administrative personnel will be necessary to meet the added workload. Other expenses, such as sales and customer service, will increase commensurate with increased revenues.

The Application of Critical Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Research and Development - Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred.

Patents - Costs incurred to obtain patents, principally legal fees, are capitalized. The Company amortizes these costs on a straight-line basis over fifteen years.

Long-Lived Assets - Long-lived assets, such as property and equipment and trademark, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses for assets to be held and used are then measured based on the excess, if any, of the carrying amounts of the assets over their fair values. Long-lived assets to be disposed of in a manner that meets certain criteria are stated at the lower of their carrying amounts or fair values less costs to sell and are no longer depreciated.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statement on Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill no longer be amortized to earnings but instead be reviewed at least annually for impairment. SFAS 142 was effective for the Company's fiscal year ended December 31, 2002.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), that requires recording the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. SFAS 143 is required to be effective January 1, 2003.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for the fiscal years beginning after December 15, 2002.

The adoption of these new pronouncements did not have or is not expected to have a material effect on the Company's consolidated financial position or results of operations.

Results of Operations.

The following discussion is included to describe our consolidated financial position and results of operations. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Year Ended November 30, 2002, Compared to Year Ended November 30, 2001

Revenues. Total revenues increased to $804,538 for the fiscal year ended November 30, 2002 compared to $113,327 for the fiscal year ended November 30, 2001. These revenues came primarily from a collaborative research agreement between our MultiCell subsidiary and Pfizer Inc. which was entered into and performed during the fiscal year ended November 30, 2002. In addition, MultiCell began to receive revenues from licensing fees and product sales that management expects will be part of a continuous revenue stream. Accordingly, the Company is no longer considered a development stage company for accounting purposes.

Operating Expenses. Total operating expenses increased to $2,241,310 for the fiscal year ended November 30, 2002 from $1,756,057 for the fiscal year ended November 30, 2001. The increase is primarily due to the inclusion of expenses from MultiCell not incurred in prior years. Such expenses include general and administrative expenses, research and development costs and depreciation and amortization.

The increase of $99,498 in general and administrative expenses for the fiscal year ended November 30, 2002 over the prior year is primarily attributable to salaries, benefits and operational expenses at MultiCell and Exten. The increase of $251,416 in research and development over the prior year expenses is attributable primarily to continued work on our engineered liver cell lines. In addition, the $134,339 increase in depreciation and amortization over the prior year is due to the additional amortization expense related to the amortization of the license agreement recorded in connection with the acquisition of MultiCell.

Other income/expense. Interest expense for the fiscal year ended November 30, 2002, was $124,464, which represents an increase of $30,876 over the prior fiscal year. This increase is attributable to interest expense incurred on the funds borrowed for the acquisition and operation of MultiCell, as well as other new notes payable which were not outstanding during the prior year. Interest income for the fiscal year ended November 30, 2002, was $74,731, as compared to $79,262 for the prior year. This decrease is attributable to interest earned on notes receivable from loans made in prior years and during the current fiscal year. The amortization of the discount on notes payable for the fiscal year ended November 30, 2002, was $132,142, as compared to $25,163 for the prior year. The increase is due to increase of financing obtained during year 2002 and the impact of a full year's amortization of the debt discount related to 2001 financings. Minority interest in loss of subsidiary for the fiscal year ended November 30, 2002 was $12,334, as compared to $169,686 for the prior year. This decrease is due to the subsidiary's decrease in activity and resultant loss this year.

Net loss. Net loss for the fiscal year ended November 30, 2002, was $1,576,663, as compared to a net loss of $1,609,383 for the prior year, representing a decrease in net loss of $32,720. This decrease is attributable to the higher revenues attained during the year, as discussed in greater detail above, which was partially offset by greater expenses associated with the combined organizations.

Liquidity and Capital Resources

Our cash needs are currently being managed primarily through the issuance of debt or equity investments. The Company is maintaining a conservative fiscal policy until the Company signs new pharmaceutical agreements that are being aggressively pursued. The Company has had discussions with numerous companies interested in acquiring our engineered cells for research. Sales have begun and we believe that other discussions will be brought to a conclusion in the near future. The agreements may produce cash to use for operations and research.

The Company is also discussing agreements with various potential distribution partners. Such an agreement will involve a cash investment by the partner to MultiCell to obtain the rights to our cells. There are a number of companies that currently market products similar to the cell products that we have to our potential customers. These companies have the sales and distribution forces in place and could add our product maximizing the strengths of both companies. Our goal is to find partners that can help us in all segments of the markets. These could include, for example, pharmaceutical companies, contract toxicology labs, and industrial labs. The cash investments would be followed by sales and royalty revenues to maintain positive cash flow for the Company.

The Company anticipates that the revenue generrated by MultiCell, along with the potential cash investments by potential distribution partners will be sufficient for the Company to operate through fiscal 2003. To the extent that additional funds may be required, the Company will secure the needed funds through the sale of additional equity securities or additional borrowings. In addition, where possible, the Company may continue to satisfy obligations through the issuance of additional common stock.

Research Agreements

In October 2002, MultiCell Technologies was awarded a Phase I Small Business Innovation Research (SBIR) grant from the National Institutes of Health (NIH) to study the production of therapeutic plasma proteins by immortalized, non-tumorigenic human hepatocytes. The aim of the SBIR award is to compare the function of MultiCell's hepatocyte-derived products to recombinant and plasma-derived therapeutic plasma proteins. The grant is for $133,000 and will be paid over the grant period of one year as the work is performed. At November 30, 2002, work had not yet commenced.

Notes Payable

As of November 30, 2002, the Company, or its subsidiary, Xenogenics, are in default on notes payable with a principal balance of $129,000. Through March 31, 2003, such lenders have not demanded payment and the Company continues to accrue interest on all notes payable.

During Fiscal Year 2002, the Company entered into 33 convertible promissory notes for a total of $547,500 with interest accruing at 10% per annum. The principal and interest are payable in 2005, three years after the inception of the notes. The lenders may convert the principal and any unpaid interest due into the Company's common stock. The conversion price varies from $.10 to $.20 per share. Additionally, the Company issued 5,170,000 common stock warrants convertible at $.10 per share. The Company initially increased additionalpaid-in capital by $127,236 based on the fair value of the warrants and reduced the carrying value of the convertible promissory notes payable by the same amount for the debt discount attributable to the fair value of the warrants. In addition, after the initial allocation of the loan proceeds to the relative fair value of the warrants and the notes in 2002, the fair value of the Company's common stock exceeded the effective conversion price of certain notes on their respective dates of issuance. Such excess, which represents beneficial conversion rights, totaled $39,837, which the Company recorded by increasing both the debt discount and additional paid-in capital by that amount. The debt discount attributable to the warrants and the beneficial conversion rights is being amortized to interest expense over the term of the convertible notes.

On April 1, 2002, the Company negotiated a Promissory Note with its legal counsel, Jeffers, Shaff & Falk, LLP, now named Falk, Shaff & Ziebell, LLP, for legal services rendered through March 31, 2002. The note is for $33,392 at 10% per annum and was due and payable June 30, 2002. The Company did not pay the note and renegotiated the terms the terms on February 1, 2003. The new note voids the previous note and its terms and starts a new note of $50,000 involving monthly payments beginning March 2003 until the note is paid in full.

Item 7. FINANCIAL STATEMENTS

The full text of the Company's audited consolidated financial statements for the fiscal years ended November 30, 2002 and 2001 begins on page F-1 of this Report

Item 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective January 14, 2003, our board of directors approved the engagement of J. H. Cohn LLP, as our independent public accountants to audit our consolidated financial statements for the fiscal year ended November 30, 2002 and 2003. Swenson Advisors, LLP. was the independent certifying accountant previously engaged to audit our consolidated financial statements for the fiscal year ended November 30, 2001. On January 15, 2003, we notified Swenson Advisors, LLP. of their dismissal. The audit report provided by Swenson Advisors, LLP. does not contain an adverse opinion or disclaimer of opinion nor modification as to audit scope or accounting principles; however, the audit report for such period does contain a paragraph describing factors that raise doubt as to the Company's ability to continue as a going concern. There have been no disagreements between us and Swenson Advisors, LLP. on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures. There were no "reportable events" (as such term is defined in Item 304 of Regulation S-B) that occurred during the two years prior to dismissal and subsequent interim period.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Executive Officers of the Company as of November 30, 2002 were:

Name	Age	Position	Date elected
---------------------------	------------	-------------------------------------------------------	---------------------
W. Gerald Newmin	65	Chairman, CEO, Secretary and Director	May 17, 2000
Jerry G. Simek	59	Director	May 17, 2000
Ed Sigmund	44	Director	May 17, 2000
Gregory Szabo	49	President and Director	June 6, 2001
Ann Randolph	56	Director	June 21, 2002

W. Gerald "Jerry" Newmin began as a consultant to the Board of Directors of Exten in June 1995. On December 1, 1995, he was elected Chairman of the Board of Directors, Chief Executive Officer, and President of Exten. He currently serves as our Chairman, Chief Executive Officer and Secretary. Mr. Newmin is the Secretary and a director of Xenogenics and a director of MultiCell Technologies. Mr. Newmin serves on the Board of SYS Technologies, Inc. and is Chairman and Chief Executive Officer of SYS, a defense systems company in San Diego, California, which is publicly traded on the OTC Bulletin Board. Mr. Newmin is past Chairman of the Board of the Corporate Directors Forum, a non-profit organization of over 200 California Board members, which promotes excellence in corporate governance. He serves as an advisor to the Corporate Governance Institute at San Diego State University also serves on the Board of Directors of San Diego Defcomm, a not-for-profit consortium of defense companies based in San Diego. From 1987 to 1995, Mr. Newmin owned a management consulting firm that provided consulting expertise to both public and private companies. From 1984 to 1987, Mr. Newmin was President of HealthAmerica Corporation, then the nation's largest publicly held HMO management company. From 1977 to 1984, he was President of International Silver Company, a diversified multi-national manufacturing company that he restructured. From 1973 to 1977, Mr. Newmin was Vice President and Western Regional Director for American Medicorp, Inc., and managed 23 acute care hospitals in the Western United States. From 1962 to 1973, at Whittaker Corporation, Mr. Newmin held senior executive positions, including Chief Executive Officer of Production Steel Company, Whittaker Textiles Corporation, Bertram Yacht Corp., Narmco Materials Corp., and Anson Automotive Corp., and was instrumental in Whittaker's entry into the United States and international health care markets. Mr. Newmin has a Bachelor's degree in Accounting from Michigan State University.

Ed Sigmond was elected to the Board of Directors of Exten in 1999. He has been in sales, marketing and operations management for the past 20 years. Mr. Sigmond has served as president of Kestrel Holdings, Inc. since its inception in 1997. His duties include all executive functions from financial oversight to marketing and management of business services. Kestrel Holdings, Inc. is the general partner of Kestrel Equity Partners, Ltd., which was formed to fund Exten and Xenogenics. Mr. Sigmond served as president of Kestrel Development, a Texas based real estate development company, from 1993 to 1998 when it was dissolved. From 1992 to 1996, Mr. Sigmond was President of American Machine and Bearing of Dallas, Texas. Prior positions included Assistant to President of Alpha Aviation, Dallas, Texas, 1990-1992; Founder and President of Specialty Food Products, Arlington, Texas, 1987-1990; and Vice President/Regional Manager of Geodata Corporation, Houston, Texas 1981-1987. He has varied negotiation, sales, marketing, managerial and operational skills with existing and startup operations. He studied Marketing and Chemistry at Duquesne University.

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

Gregory F. Szabo was appointed Exten's President and Treasurer on April 19, 2001, and was appointed MultiCell Technologies' Chief Executive Officer and Secretary on September 15, 2001. From June 2000 to the present, he has served as President of Xenogenics Corporation, our majority-owned subsidiary. He has 20 years of experience in the medical device industry, including FDA product submission and insurance reimbursement experience plus sales, marketing and management responsibilities. From January 2000 to June 2000, Mr. Szabo worked as an independent management consultant for several companies, including Exten. Prior to joining Exten and Xenogenics, Mr. Szabo was President and Chief Executive Officer of Titan Scan where he managed the medical sterilization and food pasteurization business from June 1998 until January 2000. From January 1997 until June 1998, he was President and Chief Executive Officer of Goulter Medical Inc. He has also held senior management positions at Comfort Clinic, Bio Clinic, Zimmer, and Becton Dickinson. He holds a Masters in Management from Drucker Graduate School, Claremont University, Claremont, CA and a Bachelors degree from the University of Toledo.

Ann Randolph, a respected San Diego executive and consultant to the life sciences industry, was elected to the Board of Directors of Exten on June 21, 2002. Ms. Randolph, as the first managing director (1995-1999) and charter board member of BIOCOM (1993-1999), the regional trade association for life sciences, was a public advocate for the 400 San Diego companies BIOCOM represented. While at BIOCOM, she developed a buying consortium for member companies and built BIOCOM into one of the largest regional biosciences trade associations in the world. Previously, she was principal of a medical strategic planning, business development and marketing firm (1985-1995) after leaving a similar position at Scripps Clinic and Research Foundation in La Jolla, California. Randolph has served on the San Diego Regional Economic Prosperity Committee, the San Diego Regional Economic Development Corporation's industrial land use committee, the Greater San Diego Chamber of Commerce public policy committee, the Airport Master Planning Public Working Committee, and was a founding member of the High Tech Steering Committee. Randolph earned Bachelor and Master of Arts degrees in English from the University of Louisville, Kentucky. She also serves on the Corporate Directors Forum board and was named Director of the Year by the board in 2001.

Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation received for the fiscal years ended November 30, 2002, 2001, and 2000 for services rendered to the Company in all capacities by the Company's Chief Executive Officer and any officer with salary over $100,000 per year.

		Annual Compensation			Long Term Compensation Awards
		-------------------------------------------------			---------------------------------------------
Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)(1)	Restricted stock award(s) ($)	Securities Options/SARs (#)
-----------------------------	--------	------------	-------	-------------------	---------------	--------------------------
W. Gerald Newmin, Chairman of the Board, Chief Executive Officer, Secretary and Director	2002 2001 2000	-0- -0- -0-	-0- -0- -0-	$53,500 $67,841 $48,424	-0- -0- -0-	-0- 500,000 825,000
Gregory F. Szabo President, Treasurer, Director	2002 2001 2000	$66,169 $145,000 $60,000	-0- -0-	$35,176 $30,000 $15,000	-0- -0-	2,000,000 400,000 250,000

(1)

Represents the fair market value of shares of our common stock paid in lieu of cash based on the closing market price of our common stock on the date of approval by our board of directors. A total of 458,656, 311,147 and 1,614,133 shares were issued to Mr. Newmin in fiscal 2002, 2001, and 2000, respectively, and a total of 474,951, 248,918 and 62,664 shares were issued to Mr. Szabo in fiscal 2002, 2001, and 2000, respectively.

Compensation of Directors

Our bylaws authorize our board of directors to fix the compensation of directors for services related to their membership in board committees and allow the reimbursement of expenses of directors for their attendance at each meeting of our board of directors. On February 15, 2000, the board of directors resolved that each board member would receive the equivalent of $2,000 in our common stock for each board meeting in which such director participates. The number of shares issued for each meeting is based upon the closing price of our common stock on the date of the board meeting in questions. In addition to the per meeting stock grants, during fiscal year 2000, Messrs. Szabo, Sigmond and Simek were each granted options to purchase 250,000 shares of common stock, exercisable at $.21 per share; these options vest over three years and expire on May 17, 2004. During fiscal 2001, Mr. Sigmond and Mr. Simek were each granted stock options for 250,000 shares, exercisable at $.115 per share; these options vest over a period of three years and expire on July 11, 2005. During fiscal year 2002, no options were granted to board members during the fiscal year ended November 30, 2002. Prior option grants were in addition to the meeting compensation.

Jerry Simek, a director of our company is the president and sole shareholder of JGS Management Group, Inc., which has a Contractor/Management Consulting and Finders Fee Agreement with our company pursuant to which Mr. Simek provides services to our company. Mr. Simek's duties include, but are not limited to evaluation of potential acquisition candidates, corporate due diligence, and special projects. The agreement provides that Mr. Simek will be paid at the rate of $50.00 per hour, which will be converted into our common stock at the end of each month using the common stock price on the last day of the month. Mr. Simek received 26,190 shares in consideration for 55 hours of service and directors' fees of $21,000 in fiscal year 2002, and 372,318 shares in consideration for 568 hours of service and director fees of $16,000 in fiscal year 2001, under the terms of that agreement.

Gregory Szabo was granted options for 2,000,000 shares of common stock at $.08 per share. These options are exercisable over a six month period from June 7, 2002 and January 2, 2003 and will expire on June 6, 2006.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 6, 2003, certain information as to shares of our common stock owned by (i) each person known to beneficially own more than 5% of the outstanding common stock, (ii) each of our directors, and named executive officers, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each named beneficial owner is the same as that of our principal executive offices located at 55 Access Road, Suite 700, Warwick, RI, 02886.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Class Beneficially Owned
-------------------------------	-------------------------------	------------------------
W. Gerald Newmin (3)	27,701,907	21.5%
Jerry G. Simek (4)	2,855,617	2.7%
Gregory F. Szabo (5)	4,724,728	4.5%
Ed Sigmond (6)	957,896	0.9%
Kestrel Equity Partners Ltd.(7)	8,000,000	7.9%
Clifton L. Cooke, Jr. (8)	5,719,432	5.4%
The Estate of Hugo O. Jauregui (9)	8,725,000	7.9%
Ann Randolph (10)	278,571	0.3%
All executive officers and directors as a group (four persons)	36,518,719	36.1%

- 14

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
(3)

Does not include shares of our common stock owned by Mr. Newmin's spouse, over which Mr. Newmin disclaims beneficial ownership. Includes 638,889 shares issuable under options which are exercisable on or within 60 days of December 31, 2002 and 13,920,000 shares in the form of convertible notes and warrants.

(4)	Includes 309,444 shares issuable under options which are exercisable on or within 60 days of December 31, 2002.
(5)	Includes 2,052,730 shares issuable under options which are exercisable on or within 60 days of December 31, 2002.
(6)

Includes 309,444 shares issuable under options which are exercisable on or within 60 days of December 31, 2002. Does not include shares of our common stock owned by Kestrel Equity Partners Ltd., for which Mr. Sigmond serves as Managing Partner.

(7)	Kestral Equity Partners, Ltd. is a limited partnership investment fund; Ed Sigmond, one of our directors, is its Managing Partner. Its address is 2808 Cole Ave., Dallas, Texas 75204.
(8)	Includes 5,000,000 shares of the Cooke Family Trust for which Clifton Cooke is a Trustee.
(9)	The trustees of the Estate are Candice L. Dyer, M.D. and Timothy Van Johnson.
(10)	Includes 34,722 shares issuable under options which are exercisable on or within 60 days of December 31, 2002

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

JGS Management Group, Inc. (JGS), of which Jerry G. Simek, a Director of Exten, is the President and sole shareholder, provides services to Exten pursuant to a Contractor/Management Consulting and Finders Fee Agreement with Exten. The agreement provides that JGS will be compensated pursuant to an established formula for the introduction of investors who actually invest in Exten or lend Exten money. During fiscal year 2002, we issued a total of 30,295 shares of our common stock to Mr. Simek pursuant to this agreement, in consideration of 55 hours of service. The remainder of the shares were issued for his Director role. The shares were issued to Mr. Simek's trust at the request of JGS Management. None of the shares issued to Mr. Simek were issued to him as finders fee compensation.

From August 2001 through November 2002, we borrowed an aggregate of $1,632,500 in order to finance the acquisition of MultiCell and for working capital. Of this amount, we borrowed $655,000 from Mr. Newmin, our chairman and Chief Executive Officer, and $50,000 from Mr. Szabo, our President. The notes bear interest at the rate of 10% per annum, with all principal and accrued interest due and payable in August 2004 and various dates in 2005.

Mr. Newmin and Mr. Szabo each may convert his loan into shares of our common stock prior to the due date of the loan at the following conversion rates (i) $.10, if converted during the first twelve (12) months after the date of this Agreement; (ii) $.15, if converted after the twelfth (12th) and through the twenty-fourth (24th) month of this Agreement; and (iii) $.20, if converted after the twenty-fourth (24th) month and prior to the maturity date. In addition, Messrs. Newmin and Szabo received warrants to purchase 6,550,000 and 500,000 shares of our common stock, respectively, at an exercise price of $.10 per share.

Item 13. CONTROLS AND PROCEDURES

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

Item 14. EXHIBITS LIST AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description	Page
----------------	----------------------------------------------------------------------------------	-----------
23.1	Consent of Independent Public Accountants-J.H. Cohn, LLP	F24
23.2	Consent of Independent Public Accountants-Swenson Advisors, LLP	F24
99.1	Section 906 Certification of Chief Executive Officer	20
99.2	Section 906 Certification of Treasurer	21

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15D of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

EXTEN INDUSTRIES, INC. (Registrant)

By /s/ W. Gerald Newmin W. Gerald Newmin Chairman & CEO Dated 3/21/03

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
-------------------------------------	------------------------------------------	---------------------
/s/ W. Gerald Newmin W. Gerald Newmin	Chairman ,CEO and Secretary	3/21/03

/s/Jerry G. Simek Jerry G. Simek	Director	3/21/03

/s/ Gregory F. Szabo Gregory F. Szabo	President, COO and Treasurer	3/21/03

/s/ Ed Sigmond Ed Sigmond	Director	3/21/03

/s/ Ann Randolph Ann Randolph	Director	3/21/03

Exhibit 99.1

Form 10-KSB Certifications

I, W. Gerald Newmin, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Exten Industries, Inc.;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: .......................................

/S/ W. Gerald Newmin W. Gerald Newmin Chief Executive Officer

Exhibit 99.2

I, Gregory F. Szabo, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Exten Industries, Inc.;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:.......................................

/S/ Gregory F. Szabo Gregory F. Szabo Treasurer

Exhibits

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND TREASURER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Exten Industries, Inc. (the "Company") on Form 10-KSB for the period ending November 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gerald W. Newmin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

	By:	/s/ Gerald W. Newmin
	Name:	Gerald W. Newmin
	Title:	Chief Executive Officer

In connection with the Annual Report of Exten Industries, Inc. (the "Company") on Form 10-KSB for the period ending November 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gregory F. Szabo, Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

	By:	/s/ Gregory F. Szabo
	Name:	Gregory F. Szabo
	Title:	Treasurer

G:\CLIENTS\EXTEN\FILINGS\10-Q\906CERT.DOC

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

Exten Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of EXTEN INDUSTRIES, INC. AND SUBSIDIARIES as of November 30, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exten Industries, Inc. and Subsidiaries as of November 30, 2002, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has sustained recurring losses and it had a working capital deficiency and an accumulated deficit at November 30, 2002. In addition, the Company was in default on certain notes payable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result form the outcome of this uncertainty.

J. H. Cohn LLP

San Diego, California

March 4, 2003

- F 1 -

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

SWENSON ADVISORS, LLP

An Accountancy Firm

San Diego, California

February 25, 2002

- F 2 -

Exten Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
November 30, 2002 and 2001

ASSETS
	2002	2001
	-----------------	-------------------
Current assets:
Cash and cash equivalents	$43,892	$367,864
Accounts receivable, net	35,181	40,000
Current portion of notes receivable	5,813	15,000
Other current assets	26,026	83,528
	-----------------	-------------------
Total current assets	110,912	506,392
	-----------------	-------------------
Property and equipment, net	154,295	174,659
	-----------------	-------------------
Other assets:
License agreement, net of accumulated amortization of $159,232 and $26,800.	2,273,371	2,406,593
Notes receivable, net of current portion	237,949	200,000
Other assets	111,835	88,540
	-----------------	-------------------
Total other assets	2,623,155	2,695,133
	-----------------	-------------------
Total assets	$2,888,362	$3,376,184
	=================	===================

See accompanying notes on consolidated financial statements.

- F 3 -

Exten Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
November 30, 2002 and 2001

LIABILITIES AND STOCKHOLDERS' EQUITY
	2002	2001
	-----------------	-------------------
Current liabilities:
Accounts payable and accrued expenses	$702,259	$353,007
Current portion of notes payable	138,892	79,500
Deferred income	30,100	417,125
Other current liabilities	34,467	11,552
	-----------------	-------------------
Total current liabilities	905,718	861,184
	-----------------	-------------------
Other liabilities:
Notes payable, net	1,319,281	832,713
Other liabilities	119,695	36,349
	-----------------	-------------------
Total other liabilities	1,438,976	869,062
	-----------------	-------------------
Total liabilities	2,344,694	1,730,246
	-----------------	-------------------
Minority interest	147,257	159,591
	-----------------	-------------------
Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value: 200,000,000 shares authorized, 101,024,904 and 97,629,444 shares issued and outstanding at November 30, 2002 and 2001, respectively	1,010,249	976,294
Additional paid-in capital	14,724,007	14,269,569
Stock subscriptions receivable	(70,000)	(85,000)
Deferred compensation costs	(24,916)	(8,250)
Accumulated deficit	(15,242,929)	(13,666,266)
	-----------------	-------------------
Total stockholders' equity	396,411	1,486,347
	-----------------	-------------------

Total Liabilities and Stockholders' Equity	$2,888,362	$3,376,184
	=================	===================

See accompanying notes on consolidated financial statements.

- F 4 -

Exten Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
For Years ended November 30, 2002 and 2001

	2002	2001
	-----------------	-----------------
Revenue	$804,538	$113,327
	-----------------	-----------------
Operating expenses:
General and administrative	1,525,126	1,425,628
Research and development	548,840	297,424
Depreciation and amortization	167,344	33,005
	-----------------	-----------------
Total operating expenses	2,241,310	1,756,057
	-----------------	-----------------
Operating loss	(1,436,772)	(1,642,730)
	-----------------	-----------------
Other income (expense):
Interest expense	(124,464)	(93,588)
Discount on notes payable	(132,142)	(25,163)
Interest income	74,731	79,262
Discount on note receivable	30,000	(95,000)
Minority interest in loss of subsidiary	12,334	169,686
	-----------------	-----------------
Total other income (expense)	(139,541)	35,197
	-----------------	-----------------
Loss before income tax provision	(1,576,313)	(1,607,533)

Income tax provision	350	1,850
	-----------------	-----------------
Net loss	$(1,576,663)	$(1,609,383)
	=================	=================
Loss per share	$(0.02)	$(0.02)
Weighted average number of shares outstanding	99,458,556	81,208,211

See accompanying notes on consolidated financial statements.

- F 5 -

Exten Industries, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
For Years ended November 30, 2002 and 2001

	Common Stock
	------------------------
	Shares	Amount	Additional Paid-in Capital	Stock Subscriptions Receivable	Deferred Compensation Costs	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	------------	------------	------------	------------	------------	------------	------------
Balance, November 30, 2000	73,586,502	$ 735,865	$11,409,980	$ (81,500)	$ (16,500)	$(12,056,883)	$ (9,038)

Issuance of stock for services	4,035,546	40,355	405,141	-	8,250	-	453,746

Issuance of stock for note payable	5,000,000	50,000	450,000	-	-	-	500,000

Acquisition of MultiCell Associates	12,083,334	120,833	1,329,167	-	-	-	1,450,000

Issuance of stock for cash and other	2,824,062	28,241	65,759	11,500	-	-	105,500

Effect of issuance of stock by subsidiary in excess of book value	-	-	298,572	-	-	-	298,572

Exercise of stock options	100,000	1,000	9,000	-	-	-	10,000

Common stock warrants issued in connection with borrowings	-	-	301,950	-	-	-	301,950

Note receivable from stockholder	-	-	-	(15,000)	-	-	(15,000)

Net loss	-	-	-	-	-	(1,609,383)	(1,609,383)
	------------	------------	------------	------------	------------	------------	------------
Balance, November 30, 2001	97,629,444	976,294	14,269,569	(85,000)	(8,250)	(13,666,266)	1,486,347

Issuance of stock for services	3,395,460	33,955	287,364	-	(16,666)	-	304,653

Partial extinguishment of receivable	-	-	-	15,000	-	-	15,000

Common stock warrants issued in connection with borrowings	-	-	167,074	-	-	-	167,074

Net loss	-	-	-	-	-	(1,576,663)	(1,576,663)
	------------	------------	------------	------------	------------	------------	------------
Balance, November 30, 2002	101,024,904	$1,010,249	$14,724,007	$ (70,000)	$ (24,916)	$(15,242,929)	$ 396,411
	============	============	============	============	============	============	============

See accompanying notes on consolidated financial statements.

- F 6 -

Exten Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For Years ended November 30, 2002 and 2001

	2002	2001
	--------------	------------
Cash flows from operating activities:
Net loss	$(1,576,663)	$(1,609,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167,344	33,005
Discount on note receivable	(30,000)	95,000
Discount on notes payable	132,142	25,163
Valuation allowance on note receivable		305,000
Common stock issued for services	304,653	445,496
Minority interest in loss of subsidiary	(12,334)	(169,686)
Vesting of deferred compensation costs		8,250

Changes in operating assets and liabilities:
Accounts receivable	4,819	(40,000)
Other current assets	57,502	(48,258)
License agreement		(2,433,393)
Other assets	(23,295)	5,265
Accounts payable and accrued expenses	382,644	197,472
Deferred income	(387,025)	417,125
Other liabilities	106,261	36,349
	--------------	------------
Net cash used in operating activities	(873,952)	(2,732,595)
	--------------	------------

See accompanying notes on consolidated financial statements.

- F 7 -

Exten Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For Years ended November 30, 2002 and 2001

	2002	2001
	--------------	------------
Cash flows from investing activities:
Advances for notes receivable		(482,500)
Purchase of equipment	(13,758)	(95,644)
Principal payments on notes receivable	1,238	-
	--------------	------------
Net cash used in investing activities:	(12,520)	(578,144)
	--------------	------------

Cash flows from financing activities:
Proceeds from notes payable	547,500	1,164,000
Payments of notes payable		-
Proceeds from sale of stock		94,000
Proceeds from exercised options	-	10,000
Proceeds from subscribed stock	15,000	11,500
Proceeds from sale of stock by subsidiary		410,000
Purchase of MultiCell Associates, Inc.		1,450,000
	--------------	------------
Net cash provided by financing activities	562,500	3,139,500
	--------------	------------

Net decrease in cash and cash equivalents	(323,972)	(171,239)
Cash and cash equivalents, beginning of year	367,864	539,103
	--------------	------------
Cash and cash equivalents, end of year	$43,892	$367,864
	==============	============

Supplemental disclosures:
Interest paid	$18,203	$45,219
Income taxes	$350	$1,600

Non-cash transactions:
Issuance of stock warrants in connection with borrowings	$167,074	$301,950
Issuance of stock for debt	$-	$500,000
Settlement of accounts payable and accrued expenses for stock	$33,392	$-

See accompanying notes on consolidated financial statements.

- F 8 -

Exten Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2002 and 2001

Note 1 - Summary of Organization and Significant Accounting Policies

Organization - Exten Industries, Inc. is a holding company for its two subsidiaries, Xenogenics Corporation and MultiCell Associates, Inc. (together the "Company"). Xenogenics was incorporated in February 1997 to focus on the research and development of Sybiol technology. At the time of Xenogenic's incorporation, the Company reentered the development stage. In September 2001, the Company purchased MultiCell Technologies, Inc. ("MultiCell"), which was previously named MultiCell Associates, Inc. (see Note 6). MultiCell is in the business of the development and commercialization of hepatic cells, cell lines and associated products to be used in diagnostic and therapeutic applications. Management considers the Company's activities to be in one segment related to liver-cell bio-technology.

On November 1, 2001, MultiCell entered into a collaborative research agreement with Pfizer, Inc. ("Pfizer") pursuant to which Pfizer began the process of validating the efficacy of MultiCell's immortalized hepatic cells in four different experimental models (see Note 10). During the fiscal year ended November 30, 2002, Pfizer demonstrated the efficacy of these cell lines to the scientific community in October 2002 and MultiCell began to receive revenues from licensing fees and product sales that management expects will be part of a continuous revenue stream. Accordingly, the Company is no longer a development stage company for accounting purposes.

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

Credit Risk - It is the Company's practice to place its cash equivalents in high quality money market securities with one major banking institution. Periodically, the Company maintains cash balances at this institution that exceed the Federal Deposit Insurance Corporation insurance limit of $100,000 per bank. The Company considers its credit risk associated with cash and cash equivalents to be minimal. The Company does not require collateral from its customers. The Company closely monitors the extension of credit to its customers while maintaining an allowance for potential credit losses. On a periodic basis, management evaluates its accounts receivable and, if warranted, establishes an allowance based on current credit considerations. However, accounts receivable at November 30, 2002 and 2001 consist primarily of amounts due under contractual agreements. All accounts receivable related to contractual agreements are collectible; accordingly, the Company recorded no allowance for doubtful accounts.

Revenue Recognition -The Company recognizes revenue at the time service is performed on commercial contracts and collectability is assured. Revenue from government grants is a reimbursement for expenditures associated with the research. The Company submits bills to the grant agency and revenue is recognized at the time the expenses are reimbursed.

- F 9 -

Exten Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2002 and 2001

Note 1 - Summary of Organization and Significant Accounting Policies, continued

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

License Agreements - Costs incurred to obtain license agreements, principally legal fees, are capitalized. The Company amortizes these costs on a straight-line basis over the term of the respective license agreement. Amortization totaled $132,432 and $26,800 for the years ended November 30, 2002 and 2001, respectively.

Impairment of long-lived assets - The impairment of long-lived assets that do not have definite lives, such as property and equipment and trademarks, is recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. The Company did not record any charges for the impairment of long-lived assets in 2002 or 2001.

Stock-Based Compensation - Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", provides for the use of a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Entities electing to continue to use the intrinsic value method must make pro forma disclosures of net income or loss and earnings or loss per share as if a fair value method of accounting had been applied. The Company has elected to continue to account for its stock-based compensation to employees under APB 25.

Research and Development Costs - Research and development costs are expensed as incurred.

Income Taxes - Deferred income taxes are provided for the estimated tax effects of temporary differences between income for tax and financial reporting. A valuation allowance is provided against deferred tax assets, where realization is uncertain. The income tax provision is the tax payable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Loss Per Share - The Company computed basic and diluted loss per share amounts for 2002 and 2001 pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". The Company has incurred losses applicable to common stock during the years ended 2002 and 2001. The assumed effects of the exercise of outstanding stock options, warrants, and conversion of notes were anti-dilutive and, accordingly, diluted per share amounts have not been presented in the accompanying consolidated statements of operations. Accordingly, diluted loss per share equals basic loss per share. The total number of potential common shares excluded from the calculation of diluted loss per share for the years ended November 30, 2002 and 2001 was 25,001,556 and 14,676,556, respectively.

- F 10 -

Exten Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2002 and 2001

Note 1 - Summary of Organization and Significant Accounting Policies, continued

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of these financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Environmental Remediation - Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the Company's commitment to a formal plan of action. As of November 30, 2002, no amounts have been accrued for environmental liabilities.

Reclassifications - Certain prior year balances have been reclassified to conform to the current year presentation.

- F 11 -

Exten Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2002 and 2001

Note 2 - Going Concern

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of November 30, 2002, the Company has operating and liquidity concerns, has incurred an accumulated deficit of $15, 242,929 as a result of recurring losses, has current liabilities that exceed current assets by $794,806 and is in default on certain notes payable (see Note 9). These factors, among others, create an uncertainty about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to successfully acquire the necessary capital to continue its on-going research efforts and bring it to the commercial market. Management's plans to acquire future funding include sales of its proprietary media, immortalized cells and primary cells to the pharmaceutical industry. Additionally, the Company continues to pursue research projects, government grants and capital investment. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

Note 3 - Notes Receivable

As of November 30, 2000, in connection with a letter of intent to purchase the outstanding common stock of Lexicor Medical Technology ("Lexicor"), the Company advanced a total of $600,000 for a note receivable from Lexicor and 83,333 common stock warrants. The Company allocated $17,500 to the warrants resulting in a discount on the note. The warrants entitle the Company to purchase up to 83,333 shares of Lexicor's common stock. The note has a stated interest rate of 10% per annum. Principal and interest was due and payable on May 31, 2001; however, according to its terms the note was automatically extended with principal and interest due January 2, 2005. As of November 30, 2002, the Company discounted this long-term note receivable and provided a valuation allowance thereby reducing the carrying amount of the note to $230,000. In the event of default, Lexicor must issue common shares to the Company equal to 51% of the issued and outstanding shares of Lexicor. Unpaid principal and accrued interest on this note receivable may be converted at any time until maturity into Lexicor common stock at a per share price of $6.00. All interest payments are current through November 30, 2002

As of April 17, 2001, in connection with a letter of intent to purchase Armstrong Industries, Inc., ("Armstrong") the Company advanced $15,000 to Armstrong for a note receivable that was due May 1, 2002. Interest is due from June 1, 2001 on the unpaid principal at the rate of 12% per annum. Armstrong was unable to repay the note in full. The Company agreed to a monthly payment schedule to repay the debt. Beginning June 15, 2002, Armstrong agreed to pay $558.67 per month for 33 months. The payments are current through November 30, 2002.

- F 12 -

Exten Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2002 and 2001

Note 3 - Notes Receivable, continued

Notes receivable at November 30, 2002 and 2001 are as follows:

	2002	2001
	--------------	--------------
Notes receivable	$ 613,762	$ 615,000
Less: discounts to net present value	(65,000)	(95,000)
Less: valuation allowance	(305,000)	(305,000)
	--------------	--------------
Net notes receivable	243,762	215,000
Less: current portion	(5,813)	(15,000)
	--------------	--------------
	$ 237,949	$ 200,000
	========	========

Note 4- Property and Equipment

Property and equipment is valued at cost, less accumulated depreciation and amortization is as follows:

	2002	2001
	--------------	--------------
Lab equipment	$192,590	$189,118
Furniture and fixtures	30,585	29,330
Equipment	5,490	4,459
Leasehold improvements	48,995	40,995
	--------------	--------------
	277,660	263,902
Less: Accumulated depreciation and amortization	123,365	89,243
	--------------	--------------
Property and equipment, net	$154,295	$ 174,659
	========	========

Depreciation and amortization expense totaled $34,122 in 2002 and $6,205 in 2001.

- F 13 -

Exten Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2002 and 2001

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

Note 6 - Acquisition of MultiCell Associates, Inc.

On September 13, 2001, the Company acquired all of the capital stock of MultiCell for $2,200,000, of which $750,000 was paid in cash and the remaining $1,450,000 was paid by the issuance of 12,083,334 shares of Exten common stock. MultiCell is in the business of the development and future commercialization of hepatic cells, cell lines and associated products to be used in diagnostic and therapeutic applications. The Company accounted for the acquisition in accordance with SFAS No. 141 "Business Combinations".

The following table summarizes the estimated fair values of the assets and liabilities assumed at September 13, 2001:

Current assets	$ 168,436
Property and equipment	176,186
License agreement	2,433,393
Other assets	5,940
--------------
Total assets acquired	2,783,955
--------------
Current liabilities	(446,629)
Long-term debt	(125,000)
Other liabilities	(12,326)
--------------
Total liabilities assumed	(583,955)
--------------
Net assets acquired	$ 2,200,000
=========

The Company has an exclusive license agreement with Rhode Island Hospital for use of patents owned by the hospital related to liver cell lines and liver assist devices. The Company pays an annual fee of $10,000. The license agreement also requires royalty payments upon completion of certain milestones. The Company has not met these milestones as of November 30, 2002. The license agreement is being amortized over an estimated useful life of approximately 18 years. Amortization expense totaled $133,222 in 2002 and $26,800 in 2001.

The License Agreement acquired during the purchase includes the ownership of six patents of which the primary patent for immortalized hepatocytes is being utilized. The License Agreement is being amortized over the estimated useful life of this patent of approximately 18 years.

- F 14 -

Exten Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2002 and 2001

The unaudited condensed pro forma consolidated statement of operations of the Company for the year ended November 30, 2001, assuming the acquisition of MultiCell occurred as of December 1, 2000 follows:

2001
--------------
Revenue	$ 340,421
--------------

Research and development	633,306
General and administrative	1,650,978
Depreciation and amortization	160,416
--------------
Total expenses	2,444,700
--------------

Operating loss	(2,104,279)

Other income	80,782
--------------

Loss before income tax provision	(2,023,497)

Income tax provision	1,850
--------------

Net loss	$(2,025,347)
=========

Loss per share	$(.03)
=========

- F 15 -

Exten Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2002 and 2001

Note 7 - Income Taxes

The Company provides for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company had net deferred tax assets of approximately $3,220,000 and $2,877,000 at November 30, 2002 and 2001 relating primarily to the net operating loss carry-forwards generated by its operations. For financial statement purposes, the deferred tax assets have been almost fully offset by valuation allowances due to the uncertainties related to the extent and timing of the assets. The valuation allowance has increased by approximately $629,000 and $639,000 for 2002 and 2001, respectively. The Company did record current state income tax provisions of $350 and $1,850 for 2002 and 2001, respectively.

A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the provisions for state income taxes for the years ended November 30, 2002 and 2001 are set forth below:

	2002	2001
	--------------	--------------
Income tax benefit	$(536,065)	$(546,561)
State income benefit, net of federal tax	(92,235)	(93,879)
Valuation allowance	628,650	638,550
Other, net	-	3,740
	--------------	--------------
Income tax expense	$ 350	$ 1,850
	========	========

The Company's net operating loss carry-forwards expire as follows:

Year Loss Generated	Balance of Loss Carry-forwards	Year of Expiration
---------------------------------------	-------------------------	-------------------------
November 30, 1999 and prior	$5,264,158	2008 through 2019
November 30, 2000	1,025,963	2020
November 30, 2001	1,604,660	2021
November 30, 2002	1,516,313	2022
	-------------------------
	$9,411,094
	===============

- F 16 -

Exten Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2002 and 2001

Note 8 - Lease commitments

Lease - The Company and its two subsidiaries lease a Warwick, Rhode Island facility that houses administration, research, development and manufacturing of human cells and cell lines. The lease for the facility in Warwick requires aggregate monthly payments of $4,064 and continues through July 31, 2004. In addition, the Company leases certain office equipment under operating leases that expire at various dates through 2006. The following table summarizes the future rental commitments under all operating leases for years subsequent to November 30, 2002.

Year ending November 30	Amount
-----------------------------------	---------------
2003	$ 52,790
2004	34,420
2005	1,908
2006	1,749
---------------
Total	$ 90,867
===============

Rent expense was $128,329 and $11,218 for the fiscal years ended November 30, 2002 and 2001, respectively

- F 17 -

Exten Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2002 and 2001

Note 9 - Notes payable:

Notes payable at November 30, 2002 and 2001 consisted of the following:

	2002	2001
	----------------------	----------------------
Xenogenics convertible promissory note payable with interest at 10%, due on April 17, 2001, in default at November 30, 2002	$10,000	$10,000

Xenogenics convertible promissory note payable to a related party with interest at 8%, due on November 10, 2000, in default at November 30, 2002	15,000	15,000

MultiCell promissory note payable to Rhode Island Cellular Medicine, Inc. with interest at 5.25%, due on or before February 9, 2004	125,000	125,000

Convertible promissory notes payable to related parties with interest at 10%, due on varying dates in 2004 and 2005	1,258,000	935,000

Convertible promissory note payable with interest at 12%, due on October 15, 2002, in default at November 30, 2002	50,000	50,000

Convertible promissory notes payable with interest at 10%, due in 2005	224,500	-

Promissory note payable to a related party with interest at 10%, due June 30, 2002, in default at November 30, 2002	54,000	54,000

Promissory note payable with interest at 10% in monthly installments of $4,000 for principal and interest until paid off	33,392	-
	----------------------	----------------------

Totals	1,769,892	1,189,000

Less:
Unamortized discounts attributable to warrants and beneficial conversion features on certain promissory notes payable	(311,719)	(276,787)

Current portion of notes payable	(138,892)	(79,500)
	----------------------	----------------------

Notes payable - long-term portion	$1,319,281	$832,713
	===============	===============

- F 18 -

Exten Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2002 and 2001

Note 9 - Notes payable: continued

The Company continues to accrue interest on all notes in default.

The Xenogenics convertible notes payable are convertible into common stock of Xenogenics at $1.875 per share (see Note 12).

The 10% convertible promissory notes payable are convertible into common stock of the Company at conversion prices that vary from $.10 to $.20 per share. In addition, during the fiscal years ended November 30, 2002 and 2001, the Company issued a total of 5,170,000 and 9,350,000 warrants to purchase common stock exercisable at $.10 per share to the lenders on the respective dates of the issuances of the notes. The Company initially increased additional paid-in capital by $127,236 and $280,500 in 2002 and 2001, respectively, based on the fair value of the warrants and reduced the carrying value of the convertible promissory notes payable by the same amount for the debt discount attributable to the fair value of the warrants. In addition, after the initial allocation of the loan proceeds to the relative fair values of the warrants and the notes in 2002, the fair value of the Company's common stock exceeded the effective conversion price of certain notes on their respective dates of issuance. Such excess, which represents beneficial conversion rights, totaled $39,837 which the Company recorded by increasing both debt discount and additional paid-in capital by that amount. The debt discount attributable to the warrants and the beneficial conversion rights is being amortized to interest expense over the term of the convertible notes.

The 12% convertible note payable was issued in October 2001 and is convertible into common stock of the Company at a conversion price of $.07 per share. In addition, the Company issued 715,000 common stock warrants exercisable at $.10 per share to the lender at the date of the issuance of the note. The Company initially increased additional paid-in capital by $21,450 based on the fair value of the warrants and reduced the carrying value of the note by the same amount for the debt discount attributable to the fair value of the warrants. Such discount was fully amortized during the period from the issuance of the note to its original maturity date in October 2002.

During 2002, the note went into default and the lender and the Company reached an agreement whereby (i) the 715,000 warrants granted in 2001 were cancelled, (ii) the lender will be allowed to convert the note into 724,000 shares of common stock of the Company and (iii) upon conversion of the note, the lender will receive warrants to purchase 2,000,000 shares of common stock of the Company exercisable at $.10 per share through 2005 and 500,000 shares of common stock of the Company exercisable at $.12 per share through 2005. The lender has agreed to convert the note at such time as the Company is able to complete the registration of the shares under the Securities Act of 1933. If and when the note is converted the new warrants will become issuable and the Company will record a charge for the fair value of those warrants.

- F 19 -

Exten Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2002 and 2001

Note 9 - Notes payable: continued

During the fiscal year ended November 30, 2002, the Company converted $33,392 of accounts payable into the 10% promissory note payable in monthly installments.

During the fiscal year ended November 30, 2001, the Company converted a 10% promissory note with a principal balance of $500,000 into 5,000,000 shares of common stock.

Interest expense of $111,058 and $21,822 and amortization of debt discount of $124,170 and $22,081 were attributable to notes payable to related parties in the fiscal years ended November 30, 2002 and 2001, respectively.

The maturities of notes payable in years subsequent to November 30, 2002 are as follows:

Year Ending November 30	Amount
---------------------------------------	----------------
2003	$138,892
2004	1,194,000
2005	437,000
----------------
Total	$1,769,892
==========

Note 10 - Research Contracts

On November 1, 2001, MultiCell entered into a research contract with Pfizer to test MultiCell's library of hepatocyte cell lines. The contract was for $724,500, which the Company received over the contract period that ended October 31, 2002. The Company recognized revenue of $664,125 and $60,375 during the fiscal years ended November 30, 2002 and 2001, respectively.

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

The total number of options and restricted shares that can be awarded under the 2000 Stock Incentive Plan is 5,000,000. As of the first day of each calendar year commencing January 1, 2001, this total will automatically increase by 2% of the total number of common shares then outstanding or 500,000, whichever is less. At November 30, 2002, the Company had 9,640,000 options for common stock issued and outstanding. The option price, number of shares, grant date, and vesting period are determined at the discretion of the Company's Board of Directors. The exercise price of each ISO granted under the plan must equal 100% of the market price of the Company's stock on the date of grant. The exercise price of each NSO grant under the plan cannot be less than 85% of the market price of the Company's stock on the date of grant. An option's maximum term is 10 years. Under the 2000 Employee Benefit Plan, one or more Performance Awards may be granted to any eligible person providing services to or for the Company. The value of such awards may be linked to the market value, book value or other measure of the value of the common stock or other specific performance criteria determined appropriate by the Board of Directors or the Compensation Committee (Committee). The Board or the Committee may approve stock payments to eligible persons who elect to receive such payments in the manner determined by the Board or the Committee. The total number of shares that can be awarded under the 2000 Employee Benefit Plans is 35,000,000. Federal, state or local taxes that are subject to the withholding tax at the source will be withheld by the Company as required by applicable law. The Company is entitled to the required deduction from other compensation for these taxes or in the alternative may require the participant to advance such sums or if the participant elects the Company may withhold, or require the return of, shares having the fair market value equal to the sums required to be withheld. This election is subject to the Board's approval.

- F 20 -

Exten Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2002 and 2001

Note 11 - Stock Compensation Plans, continued

Prior to 2000, the Company had issued options with terms of up to 10 years and exercise prices of $.10 per share (the fair market value at the respective dates of grant) to various employees, officers and directors of the Company in return for various services rendered to the Company.

Changes during the years ended November 30, 2002 and 2001 in stock options outstanding for the Company were as follows:

	2002		2001
	----------------------------		----------------------------
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
	-----------	-----------	-----------	-----------
Options outstanding at beginning of year	4,400,000	$0.15	2,665,000	$0.17
Granted	5,300,000	$0.08	2,205,000	$0.12
Forfeited	(145,000)	$0.15	(370,000)	$0.17
Exercised		-	(100,000)	$0.10
	-----------		-----------
Options outstanding at end of year	9,555,000	$0.12	4,400,000	$0.15
	===========	===========	===========	===========

Options exercisable at end of year	6,518,889		1,011,666
	===========		===========

The following table summarizes information about stock options outstanding at November 30, 2002, all of which are at fixed prices:

Range of Exercise Prices	Number Outstanding At 11/30/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise,Price	Number Exercisable At 11/30/02
---------------------------	---------------------------	---------------------------	---------------------------	---------------------------
$.10 - $.50	2,075,000	1.32	$.24	1,779,167
$.115 - $.12	2,180,000	2.46	$.12	878,611
$.08	5,300,000	3.00	$.08	3,861,111
	---------------------------			---------------------------
	9,555,000			6,518,889
	===============			===============

- F 21 -

Exten Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2002 and 2001

Note 11 - Stock Compensation Plans, continued

SFAS 123 provides for the use of a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic value method of accounting prescribed by APB 25. Entities electing to continue to use the intrinsic value method must make pro forma disclosures of net income or loss and earnings or loss per share as if a fair value method of accounting had been applied.

The Company and its subsidiary (see Note 12) have elected to continue to account for their stock-options issued to employees under APB 25. Since the exercise price of all of the options granted by the Company and its subsidiary to their employees has been equal to or greater than fair value, the Company has not recognized any earned or unearned compensation cost in its consolidated financial statements in connection with those options. The Company's historical net loss and basic net loss per share, and pro forma net loss and basic net loss per share, for the years ended November 30, 2002 and 2001 assuming compensation cost had been determined based on the fair value of all options at the respective dates of grant determined using a pricing model consistent with the provisions of SFAS 123 are set forth below.

	2002	2001
Net loss as reported	$(1,576,663)	$(1,609,383)
Pro forma net loss under SFAS 123	$(2,509,413)	$(2,058,333)
Basic loss per share as reported	$(.02)	$(.02)
Pro forma net loss per share under SFAS 123	$(.02)	$(.02)

The fair value of each option granted by the Company was estimated on the date of grant using the Black-Scholes option pricing model, as permitted by SFAS 123, with the following weighted-average assumptions used for the years ended November 30, 2002 and 2001: risk free interest rate of 2.9%, dividend yield of 0%, volatility factor of 1.67 and expected lives of 2.63 for the fiscal year ended.

- F 22 -

Exten Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2002 and 2001

Note 12 - Xenogenics Subsidiary and Minority Interest

During 2001, Xenogenics, the Company's subsidiary, issued 226,000 additional shares of common stock in exchange for $410,000 in cash. The proceeds exceeded the Company's proportionate interest in Xenogenics by $298,572, which the Company recorded as an increase in additional paid-in capital, and the balance of $111,428 was recorded as an increase in minority interest. As of November 30, 2002 and 2001, the Company owned 56.41% of the 2,659,004 shares of Xenogenics common stock outstanding.

During 1997 and 1999, , Xenogenics granted options to acquire 494,063 shares of its common stock at $1.00 per share to various employees, officers and directors of Xenogenics in connection with the issuance of notes and in return for services rendered. Xenogenics had options to acquire 211,556 shares at $1.00 per share outstanding as of November 30, 2002 and 2001. The options had a weighted average contractual life of 2.5 years as of November 30, 2002.

- F 23 -