Form 10QSB
period 2003-02-28
EXTEN INDUSTRIES INC
filed 2003-04-21
CIK 811779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(X)	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended February 28, 2003.

( )	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number 0-16354

EXTEN INDUSTRIES, INC ---------------------- (Exact name of registrant as specified in its charter)

DELAWARE -------- (State or other jurisdiction of incorporation or organization)	52-1412493 -------- (IRS Employer ID No.)

55 Access Rd. Suite 700 WARWICK, RHODE ISLAND 02886 -------------------------------- (Address of principal executive offices)

(760) 781-3916 -------------- (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 103,597,608 shares of Common Stock, $0.01 par value as of April 1, 2003.

_______________________________________________________________________________

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (unaudited)

EXTEN INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Unaudited February 28, 2003	Audited November 30, 2002
	---------------	---------------
Current Assets:
Cash and Cash Equivalents	$66,209	$ 43,892
Accounts Receivable, net	7,304	35,181
Current Portion of Notes Receivable	5,381	5,813
Other Current Assets	27,840	26,026
	---------------	---------------
Total Current Assets	106,734	110,912
	---------------	---------------

Property and equipment, net	143,256	154,295
	---------------	---------------

Other Assets:
License Agreement, net	2,240,263	2,273,371
Notes Receivable, net	244,944	237,949
Other Assets	113,216	111,835
	---------------	---------------
Total Other Assets	2,598,423	2,623,155
	---------------	---------------

Total Assets	$2,848,413	$2,888,362
	============	============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$576,530	$702,259
Current Portion of Notes Payable	156,055	138,892
Deferred Income	30,100	30,100
Other Current Liabilities	36,104	34,467
	---------------	---------------
Total Current Liabilities	798,789	905,718
	---------------	---------------

Other Liabilities:
Notes Payable, net	1,474,929	1,319,281
Other Liabilities	164,255	119,695
	---------------	---------------
Total Other Liabilities	1,639,184	1,438,976
	---------------	---------------

Total Liabilities	2,437,973	2,344,694
	---------------	---------------

Minority Interest	146,190	147,257
	---------------	---------------

Commitments and Contingent Liabilities

Stockholders' Equity:
Common stock, $.01 par value; 200,000,000 shares authorized, 103,597,608 and 101,024,904 shares issued and outstanding at February 28, 2003 and November 30, 2002, respectively	1,035,976	1,010,249
Additional Paid-in Capital	14,838,920	14,724,007
Stock Subscriptions Receivable	(70,000)	(70,000)
Deferred Compensation Costs	(24,916)	(24,916)
Accumulated Deficit	(15,515,730)	(15,242,929)
	---------------	---------------
Total Stockholders' Equity	264,250	396,411
	---------------	---------------

Total Liabilities and Stockholders Equity	$2,848,413	$2,888,362
	============	============

The accompanying notes are an integral part of these condensed consolidated financial statements.

_______________________________________________________________________________

EXTEN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended February 28, 2003 and 2002

	2003	2002
	---------------	---------------
Revenue	$115,334	$ 148,124
	---------------	---------------

Operating Expenses:
Selling, General and Administrative	166,414	488,002
Research and Development	93,515	203,097
Depreciation and Amortization	41,234	48,171
	---------------	---------------

Total Operating Expenses	301,163	739,270
	---------------	---------------

Operating Loss	(185,829)	(591,146)
	---------------	---------------

Other income (expense):
Loss on Sale of Assets	(1,522)
Interest Expense	(52,839)	(18,904)
Discount on Notes Payable	(41,444)	(26,662)
Interest Income	266	15,928
Discount on Notes Receivable	7,500	7,500
Minority Interest in Loss of Subsidiary	1,067	7,284
	---------------	---------------

Total Other Income (Expense)	(86,972)	(14,854)
	---------------	---------------

Loss Before Income Tax Provision	(272,801)	(606,000)
Income Tax Provision	0	1,850

	---------------	---------------
Net Loss	$(272,801)	$(607,850)
	============	============

Loss per share	$ (0.00)	$ (0.01)
	============	============

Weighted Average number of shares outstanding	102,711,454	97,748,720
	============	============

The accompanying notes are an integral part of these condensed consolidated financial statements.

_______________________________________________________________________________

EXTEN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended February 28, 2003 and 2002

	2003	2002
	---------------	---------------
Cash Flows from Operating Activities:
Net Loss	$(272,801)	$(607,850)
Adjustments to Reconcile Net Loss to Net Cash used by
Operating Activities:
Depreciation and Amortization	41,234	48,171
Discount on Notes Receivable	(7,500)	(7,500)
Discount of Notes Payable	41,444	26,662
Common Stock Issued for Services (2,572,704 and 834,933 shares)	106,344	82,737
Minority Interest in Loss of Subsidiary	(1,067)	(7,284)
Loss on Sale of Assets	1,522
Vesting of Deferred Compensation Costs		(16,666)
Changes in Assets and Liabilities:
Accounts Receivable	27,876	40,000
Other Current Assets	(1,728)	42,116
Accounts Payable and Accrued Expenses	(109,678)	94,895
Deferred Income		(98,375)
Other Liabilities	47,310	13,628
	---------------	---------------
Net Cash Used by Operating Activities	(127,044)	(389,466)
	---------------	---------------

Cash Flows from Investing Activities:
Proceeds from Sale of Assets	1,391
Other Assets	(1,381)	(12,778)
Principal Payments on Notes Receivable	851
	---------------	---------------
Net Cash Provided by (Used by) Investing Activities	861	(12,778)
	---------------	---------------

Cash Flows from Financing Activities:
Proceeds from Notes Payable and Warrants	148,500	70,000
Proceeds on Subscriptions Receivable		15,000
	---------------	---------------
Net Cash Provided by Financing Activities	148,500	85,000
	---------------	---------------

Net increase (decrease) in cash and cash equivalents	22,317	(317,244)
Cash and cash equivalents, Beginning of Period	43,892	367,864
	---------------	---------------

Cash and Cash Equivalents, End of Period	$66,209	$50,620
	============	============

Noncash Transactions:
Issuance of stock warrants in connection with borrowings	$34,296	$21,000
Note payable issued for accrued legal expenses	$16,608	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

- 5
_______________________________________________________________________________

EXTEN INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended November 30, 2002. The results of operations for the three-month periods are not necessarily indicative of the operating results anticipated for the fiscal year ending November 30, 2003.

2. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three-month periods ended February 28, 2003 and February 28, 2002 are summarized as follows:

	(Unaudited) Three Months Ended February 28, 2003	February 28, 2002
Cash paid for:
Interest	$ 6,088	$ 6,243
Income taxes	$ 0	$ 1,850

3. GOING CONCERN MATTERS

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of February 28, 2003, the Company has operating and liquidity concerns, has incurred an accumulated deficit of $15,515,730 as a result of recurring losses, has current liabilities that exceed current assets by $692,055 and is in default on certain notes payable (see Note 9 in the November 30, 2002 Form 10-KSB). These factors, among others, create an uncertainty about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to successfully acquire the necessary capital to continue its on-going research efforts and bring it to the commercial market. Management's plans to acquire future funding include sales of its proprietary media, immortalized cells and primary cells to the pharmaceutical industry. Additionally, the Company continues to pursue research projects, government grants and capital investment. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

- 6
_______________________________________________________________________________

4. NOTES PAYABLE

During December, January, and February 2003, the Company issued eight convertible promissory notes for total proceeds of $148,500 with interest accruing at 10% per annum. The principal and interest are payable in 2007 and 2008, five years after the inception of the notes. The lenders may convert the principal and any unpaid interest due into the Company's common stock. The conversion price varies from $.10 to $.20 at maturity. Additionally, the Company issued 1,485,000 common stock warrants convertible at $.10 per share and 981,500 common stock warrants convertible at $.08 per share should the notes be converted. These warrants have been valued at $.05 per warrant for those convertible at $.10 and at $.04 per warrant for those convertible at $.08. The Company initially increased additional paid-in capital by $34,296 in the three months ended February 28, 2003 based on the fair value of the warrants and reduced the carrying value of the convertible promissory notes payable by the same amount for the debt discount attributable to the fair value of the warrants which is being amortized to interest expense over the term of the convertible notes.

On April 1, 2002, the Company negotiated a Promissory Note with its legal counsel for legal services rendered through March 31, 2002. The note was for $33,392 at 10% per annum and was due and payable June 30, 2002. The Company did not pay the note and renegotiated the terms on February 1, 2003. The previous note was voided and a new note in the principal amount of $50,000 was issued for the balance of the old note and $16,608 for additional legal services that had been included in accrued expenses. The new note is payable in monthly installments of $4,000 beginning March 2003 until the note is paid in full.

5. STOCK-BASED COMPENSATION

As explained in Note 11 in the Form 10-KSB, the Company accounts for stock options granted to employees based on their intrinsic values under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations", and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", and the provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123". Since the exercise price of all of the options granted by the Company and its subsidiary to their employees has been equal to or greater than fair value, the Company has not recognized any earned or unearned compensation costs in its consolidated financial statements in connection with those options. The Company's historical net loss and basic net loss per share, and pro forma net loss and basic net loss per share, for the three months ended February 28, 2003 and 2002 assuming compensation cost had been determined based on the fair value of all options at the respective dates of grant determined using a pricing model consistent with the provisions of SFAS 123 are set forth below:

	Three Months Ended February 28,
	2003	2002
	---------------	---------------
Net loss - as reported	$(272,801)	$(607,850)
Stock-based employee compensation expense assuming a fair value based method has been used for all awards	(100,000)	-
	---------------	---------------
Net loss - pro forma	$(372,801)	$(607,850)
	============	============

Basic and Diluted loss per share - as reported	$(.00)	$(.01)
	============	============

Basic and Diluted loss per share - pro forma	$(.00)	$(.01)
	============	============

- 7
_______________________________________________________________________________

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

Overview

Business:

We were incorporated in Delaware on April 28, 1970 under the name of Exten Ventures, Inc. Although we have been in existence for over thirty years, we have not yet completed production of any marketable products. Until recently, our primary focus has been the development of a synthetic bio-liver device, known as the Sybiol®, through our majority-owned subsidiary, Xenogenics Corporation. Because this technology must be tested for safety and efficacy in humans in clinical trials which are reviewed by the Food and Drug Administration, we believe it will take approximately three to five years to develop, test and commercialize the liver device. With our recent acquisition of MultiCell Technologies and its development of liver-related cell lines, we are now focusing on the opportunities afforded us with the engineered liver cell lines that are currently available for drug discovery and toxicology testing. Since there are nonhuman uses for these cells, and there are no regulatory issues preventing immediate sales, licensing and direct sales have begun.

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

- 8
_______________________________________________________________________________

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

With respect to MultiCell's efforts on behalf of Xenogenics, before human studies may begin, the cells provided for the Sybiol system by MultiCell will be subjected to the same scrutiny as the Sybiol device. MultiCell will need to demonstrate sufficient process controls to meet strict standards for a complex medical system. This means the cell production facility will need to meet the same standards as those pertaining to a pharmaceutical company. Our plan is to partner with a major pharmaceutical company to bring our therapeutic proteins to market. The expertise of such a partner would be invaluable in completing such a program.

- 9
_______________________________________________________________________________

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

Quarter Ended February 28, 2003 Compared to the Quarter Ended February 28, 2002

Revenues. Total revenues for the quarter ended February 28, 2003 were $115,334 as compared to $148,124 revenues for the same quarter in the prior fiscal year. The decrease in revenues was attributable to the ending of a collaborative research agreement between our MultiCell Subsidiary and Pfizer Inc. which was not offset by new revenue from the sale of our cell lines.

Operating Expenses. Total operating expenses for the quarter ended February 28, 2003, were $301,163 representing a decrease of $438,107 as compared to the same quarter in the prior fiscal year. This decrease is primarily the result of a decrease in general and administrative and research and development expenses.

The decrease of $321,588 in selling, general and administrative expenses for the quarter ended February 28, 2003 is primarily attributable to consolidation of facilities and elimination of certain personnel positions. The decrease of $109,582 in research and development expenses is attributable to the Company's elimination of certain personnel associated with completed research projects. In addition, the $6,937 decrease in depreciation and amortization expenses over the prior year is due to the lower amortization expense related to the amortization of the license agreement recorded in connection with the acquisition of MultiCell.

Other income/expense. Interest expense for the quarter ended February 28, 2003, was $52,839, which represents an increase of $33,935 over the same quarter in the prior fiscal year. This increase is attributable to interest expense incurred on the funds we borrowed for the operation of MultiCell, as well as other notes payable which were outstanding during the prior year. Interest income for the quarter ended February 28, 2003, was $266, as compared to $15,928 in the previous year's quarter. This decrease is attributable to the timing of the receipt of interest payments. The increase in the discount on notes payable of $14,782 over the same quarter in the prior fiscal year is due to the new notes payable issued during the quarter.

Net Loss. Net loss for the quarter ended February 28, 2003, was $272,801, as compared to a net loss of $607,850 for the same quarter in the prior fiscal year, representing a decrease in net loss of $335,049. This decrease is attributable to expense controls in light of lesser revenues during the period.

- 10
_______________________________________________________________________________

Liquidity and Capital Resources

Our cash needs are currently being managed primarily through the issuance of debt or equity investments. Although sales of our cell lines have begun, they are not at a sufficient level to meet all of our cash requirements. The Company is maintaining a conservative fiscal policy until the Company signs new pharmaceutical agreements that are being aggressively pursued. The Company has had discussions with more than a dozen companies interested in acquiring our engineered cells for research. We believe that some of these discussions can be brought to a conclusion in the near future. The agreements may produce cash to use for operations and research.

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

ITEM 3. CONTROLS AND PROCEDURES

As of February 20, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and Treasurer, the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Treasurer, concluded that the Company's disclosure controls and procedures were effective as of February 20, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to February 20, 2003.

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

NONE

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

- 11
_______________________________________________________________________________

ITEM 5: OTHER INFORMATION:

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

ITEM 6(b): REPORTS ON FORM 8-K - CHANGE OF INDEPENDENT ACCOUNTANTS

On January 13, 2003, Exten Industries, Inc. (the "Registrant") dismissed Swenson Advisors, LLP (the "Former Auditor") as its independent certifying accountants. The Former Auditor's audit report on the Company's consolidated financial statements for the year ended November 30, 2001 was included in the Company's Form 10-KSB, which was filed on February 28, 2002. The audit report contained no adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles but did contain modifications as to the Registrant's ability to continue as a going concern for the year ended November 30, 2001. The audit report for fiscal year ended November 30, 2001 was the only audit report issued by the Former Auditor during its engagement by the Registrant.

The decision to dismiss the Former Auditor was approved by Audit Committee and the Company's Board of Directors. Consequently, following the approval of its Board of Directors, the Company informed the Former Auditor by letter dated January 15, 2003 that the Company was dismissing the Former Auditor. On January 14, 2003, the Company engaged as its new independent auditor J. H. Cohn LLP (the "New Auditor") to audit the Company's consolidated financial statements for the years ended November 30, 2002 and 2003.

There were no disagreements between the Company and the Former Auditor during the fiscal year ended November 30, 2001, and the interim periods ended August 31, 2002 and through the date of the Former Auditor's dismissal on any matter of accounting principles or practices, financial statement disclosure or auditing scope, or procedure which disagreements if not resolved to the satisfaction of Swenson Advisors, LLP, would have caused that firm to make reference in connection with its report on the consolidated financial statements of the Registrant for such year.

Prior to the engagement of the New Auditor, there were no consultations between the Company and the New Auditor relating to disclosable disagreements with the Former Auditor, how accounting principles would be applied by the New Auditor to a specific transaction, or the type of an opinion the New Auditor might render.

- 12
_______________________________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

EXTEN INDUSTRIES, INC. (Registrant)

Date: 04/21/03	By: /s/ W. Gerald Newmin	Date: 04/21/03	By: /s/ Gregory F. Szabo
	W. Gerald Newmin		Gregory F. Szabo
	Chairman, Chief Executive Officer		President, Chief Operating Officer, and Treasurer

Form 10-QSB Certifications
I, W. Gerald Newmin, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of Exten Industries, Inc.;
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

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
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

Date: .......................................

___________________________ W. Gerald Newmin Chief Executive Officer

- 13
_______________________________________________________________________________

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

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
11.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
12.	Chief Executive Officer

Date: .......................................

___________________________ Gregory F. Szabo Treasurer

- 14
_______________________________________________________________________________