Form 10QSB
period 2003-05-31
EXTEN INDUSTRIES INC
filed 2003-07-21
CIK 811779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(X)	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended May 31, 2003.

( )	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number 0-16354

EXTEN INDUSTRIES, INC ---------------------- (Exact name of registrant as specified in its charter)

DELAWARE -------- (State or other jurisdiction of incorporation or organization)	52-1412493 -------- (IRS Employer ID No.)

55 Access Rd. Suite 700 WARWICK, RHODE ISLAND 02886 -------------------------------- (Address of principal executive offices)

(401) 384-1000 -------------- (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 107,341,494 shares of Common Stock, $0.01 par value as of May 31, 2003.

_____________________________________________________________________________________

_____________________________________________________________________________________

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

EXTEN INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited May 31, 2003	November 30, 2002
	-----------------------------	-----------------------------
Current Assets:
Cash and Cash Equivalents	$2,404	$ 43,892
Accounts Receivable, net	6,804	35,181
Current Portion of Notes Receivable	12,509	5,813
Other Current Assets	5,468	26,026
	--------------------	--------------------
Total Current Assets	27,185	110,912
	--------------------	--------------------

Property and equipment, net	135,623	154,295
	--------------------	--------------------

Other Assets:
License Agreement, net	2,207,155	2,273,371
Notes Receivable, net	260,000	237,949
Other Assets	101,579	111,835
	--------------------	--------------------
Total Other Assets	2,568,734	2,623,155
	--------------------	--------------------

Total Assets	$2,731,542	$2,888,362
	===========	===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$614,534	$702,259
Current Portion of Notes Payable	110,644	138,892
Deferred Income	30,100	30,100
Other Current Liabilities	5,410	34,467
	--------------------	--------------------
Total Current Liabilities	760,688	905,718
	--------------------	--------------------

Other Liabilities:
Notes Payable	1,591,534	1,319,281
Other Liabilities	227,281	119,695
	--------------------	--------------------
Total Other Liabilities	1,818,815	1,438,976
	--------------------	--------------------

Total Liabilities	2,579,503	2,344,694
	--------------------	--------------------

Minority Interest	146,190	147,257
	--------------------	--------------------

Commitments and Contingent Liabilities

Stockholders' Equity:
Common stock, $.01 par value; 200,000,000 shares authorized, 107,341,494 and 101,024,904 shares issued and outstanding at May 31, 2003 and November 30, 2002, respectively	1,073,415	1,010,249
Additional Paid-in Capital	15,052,698	14,724,007
Stock Subscriptions Receivable	(70,000)	(70,000)
Deferred Compensation Costs	(24,916)	(24,916)
Deferred Consulting Fees	(50,000)
Accumulated Deficit	(15,975,348)	(15,242,929)
	--------------------	--------------------
Total Stockholders' Equity	5,849	396,411
	--------------------	--------------------

Total Liabilities and Stockholders' Equity	$2,731,542	$2,888,362
	===========	===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

_____________________________________________________________________________________

EXTEN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended May 31, 2003 and 2002

	2003	2002
	----------------	----------------
Revenue	$63,690	$ 276,953
	------------------	------------------

Operating Expenses:
Selling, General and Administrative	274,875	410,295
Research and Development	104,429	164,080
Depreciation and Amortization	41,871	48,890
	------------------	------------------

Total Operating Expenses	421,175	623,265
	------------------	------------------

Operating Loss	(357,485)	(346,312)
	------------------	------------------

Other income (expense):
Interest Expense	(118,363)	(61,908)
Interest Income	37,738	43,167
Minority Interest in Loss of Subsidiary		7,698
	------------------	------------------

Total Other Income (Expense)	(80,625)	(11,043)
	------------------	------------------

Loss Before Income Tax Provision	(438,110)	(357,355)

Income Tax Provision		1,600
	------------------	------------------

Net Loss	$(438,110)	$(358,955)
	==========	==========

Loss per share	$ (0.00	$ (0.00)
	==========	==========
Weighted average number of shares outstanding	105,760,783	99,048,639
	==========	==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

_____________________________________________________________________________________

EXTEN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Six Months Ended May 31, 2003 and 2002

	2003	2002
	------------------	------------------
Revenue	$179,024	$425,078
	------------------	------------------

Operating Expenses:
Selling, General and Administrative	491,386	918,114
Research and Development	197,944	341,710
Depreciation and Amortization	83,105	97,061
	------------------	------------------

Total Operating Expenses	772,435	1,356,885
	------------------	------------------

Operating Loss	(593,411)	(931,807)
	------------------	------------------

Other income (expense):
Loss on Sale of Assets	(1,522)
Interest Expense	(184,057)	(107,474)
Interest Income	45,504	59,095
Minority Interest in Loss of Subsidiary	1,067	14,981
	------------------	------------------

Total Other Income (Expense)	(139,008)	(33,398)
	------------------	------------------

Loss Before Income Tax Provision	(732,419)	(965,205)
Income Tax Provision		1,600
	------------------	------------------

Net Loss	$(732,419)	$(966,805)
	------------------	------------------

Loss per share	$ (0.01)	$ (0.01)
	==========	==========
Weighted average number of shares outstanding	104,236,118	98,339,042
	==========	==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

_____________________________________________________________________________________

EXTEN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended May 31, 2003 and 2002

	2003	2002
	------------------	------------------
Cash Flows from Operating Activities:
Net Loss	$(732,419)	$(966,805)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	83,105	97,061
Discount on Notes Receivable	(15,000)	(15,000)
Discount on Notes Payable	89,644	54,275
Common Stock Issued for Services (3,743,956 and 834,933 shares)	188,691	199,921
Minority Interest in Loss of Subsidiary	(1,067)	(14,983)
Loss on Sale of Assets	1,522
Vesting of Deferred Compensation Costs		(16,666)
Changes in Assets and Liabilities:
Accounts Receivable	47,929	40,000
Other Assets	3,143
Other Current Assets	(48,994)	43,035
Accounts Payable and Accrued Expenses	92,636	203,119
Deferred Income		(161,500)
Other Liabilities	79,086	46,776
	------------------	------------------
Net Cash Used in Operating Activities	(211,724)	(490,767)
	------------------	------------------

Cash Flows from Investing Activities:
Proceeds from Sale of Assets	1,500
Purchase of Equipment	(1,130)
Patent Costs	(7,887)	(13,639)
Principal Payments on Notes Receivable	1,253
	------------------	------------------
Net Cash Used in Investing Activities	(6,264)	(13,639)
	------------------	------------------

Cash Flows from Financing Activities:
Proceeds from Notes Payable and Warrants	188,500	186,000
Payments of Notes Payable	(12,000)
Proceeds from Subscriptions Receivable		15,000
	------------------	------------------
Net Cash Provided by Financing Activities	176,500	201,000
	------------------	------------------

Net decrease in cash and cash equivalents	(41,488)	(303,406)
Cash and cash equivalents, Beginning of Period	43,892	367,864
	------------------	------------------

Cash and Cash Equivalents, End of Period	$2,404	$64,458
	==========	==========

Noncash Transactions:
Issuance of stock warrants in connection with borrowings	$34,296	$70,200
Note payable issued for accrued legal expenses	$16,608	$ 33,392
Issuance of Stock for Debt	$42,856
Settlement of Accounts Payable and Accrued Expenses for Stock	$349,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

_____________________________________________________________________________________

EXTEN INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended November 30, 2002. The results of operations for the three-month and six-month periods are not necessarily indicative of the operating results anticipated for the fiscal year ending November 30, 2003.

2. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six-month periods ended May 31, 2003 and 2002 are summarized as follows:

(Unaudited) Six Months Ended

	May 31, 2003	May 31, 2002
	---------------------	---------------------
Cash paid for:
Interest	$ 13,699	$ 6,753
Income taxes	$ 0	$ 1,600

3. GOING CONCERN MATTERS

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of May 31, 2003, the Company has operating and liquidity concerns, has incurred an accumulated deficit of $15,975,348 as a result of recurring losses, has current liabilities that exceed current assets by $ 683,503 and is in default on certain notes payable (see Note 9 in the November 30, 2002 Form 10-KSB). These factors, among others, create an uncertainty about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to successfully acquire the necessary capital to continue its on-going research efforts and bring it to the commercial market. Management's plans to obtain future funding include sales of its proprietary media, immortalized cells and primary cells to the pharmaceutical industry. Additionally, the Company continues to pursue research projects, government grants and capital investment. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

_____________________________________________________________________________________

4. NOTES PAYABLE

During March, April, and May 2003, the Company issued two promissory notes for total proceeds of $40,000 with interest accruing at 10% per annum. The principal and interest are payable in 2004, one year after the inception of the notes.

In the November 30, 2002 10-KSB, two promissory notes were listed as being in default. This was incorrect. A $50,000 note due October 15, 2002 was converted to Exten Industries common stock. A $54,000 note due June 30, 2002 was exchanged for a three year convertible note at 10% interest due and payable on June 29, 2005. The note may be converted at $.10 per share during year one, $.15 per share during year two, and $.20 during year three. Upon conversion, the lender is entitled to 540,000 warrants at $.10 per share.

5. STOCK-BASED COMPENSATION

As explained in Note 11 in the Form 10-KSB, the Company accounts for stock options granted to employees based on their intrinsic values under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", and the provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123". Since the exercise price of all of the options granted by the Company and its subsidiary to their employees has been equal to or greater than fair value, the Company has not recognized any earned or unearned compensation costs in its consolidated financial statements in connection with those options. The Company's historical basic and diluted net loss per share, and pro forma basic and diluted net loss and basic net loss per share, for the Three and Six Months ended May 31, 2003 and 2002 assuming compensation cost had been determined based on the fair value of all options at the respective dates of grant determined using a pricing model consistent with the provisions of SFAS 123 are set forth below:

	Three Months Ended May 31		Six Months Ended May 31
	2003	2002	2003	2002
	--------------	--------------	--------------	--------------
Net loss - as reported	$(438,110)	$(358,955)	$(732,419)	$(966,805)

Stock-based employee compensation expense assuming a fair value based method has been used for all awards	16,598	27,126	116,598	27,126
	--------------	--------------	--------------	--------------

Net loss - pro forma	$(454,708)	$(386,081)	$(849,017)	$(993,931)
	=========	=========	=========	=========

Basic and Diluted loss per share - as reported	$(0.00)	$(0.00)	$(0.01)	$(0.01)
	=========	=========	=========	=========

Basic and Diluted loss per share - pro forma	$(0.00)	$(0.00)	$(0.01)	$(0.01)
	=========	=========	=========	=========

_____________________________________________________________________________________

During the quarter ended May 31, 2003, the Company issued 3,743,956 shares of its common stock. The shares were valued at the market prices at the dates of issuance and were issued for the following purposes:

	Number of Shares	Market Value
	------------------	------------------
For services rendered	1,372,450	$ 82,347
As prepayment for consulting services	1,250,000	75,000
For conversion of a note payable	714,286	42,856
As settlement of accounts payable and accrued expenses	407,220	24,433
	------------------	------------------
Totals	3,743,956	$ 224,636
	==========	==========

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

Overview

Business:

We were incorporated in Delaware on April 28, 1970 under the name of Exten Ventures, Inc. Until recently, our primary focus has been the development of a synthetic bio-liver device, known as the Sybiol®, through our majority-owned subsidiary, Xenogenics Corporation. Because this technology must be tested for safety and efficacy in three phases of human clinical trials that are reviewed by the Food and Drug Administration, we believe it will take approximately three to five years to develop, test and commercialize this device. One of the primary reasons a device such as ours takes so long to get to market is the availability of qualified patients. With our recent acquisition of MultiCell Technologies and its development of liver-related cell lines, we are now focusing on the opportunities afforded us with the engineered liver cell lines that are currently available for drug discovery and toxicology testing. Since there are nonhuman uses for these cells, and there are no regulatory issues preventing immediate sales, licensing and direct sales have begun. These cells are our only commercial product. They are currently cultured at the MultiCell facility but as volume grows, we will look for a partner to culture the cells in greater quantities.

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

_____________________________________________________________________________________

Xenogenics Corporation, our majority-owned subsidiary, is a developmental stage enterprise that owns all of the rights to the Sybiol synthetic bio-liver device for which a patent is pending in 15 countries, including the United States. Xenogenics is currently owned as follows:

Exten Industries, Inc.	56.4%
Kestrel Equity Partners, Ltd.	21.7%
Jack Schaps	12.5%
W. Gerald Newmin	8.0%
Others	1.4%

The underlying concept of the liver device is that an artificial liver can act as a substitute liver for a patient whose own liver is healing from injury or disease. In addition, the device is intended for use as a "bridge" for transplant patients awaiting a donor organ. This is accomplished by exposing the plasma portion of the blood to functioning liver cells. The cells perform the functions of the damaged liver of the patient. Theoretically, the artificial device can replace the essential functions of the normal liver. The key to our device or other devices attempting to gain approval, is the functionality of the cells The device may also be used to assist and improve the quality of life for patients with chronic liver disease or episodic liver trauma. Xenogenics has a Research and Development Agreement and a Supplier Agreement with MultiCell under which MultiCell will supply engineered human liver cell lines and optimize the interface between these cell lines and the Sybiol device. An engineered human cell line is expected to eliminate variability in patient treatment and limit the viral risks associated with primary porcine hepatocytes.

Some of our products will be subject to regulation in the United States by the FDA and by comparable regulatory authorities in foreign jurisdictions. Future products including Therapeutic Plasma Proteins, stem cell transplantation and the Sybiol device will be regulated under the Public Health Service Act and the Food, Drug and Cosmetic Act. The use of engineered liver cells generated by MultiCell for this application will also be regulated by the FDA. Development of a therapeutic product for human use is a multi-step process. After acceptance of a plan by the FDA, animal and human testing must be completed. Human clinical investigations typically involve three phases. Phase I is conducted to evaluate the safety of the experimental product in humans. If acceptable product safety is demonstrated, the Phase II and III studies are initiated. These trials are designed to evaluate the effectiveness of the product in the treatment of a given disease and, typically, are well controlled, closely monitored studies. As Phase II trials are successfully completed, Phase III studies will commence with expanded controlled and uncontrolled trials which are intended to gather additional information about safety and efficacy in order to evaluate the overall risk/benefit relationship of the experimental product and provide an adequate basis for physician labeling. These studies also may compare the safety and efficacy of the experimental device with currently available products. While it is not possible to estimate the amount of time that will be required to complete Phase I, II and III studies, this process, which is often dependant on the availability of patients, often lasts three to five years.

We have not yet begun human clinical trials for the Sybiol device. We intend to begin such trials by the end of 2004 upon completion of the redesign and validation of the device. MultiCell scientists have redesigned the chamber that will hold the hepatocytes believing that this change will allow for a healthier more functional cell. We estimate that we will need approximately $500,000 to validate the efficacy of the device. Once the device has demonstrated functionality, the Company intends to seek joint venture arrangements with major renal dialysis companies to complete the development and commercialization of this product.

Presently, our focus is on the generation of short-term revenue to stabilize our cash position. Most pharmaceutical companies in the world have a need for highly functional human liver cells. The engineered liver cells developed by MultiCell appear to meet many of these needs. These cells present an immediate sales revenue opportunity. We are currently in discussion with numerous pharmaceutical companies about research agreements or direct purchase of our cells. Three major pharmaceutical companies are currently evaluating the cells for use in their research facilities.

_____________________________________________________________________________________

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

We have operated and will continue to operate by minimizing expenses as we move towards a cash positive position. The largest expenses relate to personnel and to meeting the legal and reporting requirements of being a public company. By utilizing consultants whenever possible, and asking employees to manage multiple responsibilities, operating costs are kept low. Additionally, a number of employees receive company stock in lieu of cash as part of their compensation to help in the effort to minimize monthly cash flow. We have successfully lowered our cash requirements while we are in this mode.

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

Results of Operations.

The following discussion is included to describe our consolidated financial position and results of operations. The condensed consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Quarter Ended May 31, 2003 Compared to the Quarter Ended May 31, 2002

Revenues. Total revenues for the quarter ended May 31, 2003 were $63,690 as compared to $276,953 revenues for the same quarter in the prior fiscal year. The decrease in revenues was attributable to the ending of a collaborative research agreement between our MultiCell Subsidiary and Pfizer Inc. that was completed in November of 2002. The Pfizer agreement accounted for the vast majority of the revenue in the prior period and was not offset by new revenue from the sale of our cell lines. Revenues during the period came from the sale of our immortalized cell lines and our proprietary media. Levels were not as high as anticipated due to longer evaluations times of our cell lines than anticipated.

Operating Expenses. Total operating expenses for the quarter ended May 31, 2003, were $421,175 representing a decrease of $202,090 as compared to the same quarter in the prior fiscal year. This decrease is primarily the result of a decrease in general and administrative and research and development expenses accomplished through personnel reduction, facility closures and consolidation and elimination of discretionary spending.

_____________________________________________________________________________________

The decrease of $135,420 in selling, general and administrative expenses for the quarter ended May 31, 2003 is primarily attributable to consolidation of facilities and elimination of certain personnel positions. The decrease of $59,651 in research and development expenses is attributable to the Company's elimination of certain personnel associated with the completed Pfizer research project. In addition, the $7,019 decrease in depreciation and amortization expenses over the prior year is due to the lower amortization expense related to the amortization of the license agreement recorded in connection with the acquisition of MultiCell.

Other income/expense. Interest expense for the quarter ended May 31, 2003, was $41,465, which represents an increase of $7,170 over the same quarter in the prior fiscal year. This increase is attributable to interest expense incurred on the funds we borrowed for the operation of MultiCell, as well as other notes payable which were outstanding during the prior year. Interest income for the quarter ended May 31, 2003, was $30,328, as compared to $43,167 in the previous year's quarter. This decrease is primarily attributable to the timing of the receipt of interest payments in the prior period from sources where collectability was previously thought to be uncertain and therefore not accrued. The increase in the discount on notes payable of $49,285 over the same quarter in the prior fiscal year is due to the new notes payable issued during the quarter.

Net Loss. Net loss for the quarter ended May 31, 2003, was $438,110 as compared to a net loss of $358,955 for the same quarter in the prior fiscal year, representing a increase in net loss of $79,155. This increase is attributable to a $213,263 decrease in revenue and in spite expense controls as noted above during the period. As more pharmaceutical companies adopt our cell lines as the preferred method for testing drug compounds in discovery tests, revenues will increase.

Six Months Ended May 31, 2003 Compared to the Six Months Ended May 31, 2002

Revenues. Total revenues for the six months ended May 31, 2003 were $ 179,024 as compared to $425,078 revenues for the same period in the prior fiscal year. The decrease in revenues was attributable to the ending of a collaborative research agreement between our MultiCell Subsidiary and Pfizer Inc. that was worth $382,000 during the prior year period. Revenues during the period came from the sale of our immortalized cell lines and our proprietary media.

Operating Expenses. Total operating expenses for the six months ended May 31, 2003, were $772,435 representing a decrease of $584,450 as compared to the same period in the prior fiscal year. This decrease is primarily the result of a decrease in general and administrative and research and development expenses accomplished through personnel reduction, facility closures and consolidation and elimination of discretionary spending.

The decrease of $426,728 in selling, general and administrative expenses for the six months ended May 31, 2003 is primarily attributable to consolidation of facilities and elimination of certain personnel positions as well as elimination of all unnecessary travel. The decrease of $143,766 in research and development expenses is attributable to the Company's elimination of certain personnel associated with the completed Pfizer research project. In addition, the $13,956 decrease in depreciation and amortization expenses over the prior year is due to the lower amortization expense related to the amortization of the license agreement recorded in connection with the acquisition of MultiCell.

Other income/expense. Interest expense for the six months ended May 31, 2003, was $94,304, which represents an increase of $41,105 over the same period in the prior fiscal year. This increase is attributable to interest expense incurred on the funds we borrowed for the operation of MultiCell, as well as other notes payable that were outstanding during the prior year. Interest income for the quarter ended May 31, 2003, was $30,504, as compared to $59,095 in the previous year's quarter. This decrease is attributable primarily to the timing of the receipt of interest payments in the prior period from sources where collectability was previously thought to be uncertain and therefore not accrued. The increase in the discount on notes payable of $35,478 over the same period in the prior fiscal year is due to the new notes payable issued during the quarter.

_____________________________________________________________________________________

Net Loss. Net loss for the six months ended May 31, 2003, was $732,419, as compared to a net loss of $966,805 for the same period in the prior fiscal year, representing a decrease in net loss of $234,386. This decrease is attributable to the expense controls described above.

Liquidity and Capital Resources

Our cash needs are currently being managed primarily through the issuance of debt or equity investments. Although these sources may continue to loan or invest monies, there is no certainty that additional capital will come from these sources. Sales of our cell lines have begun, but they are not at a sufficient level to meet all of our cash requirements. There can be no assurance that the Company will be able to successfully acquire the necessary additional capital to continue its on-going research efforts and bring new products to the commercial market. The Company is maintaining a conservative fiscal policy until the Company signs new pharmaceutical agreements that are being aggressively pursued. In spite of this, cash needs far outweigh availability. The Company has had discussions with more than a dozen companies interested in acquiring our engineered cells for research. We have received orders from three major pharmaceutical companies where efficacy evaluation is currently taking place. We believe that some of these discussions and evaluations can be brought to a conclusion in the near future. The agreements may produce cash to use for operations and research.

The Company is also discussing agreements with distribution partners. Such an agreement will involve a cash investment by the partner to MultiCell to obtain the rights to distribute our cells. There are a number of companies that currently sell products similar to the cell products that we have. These companies have the sales and distribution forces in place and could add our product maximizing the strengths of both companies. Our goal is to find partners that can help us in all segments of the markets. These could include for example, pharmaceutical companies, contract toxicology labs, and industrial labs. The cash investments would be followed by sales and royalty revenues to maintain positive cash flow for the Company.

ITEM 3. CONTROLS AND PROCEDURES

As of May 28, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Treasurer, concluded that the Company's disclosure controls and procedures were effective as of May 28, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to May 28, 2003.

_____________________________________________________________________________________

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

_____________________________________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

EXTEN INDUSTRIES, INC. (Registrant)

Date: 07/15/03	By: /s/ W. Gerald Newmin	Date: 07/15/03	By: /s/ Gregory F. Szabo
	W. Gerald Newmin		Gregory F. Szabo
	Chairman, Chief Executive Officer		President, Chief Operating Officer, and Treasurer

_____________________________________________________________________________________

Form 10-QSB Certifications

I, W. Gerald Newmin, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Exten Industries, Inc.;

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

Date: .................................

___________________________
W. Gerald Newmin
Chief Executive Officer

_____________________________________________________________________________________

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

Date: .................................

___________________________
Gregory F. Szabo
Treasurer

_____________________________________________________________________________________