Form 10QSB
period 2003-08-31
EXTEN INDUSTRIES INC
filed 2003-10-17
CIK 811779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-QSB

(X)	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended August 31, 2003.

( )	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number 0-16354

EXTEN INDUSTRIES, INC. (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	52-1412493 (IRS Employer ID No.)

55 Access Rd. Suite 700 WARWICK, RHODE ISLAND 02886 (Address of principal executive offices)

(401) 384-1000 (Issuer's telephone number, including area code)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 107,971,395 shares of Common Stock, $0.01 par value as of August 31, 2003.

_______________________________________________________________________________

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

EXTEN INDUSTRIES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited August 31, 2003	November 30, 2002
	------------------	------------------
Current Assets:
Cash and Cash Equivalents	$503,159	$ 43,892
Accounts Receivable, net	103,019	35,181
Current Portion of Notes Receivable		5,813
Other Current Assets	62,583	26,026
	------------------	------------------
Total Current Assets	668,761	110,912
	------------------	------------------

Property and equipment, net	127,185	154,295
	------------------	------------------

Other Assets:
License Agreement, net	2,174,047	2,273,371
Notes Receivable, net	282,500	237,949
Other Assets	101,579	111,835
	------------------	------------------
Total Other Assets	2,558,126	2,623,155
	------------------	------------------

Total Assets	$3,354,072	$2,888,362
	===========	===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$744,861	$702,259
Current Portion of Notes Payable	181,500	34,892
Deferred Income	730,100	30,100
Other Current Liabilities	7,356	34,467
	------------------	------------------
Total Current Liabilities	1,663,817	801,718
	------------------	------------------

Other Liabilities:
Notes Payable	1,633,788	1,423,281
Other Liabilities	262,729	119,695
	------------------	------------------
Total Other Liabilities	1,896,517	1,542,976
	------------------	------------------

Total Liabilities	3,560,334	2,344,694
	------------------	------------------

Minority Interest	146,190	147,257
	------------------	------------------

Commitments and Contingent Liabilities

Stockholders' Equity:
Common stock, $.01 par value; 200,000,000 shares authorized, 107,971,395 and 101,024,904 shares issued and outstanding at August 31, 2003 and November 30, 2002, respectively	1,079,714	1,010,249
Additional Paid-in Capital	15,097,643	14,724,007
Stock Subscriptions Receivable	(57,000)	(70,000)
Deferred Compensation Costs	(24,916)	(24,916)
Accumulated Deficit	(16,447,893)	(15,242,929)
	------------------	------------------
Total Stockholders' Equity	(352,452)	396,411
	------------------	------------------

Total Liabilities and Stockholders' Equity	$3,354,072	$2,888,362
	===========	===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

_______________________________________________________________________________

EXTEN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended August 31, 2003 and 2002

	2003	2002
	-----------------	-----------------
Revenue	$113,975	$198,559
	-----------------	-----------------

Operating Expenses:
Selling, General and Administrative	291,599	296,178
Research and Development	189,670	113,100
Depreciation and Amortization	41,546	41,141
	-----------------	-----------------
Total Operating Expenses	522,815	450,419
	-----------------	-----------------

Operating Loss	(408,840)	(251,860)
	-----------------	-----------------

Other income (expense):
Interest Expense	(41,442)	(32,523)
Interest Income	14,844	22,841
Amortization of Discount on Notes Receivable	7,500
Discount on Note Payable	(32,254)	(32,629)
Write Down of note/interest receivable	(12,353)
	-----------------	-----------------
Total Other Expense	(63,705)	(42,311)
	-----------------	-----------------

Minority Interest in Loss of Subsidiary		289
	-----------------	-----------------

Net Loss	$ (472,545)	$ (293,882)
	=========	=========

Loss per share	$ ( - )	$ ( - )
	=========	=========
Weighted average number of shares outstanding	107,531,564	100,760,784
	=========	=========

The accompanying notes are an integral part of these condensed consolidated financial statements.

_______________________________________________________________________________

EXTEN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Nine Months Ended August 31, 2003 and 2002

	2003	2002
	-------------------	-------------------
Revenue	$292,999	$623,636
	-------------------	-------------------

Operating Expenses:
Selling, General and Administrative	782,985	1,200,975
Research and Development	387,614	454,811
Depreciation and Amortization	124,651	138,202
	-------------------	-------------------

Total Operating Expenses	1,295,250	1,793,988
	-------------------	-------------------

Operating Loss	(1,002,251)	(1,170,352)
	-------------------	-------------------

Other income (expense):
Loss on Sale of Assets	(1,522)
Interest Expense	(135,746)	(84,547)
Interest Income	45,348	59,437
Amortization of Discount on Notes Receivable	22,500	22,500
Discount on Notes Payable	(122,007)	(89,796)
Write Down of Note/Interest Receivable	(12,353)
	-------------------	-------------------
Total Other Expense	(203,780)	(92,406)
	-------------------	-------------------

Minority Interest in Loss of Subsidiary	1,067	15,271
	-------------------	-------------------

Loss Before Income Tax Provision	(1,204,964)	(1,247,487)
Income Tax Provision		350

	-------------------	-------------------
Net Loss	$ (1,204,964)	$(1,247,837)
	===========	===========

Loss per share	$ (0.01)	$ (0.01)
	===========	===========
Weighted average number of shares outstanding	104,890,016	100,760,784
	===========	===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

_______________________________________________________________________________

EXTEN INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended August 31, 2003 and 2002

	2003	2002
	-------------------	-------------------
Cash Flows from Operating Activities:
Net Loss	$(1,204,964)	$(1,247,837)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	124,651	123,202
Note Receivable Written off as Bad Debt	12,353
Discount on Notes Receivable	(22,500)	(22,500)
Discount on Notes Payable	122,007	89,796
Common Stock Issued for Services (6,232,374 and 3,743,956 shares)	393,101	405,571
Minority Interest in Loss of Subsidiary	(1,067)	(11,612)
Loss on Sale of Assets	1,522
Vesting of Deferred Compensation Costs		(16,666)
Changes in Assets and Liabilities:
Accounts Receivable	(67,838)	24,265
Other Assets	(11,857)
Other Current Assets	(36,557)	44,482
Accounts Payable and Accrued Expenses	42,602	156,626
Deferred Income	700,000	(282,275)
Other Liabilities	115,923	73,996
	-------------------	-------------------
Net Cash Provided by (Used in) Operating Activities	167,376	(662,952)
	-------------------	-------------------

Cash Flows from Investing Activities:
Proceeds from Sale of Assets	1,500
Purchase of Equipment	(1,239)	(14,014)
Patent Costs	(7,887)
Principal Payments on Notes Receivable	1,409
	-------------------	-------------------
Net Cash Used in Investing Activities	(6,217)	(14,014)
	-------------------	-------------------

Cash Flows from Financing Activities:
Proceeds from Notes Payable and Warrants	292,500	334,000
Payments of Notes Payable	(7,392)
Proceeds from Subscriptions Receivable	13,000	15,000
	-------------------	-------------------
Net Cash Provided by Financing Activities	298,108	349,000
	-------------------	-------------------

Net increase (decrease) in cash and cash equivalents	459,267	(327,966)
Cash and cash equivalents, Beginning of Period	43,892	367,864
	-------------------	-------------------

Cash and Cash Equivalents, End of Period	$503,159	$39,898
	==========	==========

Noncash Transactions:
Issuance of stock warrants in connection with borrowings	$ 34,296	$ 126,900
Note payable issued for accrued legal expenses	$ 16,608	$ 33,392
Issuance of Stock for Debt	$ 50,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

_______________________________________________________________________________

EXTEN INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended November 30, 2002. The results of operations for the three-month and nine-month periods are not necessarily indicative of the operating results anticipated for the fiscal year ending November 30, 2003.

2. REVENUE RECOGNITION

To date, the Company's revenues have been generated primarily from contractual research activities, the sale of cells, and license agreements. Management believes such sources of revenue will be part of the Company's ongoing operations. The Company applies the guidance provided by Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). Under the provisions of SAB 101, the Company recognizes revenue from commercial and government research agreements as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable and the collection of the contracted amounts is probable. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed.

The Company received an $800,000 payment as part of the agreement with XenoTech during the quarter. This is a non-refundable payment for the right to negotiate with Nosan Inc. for distribution rights in the Asian Pacific Rim for therapeutic proteins should they be developed. The Company has agreed to negotiate in good faith for the rights over a ninety day period. Management cannot estimate the exact time it will take to develop these proteins and begin the negotiations with Nosan. Therefore, the Company has chosen to recognize these revenues over a life of the XenoTech Agreement which is seven years. The royalty prepayment associated with this agreement, which is part of the first period minimum, will be recognized over the first period of the contract, which is sixteen months from the date it was signed.

3. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine-month periods ended August 31, 2003 and 2002 are summarized as follows:

(Unaudited) Nine Months Ended
	August 31, 2003	August 31, 2002
Cash paid for:
Interest	$ 135,746	$ 81,937
Income taxes	$ 0	$ 350

_______________________________________________________________________________

4. GOING CONCERN MATTERS

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of August 31, 2003, the Company has operating and liquidity concerns, has incurred an accumulated deficit of $ 16,447,893 as a result of recurring losses, has current liabilities that exceed current assets by $ 995,056 and is in default on certain notes payable (see Note 9 in the November 30, 2002 Form 10-KSB). These factors, among others, create an uncertainty about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to successfully obtain the necessary capital to continue its on-going research efforts and bring it to the commercial market. Management's plans to obtain future funding include sales of its proprietary media, immortalized cells and primary cells to the pharmaceutical industry. Additionally, the Company continues to pursue research projects, government grants and capital investment. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

5. NOTES PAYABLE

During the Quarter ended August 2003, the Company issued one promissory note for total proceeds of $100,000 with interest accruing at 10% per annum. The principal and interest are payable in 2004, one year after the inception of the notes.

6. STOCK-BASED COMPENSATION

As explained in Note 11 in the Form 10-KSB, the Company accounts for stock options granted to employees based on their intrinsic values under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", and the provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123". Since the exercise price of all of the options granted by the Company and its subsidiary to their employees has been equal to or greater than fair value, the Company has not recognized any earned or unearned compensation costs in its consolidated financial statements in connection with those options. The Company's historical basic and diluted net loss per share, and pro forma basic and diluted net loss and basic net loss per share, for the Three and Nine Months ended August 31, 2003 and 2002 assuming compensation cost had been determined based on the fair value of all options at the respective dates of grant determined using a pricing model consistent with the provisions of SFAS 123 are set forth below:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
	------------	------------	------------	------------
Net income (loss) - as reported	$(472,545)	$(293,882)	$(1,204,964)	$(1,247,837)

Stock-based employee compensation expense assuming a fair value based method has been used for all awards	50,225	78,675	109,336	103,064
	------------	------------	------------	------------

Net Income (loss) pro forma	$(522,770)	$(372,557)	$(1,314,300)	$(1,350,901)
	========	========	========	========

Basic and Diluted income (loss) per share - as reported	$ ( - )	$ ( - )	$ (0.01)	$ (0.01)
	========	========	========	========

Basic and Diluted income (loss) per share - pro forma	$ ( - )	$ ( - )	$(0.01)	$(0.01)
	========	========	========	========

During the quarter ended August 31, 2003, the Company issued 630,000 shares of its common stock, valued at $44,100 for services rendered. The shares were valued at the market prices at the dates of issuance.

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

Overview

Business:

Exten Industries, Inc. (the Company) (OTCBB-EXTI) is a Rhode Island based medical products holding company whose focus is on the production and application of immortalized human liver cells in the treatment of liver disease. MultiCell Technologies, Inc. (MultiCell), a wholly owned subsidiary of the Company, is a global leader in producing immortalized human liver cells (hepatocytes). Xenogenics Corporation (Xenogenics) is a majority owned subsidiary that is developing a proprietary bio-artificial liver support device that utilizes MultiCell's immortalized cells.

Hepatocytes are the most bio-chemically complex cells in the human body and play an important role in the use and creation of carbohydrates, amino acids, proteins, lipids and nucleic acids. The hepatocyte is also the major player in the activation or inactivation of foreign toxic substances (xenobiotics). Understanding how the human body will react to foreign substances entering the body is a major part of all pharmaceutical and chemical development. If a pharmaceutical company can understand how the liver reacts to a substance early in the new drug development cycle, millions of development dollars and years of time can be potentially saved.

MultiCell's immortalized liver cells have demonstrated the ability to replace the need for continuous procurement and quality testing of primary cells from donated human livers. Expanded from MultiCell cell banks, these cell lines have significant cost and quality control advantages over primary cell sources. MultiCell's proprietary human immortalized hepatic cell lines radically differ from other immortalized cell lines in that they regenerate while maintaining liver function. A prolific cell without function is of no value. These cell lines provide a consistent and functional resource for drug discovery and toxicology research, and can also be applied to liver tissue regeneration. Additionally, MultiCell's cell lines produce therapeutic proteins that can be used in new medicines.

MultiCell recently signed an exclusive distribution agreement for its cell lines. The agreement, signed with XenoTech LLC, is for seven years with annual minimum royalty dollars due MultiCell to maintain distribution exclusivity. XenoTech was founded in 1994 by Andrew Parkinson, Ph.D. to study drug metabolism. XenoTech provides products and contract research services to optimize discovery, development and approval of new drugs and has an established national sales and marketing organization to the pharmaceutical industry.. They offer one of the most extensive selections of products for drug metabolism-related research, including liver and pulmonary microsomes and S9, cryopreserved hepatocytes from humans as well as six other toxicologically relevant species, antibodies directed against CYP enzymes, and recombinant CYP's and bDNA probe sets.

_______________________________________________________________________________

The Company is also developing cell-related platform technologies and products to treat a variety of liver diseases and has identified four clinically relevant applications for its cell-based products:

  High through-put screening assays for drug discovery, lead optimization, and pharmacogenomic studies

  Production of natural therapeutic plasma proteins

  Cell transplantation to treat metabolic liver deficiencies

  Cellular component of liver assist devices used to treat patients suffering from acute and chronic liver failure

MultiCell is differentiated by two key technology platforms: its understanding of the function and manipulation of the liver cell and its understanding of cell therapy and cell transplantation. MultiCell's intellectual property portfolio positions the Company for use of immortalized mammalian hepatocytes for treating liver disease. MultiCell has established a worldwide reputation as a source of immortalized liver cell lines. Although MultiCell's unique intellectual property and capabilities are applicable to other cell types, MultiCell has strategically chosen to focus on liver cells in particular, leveraging our experience and history to customize cell lines specific to that niche.

Xenogenics Corporation, our majority-owned subsidiary, is a developmental stage enterprise that owns all of the rights to the Sybiol synthetic bio-liver device for which a patent is pending in the United States. The Company has made a strategic decision to evaluate its applications for the other countries. Xenogenics is currently owned as follows:

Exten Industries, Inc.	56.4%
Kestrel Equity Partners, Ltd.	21.7%
Jack Schaps	12.5%
W. Gerald Newmin	8.0%
Others	1.4%

The underlying concept of the liver device is that an artificial liver can act as a substitute liver for a patient whose own liver is healing from injury or disease. In addition, the device is intended for use as a "bridge" for transplant patients awaiting a donor organ. This is accomplished by exposing the plasma portion of the blood to functioning liver cells. The cells perform the functions of the damaged liver of the patient. Theoretically, the artificial device can replace the essential functions of the normal liver. The key to our device or other devices attempting to gain approval, is the functionality of the cells The device August also be used to assist and improve the quality of life for patients with chronic liver disease or episodic liver trauma. Xenogenics has a Research and Development Agreement and a Supplier Agreement with MultiCell under which MultiCell will supply engineered human liver cell lines and optimize the interface between these cell lines and the Sybiol device. An engineered human cell line is expected to eliminate variability in patient treatment and limit the viral risks associated with primary porcine hepatocytes.

_______________________________________________________________________________

Some of our products will be subject to regulation in the United States by the FDA and by comparable regulatory authorities in foreign jurisdictions. Future products including Therapeutic Plasma Proteins, stem cell transplantation and the Sybiol device will be regulated under the Public Health Service Act and the Food, Drug and Cosmetic Act. The use of engineered liver cells generated by MultiCell for this application will also be regulated by the FDA. Development of a therapeutic product for human use is a multi-step process. After acceptance of a plan by the FDA, animal and human testing must be completed. Human clinical investigations typically involve three phases. Phase I is conducted to evaluate the safety of the experimental product in humans. If acceptable product safety is demonstrated, the Phase II and III studies are initiated. These trials are designed to evaluate the effectiveness of the product in the treatment of a given disease and, typically, are well controlled, closely monitored studies. As Phase II trials are successfully completed, Phase III studies will commence with expanded controlled and uncontrolled trials which are intended to gather additional information about safety and efficacy in order to evaluate the overall risk/benefit relationship of the experimental product and provide an adequate basis for physician labeling. These studies also August compare the safety and efficacy of the experimental device with currently available products. While it is not possible to estimate the amount of time that will be required to complete Phase I, II and III studies, this process, which is often dependant on the availability of patients, often lasts three to five years.

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

Presently, our focus is on the generation of short-term revenue to stabilize our cash position. Most pharmaceutical companies in the world have a need for highly functional human liver cells. The engineered liver cells developed by MultiCell appear to meet many of these needs. These cells present an immediate sales revenue opportunity. We recently signed an exclusive sales and distribution agreement with XenoTech, LLC. XenoTech will pay a royalty to MultiCell on all sales of cells and cell products. The agreement is for seven years and calls for annual minimum royalty payments in order to maintain the exclusive arrangement.

With respect to MultiCell's efforts on behalf of Xenogenics, before human studies may begin, the cells provided for the Sybiol system by MultiCell will be subjected to the same scrutiny as the Sybiol device. MultiCell will need to demonstrate sufficient process controls to meet strict standards for a complex medical system. This means the cell production facility will need to meet the same standards as those pertaining to a pharmaceutical company . The cells may be produced in our own facility or by a manufacturing partner for such an operation. Our plan is to partner with a major pharmaceutical company to bring our therapeutic proteins to market. The expertise of such a partner for such a complex endeavor would be invaluable in completing such a program.

Even with the new agreement with XenoTech, we have operated and will continue to operate by minimizing expenses. The largest expenses relate to personnel and to meeting the legal and reporting requirements of being a public company. By utilizing consultants whenever possible, and asking employees to manage multiple responsibilities, operating costs are kept low. Additionally, a number of employees and the board of directors receive company stock in lieu of cash as part of their compensation to help in the effort to minimize monthly cash flow.

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

_______________________________________________________________________________

Results of Operations.

The following discussion is included to describe our consolidated financial position and results of operations. The condensed consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Quarter Ended August 31, 2003 Compared to the Quarter Ended August 31, 2002

     Revenues. Total revenues for the quarter ended August 31, 2003 were $ 113,975 as compared to $198,559 revenues for the same quarter in the prior fiscal year. The decrease in revenues was attributable to a lack of sales as compared to revenues associated with a collaborative research agreement with Pfizer during the same period of the prior fiscal year. The Company signed a sales and distribution agreement with XenoTech, LLC which called for prepayment of some first year minimum royalties for which the company is recognizing them over the term of the first period of the agreement.. For this quarter, the Company recognized two months of royalty revenues totaling $100,000. Other revenues during the period came from the sale of our immortalized cell lines and our proprietary media.

     Operating Expenses. Total operating expenses for the quarter ended August 31, 2003, were $522,815 representing an increase of $72,396 as compared to the same quarter in the prior fiscal year. This increase is primarily the result of higher research and development costs of $76,570 associated with stock payments made as an incentive to MultiCell personnel.

     The decrease of $4,579 in selling, general and administrative expenses for the quarter ended August 31, 2003 is primarily attributable to consolidation of facilities and elimination of certain personnel positions. In addition, the $405 increase in depreciation and amortization expenses over the prior year is due to reporting a full year depreciation on equipment purchased in 2002.

     Other Income (Expense). Interest expense for the quarter ended August 31, 2003, was $41,442, which represents an increase of $8,919 over the same quarter in the prior fiscal year. This increase is attributable to interest expense incurred on the funds we borrowed for the operation of MultiCell, as well as other notes payable which were outstanding during the prior year. Interest income for the quarter ended August 31, 2003, was $14,844, as compared to $22,841 in the previous year's quarter. This decrease is primarily attributable to the timing of the receipt of interest payments in the prior period from sources where collectability was previously thought to be uncertain and therefore not accrued.

     Net Loss. Net loss for the quarter ended August 31, 2003, was $472,545 as compared to a net loss of $293,882 for the same quarter in the prior fiscal year, representing a increase in net loss of $178,663. This increase is primarily attributable to the lower sales revenue as compared to prior year period and the increased operating expenses primarily associated with higher R&D costs.

_______________________________________________________________________________

Nine Months Ended August 31, 2003 Compared to the Nine Months Ended August 31, 2002

     Revenues. Total revenues for the nine months ended August 31, 2003 were $292,999 as compared to $623,636 revenues for the same period in the prior fiscal year. The revenues that occurred in the most recent quarter and are primarily attributable to the royalty prepayment made by XenoTech for the first period of the agreement to distribute our cell lines and media to the pharmaceutical industry. Other revenues during the period came from the sale of our immortalized cell lines and our proprietary media.

     Operating Expenses. Total operating expenses for the nine months ended August 31, 2003, were $1,295,250 representing a decrease of $498,738 as compared to the same period in the prior fiscal year. This decrease is primarily the result of a decrease in general and administrative and research and development expenses accomplished through personnel reduction, facility closures and consolidation and elimination of discretionary spending.

     The decrease of $417,990 in selling, general and administrative expenses for the nine months ended August 31, 2003 is primarily attributable to consolidation of facilities and elimination of certain personnel positions as well as elimination of all unnecessary travel. The decrease of $67,197 in research and development expenses is attributable to the Company's elimination of certain personnel associated with the completed Pfizer research project. In addition, the $13,551 decrease in depreciation and amortization expenses over the prior year is due to the lower amortization expense related to the amortization of the license agreement recorded in connection with the acquisition of MultiCell.

     Other Income (Expense). Interest expense for the nine months ended August 31, 2003, was $135,746, which represents an increase of $51,199 over the same period in the prior fiscal year. This increase is attributable to interest expense incurred on the funds we borrowed for the operation of MultiCell, as well as other notes payable that were outstanding during the prior year. Interest income for the quarter ended August 31, 2003, was $45,348, as compared to $59,437 in the previous year's quarter. This decrease is attributable primarily to the timing of the receipt of interest payments in the prior period from sources where collectability was previously thought to be uncertain and therefore not accrued. The increase in the discount on notes payable of $32,211 over the same period in the prior fiscal year is due to the new notes payable issued during the quarter.

     Net Loss. Net loss for the nine months ended August 31, 2003, was $1,204,964, as compared to a net loss of $1,247,837 for the same period in the prior fiscal year, representing a decrease in net loss of $42,873. This decrease is attributable to the lower operating expenses offsetting the lower revenues.

Liquidity and Capital Resources

Our cash needs have been managed primarily through the issuance of debt or equity investments . During the quarter, the Company received cash from XenoTech for the rights to distribute our cell lines. This cash along with royalties, substantially improves the Company's position. The royalties we will now begin to receive from these sales by XenoTech may be large enough to cover our cash requirements for ongoing operations. The Company is maintaining a conservative fiscal policy until it can ascertain the level of royalty payments above the annual minimums. Additionally, the Company is discussing additional equity investments.

ITEM 3. CONTROLS AND PROCEDURES

As of August 28, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Treasurer, concluded that the Company's disclosure controls and procedures were effective as of August 28, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to August 28, 2003.

_______________________________________________________________________________

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

ITEM 6(a): EXHIBITS

Exhibit Number	Description of Document
______	______________________________________________________________
31	Certifications of the Chief Executive Officer and the Treasurer under Section 302 of the Sarbannes-Oxley Act of 2002
32	Certifications of the Chief Executive Officer and the Treasurer under Section 906 of the Sarbannes-Oxley Act of 2002

(b)	The Company did not file any reports on Form 8-k during the three months ended August 31, 2003

_______________________________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

EXTEN INDUSTRIES, INC. (Registrant)

Date: 10/15/03	By: /s/ W. Gerald Newmin	Date: 10/15/03	By: /s/ Gregory F. Szabo
	W. Gerald Newmin		Gregory F. Szabo
	Chairman, Chief Executive Officer		President, Chief Operating Officer, and Treasurer

_______________________________________________________________________________