Form 10KSB/A
period 2002-11-30
EXTEN INDUSTRIES INC
filed 2003-11-17
CIK 811779

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A

(X)	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2002.

Commission File Number 1-10221

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

---------------------------------------------------------------------------------------------------------------------

EXTEN INDUSTRIES, INC.
FORM 10-K

---------------------------------------------------------------------------------------------------------------------

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

About Our Business

     Exten Industries, Inc. is a holding company that is focusing on the development of cells, medical products and associated research and development activities. Our primary focus, prior to the acquisition of MultiCell, had been the development of a synthetic bio-liver device. Technologies, such as this device, which are regulated by the Food and Drug Administration can take approximately three to five years to develop and commercialize, due to the regulatory approval process pursuant to which we will conduct required clinical studies. The necessary clinical studies , which will involve animal as well as three phases of human study, and the speed of completion is dependant on a number of factors including clinical evidence of safety and efficacy and the availability of qualified patients. To our knowledge, no mass-produced liver device of the type that we are developing is currently available. Our strategic plan has been to acquire other technologies in order to generate sufficient cash flow to support our general operations, while the referenced liver technology proceeds through the final research and development stages and government regulatory approval processes. We intend to pursue business opportunities with companies that ideally have products that are health care related and have already received government regulatory approval.

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

     Xenogenics Corporation, our majority-owned (56.4%) subsidiary, is a developmental stage enterprise that owns all of the rights to the Sybiol synthetic bio-liver device for which a patent is pending in 15 countries, including the United States. The underlying concept of the device is that the artificial liver can act as a substitute liver for a patient whose own liver is healing from injury or disease. In addition, the device is intended for use as an artificial liver "bridge" for transplant patients awaiting a donor organ. This is accomplished by exposing the plasma portion of the blood to functioning liver cells. The cells perform the functions of the damaged liver of the patient. Theoretically, the artificial device can replace the essential functions of the normal liver. The key to our device or other devices attempting to gain approval, is the functionality of the cells. The Sybiol device is presumed to create a more natural environment that will contribute positively to cell functionality. The design is unique compared to other devices in that it includes a chamber with inserts allowing cells to attach and presumably emulating the normal environment. Today this is theoretical and has not been subjected to clinical study. The device may also be used to assist and improve the quality of life for patients with chronic liver disease or episodic liver trauma. We are currently working on a new design for this device and a compatible engineered cell line to work with it. Xenogenics has a Research and Development Agreement and a Supplier Agreement with MultiCell pursuant to which MultiCell will supply engineered pig or porcine and human liver cell lines and optimize the interface between these cell lines and the Sybiol synthetic bio-liver device. MultiCell scientists have redesigned the chamber that will hold the hepatocytes believing that this change will allow for a healthier more functional cell. An engineered cell line is expected to eliminate variability in patient treatment and limit the viral risks associated with primary porcine hepatocytes.

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

---------------------------------------------------------------------------------------------------------------------

About Our Revenues

     We have begun to generate revenues. On November 1, 2001, MultiCell entered into a collaborative research agreement with Pfizer, Inc. pursuant to which Pfizer paid $724,500 to validate the efficacy of MultiCell's immortalized hepatic cells in four different experimental models. Pursuant to the agreement, Pfizer agreed to pay an aggregate of $724,500 to validate the efficacy of MultiCell's immortalized hepatic cells in four different experimental models. Pfizer made an initial payment to MultiCell of $477,500, and then paid the balance in equal quarterly payments of $61,750. Under the agreement, MultiCell was obligated to deliver data and information to Pfizer. This research agreement has been completed and all monies have been paid This research agreement has been completed and all monies have been paid.. The efficacy of these cell lines was demonstrated and presented by Pfizer at the International Society for the Study of Xenobiotics ("ISSX") in October 2002.

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

     Each of the license maintenance fees specified above, may, at the option of MultiCell, be reduced to $10,000 if during the calendar year prior to the date of any such payment, MultiCell satisfies the contractual provisions, which involves a certain level of diligence by the company to develop commercial products, referred to as "due diligence" specified for such calendar year. MultiCell has satisfied the due diligence requirements for the calendar year preceding the July 1, 2003 payment date.

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

---------------------------------------------------------------------------------------------------------------------

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

     We have not yet begun the regulatory approval process for our Sybiol Bio-synthetic liver device with the Food and Drug Administration (the "FDA").  We halted testing of the original device in early 2001pending our development of a new design for the liver device to improve oxygen availability.  Improved oxygen availability increases the viability of the hepatocytes that is critical to an efficacious liver-assist device.  The redesign was completed in late 2001.  In March 2001, our company and Compact Membranes Inc. received a grant from the National Institutes of Health to help fund specific research on the redesign of the device in conjunction with MultiCell.  Compact Membranes, Inc. has been involved in the development of a breathable membrane that improves oxygen transfer.  They had previously contacted us about using their membrane in our system. The work with Compact Membrane never materialized as the proposed membrane for the study never became available. We intend, as soon as adequate funding is available, to begin the approval process again the end of 2004 upon completion of the redesign and validation of the device and finding of a partner to take the project forward. Before human studies may begin, the cells provided for the system by MultiCell will be subjected to the same scrutiny as the Sybiol device. MultiCell will need to demonstrate sufficient process controls to meet strict standards for a complex medical system. This means the cell production facility will need to meet the same Good Manufacturing Practice ("GMP") standards as those pertaining to a pharmaceutical company, for example.

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

---------------------------------------------------------------------------------------------------------------------

Item 2. DESCRIPTION OF PROPERTY

Exten

     Warwick, Rhode Island. Exten leases approximately 2,700 square feet of space in an office building located at 55 Access Rd., Warwick, RI 02886. The lease for the facility in Warwick requires aggregate monthly payments of $4,863 and continues through July 31, 2004. We believe the facilities are adequate for the near future.

     Arizona. As of November 30, 2002, we owned 202 undeveloped lots in the Grand Canyon Development in Valle, Arizona, approximately 70 miles south of the Grand Canyon which were acquired by prior management as a tangible asset. We currently have no policy of acquisition of land for capital gain or income. We are currently in arrears on back taxes and interest in the amount of $47,200. Presently, we plan to deed 194 lots to the State of Arizona, following which we will have no obligation or liability with respect to such lots. Since we have paid taxes within the last five years on 8 of the lots, Arizona law prohibits us from deeding these lots back to the state and we therefore intend to sell them as soon as possible. Our obligation with respect to such lots is approximately $400.

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

Item 3. LEGAL PROCEEDINGS

     In March 2002, the Company was served with a lawsuit filed by George Colin in the Superior Court of California, in the county of Orange. The lawsuit on February 26, 2002 alleges that the Company had defaulted in its interest payments to Mr. Colin due pursuant to a $50,000 convertible loan entered into in October 2001. since the company, due to a clerical error, paid his interest 15 days late. The Company has settled the lawsuit by voiding the original warrant agreement and issuing a new warrant agreement. Upon conversion of his note, Mr. Colin has the right, for a three-year period, to purchase 2,000,000 shares of Exten common stock at $.10 and 500,000 shares of Exten common stock at $.12. All other terms of the original agreement remain in effect.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

---------------------------------------------------------------------------------------------------------------------

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

---------------------------------------------------------------------------------------------------------------------

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

---------------------------------------------------------------------------------------------------------------------

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

---------------------------------------------------------------------------------------------------------------------

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

Year Ended November 30, 2002, Compared to Year Ended November 30, 2001

     Revenues. Total revenues increased to $804,538 for the fiscal year ended November 30, 2002 compared to $113,327 for the fiscal year ended November 30, 2001. These revenues came primarily from a collaborative research agreement between our MultiCell subsidiary and Pfizer Inc. which was entered into and completed during the fiscal year ended November 30, 2002. The research contract with Pfizer was to evaluate the efficacy of our liver cells for drug testing. We are negotiating a license agreement with Pfizer allowing them to continue to use the cell lines for research. In addition, MultiCell began to receive revenues from licensing fees and product sales that management expects will be part of a continuous revenue stream. Accordingly, due to the level of and the recurring nature of the revenue, the Company is no longer considered a development stage company for accounting purposes.

     Operating Expenses. Total operating expenses increased to $2,241,310 for the fiscal year ended November 30, 2002 from $1,756,057 for the fiscal year ended November 30, 2001. The increase is primarily due to the inclusion of expenses from MultiCell that are not included in the prior year numbers that are being compared. The Company did not add personel to work on the research project for Pfizer. Responsibilities were simply shifted from one project to another. Such expenses include general and administrative expenses, research and development costs and depreciation and amortization.

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

Liquidity and Capital Resources

     In the past, our cash needs have been managed primarily through the issuance of debt or equity securities. Although the parties (some of whom are related parties) have shown a commitment to our Company, and may therefore be willing to provide additional financing should be need it, we do not have formal commitments from any of these parties nor can we provide any assurance that these sources may continue to loan or invest monies, there is no certainty that such funds will be available in the future. The Company is maintaining a conservative fiscal policy until the Company signs new pharmaceutical agreements that are being aggressively pursued. The Company has had discussions with numerous companies interested in acquiring our engineered cells for research. Sales have begun and we believe that other discussions will be brought to a conclusion in the near future. The agreements may produce cash to use for operations and research.

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

---------------------------------------------------------------------------------------------------------------------

     The Company anticipates that the revenue generated by MultiCell, along with the potential cash investments by potential distribution partners will be sufficient for the Company to operate through fiscal 2003. To the extent that additional funds may be required, the Company hopes to be able to secure the needed funds through the sale of additional equity securities or debt, as noted above. In addition, where possible, the Company may continue to satisfy obligations through the issuance of additional common stock.

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

     During Fiscal Year 2002, the Company entered into 33 convertible promissory notes for a total of $547,500 with interest accruing at 10% per annum. The principal and interest are payable in 2005, three years after the inception of the notes. The lenders may convert the principal and any unpaid interest due into the Company's common stock. The conversion price varies from $.10 to $.20 per share. Additionally, the Company issued 5,170,000 common stock warrants convertible at $.10 per share. The Company initially increased additional paid-in capital by $127,236 based on the fair value of the warrants and reduced the carrying value of the convertible promissory notes payable by the same amount for the debt discount attributable to the fair value of the warrants. In addition, after the initial allocation of the loan proceeds to the relative fair value of the warrants and the notes in 2002, the fair value of the Company's common stock exceeded the effective conversion price of certain notes on their respective dates of issuance. Such excess, which represents beneficial conversion rights, totaled $39,837, which the Company recorded by increasing both the debt discount and additional paid-in capital by that amount. The debt discount attributable to the warrants and the beneficial conversion rights is being amortized to interest expense over the term of the convertible notes.

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

---------------------------------------------------------------------------------------------------------------------

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

---------------------------------------------------------------------------------------------------------------------

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

		Annual Compensation			Long Term Compensation Awards
		-------------------------------------------------			---------------------------------------------
Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)(1)	Restricted stock award(s) ($)	Securities Options/SARs (#)
-----------------------------	--------	------------	-------	-------------------	---------------	--------------------------
W. Gerald Newmin, Chairman of the Board, Chief Executive Officer, Secretary and Director	2002 2001 2000	-0- -0- -0-	-0- -0- -0-	$53,500 $67,841 $48,424	-0- -0- -0-	-0- 500,000 825,000
Gregory F. Szabo President, Treasurer, Director	2002 2001 2000	$66,169 $145,000 $60,000	-0- -0- -0-	$35,176 $30,000 $15,000	-0- -0- -0-	2,000,000 400,000 250,000

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

---------------------------------------------------------------------------------------------------------------------

Stock Option Grants in Fiscal Year 2002

     The following table sets forth information concerning stock options granted in the fiscal year ended November 30, 2002 to the Named Executive Officers.

Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
W. Gerald Newmin	0	0%	$0.0	N/A
Gregory F. Szabo	2,000,000	37.7%	$0.8	06/21/2006

Stock Option Exercises and Fiscal Year-end Values

     The following table presents information for the Named Executive Officers with respect to stock options exercised during fiscal year 2002 and unexercised options held as of the end of the fiscal year.

Aggregated Option Exercises In Fiscal Year 2002 And Fiscal Year End Option Values

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End 11/30/02 Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End ($) Exercisable/Unexercisable
W. Gerald Newmin	None	0	701,389/1,075,000	0/0
Gregory F. Szabo	None	0	1,299,000/1,084,267	0/0

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

     Gregory Szabo was granted options for 2,000,000 shares of common stock at $.08 per share. These options vest over a six month period from June 7, 2002 and January 2, 2003 and will expire on June 6, 2006.

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

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Class Beneficially Owned
-------------------------------	-------------------------------	------------------------
W. Gerald Newmin (3)	31,116,683	24.5%
Jerry G. Simek (4)	2,855,617	2.7%
Gregory F. Szabo (5)	4,724,728	4.5%
Ed Sigmond (6)	8,957,896	8.8%
Kestrel Equity Partners Ltd.(7)	8,000,000	7.9%
Clifton L. Cooke, Jr. (8)	5,719,432	5.4%
The Estate of Hugo O. Jauregui (9)	8,725,000	7.9%
Ann Randolph (10)	278,571	0.3%
All executive officers and directors as a group (four persons)	44,518,719	36.1%

---------------------------------------------------------------------------------------------------------------------

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
(3)

Includes 3,414,776 shares of our common stock owned by Mr. Newmin's spouse, over which Mr. Newmin disclaims beneficial ownership. Includes 638,889 shares issuable under options which are exercisable on or within 60 days of December 31, 2002 and 13,920,000 shares in the form of convertible notes and warrants.

(4)	Includes 309,444 shares issuable under options which are exercisable on or within 60 days of December 31, 2002.
(5)	Includes 2,052,730 shares issuable under options which are exercisable on or within 60 days of December 31, 2002.
(6)

Includes 309,444 shares issuable under options which are exercisable on or within 60 days of December 31, 2002. Includes 8,000,000shares of our common stock owned by Kestrel Equity Partners Ltd., for which Mr. Sigmond serves as Managing Partner.

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

---------------------------------------------------------------------------------------------------------------------

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     JGS Management Group, Inc. (JGS), of which Jerry G. Simek, a Director of Exten, is the President and sole shareholder, provides services to Exten pursuant to a Contractor/Management Consulting to assist the Company in specific projects such as acquisition analysis and due diligence and a Finders Fee Agreement with Exten. The agreement provides that JGS will be compensated for every hour of consulting work performed and pursuant to an established formula for the introduction of investors who actually invest in Exten or lend Exten money. During fiscal year 2002, we issued a total of 30,295 shares of our common stock to Mr. Simek pursuant to this agreement in consideration of 55 hours of service, which service consisted primarily of financial analysis. The remainder of the shares were issued for his Director role. The shares were issued to Mr. Simek's trust at the request of JGS Management. None of the shares issued to Mr. Simek were issued to him as finders fee compensation.

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

---------------------------------------------------------------------------------------------------------------------

Item 14. EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit No.	Description	Page
----------------	----------------------------------------------------------------------------------	-----------
10.3	NIH Grant.	22
10.4	Loan and Security Agreement dated August, 2001 among Exten Industries, Inc. and the lenders named therein.	23
10.5	Form of Warrant issued to each of the lenders a party to the Loan and Security Agreement.	24
10.6	Loan Agreement dated October 13, 2001 between Exten Industries, Inc. and George Colin.	25
10.7	Collaborative Research Agreement dated as of November 1, 2001, between Pfizer, Inc. and MultiCell Technologies, Inc.	26
23.1	Consent of Independent Public Accountants-J.H. Cohn, LLP	F24
23.2	Consent of Independent Public Accountants- Swenson Advisors, LLP	F24
31.1	Certifications of the Chief Executive Officer and the Treasurer under Section 302 of the Sarbannes-Oxley Act of 2002	18
31.2	Certifications of the Chief Executive Officer and the Treasurer under Section 302 of the Sarbannes-Oxley Act of 2002	19
32.1	Certifications of the Chief Executive Officer under Section 906 of the Sarbannes-Oxley Act of 2002	20
32.2	Certifications of the Treasurer under Section 906 of the Sarbannes-Oxley Act of 2002	21

(b)     Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15D of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

EXTEN INDUSTRIES, INC. (Registrant)

By /s/ W. Gerald Newmin W. Gerald Newmin Chairman & CEO Dated: November 17, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
-------------------------------------	------------------------------------------	---------------------
/s/ W. Gerald Newmin W. Gerald Newmin	Chairman ,CEO and Secretary	November 17, 2003

/s/Jerry G. Simek Jerry G. Simek	Director	November 17, 2003

/s/ Gregory F. Szabo Gregory F. Szabo	President, COO and Treasurer	November 17, 2003

/s/ Ed Sigmond Ed Sigmond	Director	November 17, 2003

/s/ Ann Randolph Ann Randolph	Director	November 17, 2003

---------------------------------------------------------------------------------------------------------------------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Stockholder
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

J. H. Cohn LLP

San Diego, California

March 4, 2003

- F 1 -
---------------------------------------------------------------------------------------------------------------------

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

SWENSON ADVISORS, LLP
An Accountancy Firm

San Diego, California
February 25, 2002

- F 2 -
---------------------------------------------------------------------------------------------------------------------

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

- F 3 -
---------------------------------------------------------------------------------------------------------------------

Exten Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
November 30, 2002 and 2001

LIABILITIES AND STOCKHOLDERS' EQUITY
	2002	2001
	-----------------	-------------------
Current liabilities:
Accounts payable and accrued expenses	$702,259	$353,007
Current portion of notes payable	34,892	79,500
Deferred income	30,100	417,125
Other current liabilities	34,467	11,552
	-----------------	-------------------
Total current liabilities	801,718	861,184
	-----------------	-------------------
Other liabilities:
Notes payable, net	1,423,281	832,713
Other liabilities	119,695	36,349
	-----------------	-------------------
Total other liabilities	1,542,976	869,062
	-----------------	-------------------
Total liabilities	2,344,694	1,730,246
	-----------------	-------------------
Minority interest	147,257	159,591
	-----------------	-------------------
Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value: 200,000,000 shares authorized, 101,024,904 and 97,629,444 shares issued and outstanding at November 30, 2002 and 2001, respectively	1,010,249	976,294
Additional paid-in capital	14,724,007	14,269,569
Stock subscriptions receivable	(70,000)	(85,000)
Deferred compensation costs	(24,916)	(8,250)
Accumulated deficit	(15,242,929)	(13,666,266)
	-----------------	-------------------
Total stockholders' equity	396,411	1,486,347
	-----------------	-------------------

Total Liabilities and Stockholders' Equity	$2,888,362	$3,376,184
	=================	===================

See accompanying notes on consolidated financial statements.

- F 4 -
---------------------------------------------------------------------------------------------------------------------

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

- F 5 -
---------------------------------------------------------------------------------------------------------------------

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

- F 6 -
---------------------------------------------------------------------------------------------------------------------

Exten Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For Years ended November 30, 2002 and 2001

	2002	2001
	--------------	------------
Cash flows from operating activities:
Net loss	$(1,576,663)	$(1,609,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167,344	33,005
Discount on note receivable	(30,000)	95,000
Discount on notes payable	132,142	25,163
Valuation allowance on note receivable		305,000
Common stock issued for services	304,653	445,496
Minority interest in loss of subsidiary	(12,334)	(169,686)
Vesting of deferred compensation costs		8,250

Changes in operating assets and liabilities:
Accounts receivable	4,819	(40,000)
Other current assets	57,502	(48,258)

Other assets	(23,295)	5,215
Accounts payable and accrued expenses	382,644	(35,871)
Deferred income	(387,025)	417,125
Other liabilities	106,261	36,349
	--------------	------------
Net cash used in operating activities	(873,952)	(532,595)
	--------------	------------

See accompanying notes on consolidated financial statements.

- F 7 -
---------------------------------------------------------------------------------------------------------------------

Exten Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For Years ended November 30, 2002 and 2001

2002	2001
	--------------	------------
Cash flows from investing activities:
Advances for notes receivable	(482,500)
Purchase of equipment	(13,758)	(95,644)
Principal payments on notes receivable	1,238	-
Purchase of license agreement	(750,000)
	--------------	------------
Net cash used in investing activities:	(12,520)	(1,328,144)
	--------------	------------

Cash flows from financing activities:
Proceeds from notes payable	547,500	1,164,000
Payments of notes payable		-
Proceeds from sale of stock		94,000
Proceeds from exercised options	-	10,000
Proceeds from subscribed stock	15,000	11,500
Proceeds from sale of stock by subsidiary		410,000

	--------------	------------
Net cash provided by financing activities	562,500	1,689,500
	--------------	------------

Net decrease in cash and cash equivalents	(323,972)	(171,239)
Cash and cash equivalents, beginning of year	367,864	539,103
	--------------	------------
Cash and cash equivalents, end of year	$43,892	$367,864
	==============	============

Supplemental disclosures:
Interest paid	$18,203	$45,219
Income taxes	$350	$1,600

Non-cash transactions:
Issuance of stock warrants in connection with borrowings	$167,074	$301,950
Issuance of stock for debt	$-	$500,000
Issuance of stock for purchase of license agreement		$1,450,000
Settlement of accounts payable and accrued expenses for stock	$33,392	$-

See accompanying notes on consolidated financial statements.

- F 8 -
---------------------------------------------------------------------------------------------------------------------

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

Revenue Recognition - To date, the Company's revenues have been generated primarily from contractual research activities and the sale of cells. Management believes such sources of revenue will be part of the Company's ongoing operations. The Company applies the guidance provided by Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101"). Under the provision of SAB 101, the Company recognizes revenue from commercial and government research agreements as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable and the collection of the contracted amounts is probable. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed.

- F 9 -
---------------------------------------------------------------------------------------------------------------------

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

- F 10 -
---------------------------------------------------------------------------------------------------------------------

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

- F 11 -
---------------------------------------------------------------------------------------------------------------------

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

Note 3 - Notes Receivable

As of November 30, 2000, in connection with a letter of intent to purchase the outstanding common stock of Lexicor Medical Technology ("Lexicor"), the Company advanced a total of $600,000 for a note receivable from Lexicor and 83,333 common stock warrants. The Company allocated $17,500 to the warrants resulting in a discount on the note. The warrants entitle the Company to purchase up to 83,333 shares of Lexicor's common stock. The note has a stated interest rate of 10% per annum. Principal and interest was due and payable on May 31, 2001; however, according to its terms the note was automatically extended with principal and interest due January 2, 2005. As of November 30, 2002, the Company discounted this long-term note receivable and provided a valuation allowance thereby reducing the carrying amount of the note to $230,000. In the event of default, Lexicor must issue common shares to the Company equal to 51% of the issued and outstanding shares of Lexicor. Unpaid principal and accrued interest on this note receivable may be converted at any time until maturity into Lexicor common stock at a per share price of $6.00. All interest payments are current through November 30, 2002

As of April 17, 2001, in connection with a letter of intent to purchase Armstrong Industries, Inc., ("Armstrong") the Company advanced $15,000 to Armstrong for a note receivable that was due May 1, 2002. On June 27, 2001, the Company informed Armstrong that it no longer had any intention of acquiring them. Interest is due from June 1, 2001 on the unpaid principal at the rate of 12% per annum. Armstrong was unable to repay the note in full. The Company agreed to a monthly payment schedule to repay the debt. Beginning June 15, 2002, Armstrong agreed to pay $558.67 per month for 33 months. The payments are current through November 30, 2002.

- F 12 -
---------------------------------------------------------------------------------------------------------------------

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

- F 13 -
---------------------------------------------------------------------------------------------------------------------

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

Note 6 - Acquisition of MultiCell Associates, Inc.

On September 13, 2001, the Company acquired all of the capital stock of MultiCell for $2,200,000, of which $750,000 was paid in cash and the remaining $1,450,000 was paid by the issuance of 12,083,334 shares of Exten common stock valued at $.12 per share, totaling $1,450,000. The stock was valued at the per share market trading price at the close of the market on the date the Board of Directors authorized the acquisition price. MultiCell is in the business of the development and future commercialization of hepatic cells, cell lines and associated products to be used in diagnostic and therapeutic applications. The Company accounted for the acquisition in accordance with SFAS No. 141 "Business Combinations".

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

The License Agreement acquired during the purchase includes the ownership of four patents of which the primary patent for immortalized hepatocytes is being utilized. As required by Statement of Financial Accounting Standard No. 141, the Company determined that the excess of purchase price over the fair value of the tangible assets acquired is attributable to the licensing agreement. The Company recorded the value of license agreement at $2,200,000, the purchase price, plus the assumption of additional accounts payable and other accrued liabilities of $233,343 for a total price of $2,433,343. The License Agreement is being amortized over the estimated useful life of this patent of approximately 18 years.

- F 14 -
---------------------------------------------------------------------------------------------------------------------

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
=========

- F 15 -
---------------------------------------------------------------------------------------------------------------------

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
	-------------------------
	$9,411,094
	===============

- F 16 -
---------------------------------------------------------------------------------------------------------------------

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
===============

Rent expense was $128,329 and $11,218 for the fiscal years ended November 30, 2002 and 2001, respectively

- F 17 -
---------------------------------------------------------------------------------------------------------------------

Exten Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2002 and 2001

Note 9 - Notes payable:

Notes payable at November 30, 2002 and 2001 consisted of the following:

	2002	2001
	----------------------	----------------------
Xenogenics convertible promissory note payable with interest at 10%, due on April 17, 2001, in default at November 30, 2002	$10,000	$10,000

Xenogenics convertible promissory note payable to a related party with interest at 8%, due on November 10, 2000, in default at November 30, 2002	15,000	15,000

MultiCell promissory note payable to Rhode Island Cellular Medicine, Inc. with interest at 5.25%, due on or before February 9, 2004	125,000	125,000

Convertible promissory notes payable to related parties with interest at 10%, due on varying dates in 2004 and 2005	1,258,000	935,000

Convertible promissory note payable with interest at 12%, due on October 15, 2002	50,000	50,000

Convertible promissory notes payable with interest at 10%, due in 2005	224,500	-

Convertible promissory note payable to a related party with interest at 10%, due June 29, 2005	54,000	54,000

Promissory note payable with interest at 10% in monthly installments of $4,000 for principal and interest until paid off	33,392	-
	----------------------	----------------------

Totals	1,769,892	1,189,000

Less:
Unamortized discounts attributable to warrants and beneficial conversion features on certain promissory notes payable	(311,719)	(276,787)

Current portion of notes payable	(34,892)	(79,500)
	----------------------	----------------------

Notes payable - long-term portion	$1,423,281	$832,713
	===============	===============

- F 18 -
---------------------------------------------------------------------------------------------------------------------

Exten Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2002 and 2001

Note 9 - Notes payable: continued

The Company continues to accrue interest on all notes in default.

The Xenogenics convertible notes payable are convertible into common stock of Xenogenics at $1.875 per share (see Note 12).

The 10% convertible promissory notes payable with a principal balance of $1,258,000 as of November 30, 2002, are convertible into common stock of the Company at conversion prices that vary from $.10 to $.20 per share. In addition, during the fiscal years ended November 30, 2002 and 2001, the Company issued a total of 5,170,000 and 9,350,000 warrants to purchase common stock exercisable at $.10 per share to the lenders on the respective dates of the issuances of the notes. The Company initially increased additional paid-in capital by $127,236 and $280,500 in 2002 and 2001, respectively, based on the fair value of the warrants and reduced the carrying value of the convertible promissory notes payable by the same amount for the debt discount attributable to the fair value of the warrants. In addition, after the initial allocation of the loan proceeds to the relative fair values of the warrants and the notes in 2002, the fair value of the Company's common stock exceeded the effective conversion price of certain notes on their respective dates of issuance. Such excess, which represents beneficial conversion rights, totaled $39,837 which the Company recorded by increasing both debt discount and additional paid-in capital by that amount. The debt discount attributable to the warrants and the beneficial conversion rights is being amortized to interest expense over the term of the convertible notes.

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

The 10% convertible promissory note payable with a principal balance of $54,000 as of November 30, 2002, is due and payable on June 29, 2005. The note may be converted at $.10 per share during year one, $.15 per share during year two, and $.20 per share during year three. Upon conversion, the lender is entitled to warrants to purchase 540,000 shares at $.10 per share.

The Company is obliged to register for resale all of the shares associated with conversion of notes for common stock and the warrant rights that come with a conversion of a note.

- F 19 -
---------------------------------------------------------------------------------------------------------------------

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

- F 20 -
---------------------------------------------------------------------------------------------------------------------

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

- F 21 -
---------------------------------------------------------------------------------------------------------------------

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

- F 22 -
---------------------------------------------------------------------------------------------------------------------

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

- F 23 -
---------------------------------------------------------------------------------------------------------------------