Form 10QSB/A
period 2003-02-28
EXTEN INDUSTRIES INC
filed 2003-11-17
CIK 811779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-QSB/A

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

(760) 781-3916 (Issuer's telephone number, including area code)

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

EXTEN INDUSTRIES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	Unaudited February 28, 2003	November 30, 2002
	--------------------------	--------------------------
Current Assets:
Cash and Cash Equivalents	$66,209	$ 43,892
Accounts Receivable, net	7,304	35,181
Current Portion of Notes Receivable	5,381	5,813
Other Current Assets	27,840	26,026
	--------------------------	--------------------------
Total Current Assets	106,734	110,912
	--------------------------	--------------------------

Property and equipment, net	143,256	154,295
	--------------------------	--------------------------

Other Assets:
License Agreement, net	2,240,263	2,273,371
Notes Receivable, net	244,944	237,949
Other Assets	113,216	111,835
	--------------------------	--------------------------
Total Other Assets	2,598,423	2,623,155
	--------------------------	--------------------------

Total Assets	$2,848,413	$2,888,362
	===============	===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$576,530	$702,259
Current Portion of Notes Payable	156,055	34,892
Deferred Income	30,100	30,100
Other Current Liabilities	36,104	34,467
	--------------------------	--------------------------
Total Current Liabilities	798,789	801,718
	--------------------------	--------------------------

Other Liabilities:
Notes Payable, net	1,474,929	1,423,281
Other Liabilities	164,255	119,695
	--------------------------	--------------------------
Total Other Liabilities	1,639,184	1,542,976
	--------------------------	--------------------------

Total Liabilities	2,437,973	2,344,694
	--------------------------	--------------------------

Minority Interest	146,190	147,257
	--------------------------	--------------------------

Commitments and Contingent Liabilities

Stockholders' Equity:
Common stock, $.01 par value; 200,000,000 shares authorized, 103,597,608 and 101,024,904 shares issued and outstanding at February 28, 2003 and November 30, 2002, respectively	1,035,976	1,010,249
Additional Paid-in Capital	14,838,920	14,724,007
Stock Subscriptions Receivable	(70,000)	(70,000)
Deferred Compensation Costs	(24,916)	(24,916)
Accumulated Deficit	(15,515,730)	(15,242,929)
	--------------------------	--------------------------
Total Stockholders' Equity	264,250	396,411
	--------------------------	--------------------------

Total Liabilities and Stockholders Equity	$2,848,413	$2,888,362
	===============	===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

_______________________________________________________________________________

EXTEN INDUSTRIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) For the Three Months Ended February 28, 2003 and 2002

	2003	2002
	------------------	------------------
Revenue	$115,334	$ 148,124
	------------------	------------------

Operating Expenses:
Selling, General and Administrative	166,414	488,002
Research and Development	93,515	203,097
Depreciation and Amortization	41,234	48,171
	------------------	------------------

Total Operating Expenses	301,163	739,270
	------------------	------------------

Operating Loss	(185,829)	(591,146)
	------------------	------------------

Other income (expense):
Loss on Sale of Assets	(1,522)
Interest Expense	(52,839)	(18,904)
Discount on Notes Payable	(41,444)	(26,662)
Interest Income	266	15,928
Discount on Notes Receivable	7,500	7,500
Minority Interest in Loss of Subsidiary	1,067	7,284
	------------------	------------------

Total Other Income (Expense)	(86,972)	(14,854)
	------------------	------------------

Loss Before Income Tax Provision	(272,801)	(606,000)
Income Tax Provision	-	1,850

	------------------	------------------
Net Loss	$(272,801)	$(607,850)
	==========	==========

Loss per share	$ (0.00)	$ (0.01)
	==========	==========
Weighted Average number of shares outstanding	102,711,454	97,748,720
	==========	==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

_______________________________________________________________________________

EXTEN INDUSTRIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) For the Three Months Ended February 28, 2003 and 2002

	2003	2002
	--------------------	--------------------
Cash Flows from Operating Activities:
Net Loss	$ (272,801)	$ (607,850)
Adjustments to Reconcile Net Loss to Net Cash used by
Operating Activities:
Depreciation and Amortization	41,234	48,171
Discount on Notes Receivable	(7,500)	(7,500)
Discount of Notes Payable	41,444	26,662
Common Stock Issued for Services (2,572,704 and 834,933 shares)	106,344	82,737
Minority Interest in Loss of Subsidiary	(1,067)	(7,284)
Loss on Sale of Assets	1,522
Vesting of Deferred Compensation Costs		(16,666)
Changes in Assets and Liabilities:
Accounts Receivable	27,876	40,000
Other Current Assets	(1,728)	42,116
Accounts Payable and Accrued Expenses	(109,678)	94,895
Deferred Income		(98,375)
Other Liabilities	47,310	13,628
	--------------------	--------------------
Net Cash Used by Operating Activities	(127,044)	(389,466)
	--------------------	--------------------

Cash Flows from Investing Activities:
Proceeds from Sale of Assets	1,391
Other Assets	(1,381)	(12,778)
Principal Payments on Notes Receivable	851
	--------------------	--------------------
Net Cash Provided by (Used by) Investing Activities	861	(12,778)
	--------------------	--------------------

Cash Flows from Financing Activities:
Proceeds from Notes Payable and Warrants	148,500	70,000
Proceeds on Subscriptions Receivable	-	15,000
	--------------------	--------------------
Net Cash Provided by Financing Activities	148,500	85,000
	--------------------	--------------------

Net increase (decrease) in cash and cash equivalents	22,317	(317,244)
Cash and cash equivalents, Beginning of Period	43,892	367,864
	--------------------	--------------------

Cash and Cash Equivalents, End of Period	$66,209	$50,620
	===========	===========

Noncash Transactions:
Issuance of stock warrants in connection with borrowings	$ 34,296	$ 21,000
Note payable issued for accrued legal expenses	$ 16,608	$ -

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

2.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three-month periods ended February 28, 2003 and February 28, 2002 are summarized as follows:

(Unaudited) Three Months Ended
	February 28, 2003	February 28, 2002
	---------------------	---------------------
Cash paid for:
Interest	$ 6,088	$ 6,243
Income taxes	$ 0	$ 1,850

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

Three Months Ended February 28,
	2003	2002
	------------------	------------------
Net loss - as reported	$ (272,801)	$ (607,850)

Stock-based employee compensation expense assuming a fair value based method has been used for all awards	(100,000)	-
	------------------	------------------

Net loss - pro forma	$ (372,801)	$ (607,850)
	===========	===========

Basic and Diluted loss per share - as reported	$ (.00)	$ (.01)
	===========	===========

Basic and Diluted loss per share - pro forma	$ (.00)	$ (.01)
	===========	===========

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

Overview

Business:

We were incorporated in Delaware on April 28, 1970 under the name of Exten Ventures, Inc. Although we have been in existence for over thirty years, we have not yet completed production of any marketable products. Until recently, our primary focus has been the development of a synthetic bio-liver device, known as the Sybiol®, through our majority-owned subsidiary, Xenogenics Corporation. Because this technology must be tested for safety and efficacy in three phases of human clinical trials which are reviewed by the Food and Drug Administration, we believe it will take approximately three to five years to develop, test and commercialize the liver device. With our recent acquisition of MultiCell Technologies and its development of liver-related cell lines, we are now focusing on the opportunities afforded us with the engineered liver cell lines that are currently available for drug discovery and toxicology testing. Since there are nonhuman uses for these cells, and there are no regulatory issues preventing immediate sales, licensing and direct sales have begun. These cells are our only commercial product. They are currently cultured at the MultiCell facility but as volume grows, we will look for a partner to culture the cells in reater quantities.

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

Quarter Ended February 28, 2003 Compared to the Quarter Ended February 28, 2002

     Revenues.  Total revenues for the quarter ended February 28, 2003 were $115,334 as compared to $148,124 revenues for the same quarter in the prior fiscal year. The decrease in revenues was attributable to the ending in November of 2002 of a collaborative research agreement between our MultiCell Subsidiary and Pfizer Inc. The Pfizer agreement accounted for all of the revenue in the prior period and was not offset by new revenue from the sale of our cell lines. Revenues during the period came from the signing of a license agreement with Pfizer for the continued use of our cells, and the sale of our immortalized cell lines and our proprietary media. Levels were not as high as anticipated due to the severe expense constraints which prevented the aggressive sales and marketing efforts that would have otherwise taken place.

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

_______________________________________________________________________________

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

_______________________________________________________________________________

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

        In March 2002, the Company was served with a lawsuit filed by George Colin on February 26, 2002 alleging that the Company had defaulted in its interest payments to Mr. Colin due pursuant to a $50,000 convertible loan entered into in October 2001. The lawsuit was filed in the Superior Court of California, in the County of Orange. Mr. Colin filed suit against Exten claiming non performance of contract by Exten since the company, due to a clerical error, paid his interest 15 days late. The company has settled the lawsuit by voiding the original warrant agreement and issuing a new warrant agreement. Upon conversion of his note, Mr. Colin has the right, for a three-year period, to purchase 2,000,000 shares of Exten common stock at $.10 and 500,000 shares of Exten common stock at $.12. All other terms of the original agreement remain in effect.

ITEM 2:  CHANGES IN SECURITIES

        NONE

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

        NONE

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE

ITEM 5:  OTHER INFORMATION:

        In September of 2001, The Cooke Family Trust received 5,000,000 shares of Exten Common Stock in payment of a $500,000 promissory note we issued to The Cooke Family Trust in November 2000 with registration provisions. In the event that we had not registered these shares by March 31, 2002, or such later date as the parties may agree, the Trust will have the right to return the shares to us and reinstate the note. The Company was unable to file a registration statement in the agreed upon time period. Initially Mr. Cooke indicated his desire to return the shares but he has not exercised that option yet. The Company is currently negotiating with Mr. Cooke to extend the registration period.

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

EXTEN INDUSTRIES, INC. (Registrant)

Date: 11/17/03	By: /s/ W. Gerald Newmin	Date: 11/17/03	By: /s/ Gregory F. Szabo
	W. Gerald Newmin		Gregory F. Szabo
	Chairman, Chief Executive Officer		President, Chief Operating Officer, and Treasurer

_______________________________________________________________________________

Form 10-QSB Certifications

I, W. Gerald Newmin, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Exten Industries, Inc.;
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

Date: November 17, 2003

____________________
W. Gerald Newmin Chief Executive Officer

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

Date: November 17, 2003

____________________
Gregory F. Szabo Treasurer

_______________________________________________________________________________