Form 10QSB/A
period 2003-05-31
EXTEN INDUSTRIES INC
filed 2003-11-17
CIK 811779

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

EXTEN INDUSTRIES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited May 31, 2003	November 30, 2002
	--------------------	--------------------
Current Assets:
Cash and Cash Equivalents	$2,404	$ 43,892
Accounts Receivable, net	6,804	35,181
Current Portion of Notes Receivable	12,509	5,813
Other Current Assets	5,468	26,026
	--------------------	--------------------
Total Current Assets	27,185	110,912
	--------------------	--------------------

Property and equipment, net	135,623	154,295
	--------------------	--------------------

Other Assets:
License Agreement, net	2,207,155	2,273,371
Notes Receivable, net	260,000	237,949
Other Assets	101,579	111,835
	--------------------	--------------------
Total Other Assets	2,568,734	2,623,155
	--------------------	--------------------

Total Assets	$2,731,542	$2,888,362
	===========	===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$614,534	$702,259
Current Portion of Notes Payable	110,644	34,892
Deferred Income	30,100	30,100
Other Current Liabilities	5,410	34,467
	--------------------	--------------------
Total Current Liabilities	760,688	801,718
	--------------------	--------------------

Other Liabilities:
Notes Payable	1,591,534	1,423,281
Other Liabilities	227,281	119,695
	--------------------	--------------------
Total Other Liabilities	1,818,815	1,542,976
	--------------------	--------------------

Total Liabilities	2,579,503	2,344,694
	--------------------	--------------------

Minority Interest	146,190	147,257
	--------------------	--------------------

Commitments and Contingent Liabilities

Stockholders' Equity:
Common stock, $.01 par value; 200,000,000 shares authorized, 107,341,494 and 101,024,904 shares issued and outstanding at May 31, 2003 and November 30, 2002, respectively	1,073,415	1,010,249
Additional Paid-in Capital	15,052,698	14,724,007
Stock Subscriptions Receivable	(70,000)	(70,000)
Deferred Compensation Costs	(24,916)	(24,916)
Deferred Consulting Fees	(50,000)
Accumulated Deficit	(15,975,348)	(15,242,929)
	--------------------	--------------------
Total Stockholders' Equity	5,849	396,411
	--------------------	--------------------

Total Liabilities and Stockholders' Equity	$2,731,542	$2,888,362
	===========	===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

_______________________________________________________________________________

EXTEN INDUSTRIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) For the Three Months Ended May 31, 2003 and 2002

	2003	2002
	------------------	------------------
Revenue	$63,690	$ 276,953
	------------------	------------------

Operating Expenses:
Selling, General and Administrative	274,875	410,295
Research and Development	104,429	164,080
Depreciation and Amortization	41,871	48,890
	------------------	------------------

Total Operating Expenses	421,175	623,265
	------------------	------------------

Operating Loss	(357,485)	(346,312)
	------------------	------------------

Other income (expense):
Interest Expense	(118,363)	(61,908)
Interest Income	37,738	43,167
Minority Interest in Loss of Subsidiary		7,698
	------------------	------------------

Total Other Income (Expense)	(80,625)	(11,043)
	------------------	------------------

Loss Before Income Tax Provision	(438,110)	(357,355)
Income Tax Provision		1,600

	------------------	------------------
Net Loss	$(438,110)	$(358,955)
	==========	==========

Loss per share	$ (0.00)	$ (0.00)
	==========	==========
Weighted average number of shares outstanding	105,760,783	99,048,639
	==========	==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

_______________________________________________________________________________

EXTEN INDUSTRIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) For the Six Months Ended May 31, 2003 and 2002

	2003	2002
	----------------	----------------
Revenue	$179,024	$425,078
	----------------	----------------

Operating Expenses:
Selling, General and Administrative	491,386	918,114
Research and Development	197,944	341,710
Depreciation and Amortization	83,105	97,061
	----------------	----------------

Total Operating Expenses	772,435	1,356,885
	----------------	----------------

Operating Loss	(593,411)	(931,807)
	----------------	----------------

Other income (expense):
Loss on Sale of Assets	(1,522)
Interest Expense	(184,057)	(107,474)
Interest Income	45,504	59,095
Minority Interest in Loss of Subsidiary	1,067	14,981
	----------------	----------------

Total Other Income (Expense)	(139,008)	(33,398)
	----------------	----------------

Loss Before Income Tax Provision	(732,419)	(965,205)
Income Tax Provision		1,600

	----------------	----------------
Net Loss	$(732,419)	$(966,805)
	=========	=========

Loss per share	$ (0.01)	$ (0.01)
	=========	=========
Weighted average number of shares outstanding	104,236,118	98,339,042
	=========	=========

The accompanying notes are an integral part of these condensed consolidated financial statements.

_______________________________________________________________________________

EXTEN INDUSTRIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) For the Six Months Ended May 31, 2003 and 2002

	2003	2002
	--------------------------	--------------------------
Cash Flows from Operating Activities:
Net Loss	$ (732,419)	$ (966,805)
Adjustments to Reconcile Net Loss to Net Cash Used in
Operating Activities:
Depreciation and Amortization	83,105	97,061
Discount on Notes Receivable	(15,000)	(15,000)
Discount on Notes Payable	89,644	54,275
Common Stock Issued for Services (3,743,956 and 834,933 shares)	188,691	199,921
Minority Interest in Loss of Subsidiary	(1,067)	(14,983)
Loss on Sale of Assets	1,522
Vesting of Deferred Compensation Costs		(16,666)
Changes in Assets and Liabilities:
Accounts Receivable	47,929	40,000
Other Assets	3,143
Other Current Assets	(48,994)	43,035
Accounts Payable and Accrued Expenses	92,636	203,119
Deferred Income		(161,500)
Other Liabilities	79,086	46,776
	--------------------------	--------------------------
Net Cash Used in Operating Activities	(211,724)	(490,767)
	--------------------------	--------------------------

Cash Flows from Investing Activities:
Proceeds from Sale of Assets	1,500
Purchase of Equipment	(1,130)
Patent Costs	(7,887)	(13,639)
Principal Payments on Notes Receivable	1,253
	--------------------------	--------------------------
Net Cash Used in Investing Activities	(6,264)	(13,639)
	--------------------------	--------------------------

Cash Flows from Financing Activities:
Proceeds from Notes Payable and Warrants	188,500	186,000
Payments of Notes Payable	(12,000)
Proceeds from Subscriptions Receivable		15,000
	--------------------------	--------------------------
Net Cash Provided by Financing Activities	176,500	201,000
	--------------------------	--------------------------

Net decrease in cash and cash equivalents	(41,488)	(303,406)
Cash and cash equivalents, Beginning of Period	43,892	367,864
	--------------------------	--------------------------

Cash and Cash Equivalents, End of Period	$ 2,404	$ 64,458
	===============	===============

Noncash Transactions:
Issuance of stock warrants in connection with borrowings	$ 34,296	$ 70,200
Note payable issued for accrued legal expenses	$ 16,608	$ 33,392
Issuance of Stock for Debt	$ 42,856
Settlement of Accounts Payable and Accrued Expenses for Stock	$ 349,001

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

5.  NOTES PAYABLE

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

	Three Months Ended May 31		Six Months Ended May 31,
	2003	2002	2003	2002
Net loss - as reported	$ (438,110)	$ (358,955)	$ (732,419)	$ (966,805)
Stock-based employee compensation expense assuming a fair value based method has been used for all awards	16,598	27,126	116,598	27,126
	------------------	------------------	------------------	------------------
Net loss - pro forma	$ (454,708)	$ (386,081)	$ (849,017)	$ (993,931)
	===========	===========	===========	===========

Basic and Diluted loss per share - as reported	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)
	===========	===========	===========	===========

Basic and Diluted loss per share - pro forma	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)
	===========	===========	===========	===========

_______________________________________________________________________________

During the quarter ended May 31, 2003, the Company issued 3,743,956 shares of its common stock.

The shares were valued at the market prices at the dates of issuance and were issued for the following purposes:

	Number of Shares	Market Value
For services rendered	1,372,450	$ 82,347
As prepayment for consulting services	1,250,000	75,000
For conversion of a note payable	714,286	42,856
As settlement of accounts payable and accrued expenses	407,220	24,433
	----------------	----------------

Totals	3,743,956	$ 224,636
	=========	=========

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

_______________________________________________________________________________

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

_______________________________________________________________________________

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

Quarter Ended May 31, 2003 Compared to the Quarter Ended May 31, 2002

     Revenues.  Total revenues for the quarter ended May 31, 2003 were $63,690 as compared to $276,953 revenues for the same quarter in the prior fiscal year. The decrease in revenues was attributable to the ending of a collaborative research agreement between our MultiCell Subsidiary and Pfizer Inc. that was completed in November of 2002. The Pfizer agreement accounted for the vast majority of the revenue in the prior period and was not offset by new revenue from the sale of our cell lines. Revenues during the period came from the sale of our immortalized cell lines and our proprietary media. Our media, which is our own formulation and has been kept as a trade secret, is exclusively used with our immortalized cells to achieve the functions associated with the cells. The cells do not function at the same level without the media. Evaluation of our cell lines by potential customers is taking longer than anticipated.

_______________________________________________________________________________

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

Liquidity and Capital Resources

Our cash needs are currently being managed primarily through the issuance of debt or equity investments. Although these sources may continue to loan or invest monies, there is no certainty that additional capital will come from these sources. Sales of our cell lines have begun, but they are not at a sufficient level to meet all of our cash requirements. There can be no assurance that the Company will be able to successfully acquire the necessary additional capital to continue its on-going research efforts and bring new products to the commercial market. The Company is maintaining a conservative fiscal policy to the greatest extent possible at this time until the Company signs new pharmaceutical agreements that are being aggressively pursued. There really are no additional cost cutting measures that can be taken without severely affecting the future of the Company. In spite of this, cash needs far outweigh availability. The Company has had discussions with more than a dozen companies interested in acquiring our engineered cells for research. We have received orders from three major pharmaceutical companies where efficacy evaluation is currently taking place. Even with the proven results of the Pfizer research study that was concluded in November of 2002, given the major procedural change that a cell line would involve, each pharmaceutical company must satisfy itself that our cells will meet their needs. We believe that some of these discussions and evaluations can be brought to a conclusion in the near future. The agreements may produce cash to use for operations and research.

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