Form 10KSB
period 2003-11-30
EXTEN INDUSTRIES INC
filed 2004-02-06
CIK 811779

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(X)	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2003.

Commission File Number

EXTEN INDUSTRIES, INC. (Name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	52-1412493 (IRS Employer Identification No.)

55 Access Rd, Suite 700 Warwick, RI 02886 (401) 384-6789 (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:
Title of each class Common Stock, $0.01 par value per share	Name of each exchange on which registered OTC Bulletin Board

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     State issuer's revenues for its most recent fiscal year: $ 365,166.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days (based upon 83,417,783 shares held by non-affiliates and the closing price of $.68 per share for the common stock on the over-the counter market as of January 15, 2004): $56,724,092

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 117,937,367 shares of common stock as of January 14, 2004.

DOCUMENTS INCORPORATED BY REFERENCE
None.

     Transitional Small Business Disclosure Format (check one): Yes ____ No __X_

______________________________________________________________________________

EXTEN INDUSTRIES, INC.

FORM 10-K

______________________________________________________________________________

PART I

Item 1. DESCRIPTION OF BUSINESS

About Exten Industries, Inc.

     Exten Industries, Inc., (Exten) is a holding company that operates two subsidiary companies, MultiCell Technologies, Inc., ("MultiCell") and Xenogenics Corporation ("Xenogenics") Exten was incorporated in Delaware on April 28, 1970 under the name of "Exten Ventures, Inc". Our principal offices are at 55 Access Rd Warwick, RI 02886, (401) 384-6789.

     MultiCell, formerly MultiCell Associates, Inc., our wholly-owned subsidiary, was acquired in September 2001, for $2.2 million in cash and stock. MultiCell develops, sells and licenses hepatic or liver cells, cell lines, and associated products to be used in drug development, diagnostic and therapeutic applications. MultiCell has developed proprietary immortalized human hepatocytes (liver cells) that have been genetically manipulated to allow them to replicate while retaining liver function. This allows for the continuous growth, and therefore supply, of human liver cells. There is a great need for human liver cells for critical research in the pharmaceutical industry. The sale of hepatocytes for use in the pharmaceutical industry for testing new drugs does not require approval by the Food and Drug Administration ( "FDA"). Sales of immortalized human cell lines for non-human uses began in late 2002. Our cell lines are currently sold and distributed through an exclusive agreement with XenoTech, LLC ("XenoTech"). The XenoTech Agreement, which was signed in August, 2003, is for seven years and calls for minimum annual payments totaling $18 million during the contract for XenoTech to maintain its exclusive distribution position. In February 2003, MultiCell signed a 15-year license agreement with Pfizer for non-exclusive research use of our two proprietary human liver cell lines. MultiCell began shipping assay plates containing immortalized hepatic cells to other pharmaceutical companies during 2003. Multi-Cell also sells an exclusive culture media for optimum growth of the hepatocytes.

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

     One application for MultiCell's hepatocytes is use in an artificial liver device. Xenogenics, our majority-owned (56.4%) subsidiary, owns all of the rights to the SybiolR synthetic bio-liver device for which notice of allotment for a United States patent has been issued. The Sybiol "artificial liver" is intended to act as a substitute liver for a patient whose own liver is healing from injury or disease or for use as an artificial liver "bridge" for transplant patients awaiting a donor organ. This is accomplished by exposing the plasma portion of the blood to functioning liver cells which perform the functions of the damaged liver of the patient. Theoretically, the artificial device can replace the essential functions of the normal liver. The key to our device or other devices attempting to gain approval is the functionality of the cells. The Sybiol device is presumed to create a more natural environment that will contribute positively to cell functionality. The design is unique compared to other devices in that it includes a chamber with inserts to which cells attach, presumably emulating the normal environment. Today this is theoretical and has not been subjected to clinical study. The device may also be used to assist and improve the quality of life for patients with chronic liver disease or episodic liver trauma. We are currently working on a new design for this device and a compatible engineered cell line to work with it. Xenogenics has a Research and Development Agreement and a Supplier Agreement with MultiCell pursuant to which MultiCell will supply engineered human liver cell lines and optimize the interface between these cell lines and the Sybiol synthetic bio-liver device. MultiCell scientists have redesigned the chamber that will hold the hepatocytes believing that this change will allow for a healthier more functional cell. An engineered cell line is expected to eliminate variability in patient treatment and limit the viral risks associated with primary porcine hepatocytes. Technologies, such as this device, which are regulated by the Food and Drug Administration can take approximately three to five years to develop and commercialize, due to the regulatory approval process pursuant to which we will conduct required clinical studies. The necessary clinical studies, which will involve animal as well as three phases of human study, and the speed of completion, are dependant on a number of factors including clinical evidence of safety and efficacy and the availability of qualified patients. To our knowledge, no mass-produced liver device of the type that we are developing is currently available.

     Xenogenics has not generated any revenues. We estimate that we will need approximately $500,000 to validate the Sybiol synthetic bio-liver device through large animal testing. Assuming we can establish through testing that the Sybiol device can perform liver functions, we plan to joint venture the future development of this product with a major dialysis or pharmaceutical company. After establishing such a partnership, our goal will be to seek and obtain regulatory approval and introduce the Sybiol device for general distribution.

______________________________________________________________________________

     Xenogenics is currently owned as follows:

Exten Industries, Inc.	56.4%
Kestrel Equity Partners, Ltd.	21.7%
Jack Schaps	12.5%
W. Gerald Newmin	8.0%
Others	1.4%

     An engineered human cell line is expected to eliminate variability in patient treatment and limit the viral risks associated with primary porcine hepatocytes.

     The use of immortalized hepatocytes for drug discovery research does not require FDA approval. However, some of our products will be subject to regulation in the United States by the FDA and by comparable regulatory authorities in foreign jurisdictions. Future products including Therapeutic Plasma Proteins, stem cell transplantation and the Sybiol device will be regulated under the Public Health Service Act and the Food, Drug and Cosmetic Act. The use of engineered liver cells generated by MultiCell for this application will also be regulated by the FDA. Development of a therapeutic product for human use is a multi-step process. After acceptance of a plan by the FDA, animal and human testing must be completed. Human clinical investigations typically involve three phases. Phase I is conducted to evaluate the safety of the experimental product in humans. If acceptable product safety is demonstrated, the Phase II and III studies are initiated. These trials are designed to evaluate the effectiveness of the product in the treatment of a given disease and, typically, are well controlled, closely monitored studies. As Phase II trials are successfully completed, Phase III studies will commence with expanded controlled and uncontrolled trials which are intended to gather additional information about safety and efficacy in order to evaluate the overall risk/benefit relationship of the experimental product and provide an adequate basis for physician labeling. These studies also may compare the safety and efficacy of the experimental device with currently available products. While it is not possible to estimate the amount of time that will be required to complete Phase I, II and III studies, this process, often dependant on the availability of patients, may last three to five years.

     We have not yet begun human clinical trials for the Sybiol device. We intend to begin such trials by the end of 2004 upon completion of the redesign and validation of the device. MultiCell scientists have redesigned the chamber that will hold the hepatocytes believing that this change will allow for healthier more functional cells. We estimate that we will need approximately $500,000 to validate the efficacy of the device. Once the device has demonstrated functionality, the Company intends to seek joint venture arrangements with major renal dialysis companies to complete the development and commercialization of this product.

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

     With respect to MultiCell's efforts on behalf of Xenogenics, before human studies may begin, the cells provided for the Sybiol system by MultiCell will be subjected to the same FDA scrutiny as the Sybiol device. MultiCell will need to demonstrate sufficient process controls to meet strict standards for a complex medical system. This means the cell production facility will need to meet the same standards as those pertaining to a pharmaceutical company. The cells may be produced in our own facility or by a manufacturing partner for such an operation. Our plan is to partner with a major pharmaceutical company to bring our therapeutic proteins to market. The expertise of such a partner for such a complex endeavor would be invaluable in completing such a program.

______________________________________________________________________________

About Our Revenues

     We began to generate revenues during the fiscal year. On August 1, 2003, MultiCell signed an exclusive agreement with XenoTech pursuant to which XenoTech will distribute our engineered cell lines. The agreement calls for XenoTech to make annual minimum royalty payments in order for it to retain the exclusive distribution rights to our cell lines The aggregate of the foregoing minimum payments over the seven year term is approximately $18 Million.

     In early 2003, Pfizer signed a 15-year non-exclusive license agreement for further research use of our two cell lines. During fiscal year 2003, we began receiving orders from and making shipments to other pharmaceutical companies.

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
US Patent #6129911, Liver Stem Cell, expires October 10, 2017

     Now that MultiCell has begun to generate revenues and pay royalties, the annual license fee structure does not apply. The Company will pay a 5% royalty until it pays Rhode Island Hospital an aggregate of $550,000. After that, the royalty percentage decreases to 2% for the life of the patents.

     Xenogenics was notified by the United States Patent and Trademark Office on November 3, 2003 that its patent application for an " Artificial Liver Apparatus And Method", the Sybiol Synthetic Bio-Liver Device, will be allowed. The Sybiol trademark is registered in the United States Patent and Trademark Office, number 2,048,080.

     In December of 2003, Exten acquired the exclusive worldwide rights to US Patent # 6129911, for Liver Stem Cells. The Company will pay an annual license fee of $20,000 for the first three years and $10,000 per annum thereafter until a product is developed. Once a product is developed, the annual license fee will end and the Company will pay Rhode Island Hospital a 5% royalty on net sales until it pays an aggregate of $550,000 in royalties and a 2% royalty thereafter until the expiration of the patent.

Need for Government Approval

     The use of immortalized hepatocytes for drug discovery purposes does not require FDA approval. However, some of our products will be subject to regulation in the United States by the Food and Drug Administration ("FDA") and by comparable regulatory authorities in foreign jurisdictions. The Sybiol synthetic bio-liver device will be classified as a "biologic" regulated under the Public Health Service Act and the Food, Drug and Cosmetic Act. The use of HepLiu cells for this application will also be regulated by the FDA. Development of a therapeutic product for human use is a multi-step process. First, animal and in vitro testing must establish the potential safety and efficacy of the experimental product for a given disease. Once the product is found to be reasonably safe and potentially efficacious in animals, suggesting that human testing would be appropriate, an Investigational New Drug ("IND") application is submitted to the FDA. FDA approval, which may in some circumstances involve substantial delays, is necessary before commencing clinical investigations.

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

______________________________________________________________________________

     Following the successful completion of these clinical investigations, the preclinical and clinical evidence that has been accumulated is submitted to the FDA as part of a product license application ("PLA"). Approval of the PLA or IND is necessary before a company may market the product. The approval process can be lengthy and depends upon the time it takes to review the submitted data and the FDA's comments on the application, and the time required to provide satisfactory answers or additional clinical data when requested.

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

     We have not yet begun the regulatory approval process for our Sybiol Bio-synthetic liver device with the FDA.  We halted testing of the original device in early 2001pending our development of a new design for the liver device to improve oxygen availability.  Improved oxygen availability increases the viability of the hepatocytes that is critical to an efficacious liver-assist device.  The redesign was completed in late 2001.  We intend, as soon as adequate funding is available, to begin the approval process again. Upon validation of the device design, the Company will attempt to find a partner to take the project forward. Before human studies may begin, the cells provided for the system by MultiCell will be subjected to the same scrutiny as the Sybiol device. MultiCell will need to demonstrate sufficient process controls to meet strict standards for a complex medical system. This means the cell production facility will need to meet the same Good Manufacturing Practice ("GMP") standards as those pertaining to a pharmaceutical company, for example.

Research and Development

     In fiscal 2003, our Company's research and development costs were $482,309. Research and development costs during fiscal 2002 were $548,840. Our MultiCell subsidiary will have three major research projects. The first will be continued efforts towards improving the functionality of our immortalized hepatocytes, introducing products utilizing these cells, and expanding our intellectual property base. Improvements in function will open even more markets and expand the usage in the current markets for our cells. Secondly, we will move forward on our therapeutic protein development program, taking a laboratory process and validating its commercial application. Finally, we will begin a research program focused on adult liver stem cells, for which Dr. Ronald Faris, Exten Chief Scientific Officer, holds a patent which was obtained from Rhode Island Hospital in December of 2003.

     We intend to continue our research and development activities during fiscal 2004. Our Xenogenics subsidiary will focus its development efforts on the Sybiol synthetic bio-liver device. Our goal is to develop compelling data utilizing the device with large animals. This data will generate interest from potential partners who will fund future development costs.

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

Teraklin is a German based company developing a liver filtering system utilizing albumin to remove toxic substances. The system would appear to have use in critically ill patients to bridge them to transplantation.

Hepalife is a Canadian firm that has a porcine cell line that it believes will have application in a liver assist device. To our knowledge, they do not have an actual device so they would be many years from having a commercially available product.

VitaGen (formerly Hepatix) was acquired by Vital Therapies, Inc. after declaring bankruptcy. We believe they hope to restart their clinical trial program at some point in the future.

In Europe, Braun Inc. has demonstrated interest in supporting the development of a complicated and sophisticated hollow fiber device, which has already been used to treat two patients.

______________________________________________________________________________

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

Employees

     As of November 30, 2003, Exten had one full-time employee and one part-time employee; Xenogenics had one full-time employee and MultiCell had six full-time employees and one part-time employee.

Item 2. DESCRIPTION OF PROPERTY

Exten

     Warwick, Rhode Island. Exten leases approximately 2,700 square feet of space in an office building located at 55 Access Rd., Warwick, RI 02886. The lease for the facility in Warwick requires aggregate monthly payments of $4,863 and continues through July 31, 2004. We believe the facilities are adequate for the near future and plan to negotiate a new lease.

     Arizona. As of November 30, 2002, we owned 202 undeveloped lots in the Grand Canyon Development in Valle, Arizona, approximately 70 miles south of the Grand Canyon which were acquired by prior management as a tangible asset. We currently have no policy of acquisition of land for capital gain or income. We are currently in arrears on back taxes and interest in the amount of $120,000. Presently, we plan to deed 194 lots to the State of Arizona, following which we will have no obligation or liability with respect to such lots. The State has not given us a date yet when deeding can be executed. Since we have paid taxes within the last five years on 8 of the lots, Arizona law prohibits us from deeding these lots back to the state and we therefore intend to sell them as soon as possible. Our obligation with respect to such lots is approximately $800.

MultiCell Technologies and Xenogenics

     Our two subsidiaries share the corporate facility in Warwick, Rhode Island facility that houses administration, research, development and manufacturing of human cells and cell lines. We are not currently considering potential new sites for our operations and do not plan to move, if at all, until late 2004.

Item 3. LEGAL PROCEEDINGS

     The Company is not currently and was not a party to any lawsuits during the fiscal year.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the OTC Bulletin Board under the symbol EXTI.OB. Our stock is considered penny stock and is, therefore, subject to the Securities Enforcement Remedies and Penny Stock Reform Act of 1990. Penny stock is defined as any equity security not traded on a national stock exchange or quoted on NASDAQ and that has a market price of less than $5.00 per share. Additional disclosure is required in connection with any trades involving a stock defined as a penny stock (subject to certain exceptions), including the delivery, prior to any such transaction, of a disclosure schedule explaining the penny stock market and the associated risks. Broker-dealers who recommend such low-priced securities to persons other than established customers and accredited investors satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchase and receive the purchaser's written consent prior to the transaction.

______________________________________________________________________________

     The table below gives the range of high and low bid prices of our common stock for the fiscal years ended November 30, 2003 and November 30, 2002 based on information provided by the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions or a liquid trading market.

Fiscal Year Ended November 30, 2003
	High	Low
First quarter	$.09	$.05
Second quarter	$.08	$.05
Third quarter	$.12	$.09
Fourth quarter	$1.16	$.09

Fiscal Year Ended November 30, 2002
	High	Low
First quarter	$.14	$.08
Second quarter	$.11	$.08
Third quarter	$.08	$.04
Fourth quarter	$.08	$.04

     No cash dividends have been paid on Exten Common Stock for the 2002 and 2003 fiscal years and no change of this policy is under consideration by the Board of Directors.

     The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our Company's earnings, financial requirements, and opportunities for reinvesting earnings, business conditions, and other factors. There are otherwise no restrictions on the payment of dividends. The number of shareholders of record of our Company's Common Stock on January 14, 2004 was approximately 1,242.

Recent Sales of Unregistered Securities
1.

During fiscal year 2003, we issued thirteen convertible notes in the aggregate principal amount of $184,981.  The notes are convertible into shares of our common stock at the following conversion rates:

	(1)	$.10, if converted during the first twelve (12) months after the date of the related agreement;
	(2)	$.15, if converted after the twelfth (12th) and through the twenty-fourth (24th) month of the related agreement; and
	(3)	$.20, if converted after the twenty-fourth (24th) month of the related agreement and prior to the maturity date.

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

Overview

     Exten Industries, Inc. (the "Company") (OTCBB-EXTI) is a Rhode Island based medical products holding company whose focus is on the production and application of immortalized human liver cells in the treatment of liver disease. MultiCell Technologies, Inc. (MultiCell), a wholly owned subsidiary of the Company, is a global leader in producing immortalized human liver cells (hepatocytes). Xenogenics Corporation (Xenogenics) is a majority owned subsidiary that is developing a proprietary bio-artificial liver support device that utilizes MultiCell's immortalized cells.

     Hepatocytes are the most bio-chemically complex cells in the human body and play an important role in the use and creation of carbohydrates, amino acids, proteins, lipids and nucleic acids. The hepatocyte is also the major player in the activation or inactivation of foreign toxic substances (xenobiotics). Understanding how the human body will react to foreign substances entering the body is a major part of all pharmaceutical and chemical development. If a pharmaceutical company can understand how the liver reacts to a substance early in the new drug development cycle, potentially millions of development dollars and years of time can be saved.

______________________________________________________________________________

     MultiCell's immortalized liver cells have demonstrated the ability to replace the need for continuous procurement and quality testing of primary cells from donated human livers and the use of animal cells. Expanded from MultiCell cell banks these cell lines have significant cost and quality control advantages over primary cell sources. MultiCell's proprietary human immortalized hepatic cell lines radically differ from other immortalized cell lines in that they regenerate while maintaining liver function. A prolific cell without function is of no value. These cell lines provide a consistent and functional resource for drug discovery and toxicology research, and can also be applied to liver tissue regeneration. Additionally, MultiCell's cell lines produce therapeutic proteins that we believe may ultimately be used in new medicines

     In August, 2003, MultiCell signed an exclusive sales, manufacture and distribution agreement for the use of its cell lines by XenoTech, which is an unrelated party. The agreement, which is for a term of seven years, required XenoTech to make an initial payment of $800,000 to MultiCell in August 2003 for the right to distribute the cells and requires XenoTech to make royalty payments to MultiCell of 17.5% of net sales for the direct sale of its cells and 34% for any license agreements signed with pharmaceutical companies. XenoTech must bear all the costs for its manufacturing and sales activities and make specified minimum periodic royalty payments which total $18 million during the contract to maintain distribution exclusivity. XenoTech also made a $700,000 royalty prepayment in August 2003 as an advance against the minimum royalty payment of $800,000 for the first royalty period which will be 16 months. The subsequent 5 royalty periods will be 12 months and the last royalty period is 8 months. MultiCell will only receive cash payments initially for 25% of the royalties it earns under the agreement with the balance applied against the $700,000 royalty prepayment with the remaining periods being twelve months. MultiCell will repay the $700,000 by receiving 25% of each royalty dollar until it is repaid.

     XenoTech has distribution agreements with numerous companies for a variety of pharmaceutical and laboratory products and also performs contract research for pharmaceutical companies. These services position XenoTech to distribute our cell lines. They utilize direct sales presentations, telemarketing, and direct mail to promote and sell our cells. Additionally, since they have a number of respected scientists and have developed compelling efficacy data for our cells, they frequently give presentations at conferences which help develop sales leads.

     MultiCell is also developing cell-related platform technologies and products to treat a variety of liver diseases and has identified four clinically relevant applications for its cell-based products:
*	High through-put screening assays for drug discovery, lead optimization, and pharmacogenomic studies

*	Production of natural therapeutic plasma proteins

*	Cell transplantation to treat metabolic liver deficiencies

*	Cellular component of liver assist devices used to treat patients suffering from acute and chronic liver failure

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

     License Agreements - costs incurred to obtain license agreements are capitalized and amortized on a straight-line basis over the term of the respective agreement.

______________________________________________________________________________

     Revenue Recognition - As of November 30, 2003, the Company's revenues have been generated primarily from contractual research activities and the sale of cells. Management believes such sources of revenue will be part of the Company's ongoing operations. The Company applies the guidance provided by Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended, ("SAB 101"). Under the provision of SAB 101, the Company recognizes revenue from commercial and government research agreements as services are performed, provided a contractual agreement exists, the contract price is fixed or determinable and the collection of the contracted amounts is probable. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed.

     Stock-Based Compensation - Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation"' provides for the use of a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation costs related to stock and stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees." Entities electing to continue to use the intrinsic value method must make pro forma disclosures of net income or loss and earnings or loss per share as if a fair value method of accounting had been applied. The Company has elected to continue to account for its stock-based compensation to employees under APB 25. In accordance with the provisions of SFAS 123, all other issuances of common stock, stock options, warrants or other equity instruments to employees and non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Generally, the fair value of any options, warrant or similar equity instruments issued will be estimated based on the Black-Scholes option-pricing model.

     Long-Lived Assets - Long-lived assets that do not have indefinite lives, such as property and equipment and license agreements, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses for assets to be held and used are then measured based on the excess, if any, of the carrying amounts of the assets over their fair values. Long-lived assets to be disposed of in a manner that meets certain criteria are stated at the lower of their carrying amounts or fair values less costs to sell and are no longer depreciated.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. However, management does not expect the Company to make such a change. In addition, SFAS 148 amended the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has included the disclosures required by SFAS 148 in Note 10 to the Consolidated Financial Statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was effective for interim periods beginning after June 15, 2003.

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

Year Ended November 30, 2003, Compared to Year Ended November 30, 2002

     Revenues. Total revenues decreased to $365,166 for the fiscal year ended November 30, 2003 compared to $804,538 for the fiscal year ended November 30, 2002. These revenues came primarily from the sale of our cell lines to pharmaceutical companies and the rights payment and pre-royalty payment from XenoTech. Although MultiCell received a total of $1,500,000 in cash as part of the XenoTech Agreement, $800,000 is recognized as revenue over the life of the seven-year agreement and $700,000 is recognized as revenue over the first sixteen months of the agreement. We have negotiated a license agreement with Pfizer allowing them to continue to use our cell lines for research now that the collaborative research project that took place in 2002 has been completed.

______________________________________________________________________________

     Operating Expenses. Total operating expenses decreased to $1,973,137 for the fiscal year ended November 30, 2003 from $2,241,310 for the fiscal year ended November 30, 2002. The decrease is primarily due to the reduction of expenses associated with consolidating facilities and reducing personnel at the beginning of the fiscal year. These reduced expenses are reflected in selling, general and administrative expenses, research and development costs and depreciation and amortization.

     The decrease of $200,793 in selling, general and administrative expenses for the fiscal year ended November 30, 2003 over the prior year is primarily attributable to reduced staff and operational expenses at MultiCell and Exten. The decrease of $66,531 in research and development compared to the prior year expenses is attributable primarily to lab personnel reductions. Depreciation and amortization did not change materially.

     Other income/expense. Interest expense for the fiscal year ended November 30, 2003, was $205,144, which represents an increase of $80,680 over the prior fiscal year. This increase is attributable to interest expense incurred on the funds borrowed for the acquisition and operation of MultiCell, as well as other new notes payable which were not outstanding during the prior year. Interest income for the fiscal year ended November 30, 2003, was $63,971, as compared to $74,731 for the prior year. This decrease is attributable to less interest paid on notes receivable from loans made in prior years and during the current fiscal year. The amortization of the discount on notes payable for the fiscal year ended November 30, 2003, was $251,351, as compared to $132,142 for the prior year. The increase is due to acceleration of the discount due to note conversions during the fiscal year. Minority interest in loss of subsidiary for the fiscal year ended November 30, 2003 was $1,067, as compared to $12,334 for the prior year. This decrease is due to the subsidiary's decrease in activity and resultant decrease in its loss this year.

     Net loss. Net loss for the fiscal year ended November 30, 2003, was $1,984,053, as compared to a net loss of $1,576,663 for the prior year, representing an increase in net loss of $407,390. This increase is attributable primarily to the lower revenues attained during the year as we transitioned into commercialization of our cell lines, which was only partially offset by greater expense reductions associated with consolidation and personnel reductions.

Liquidity and Capital Resources

     Our cash needs have been managed primarily through the issuance of debt or equity instruments. During the last quarter of the fiscal year, the Company received $1,500,000 cash from XenoTech for the rights to distribute our cell lines and prepayment of royalties. This cash along with royalties, substantially improved the Company's liquidity position. The additional royalties we will now begin to receive from these sales by XenoTech may be large enough to cover our cash requirements for ongoing operations. The Company is maintaining a conservative fiscal policy until it can ascertain the level of royalty payments above the annual minimums. Additionally, the Company is discussing additional equity investments. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue its ongoing research efforts.

     During Fiscal Year 2003, thirty-five Promissory Notes, with a carrying value of $945,500 in principal and $117,655 of interest were converted into 7,588,422 shares of Exten Common Stock. The notes were converted at $.07, $.10, $.15, and $.20 per share depending on the amount of time that the note was held by the creditor. Additionally, 2,443,166 incentive and non-qualified stock options were exercised by employees and directors generating $270,763 in cash for the Company.

Research Agreements

     In October 2002, MultiCell Technologies was awarded a Phase I Small Business Innovation Research (SBIR) grant from the National Institutes of Health to study the production of therapeutic plasma proteins by immortalized, non-tumorigenic human hepatocytes. The aim of the SBIR award is to compare the function of MultiCell's hepatocyte-derived products to recombinant and plasma-derived therapeutic plasma proteins. The grant is for $133,000 and will be paid over the grant period of one year as the work is performed.

Notes Payable

     During Fiscal Year 2003, the Company received a total of $184,981 from thirteen convertible promissory notes with interest accruing at 10% per annum. The principal and interest are payable from three to five years after the inception of the notes. The lenders may convert the principal and any unpaid interest due into the Company's common stock. The conversion price varies from $.10 to $.20 per share. Additionally, the Company issued 2,216,250 common stock warrants exercisable at $.10 per share should the notes be converted. The Company did not increase additional paid-in capital based on the fair value of the warrants or reduce the carrying value of the convertible promissory notes payable. At the time of issuance, the fair value of the warrants was $0.

Item 7. FINANCIAL STATEMENTS

     The full text of the Company's audited consolidated financial statements for the fiscal years ended November 30, 2003 and 2002 begins on page F-1 of this Report.

______________________________________________________________________________

Item 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

Item 8A. DISCLOSURE CONTROLS AND PROCEDURES

     As of November 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and Treasurer, concluded that the Company's disclosure controls and procedures were effective as of November 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to November 30, 2003.

______________________________________________________________________________

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Directors and Executive Officers of the Company as of November 30, 2003 were:

Name	Age	Position	Date elected
---------------------------	------------	-------------------------------------------------------	---------------------
W. Gerald Newmin	66	Chairman, CEO, Secretary and Director	May 17, 2000
Edward Sigmond	45	Director	May 17, 2000
Gregory F. Szabo	50	President, Treasurer and Director	June 6, 2001
Ann Ryder Randolph	57	Director	June 21, 2002
Thomas A. Page	70	Director	September 11, 2003

     W. Gerald "Jerry" Newmin began as a consultant to the Board of Directors of Exten in June 1995. On December 1, 1995, he was elected Chairman of the Board of Directors, Chief Executive Officer, and President of Exten. He currently serves as our Chairman, Chief Executive Officer and Secretary. Mr. Newmin is the Secretary and a director of Xenogenics and a Secretary and a director of MultiCell Technologies. Mr. Newmin is past Chairman of the Board of the Corporate Directors Forum, a non-profit organization of over 200 California Board members, which promotes excellence in corporate governance. He serves on the Board of Directors of San Diego Defcomm, a not-for-profit consortium of defense companies based in San Diego and DefenseWeb Technologies, Inc., a privately owned software development company based in San Diego. From 1987 to 1995, Mr. Newmin owned a management consulting firm that provided senior management services to both public and private companies. From 1984 to 1987, Mr. Newmin was President of HealthAmerica Corporation, then the nation's largest publicly held HMO management company. From 1977 to 1984, he was President of International Silver Company, a diversified multi-national manufacturing company that he restructured. From 1973 to 1977, Mr. Newmin was Vice President and Western Regional Director for American Medicorp, Inc., and managed 23 acute care hospitals in the Western United States. From 1962 to 1973, at Whittaker Corporation, Mr. Newmin held senior executive positions, including Chief Executive Officer of Production Steel Company, Whittaker Textiles Corporation, Bertram Yacht Corp., Narmco Materials Corp., and Anson Automotive Corp., and was instrumental in Whittaker's entry into the United States and international health care markets. Mr. Newmin has a Bachelor's degree in Accounting from Michigan State University.

     Edward Sigmond was elected to the Board of Directors of Exten in 1999. He has been in sales, marketing and operations management for the past 20 years. Mr. Sigmond has served as president of Kestrel Holdings, Inc. since its inception in 1997. His duties include all executive functions from financial oversight to marketing and management of business services. Kestrel Holdings, Inc. is the general partner of Kestrel Equity Partners, Ltd., which was formed to fund Exten and Xenogenics. Mr. Sigmond served as president of Kestrel Development, a Texas based real estate development company, from 1993 to 1998 when it was dissolved. From 1992 to 1996, Mr. Sigmond was President of American Machine and Bearing of Dallas, Texas. Prior positions included Assistant to President of Alpha Aviation, Dallas, Texas, 1990-1992; Founder and President of Specialty Food Products, Arlington, Texas, 1987-1990; and Vice President/Regional Manager of Geodata Corporation, Houston, Texas 1981-1987. He has varied negotiation, sales, marketing, managerial and operational skills with existing and startup operations. He studied Marketing and Chemistry at Duquesne University.

     Gregory F. Szabo was appointed Exten's President and Treasurer on April 19, 2001, and was appointed MultiCell Technologies' Chairman and Chief Executive Officer on September 15, 2001. From June 2000 to the present, he has served as President and CEO of Xenogenics Corporation, our majority-owned subsidiary. He has 20 years of experience in the medical device industry, including FDA product submission and insurance reimbursement experience plus sales, marketing and management responsibilities. From January 2000 to June 2000, Mr. Szabo worked as an independent management consultant for several companies, including Exten. Prior to joining Exten and Xenogenics, Mr. Szabo was President and Chief Executive Officer of Titan Scan where he managed the medical sterilization and food pasteurization business from June 1998 until January 2000. From January 1997 until June 1998, he was President and Chief Executive Officer of Goulter Medical Inc. He has also held senior management positions at Comfort Clinic, Bio Clinic, Zimmer, and Becton Dickinson. He holds a Masters in Management from Drucker Graduate School, Claremont University, Claremont, CA and a Bachelors degree from the University of Toledo.

______________________________________________________________________________

     Ann Ryder Randolph, a respected San Diego executive and consultant to the life sciences industry, was elected to the Board of Directors of Exten on June 21, 2002. Ms. Randolph, as the first managing director (1995-1999) and charter board member of BIOCOM (1993-1999), the regional trade association for life sciences, was a public advocate for the 400 San Diego companies BIOCOM represented. While at BIOCOM, she developed a buying consortium for member companies and built BIOCOM into one of the largest regional biosciences trade associations in the world. Previously, she was principal of a medical strategic planning, business development and marketing firm (1985-1995) after leaving a similar position at Scripps Clinic and Research Foundation in La Jolla, California. Randolph has served on the San Diego Regional Economic Prosperity Committee, the San Diego Regional Economic Development Corporation's industrial land use committee, the Greater San Diego Chamber of Commerce public policy committee, the Airport Master Plan Public Working Committee, and was a founding member of the High Tech Steering Committee. Randolph earned Bachelor and Master of Arts degrees in English from the University of Louisville, Kentucky. She also serves on the boards of Allylix, Inc.; the University of California, San Diego, Libraries; and the Corporate Directors Forum (CDF) and was named Director of the Year by the CDF board in 2001.

     Thomas A. Page joined the Board as a Director on September 11, 2003 Mr. Page is Director Emeritus and former Chairman of the Board of Enova Corporation and San Diego Gas and Electric Company (now part of Sempra Energy). Mr. Page has been active in numerous industrial, community and governmental associations and has funded medical research. He is a director of the San Diego Regional Economic Development Corporation, a trustee of the Grossmont Union High School District Board of Education, chairman of Cuyamaca Bank, an advisory director of Sorrento Ventures, and a director of Leap Wireless International, Targeted Molecules Corp., Metallic Power and SYS Technologies, Inc. Page has also served on the boards of The Scripps Research Institute and The Burnham Institute, two La Jolla-based biomedical research institutes of note.

     In 1998, the Corporate Directors Forum in San Diego honored Mr. Page as Director of the Year for Lifetime Achievement in Corporate Governance. Mr. Page earned a Bachelor of Science degree in civil engineering, a masters in industrial administration and was awarded a doctorate in management, all from Purdue University. He has been licensed as an engineer and as a certified public accountant (CPA). Mr. Page also serves on the University of California Presidents Council on the National Laboratories.

______________________________________________________________________________

Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth information concerning the compensation received for the fiscal years ended November 30, 2003, 2002, and 2001 for services rendered to the Company in all capacities by the Company's Chief Executive Officer and any officer with salary over $100,000 per year.

		Annual Compensation			Long Term Compensation Awards
		-------------------------------------------------			---------------------------------------------
Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)(1)	Restricted stock award(s) ($)	Securities Options/SARs (#)
-----------------------------	--------	------------	-------	-------------------	---------------	--------------------------
W. Gerald Newmin, Chairman of the Board, Chief Executive Officer, Secretary and Director	2003 2002 2001	-0- -0- -0-	-0- -0- -0-	$45,625 $53,500 $67,841	-0- -0- -0-	-0- 500,000 825,000
Gregory F. Szabo President, Treasurer, Director	2003 2002 2001	$149,662 $66,169 $145,000	-0- -0- -0-	$38,500 $35,176 $30,000	-0- -0- -0-	-0- 2,000,000 400,000

(1)

Represents the fair market value of shares of our common stock paid in lieu of cash based on the closing market price of our common stock on the date of approval by our board of directors. A total of 958,754, 458,656, and 311,147 shares were issued to Mr. Newmin in fiscal 2003, 2002, and 2001 respectively, and a total of 812,011, 474,951, and 248,918 shares were issued to Mr. Szabo in fiscal 2003, 2002, and 2001 respectively.

Stock Option Grants in Fiscal Year 2003

     There were no stock options granted to Executive Officers during the fiscal year ended November 30, 2003.

Stock Option Exercises and Fiscal Year-end Values

     The following table presents information for the Named Executive Officers with respect to stock options exercised during fiscal year 2003 and unexercised options held as of the end of the fiscal year.

______________________________________________________________________________

Aggregated Option Exercises In Fiscal Year 2003 And Fiscal Year End Option Values

Name	Shares Acquired On Exercise (#)	Value Realized by Company ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End 11/30/03 Exercisable/Unexercisable	Exercise Price Value of Unexercised In-the-Money Options at Fiscal Year End ($) Exercisable/Unexercisable
W.Gerald Newmin	250,000	$52,500.00	963,889/111,111	$165,472/19,075
Gregory F. Szabo	200,000	$16,000.00	2,561,111/88,889	$248,278/8,617

Compensation of Directors

     Our bylaws authorize our board of directors to fix the compensation of directors for services related to their membership in board committees and allow the reimbursement of expenses of directors for their attendance at each meeting of our board of directors. On February 15, 2000, the board of directors resolved that each board member would receive the equivalent of $2,000 in our common stock for each board meeting in which such director participates. The number of shares issued for each meeting is based upon the closing price of our common stock on the date of the board meeting in question.

     In addition to the per meeting stock grants, during fiscal year 2002, Gregory Szabo was granted options for 2,000,000 shares of common stock at $.08 per share. These options vest over a six month period from June 7, 2002 and January 2, 2003 and will expire on June 6, 2006. New members of the Exten Board of Directors are granted 250,000 options at the then market price. As such, Ms. Randolph was granted 250,000 on June 19, 2002 at $.065 which vest over a three year period and expire June 19, 2006 and Mr. Page was granted 250,000 on September 11, 2003 at $.175 which vest over a three year period and expire September 11, 2007. There were no other option grants to directors during the fiscal year ended November 30, 2003.

Compliance with Section 16(a) of the Securities Exchange Act

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the fiscal year ended November 30, 2003, the Company's executive officers, directors and all persons who own more than ten percent of a registered class of the Company's equity securities complied with all Section 16(a) filing requirements.

Code of Ethics

     The Company has adopted a formal Code of Ethics applicable to all Board members, executive officers and all employees.

______________________________________________________________________________

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLANS

     Effective February 15, 2000, the Company adopted a 2000 Stock Incentive Plan and a 2000 Employee Benefit Plan which authorizes the granting of shares and options to employees, outside directors, consultants, and vendors. Under the Plans, awards are made in the form of restricted shares or options, which may constitute incentive stock options or non-statutory stock options. Only employees of the Company are eligible for the grant of incentive stock options. The total number of options and restricted shares that could have been awarded under the 2000 Stock Incentive Plan initially was 5,000,000. As of the first day of each calendar year commencing January 1, 2001, this total will automatically increase by 2% of the total number of common shares then outstanding or 500,000 shares, whichever is less. The option price, number of shares, grant date, and vesting period are determined at the discretion of the Company's Board of Directors. The exercise price of each ISO granted under the plan must equal 100% of the market price of the Company's stock on the date of grant. The exercise price of each NSO grant under the plan cannot be less than 85% of the market price of the Company's stock on the date of grant. An option's maximum term is 10 years. As of November 30, 2003, the total number of options that were authorized for issuance under the 2000 Stock Incentive Plan had increased from 5,000,000 shares to 6,500,000. However, the Company has issued more options than were authorized under the 2000 Stock Incentive Plan. This was necessary to provide an incentive to key employees to stay with the Company or one of its subsidiaries. The Company intends to obtain shareholder approval for an increase in the number of options authorized for issuance at its next shareholder meeting.

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Options remaining Available for Future Issuance under Equity Compensation Plans
-----------------------------	---------------------	---------------------	---------------------
Equity compensation plans approved by stockholders	8,198,334	$0.14	0
Equity compensation plans not approved by stockholders	0	0	0
	---------------------	---------------------	---------------------
Total	8,198,334	$0.14	0
	=============	=============	=============

     The following table sets forth, as of January 14, 2004, certain information as to shares of our common stock owned by (i) each person known to beneficially own more than 5% of the outstanding common stock, (ii) each of our directors, and named executive officers, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each named beneficial owner is the same as that of our principal executive offices located at 55 Access Road, Suite 700, Warwick, RI, 02886.

______________________________________________________________________________

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Class Beneficially Owned
-------------------------------	-------------------------------	------------------------
W. Gerald Newmin (3)	29,109,931	24.7%
Gregory F. Szabo (4)	4,724,728	4.0%
Edward Sigmond (5)	7,371,896	6.3%
Kestrel Equity Partners Ltd. (6)	6,914,000	5.9%
The Estate of Hugo O. Jauregui (7)	8,338,345	7.1%
Ann Ryder Randolph (8)	339,817	0.2%
Thomas A.Page	3,406,530	2.9%
All executive officers and directors as a group (five persons)	44,891,656	38.1%

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
(3)

Includes 3,414,776 shares of our common stock owned by Mr. Newmin's spouse, over which Mr. Newmin disclaims beneficial ownership. Includes 963,889 shares issuable under options which are exercisable on or within 60 days of December 31, 2003 and 11,748,554 shares in the form of convertible notes and warrants.

(4)	Includes 2,561,111 shares issuable under options which are exercisable on or within 60 days of December 31, 2003.
(5)	Includes 6,914,000 shares of our common stock owned by Kestrel Equity Partners Ltd., for which Mr. Sigmond serves as Managing Partner.
(6)	Kestrel Equity Partners, Ltd. is a limited partnership investment fund; Ed Sigmond, one of our directors, is its Managing Partner. Its address is 2808 Cole Ave., Dallas, Texas 75204.
(7)	The trustees of the Estate are Candice L. Dyer, M.D. and Timothy Van Johnson.
(8)	Includes 83,333 shares issuable under options which are exercisable on or within 60 days of December 31, 2003

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     JGS Management Group, Inc. (JGS), of which Jerry G. Simek, a former Director of Exten, is the President and sole shareholder, provided services to Exten pursuant to a Contractor/Management Consulting to assist the Company in specific projects such as acquisition analysis and due diligence and a Finders Fee Agreement with Exten. The agreement provided that JGS would be compensated for every hour of consulting work performed and pursuant to an established formula for the introduction of investors who actually invest in Exten or lend Exten money. During fiscal year 2002, we issued a total of 30,295 shares of our common stock to Mr. Simek pursuant to this agreement in consideration of 55 hours of service, which service consisted primarily of financial analysis. The remainder of the shares were issued for his Director role. The shares were issued to Mr. Simek's trust at the request of JGS Management. None of the shares issued to Mr. Simek were issued to him as finders fee compensation.

     From August 2001 through November 2003, the Company borrowed an aggregate of $1,858,500 in order to finance the acquisition of MultiCell and for working capital. Of this amount, we borrowed $ 736,000 from Mr. Newmin, our chairman and Chief Executive Officer, and $50,000 from Mr. Szabo, our President. The notes bear interest at the rate of 10% per annum, with all principal and accrued interest due and payable in August 2004 and various dates in 2005.

     During the fiscal year, Mr. Newmin converted $157,000 of his loans plus accrued interest and Mr. Szabo converted all of his loan plus accrued interest into Exten Common Stock. Mr. Newmin received a total of 1,036,306 shares and Mr. Szabo received 304,658 shares of stock.

     Mr. Newmin may convert the remainder of his loans into shares of our common stock prior to the due date of the loan at the following conversion rates (i) $.10, if converted during the first twelve (12) months after the date of this Agreement; (ii) $.15, if converted after the twelfth (12th) and through the twenty-fourth (24th) month of this Agreement; and (iii) $.20, if converted after the twenty-fourth (24th) month and prior to the maturity date. In addition, Messrs. Newmin and Szabo received warrants to purchase 6,550,000 and 500,000 shares of our common stock, respectively, at an exercise price of $.10 per share.

______________________________________________________________________________

Item 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.	Description	Page
----------------	------------------------------------------------------------------------	-----------
10.1	MultiCell - XenoTech License Agreement	1
14.1	Code of Ethics	16
23.1	Consent of Independent Public Accountants-J.H. Cohn LLP	17
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	20
31.2	Certification of Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	21
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	22
32.2	Certification of Treasurer Pursuant to 18 U.S.C. Section 1350	23

(b)  Reports on Form 8-K

     The Company filed a Form 8-k with the Securities and Exchange Commission on November 18, 2003, to describe the changes to various amended periodic report filings.

Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees.

     The aggregate fees billed for the fiscal years ended November 30, 2003 and 2002 for professional services rendered by J.H. Cohn LLP for the audit of the our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB were $52,124 and $41,000, respectively.

Audit Related Fees.

     The aggregate fees billed for the fiscal years ended November 30, 2003 and 2002 for assurance and related services rendered by J.H. Cohn LLP related to the performance of the audit or review of our financial statements were $7,054 and $3,026, respectively.

Tax and Other Fees.

     The aggregate fees billed for the fiscal years ended November 30, 2003 and 2002 for services rendered by J.H. Cohn LLP in connection with the preparation of our federal and state tax returns were $450 and $5000, respectively.

______________________________________________________________________________

SIGNATURES

     Pursuant to the requirements of Section 13 or 15D of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

EXTEN INDUSTRIES, INC. (Registrant)

By /s/ W. Gerald Newmin W. Gerald Newmin Chairman & CEO Dated February ___, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
-------------------------------------	------------------------------------------	---------------------
/s/ W. Gerald Newmin W. Gerald Newmin	Chairman ,CEO and Secretary	February __,2004

/s/ Gregory F. Szabo Gregory F. Szabo	President, and Treasurer	February ___, 2004

/s/ Edward Sigmond Ed Sigmond	Director	February ___, 2004

/s/ Ann Ryder Randolph Ann Randolph	Director	February ___, 2004

/s/ Thomas A. Page Thomas Page	Director	February ___, 2004

______________________________________________________________________________

- F 1 -
______________________________________________________________________________

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Exten Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of EXTEN INDUSTRIES, INC. AND SUBSIDIARIES as of November 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Exten Industries, Inc. and Subsidiaries as of November 30, 2003 and 2002, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has sustained recurring losses and it had a working capital deficiency and an accumulated deficit at November 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result form the outcome of this uncertainty.

J. H. Cohn LLP

San Diego, California
January 9, 2004

- F 2 -
______________________________________________________________________________

Exten Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
November 30, 2003 and 2002

ASSETS
	2003	2002
	______________________	______________________
Current assets:
Cash and cash equivalents	$1,058,960	$43,892
Accounts receivable	4,586	35,181
Current portion of notes receivable		5,813
Other current assets	18,544	26,026
	______________________	______________________
Total current assets	1,082,090	110,912

Property and equipment, net	123,932	154,295

License agreement, net of accumulated amortization of $259,346 and $159,232	2,140,939	2,273,371

Notes receivable, net of current portion	260,000	237,949

Other assets	123,932	111,835
	______________________	______________________
Total assets	$3,730,653	$2,888,362
	====================	====================

See accompanying notes on consolidated financial statements.

- F 3 -
______________________________________________________________________________

Exten Industries, Inc. and Subsidiaries
Consolidated Balance Sheets
November 30, 2003 and 2002

LIABILITIES AND STOCKHOLDERS' EQUITY
	2003	2002
	______________________	______________________
Current liabilities:
Accounts payable and accrued expenses	$625,002	$702,259
Current portion of notes payable, including $25,000 in default in 2003 and 2002	260,000	34,892
Current portion of related party notes payable	21,000
Current portion of deferred income	735,296	30,100
Other current liabilities	37,196	34,467
	______________________	______________________
Total current liabilities	1,678,494	801,718
	______________________	______________________

Non-current liabilities:
Notes payable, net of current portion	786,113	1,423,281
Deferred income, net of current portion	634,272
Other liabilities	172,603	119,695
	______________________	______________________
Total non-current liabilities	1,592,988	1,542,976
	______________________	______________________
Total liabilities	3,271,482	2,344,694
	______________________	______________________
Minority interest	146,190	147,257

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value: 200,000,000 shares authorized, 117,816,411 and 101,024,904 shares issued and outstanding	1,178,162	1,010,249
Additional paid-in capital	16,386,717	14,724,007
Stock subscriptions receivable		(70,000)
Deferred compensation costs	(24,916)	(24,916)
Accumulated deficit	(17,226,982)	(15,242,929)
	______________________	______________________
Total stockholders' equity	312,981	396,411
	______________________	______________________

Total Liabilities and Stockholders' Equity	$3,730,653	$2,888,362
	====================	====================

See accompanying notes on consolidated financial statements.

- F 4 -
______________________________________________________________________________

Exten Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
For The Years ended November 30, 2003 and 2002

	2003	2002
	______________________	______________________
Revenue	$365,166	$804,538
	______________________	______________________
Operating expenses:
Selling, general and administrative	1,325,161	1,525,476
Research and development	482,309	548,840
Depreciation and amortization	166,387	167,344
	______________________	______________________
Total operating expenses	1,973,857	2,241,660
	______________________	______________________
Operating loss	(1,608,691)	(1,437,122)
	______________________	______________________
Other income (expense):
Loss on sale of equipment	(1,522)
Interest expense	(205,144)	(124,464)
Amortization of discount on notes payable	(251,351)	(132,142)
Interest income	63,971	74,731
Amortization of discount on note receivable	30,000	30,000
Write-off of note receivable	(12,353)
Minority interest in loss of subsidiary	1,067	12,334
	______________________	______________________
Total other income (expense)	(375,332)	(139,541)
	______________________	______________________
Net loss	$(1,984,053)	$(1,576,663)
	====================	====================
Basic loss per share	$(0.02)	$(0.02)
	====================	====================
Weighted average number of shares outstanding	106,086,899	99,458,556
	====================	====================

See accompanying notes on consolidated financial statements.

- F 5 -
______________________________________________________________________________

Exten Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
For The Years ended November 30, 2003 and 2002

	Common Stock		Additional Paid-in Capital	Stock Subscriptions Receivable	Deferred Compensation Costs	Accumulated Deficit	Total Stockholders' Equity
	------------------------
	Shares	Amount
	------------	------------	------------	------------	------------	------------	------------
Balance, November 30, 2001	97,629,444	$976,294	$14,269,569	$(85,000)	$(8,250)	$(13,666,266)	$1,486,347

Issuance of stock for services	3,395,460	33,955	287,364	-	(16,666)	-	304,653

Partial extinguishment of receivable	-	-	-	15,000	-	-	15,000

Warrants and beneficial conversion rights issued in connection with borrowings	-	-	167,074	-	-	-	167,074

Net loss	-	-	-	-	-	(1,576,663)	(1,576,663)
	------------	------------	------------	------------	------------	------------	------------
Balance, November 30, 2002	101,024,904	1,010,249	14,724,007	(70,000)	(24,916)	(15,242,929)	396,411

Issuance of stock for services	7,329,919	73,298	480,906	-	-	-	554,205

Partial extinguishment of receivable	-	-	-	13,000	-	-	13,000

Cancellation of stock subscriptions	(570,000)	(5,700)	(51,300)	57,000	-	-	0

Conversion of convertible notes payable	7,588,422	75,883	986,772	-	-	-	1,062,655

Stock options exercised	2,443,166	24,432	246,332	-	-	-	270,763

Net loss	-	-	-	-	-	(1,984,053)	(1,984,053)
	------------	------------	------------	------------	------------	------------	------------
Balance November 30, 2003	117,816,411	$1,178,162	$16,386,717	$ 0	$(24,916)	$(17,226,982)	$312,981

See accompanying notes on consolidated financial statements.

- F 6 -
______________________________________________________________________________

Exten Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For The Years ended November 30, 2003 and 2002

	2003	2002
	______________________	______________________
Cash flows from operating activities:
Net loss	$(1,984,053)	$(1,576,663)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	166,387	167,344
Amortization of discount on note receivable	(30,000)	(30,000)
Amortization of discount on notes payable	251,351	132,142
Write-off of note receivable	12,353
Common stock issued for services	554,205	304,653
Minority interest in loss of subsidiary	(1,067)	(12,334)
Loss on sale of equipment	1,522

Changes in operating assets and liabilities:
Accounts receivable	30,595	4,819
Other current assets	7,482	57,502
Other assets	(11,857)	(23,295)
Accounts payable and accrued expenses	50,898	382,644
Other current liabilities	2,729
Deferred income	1,339,468	(387,025)
Other liabilities	52,908	106,261
	______________________	______________________
Net cash provided by (used in) operating activities	442,921	(873,952)
	====================	====================

See accompanying notes on consolidated financial statements.

- F 7 -
______________________________________________________________________________

Exten Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For The Years ended November 30, 2003 and 2002

	2003	2002
	______________________	______________________
Cash flows from investing activities:
Purchase of equipment	(6,614)	(13,758)
Proceeds from sale of assets	1,500
Principal payments on notes receivable	1,409	1,238
	______________________	______________________
Net cash used in investing activities:	(3,705)	(12,520)
	______________________	______________________

Cash flows from financing activities:
Proceeds from notes payable	325,481	547,500
Payments of notes payable	(33,392)
Proceeds from exercised options	270,763
Proceeds from subscribed stock	13,000	15,000
	______________________	______________________
Net cash provided by financing activities	575,852	562,500
	______________________	______________________

Net increase (decrease) in cash and cash equivalents	1,015,068	(323,972)
Cash and cash equivalents, beginning of year	43,892	367,864
	______________________	______________________
Cash and cash equivalents, end of year	$1,058,960	$43,892
	====================	====================

Supplemental disclosures:
Interest paid	$205,144	$18,203

Non-cash transactions:
Issuance of warrants and beneficial conversion rights in connection with borrowings		$167,074
Conversion of convertible notes payable into common stock	$1,062,655
Issuance of notes payable for accounts payable and accrued liabilities	$16,608	33,392
Cancellation of stock subscriptions	$57,000

See accompanying notes on consolidated financial statements.

- F 8 -
______________________________________________________________________________

Exten Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2003 and 2002

Note 1 - Summary of Organization and Significant Accounting Policies

Organization - Exten Industries, Inc. is a holding company for its two subsidiaries, Xenogenics Corporation and MultiCell Technologies, Inc. (together the "Company"). Xenogenics was incorporated in February 1997 to focus on the research and development of Sybiol technology. In September 2001, the Company purchased MultiCell Technologies, Inc. ("MultiCell"), which was previously named MultiCell Associates, Inc. (see Note 6). MultiCell is in the business of the development and commercialization of hepatic cells, cell lines and associated products to be used in diagnostic and therapeutic applications. Management considers the Company's activities to be in one segment related to liver disease/ liver cell bio-technology.

On November 1, 2001 MultiCell entered into a collaborative research agreement with Pfizer, Inc. ("Pfizer") pursuant to which Pfizer began the process of validating the efficacy of MultiCell's immortalized hepatic cells in four different experimental models. Pfizer demonstrated the efficacy of these cell lines to the scientific community in October of 2002 and MultiCell began to receive revenues from licensing fees and product sales that management expects will be part of a continuous revenue stream. Accordingly, as of November 30, 2002, the Company was no longer a development stage company for accounting purposes.

Basis of Consolidation - The consolidated financial statements include the accounts of Exten and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all unrestricted highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable approximate fair market value because of the short maturity of those instruments.

Credit Risk - It is the Company's practice to place its cash equivalents in high quality money market securities with one major banking institution. Periodically, the Company maintains cash balances at this institution that exceed the Federal Deposit Insurance Corporation insurance limit of $100,000 per bank. The Company considers its credit risk associated with cash and cash equivalents to be minimal. The Company does not require collateral from its customers. The Company closely monitors the extension of credit to its customers while maintaining an allowance for potential credit losses. On a periodic basis, management evaluates its accounts receivable and, if warranted, adjusts its allowance for doubtful accounts based on historical experience and current credit considerations. However, accounts receivable at November 30, 2003 and 2002 consist primarily of amounts due under contractual agreements. In the opinion of management, all accounts receivable related to contractual agreements are collectible; accordingly, the Company recorded no allowance for doubtful accounts.

Revenue Recognition - Through November 30, 2003, the Company's revenues have been generated primarily from contractual research activities and the sale of cells. Management believes such sources of revenue will be part of the Company's ongoing operations. The Company applies the guidance provided by Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended ("SAB 101"). Under the provision of SAB 101, the Company recognizes revenue from commercial and government research agreements as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable and the collection of the contracted amounts is probable. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. Deferred revenues associated with services expected to be performed within the next fiscal year are classified as a current liability. Deferred revenues associated with services expected to be performed at a later date are classified as non-current liabilities.

- F 9 -
______________________________________________________________________________

Exten Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2003 and 2002

Note 1 - Summary of Organization and Significant Accounting Policies, continued

Property and Equipment - Property and equipment is valued at cost. Improvements to leased properties are amortized over their estimated useful lives or lease period, whichever is shorter. Depreciation for equipment and furniture is provided using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over the remaining life of the lease.

License Agreements - Costs incurred to obtain license agreements are capitalized. The Company amortizes these costs on a straight-line basis over the term of the respective license agreement. Amortization totaled $132,432 for each of the years ended November 30, 2003 and 2002.

Impairment of long-lived assets - The impairment of long-lived assets that do not have indefinite lives, such as property and equipment and license agreements, is recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. The Company did not record any charges for the impairment of long-lived assets in 2003 or 2002.

Stock-Based Compensation - Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", provides for the use of a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Entities electing to continue to use the intrinsic value method must make pro forma disclosures of net income or loss and earnings or loss per share as if a fair value method of accounting had been applied. The Company has elected to continue to account for its stock-based compensation to employees under APB 25. The required pro forma information is included in Note 12.

In accordance with the provisions of SFAS 123, all other issuances of common stock, stock options, warrants or other equity instruments to employees and non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Generally, the fair value of any options, warrants or similar equity instruments issued will be estimated based on the Black-Scholes option-pricing model.

The Company issued 7,329,919 and 3,395,460 shares of common stock as consideration for consulting, professional and other services during the years ended November 30, 2003 and 2002, respectively. The aggregate estimated fair value of the shares at the respective dates of issuance was $554,205 and $304,653 during the years ended November 30, 2003 and 2002, respectively, all of which was charged directly to expense.

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

Loss Per Share - The Company computed basic and diluted loss per share amounts for 2003 and 2002 pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share". The Company has incurred losses during the years ended 2003 and 2002. The assumed effects of the exercise of outstanding stock options and warrants, and the conversion of convertible notes payable were anti-dilutive and, accordingly, diluted per share amounts equal basic loss per share amounts and have not been presented in the accompanying consolidated statements of operations. The total number of potential common shares excluded from the calculation of diluted loss per share for the years ended November 30, 2003 and 2002 was 35,385,430 and 25,001,556, respectively.

- F 10 -
______________________________________________________________________________

Exten Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2003 and 2002

Note 1 - Summary of Organization and Significant Accounting Policies, continued

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of these financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Risks and Uncertainties - The Company is dependent on continued financing from investors and obtaining new research grants to sustain the development and other activities necessary to commercialize new products. Management is seeking additional financing in order to fund its future activities. There is no assurance, however, that such financing will be available, if and when needed, or if available, that such financing will be completed on commercially favorable terms, or that such development and other activities in connection with its planned products will be successful.

Environmental Remediation - Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the Company's commitment to a formal plan of action. As of November 30, 2003, no amounts have been accrued for environmental liabilities.

- F 11 -
______________________________________________________________________________

Exten Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2003 and 2002

Note 2 - Going Concern Uncertainty

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of November 30, 2003, the Company has operating and liquidity concerns, has incurred an accumulated deficit of $7,226,982 as a result of recurring losses, has current liabilities that exceed current assets by $596,404 and is in default on certain notes payable (see Note 10). These factors, among others, create an uncertainty about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to successfully acquire the necessary capital to continue its on-going research efforts and bring additional products to the commercial market. Management's plans to acquire future funding include sales of its proprietary media, immortalized cells and primary cells to the pharmaceutical industry through its sales and distribution agreement with XenoTech LLC ("XenoTech") (see Note 7). Additionally, the Company continues to pursue research projects, government grants and capital investment. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

Note 3 - Notes Receivable

As of November 30, 2000, in connection with a letter of intent to purchase the outstanding common stock of Lexicor Medical Technology ("Lexicor"), the Company advanced a total of $600,000 for a note receivable from Lexicor and 83,333 common stock warrants. The Company allocated $17,500 to the warrants resulting in a discount on the note. The note has a stated interest rate of 10% per annum. Principal and interest were due and payable on May 31, 2001; however, according to its terms the note was automatically extended with principal and interest due January 2, 2005. As of November 30, 2001, the Company provided a valuation allowance of $305,000, thereby reducing the carrying amount of this long-term note receivable to $230,000. In the event of default, Lexicor must issue common shares to the Company equal to 51% of the issued and outstanding shares of Lexicor. Unpaid principal and accrued interest on this note receivable may be converted at any time until maturity into Lexicor common stock at a per share price of $6.00. All interest payments are current through November 30, 2003

As of April 17, 2001, in connection with a letter of intent to purchase Armstrong Industries, Inc., ("Armstrong") the Company advanced $15,000 to Armstrong for a note receivable that was due May 1, 2002. On June 27, 2002, the Company informed Armstrong that it no longer had any intention of acquiring them. Interest is due from June 1, 2001 on the unpaid principal at the rate of 12% per annum. Armstrong was unable to repay the note in full. The Company agreed to a monthly payment schedule to repay the debt. Beginning June 15, 2002, Armstrong agreed to pay $558.67 per month for 33 months. On August 15, 2003, after not having received a payment for six months, the Company decided to declare the note in default and wrote off the $12,353 balance of the note as a bad debt.

- F 12 -
______________________________________________________________________________

Exten Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2003 and 2002

Note 3 - Notes Receivable, continued

Notes receivable at November 30, 2003 and 2002 are comprised as follows:

	2003	2002
	--------------	--------------
Notes receivable	$600,000	$613,762
Less: discounts to net present value	(35,000)	(65,000)
Less: valuation allowance	(305,000)	(305,000)
	--------------	--------------
Net notes receivable	260,000	243,762
Less: current portion	-	(5,813)
	--------------	--------------
	$260,000	$ 237,949
	=========	=========

Note 4- Property and Equipment

Property and equipment is valued at cost, less accumulated depreciation and amortization is comprised as follows:

	2003	2002
	--------------	--------------
Lab equipment	$193,720	$192,590
Furniture and fixtures	27,109	30,585
Equipment	15,183	13,490
Leasehold improvements	42,625	40,995
--------------	--------------	--------------
	278,637	277,660
Less: Accumulated depreciation and amortization	154,705	123,365
	--------------	--------------
Property and equipment, net	$123,932	$154,295
	=========	=========

Depreciation and amortization expense for property and equipment totaled $34,063 in 2003 and $34,122 in 2002.

- F 13 -
______________________________________________________________________________

Exten Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2003 and 2002

Note 5 - Real Estate Held for Sale

The Company owns a parcel of undeveloped land near the Grand Canyon. The land was originally purchased in February 1992 for $1,654,000. During the fiscal year ended November 30, 1995, the Company tested the land for impairment and expensed all but the remaining fair market value of $47,200. The Company is currently in arrears on property taxes and interest in the amount of $120,000. A tax sale for property taxes is pending and as management has been unable to obtain an appraisal of the fair market value of the land, no decision has been made as to whether to pay the taxes in arrears. Real estate held for sale is included in other assets and unpaid property taxes are included in accrued expenses.

Note 6 - License Agreement

In September 2001, the Company completed the purchase of MultiCell, one of its subsidiaries, and, as a result, it acquired MultiCell's exclusive license agreement with Rhode Island Hospital for the use of four patents owned by the hospital related to liver cell lines and liver assist devices. The primary patent acquired and being utilized is for immortalized hepatocytes (see Note 7). The license agreement had a net carrying value of $2,140,939 and $2,273,371 as of November 30, 2003 and 2002, respectively, which represented the original cost of $2,433,343 allocated in connection with the acquisition, net of accumulated amortization of $259,346 and $160,022 at November 30, 2003 and 2002, respectively. The license agreement is being amortized over an estimated useful life of approximately 18 years. Amortization expense totaled $132,432 for each of the years ended November 30, 2003 and 2002. The Company will pay the hospital a 5% royalty on net sales until it has paid a total of $550,000. As of November 30, 2003, no significant payments had been made on the royalty. After royalties totaling $550,000 have been paid, the Company pays a 2% royalty instead of a 5% royalty for the life of the patent.

- F 14 -
______________________________________________________________________________

Exten Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2003 and 2002

Note 7- XenoTech Agreement

During August, 2003, MultiCell signed an exclusive sales, manufacture and distribution agreement for the use of its cell lines by XenoTech, which is an unrelated party. The agreement, which is for a term of seven years, required XenoTech to make an initial payment of $800,000 to MultiCell for the right to distribute the cells and requires XenoTech to make royalty payments to MultiCell of 17.5% of net sales for the direct sale of its cells and 34% for any license agreements signed with pharmaceutical companies. XenoTech must bear all of the costs for its manufacturing and sales activities and make specified minimum periodic royalty payments totaling $18,000,000 during the contract to maintain distribution exclusivity. XenoTech also made a $700,000 royalty pre-payment as an advance against the first period minimum royalty payment of $800,000. The first period of the agreement is sixteen months, the next five periods are twelve months and the last period is eight months. MultiCell will only receive cash payments initially for 25% of the royalties it earns under the agreement with the balance applied against this $700,000 royalty pre-payment.

- F 15 -
______________________________________________________________________________

Exten Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2003 and 2002

Note 8 - Income Taxes

The Company provides for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company had net deferred tax assets of approximately $3,910,800 and $3,220,000 at November 30, 2003 and 2002 relating primarily to the net operating loss carry-forwards generated by its operations. For financial statement purposes, the deferred tax assets have been fully offset by valuation allowances due to the uncertainties related to the extent and timing of the Company's future taxable income.

A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended November 30, 2003 and 2002 is set forth below:

	2003	2002
	--------------	--------------
Expected income tax benefit	$(588,000)	$(536,065)
State income benefit, net of federal tax	(102,800)	(92,235)
Increase in valuation allowance	690,800	628,300
Other, net	-	-
	--------------	--------------
Income tax benefit	$0	$0
	========	========

The Company's net operating loss carry-forwards expire as follows:

Year Loss Generated	Balance of Loss Carry-forwards	Year of Expiration
---------------------------------------	-------------------------	-------------------------
November 30, 1999 and prior	$5,264,158	2008 through 2019
November 30, 2000	1,025,963	2020
November 30, 2001	1,604,660	2021
November 30, 2002	1,516,313	2022
November 30, 2003	369,377	2023
	-------------------------
	$9,780,471
	===============

- F 16 -
______________________________________________________________________________

Exten Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2003 and 2002

Note 9 - Lease Commitments

The Company and its two subsidiaries lease a Warwick, Rhode Island facility that houses administration, research, development and manufacturing of human cells and cell lines. The operating lease requires aggregate monthly payments of $4,863 and continues through July 31, 2004. The future rental commitments under all operating leases subsequent to November 30, 2003 total $38,904 all of which is payable in the year ending November 30, 2004.

Rent expense was $54,493 and $128,329 for the fiscal years ended November 30, 2003 and 2002, respectively

- F 17 -
______________________________________________________________________________

Exten Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2003 and 2002

Note 10 - Notes Payable

Notes payable at November 30, 2003 and 2002 consisted of the following:

	2003	2002
Xenogenics convertible promissory note payable with interest at 10%, due on April 17, 2001, in default at November 30, 2003 and 2002 (A) (B)	$ 10,000	$ 10,000

Xenogenics convertible promissory note payable to a related party with interest at 8%, due on November 10, 2000, in default at November 30, 2003 and 2002 (A) (B)	15,000	15,000

Promissory note payable to a medical supplier with interest at 5.25%, due on or before February 9, 2004	125,000	125,000

Convertible promissory notes payable to investors with interest at 10%, due on varying dates in 2004, 2005 and 2006 (C) (H)	127,481	684,000

Convertible promissory note payable with interest at 12%, originally due on October 15, 2002 (D) (H)		50,000

Convertible notes payable to a related party with interest at 10%, due in 2007 (E) (H)	21,000	70,500

Convertible promissory notes payable to related parties with interest at 10%, due on varying dates in 2004 and 2005 (F) (H)	689,000	782,000

Promissory note payable to the Musculoskeletal Transplant Foundation with interest at 10% due June 10, 2004	100,000

Advance payable to a related party (G)	40,000

Promissory note payable for legal services with interest at 10%		33,392
	------------	------------
Totals	1,127,481	1,769,892

Less:
Unamortized discounts attributable to warrants and beneficial conversion rights issued with certain promissory notes payable	(60,368)	(311,719)

Current portion of notes payable	(281,000)	(34,892)
	------------	------------
Notes payable - long-term portion	$ 786,113	$ 1,423,281
	=======	=======

- F 18 -
______________________________________________________________________________

Exten Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2003 and 2002

Note 10 - Notes Payable continued

(A)	The Company continues to accrue interest on all notes in default.
(B)	The Xenogenics convertible notes payable are convertible into a total of 13,333 shares of common stock of Xenogenics at $1.875 per share.
(C)

  The notes are convertible into shares of the Company's common stock at prices that vary from $.10 to $.20 per share depending on when the notes are converted. The Company issued notes in the principal amount of $127,481 and $684,000 in the years ended November 30, 2003 and 2002, respectively. In addition, the Company issued a total of 17,435,000 warrants to purchase common stock exercisable at $.10 per share to the lenders on the respective dates of the issuances of the notes including 2,116,250 and 5,170,000 in the years ended November 30, 2003 and 2002, respectively. These warrants may only be exercised if the note is converted. The Company initially increased additional paid-in capital by $127,236 in 2002, based on the estimated fair value of the warrants (the fair market value of warrants issued in 2003 was not material) and reduced the carrying value of the convertible promissory notes payable by the same amount for the debt discount attributable to the fair value of the warrants. In addition, after the initial allocation of the loan proceeds to the relative fair values of the warrants and the notes in 2002, the fair value of the Company's common stock exceeded the effective conversion price of certain notes on their respective dates of issuance. Such excess, which represents beneficial conversion rights, totaled $39,837, which the Company recorded by increasing both debt discount and additional paid-in capital by that amount. The debt discount attributable to the warrants and the beneficial conversion rights is being amortized to interest expense over the term of the convertible notes. During 2003, $769,800 attributable to these notes ($678,000 of principal and $91,800 of accrued interest) was converted to 5,143,332 shares of common stock.

(D)

This note was issued in October 2001 and was originally convertible into shares of the Company's common stock at $.07 per share. In addition, the Company issued 715,000 common stock warrants to the lender at the date of the issuance of the note that were exercisable at $.10 per share. The Company initially increased additional paid-in capital by $21,450 based on the estimated fair value of the warrants and reduced the carrying value of the note by the same amount for the debt discount attributable to the fair value of the warrants. Such discount was fully amortized during the period from the issuance of the note to its original maturity date in October 2002. During 2002, the note went into default and the lender and the Company reached an agreement whereby (i) the note would be converted into 714,286 shares of common stock at the original conversion price of $.07 per share, (ii) the 715,000 warrants granted in 2001 would be cancelled and (iii) upon conversion of the note, the lender would receive warrants to purchase 2,000,000 shares of common stock exercisable at $.10 per share and 500,000 shares of common stock exercisable at $.12 per share through 2005. During 2003, the principal balance of $50,000 was converted to 714,286 shares of common stock, the old warrants were cancelled and the new warrants were issued.

(E)

In January, 2004, these notes will become convertible into shares of the Company's common stock at $.10 per share through December 31, 2004, $.15 per share through December 31, 2005 and $.20 per share through December 31, 2006. Should these notes be converted, 210,000 warrants to purchase shares at $.10 per share will be granted. During 2003, $60,918 attributable to these notes ($49,500 of principal and $11,418 of accrued interest) was converted to 304,589 shares of common stock. Due to the note conversion, 500,000 warrants to purchase shares at $.10 per share were granted.

(F)

Theses notes are convertible into shares of the Company's common stock from $.10 to $.20 per share. During 2003, $181,937 attributable to these notes ($157,000 of principal and $24,937 of accrued interest) was converted to 1,426,215 shares of common stock.

(G)

This advance from a related party will be converted in January 2004 into a promissory note bearing interest at 10% due and payable in January 2007. This note will be convertible into shares of the Company's common stock at $.10 per share through January 31, 2005, $.15 per share through January 31, 2006 and $.20 per share through January 31, 2007. Should the note be converted, 400,000 warrants to purchase shares at $.10 per share will be granted.

(H)

    The Company is obliged to register for resale under the Securities Act of 1933 all of the shares issued upon conversion of these notes and the exercise of warrants issued in connection with these notes.

- F 19 -
______________________________________________________________________________

Exten Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2003 and 2002

Note 10 - Notes Payable Continued

Interest expense of $175,209 and $111,058 and amortization of debt discount of $251,351 and $132,142 were attributable to notes payable to related parties in the fiscal years ended November 30, 2003 and 2002, respectively.

The maturities of notes payable in years subsequent to November 30, 2003 are as follows:

Year Ending November 30	Amount
---------------------------------------	----------------
2004	$281,000
2005	749,001
2006	97,481
----------------
Total	$1,127,482
=========

Note 11 - Common Stock Reserved for Future Issuance

At November 30, 2003, the Company had reserved 35,385,430 shares of common stock for potential future issuances upon exercise of outstanding warrants and options, and conversion of convertible notes payable outstanding as follows:

Warrants	21,622,917
Stock options (Note 12)	8,198,334
Convertible notes (Note 10)	5,564,179
Total	35,385,430

At November 30, 2003, warrants to purchase 18,045,000 shares will become exercisable when related convertible notes payable are converted. All of the other warrants are exercisable in whole or in part, at any time and from time to time on or before the expiration date. These warrants are or will be exercisable at $.10 per share and expire at various dates from November 2010 through 2013.

Note 12 - Stock Compensation Plans

Effective February 15, 2000, the Company adopted a 2000 Stock Incentive Plan and a 2000 Employee Benefit Plan which authorizes the granting of shares and options to employees, outside directors, consultants, and vendors. Under the Plans, awards are made in the form of restricted shares or options, which may constitute incentive stock options or nonstatutory stock options. Only employees of the Company are eligible for the grant of incentive stock options. The total number of options and restricted shares that could have been awarded under the 2000 Stock Incentive Plan initially was 5,000,000. As of the first day of each calendar year commencing January 1, 2001, this total will automatically increase by 2% of the total number of common shares then outstanding or 500,000 shares, whichever is less. The option price, number of shares, grant date, and vesting period are determined at the discretion of the Company's Board of Directors. The exercise price of each ISO granted under the plan must equal 100% of the market price of the Company's stock on the date of grant. The exercise price of each NSO grant under the plan cannot be less than 85% of the market price of the Company's stock on the date of grant. An option's maximum term is 10 years. As of November 30, 2003, the total number of options that were authorized for issuance under the 2000 Stock Incentive Plan had increased from 5,000,000 shares to 6,500,000. However, the Company has issued more options than were authorized under the 2000 Stock Incentive Plan. This was necessary to provide an incentive to key employees to stay with the Company or one of its subsidiaries. The Company intends to obtain stockholders' approval for an increase in the number of options authorized for issuance at its next stockholders' meeting.

On July 3, 2000, the Company filed with the Securities and Exchange Commission an S-8 registration statement (the "Registration Statement") in respect of its 2000 Employee Benefit Plan to register 35,000,000 shares of the Company's common stock issuable under the plan. One or more Performance Awards may be granted under the plan to any eligible person providing services to or for the Company. The value of such awards may be linked to the market value, book value or other measure of the value of the common stock or other specific performance criteria determined appropriate by the Board of Directors or the Compensation Committee (the "Committee"). The Board or the Committee may approve stock payments to eligible persons who elect to receive such payments in the manner determined by the Board or the Committee. The total number of shares that can be awarded under the 2000 Employee Benefit Plan is 35,000,000.

- F 20 -
______________________________________________________________________________

Exten Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2003 and 2002

Note 12 - Stock Compensation Plans, continued

Prior to 2000, the Company had issued options with terms of up to 10 years and exercise prices of $.10 per share (the fair market value at the respective dates of grant) to various employees, officers and directors of the Company in return for various services rendered to the Company. Some of these options remained outstanding at November 30, 2003 and 2002.

Changes during the years ended November 30, 2003 and 2002 in stock options outstanding for the Company were as follows:

	2003		2002
	----------------------------		----------------------------
	Shares	Weighted average exercise price	Shares	Weighted average exercise price
	-----------	-----------	-----------	-----------
Options outstanding at beginning of year	9,555,000	$0.12	4,400,000	$0.15
Granted	2,350,000	$0.09	5,300,000	$0.08
Forfeited	(1,263,500)	$0.12	(145,000)	$0.15
Exercised	(2,443,166)	$0.11
	-----------		-----------
Options outstanding at end of year	8,198,334	$0.14	9,555,000	$0.12
	===========	===========	===========	===========

Options exercisable at end of year	5,768,890		6,518,889
	===========		===========

The following table summarizes information about stock options outstanding at November 30, 2003, all of which are at fixed prices:

Range of Exercise Prices	Number Outstanding At 11/30/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 11/30/03
---------------------------	---------------------------	---------------------------	---------------------------	---------------------------
$.06 - $.08	5,275,000	2.56 yrs	0.08	3,567,362
$.115 - $.20	1,598,334	1.94 yrs	0.12	876,528
$.21 - $.50	1,325,000	.46 yrs	0.28	1,325,000
	---------------------------			---------------------------
	8,198,334			5,768,890
	===============			===============

- F 21 -
______________________________________________________________________________

Exten Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2003 and 2002

Note 12 - Stock Compensation Plans, continued

SFAS 123 provides for the use of a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic value method of accounting prescribed by APB 25. Entities electing to continue to use the intrinsic value method must make pro forma disclosures of net income or loss and earnings or loss per share as if a fair value method of accounting had been applied. In accordance with SFAS 123 and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

The Company and Xenogenics, its subsidiary (see Note 13), have elected to continue to account for their stock-options issued to employees under APB 25. Since the exercise price of all of the options granted by the Company and its subsidiary to their employees has been equal to or greater than fair value, the Company has not recognized any earned or unearned compensation cost in its consolidated financial statements in connection with those options. The Company's historical net loss and basic net loss per share, and pro forma net loss and basic net loss per share, for the years ended November 30, 2003 and 2002 assuming compensation cost had been determined based on the fair value of all options at the respective dates of grant determined using a pricing model consistent with the provisions of SFAS 123 are set forth below.

	2003	2002
	--------------------	--------------------
Net loss as reported	$ (1,984,053)	$ (1,576,663)

Stock-based employee compensation expense assuming a fair value based method has been used for all awards	248,082	932,750
	--------------------	--------------------
Net loss - pro forma	$(2,232,135)	$(2,509,413)
	============	============
Basic loss per share as reported	$(.02)	$(.02)
	============	============
Basic loss per share - pro forma under SFAS 123	$(.02)	$(.03)
	============	============

The fair value of each option granted by the Company was estimated on the date of grant using the Black-Scholes option pricing model, as permitted by SFAS 123, with the following weighted-average assumptions used for the years ended November 30, 2003 and 2002 as follows:

	2003	2002
Dividend yield	0%	0%
Expected volatility	84%	167%
Risk-free interest rate	2.9%	2.9%
Expected lives	3.0 years	2.3 years

- F 22 -
______________________________________________________________________________

Exten Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2003 and 2002

Note 13 - Xenogenics Subsidiary and Minority Interest

As of November 30, 2003 and 2002, the Company owned 56.4% of the 2,659,004 outstanding common shares of Xenogenics, one of its subsidiaries.

Xenogenics had options to acquire 211,556 shares at $1.00 per share outstanding as of November 30, 2003 and 2002. The options had a weighted average contractual life of 2.5 years as of November 30, 2003.

- F 23 -
______________________________________________________________________________