Form 10QSB
period 2004-04-19
EXTEN INDUSTRIES INC
filed 2004-04-19
CIK 811779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended February 29, 2004.

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______


                         Commission File Number 0-16354

                          MULTICELL TECHNOLOGIES, INC.
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

                                 (401) 384-6789
                                 --------------
                (Issuer's telephone number, including area code)


                             Exten Industries, Inc.
                   (Former name if changed since last report)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 121,076,469 shares of Common Stock, $0.01 par value as of April 1, 2004.

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of February 29, 2004  (unaudited)       3
and November 30, 2003

Condensed Consolidated Statements of Operations
for the Three Months Ended February 29, 2004 and February 28, 2003 (unaudited)   4

Condensed Consolidated Statements of Cash Flows
for the Three Months Ended February 29, 2004 and February 28, 2003 (unaudited)   5

Notes to Condensed Consolidated Financial Statements                             6

Item 2.  Management's Discussion and Analysis                                    9

Item 3.  Controls and Procedures                                                12

PART II OTHER INFORMATION                                                       12

Item 1.  Legal Proceedings                                                      12

Item 2.  Changes in Securities                                                  12

Item 3.  Defaults Upon Senior Securities                                        12

Item 4:  Submission of Matters to a Vote of Security Holders                    12

Item 5:  Other Information                                                      12

Item 6:  Exhibits and Reports on Form 8-K                                       12

SIGNATURES                                                                      13

EXHIBIT 31

EXHIBIT 32

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                          MULTICELL TECHNOLOGIES, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                              Unaudited
                                        February 29, 2004      November 30, 2003
                                       -------------------    ------------------
ASSETS
Current assets:
  Cash and cash equivalents                     $633,731             $1,058,960
  Accounts receivable                              2,997                  4,586
  Other current assets                            18,364                 18,544
                                       -------------------    ------------------
Total current assets                             655,092              1,082,090

Property and equipment, net                      120,543                123,932

  License agreement, net of accumulated
   amortization of $325,562 and
   $292,454                                    2,107,831              2,140,939
  Notes receivable                               267,500                260,000
  Other assets                                   123,692                123,692
                                       -------------------    ------------------
Total assets                                  $3,274,658             $3,730,653
                                       ===================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses         $497,776               $625,002
  Current portion of notes payable,
   including $25,000 in default in 2004
   and 2003                                      100,000                260,000
  Current portion of related party
   notes payable                                  21,000                 21,000
  Current portion of deferred income             735,296                735,296
  Other current liabilities                       13,125                 37,196
                                       -------------------    ------------------
Total current liabilities                      1,367,197              1,678,494
                                       -------------------    ------------------

Other liabilities:
  Notes payable, net of current portion          623,668                786,113
  Deferred income, net of current
   portion                                       457,973                634,272
  Other liabilities                              155,911                172,603
                                       -------------------    ------------------
Total other liabilities                        1,237,552              1,592,988
                                       -------------------    ------------------

Total liabilities                              2,604,749              3,271,482
                                       -------------------    ------------------

Minority interest                                146,190                146,190
                                       -------------------    ------------------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value;
  200,000,000 shares authorized,
  121,076,469 and 117,816,411 shares
  issued and outstanding                       1,210,763              1,178,162
  Additional paid-in capital                  17,200,712             16,386,717
  Deferred compensation costs                                           (24,916)
  Accumulated deficit                        (17,887,756)           (17,226,982)
                                       -------------------    ------------------
Total stockholders' equity                       523,719                312,981
                                       -------------------    ------------------

Total liabilities and stockholders'
 equity                                       $3,274,658             $3,730,653
                                       ===================    ==================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          MULTICELL TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
       For the Three Months Ended February 29, 2004 and February 28, 2003

                                              2004                   2003
                                       ------------------     ------------------

Revenue                                         $181,874               $115,334
                                       ------------------     ------------------

Operating expenses:
  Selling, general and administrative            568,439                166,414
  Research and development                       224,298                 93,515
  Depreciation and amortization                   40,776                 41,234
                                       ------------------     ------------------

Total operating expenses                         833,513                301,163
                                       ------------------     ------------------

Operating loss                                  (651,639)              (185,829)
                                       ------------------     ------------------

Other income (expense):
  Loss on sale of equipment                                              (1,522)
  Interest expense                               (22,513)               (52,839)
  Amortization of discount on notes
   payable                                       (13,555)               (41,444)
  Interest income                                 19,433                    266
  Amortization of discount on notes
   receivable                                      7,500                  7,500
  Minority interest in loss of
   subsidiary                                                             1,067
                                       ------------------     ------------------

Total other income (expense)                      (9,135)               (86,972)
                                       ------------------     ------------------

Net loss                                       $(660,774)             $(272,801)
                                       ==================     ==================

Basic loss per share                               $(.01)                   $ -
                                       ==================     ==================

Weighted average number of shares
 outstanding                                 118,635,742            102,711,454
                                       ==================     ==================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          MULTICELL TECHNOLOGIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
       For the Three Months Ended February 29, 2004 and February 28, 2003

                                             2004                    2003
                                       ------------------     ------------------
Cash flows from operating activities:
  Net loss                                     $(660,774)             ($272,801)
  Adjustments to reconcile net loss to
   net cash used in operating
   activities:
  Depreciation and amortization                   40,776                 41,234
  Amortization of discount on notes
   receivable                                     (7,500)                (7,500)
  Amortization of discount on notes
   payable                                        13,555                 41,444
  Amortization of deferred compensation           24,916
  Common stock issued for services                18,530                106,344
  Warrants issued for services                   413,300
  Minority interest in loss of
   subsidiary                                                            (1,067)
  Loss on sale of equipment                                               1,522

Changes in operating assets and
 liabilities:
  Accounts receivable                              1,589                 27,876
  Other current assets                               180                 (1,728)
  Accounts payable and accrued expenses          (96,320)              (109,678)
  Other current liabilities                      (24,071)
  Deferred income                               (176,299)
  Other liabilities                              (16,692)                47,310
                                       ------------------     ------------------
Net cash used in operating activities           (468,810)              (127,044)
                                       ------------------     ------------------

Cash flows from investing activities:
  Purchase of equipment                           (4,279)                (1,381)
  Proceeds from sale of assets                                            1,391
  Principal payments on notes receivable                                    851
                                       ------------------     ------------------
  Net cash provided by (used in)
   investing activities                           (4,279)                   861
                                       ------------------     ------------------

Cash flows from financing activities:
  Proceeds from notes payable                     78,500                148,500
  Payments of notes payable                     (125,000)
  Proceeds from exercised options and
   warrants                                       94,360
                                       ------------------     ------------------
  Net cash provided by financing
   activities                                     47,860                148,500
                                       ------------------     ------------------

Net increase (decrease) in cash and
 cash equivalents                               (425,229)                22,317
Cash and cash equivalents, beginning of
 period                                        1,058,960                 43,892
                                       ------------------     ------------------

Cash and cash equivalents, end of
 period                                         $633,731                $66,209
                                       ==================     ==================

Noncash Transactions:
  Issuance of warrants and beneficial
   conversion rights in connection with
   borrowings                                                           $34,296
  Conversion of convertible notes
   payable into common stock                    $320,404
  Issuance of note payable for accrued
   expenses                                                             $16,608

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          MULTICELL TECHNOLOGIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended November 30, 2003 (the "Form 10-KSB"). The results of operations for the three-month period ended February 29, 2004 are not necessarily indicative of the operating results anticipated for the fiscal year ending November 30, 2004.

REVENUE RECOGNITION

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


2.   SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest totaled $22,514 and $6,088 for the three-month periods ended February 29, 2004 and February 28, 2003, respectively.


3.   GOING CONCERN UNCERTAINTY

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of February 29, 2004, the Company has operating and liquidity concerns, has incurred an accumulated deficit of $17,887,756 as a result of recurring losses, has current liabilities that exceed current assets by $712,105 and is in default on certain notes payable (see Note 10 in the November 30, 2003 Form 10-KSB). These factors, among others, create an uncertainty about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to successfully acquire the necessary capital to continue its on-going research efforts and bring additional products to the commercial market. Management's plans to acquire future funding include sales of its proprietary media, immortalized cells and primary cells to the pharmaceutical industry through its sale and distribution agreement with XenoTech LLC ("XenoTech") (see Note 7 in the November 30, 2003 Form 10-KSB). Additionally, the Company continues to pursue research projects, government grants and capital investment. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

4.   NOTES PAYABLE

During the year ended November 30, 2003 an investor, who is also a director of a subsidiary of the Company, assisted the Company by finding a group of investors that purchased 10% convertible notes from the Company in the principal amount of $78,500 and, as a result, obtained the right to purchase a 10% convertible note from the Company in an equivalent principal amount under the same terms at anytime for one year following the receipt of the group's investment. On February 20, 2004, the investor exercised that right, and the Company received proceeds of $78,500 from the sale of the 10% convertible note, which would have required the payment of principal and interest in February 2007. Immediately upon issuance, the consultant exercised his right to convert the principal amount of the note into 785,000 shares of the Company's common stock at the stated conversion price of $0.10 per share. Pursuant to the agreement, the investor also received warrants to purchase 785,000 shares of the Company's common stock, which are exercisable at $0.10 per share at anytime through February 2014.

During the three months ended February 29, 2004, other convertible notes (see
Note 10 in the November 30, 2003 Form 10-KSB) with a principal balance totaling $211,000 plus accrued interest of $30,904 were converted to 1,534,058 shares of the Company's common stock at conversion prices ranging from $.10 to $.15 per share.
A description of the notes and the principal amount converted follows:


Convertible promissory notes payable to investors
with interest at 10% due on varying dates in 2004,
2005 and 2006                                                          $146,000

Convertible notes payable to related parties with
interest at 10%, due on varying dates in 2004 and 2005                   65,000
                                                                       --------
                                                                       $211,000
                                                                       ========

As of February 29, 2004, the Company had reserved 4,030,121 shares of common stock for issuance upon conversion of notes payable.


5.   WARRANTS

During the three months ended February 29, 2004, the Company issued warrants to purchase 696,667 shares of common stock for financial consulting services rendered at exercise prices ranging from $.06 to $.12 per share. The warrants will expire from January 2008 to January 2013. The Company recognized consulting fee expense of $413,300 for the fair value of the warrants determined using the Black-Scholes option pricing model. During the three months ended February 29, 2004, 870,000 warrants were exercised at prices ranging from $.10 to $.12 per share. As of February 29, 2004, warrants to purchase 22,234,584 shares of common stock were outstanding and exercisable.

6.   COMMON STOCK AND STOCK OPTIONS

During the three months ended February 29, 2004, the Company issued 34,000 shares of common stock for professional and other services and recognized a charge to selling, general and administrative expenses of $18,530 for those services based on the market value of the shares at the date of issuance.

During the three months ended February 29, 2004, the Company granted options to purchase 500,000 shares of common stock to an officer of the Company at an exercise price of $.61 per share.

Changes during the three months ended February 29, 2004 in stock options outstanding for the Company were as follows:

Options outstanding at November 30, 2003                              8,198,334
Granted                                                                 500,000
Exercised                                                               (37,000)
                                                                      ----------
Options outstanding at February 29, 2004                              8,661,334
                                                                      ==========

The Company accounts for stock options granted to employees based on their intrinsic values under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations", and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", and the provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123" (see Note 12 in the November 30, 2003 Form 10-KSB). Since the exercise price of all of the options granted by the Company and its subsidiary to their employees has been equal to or greater than fair value, the Company has not recognized any earned or unearned compensation costs in its consolidated financial statements in connection with those options. The Company's historical net loss and basic net loss per share, and pro forma net loss and basic net loss per share, for the three months ended February 29, 2004 and February 28, 2003 assuming compensation cost had been determined based on the fair value of all options at the respective dates of grant determined using a pricing model consistent with the provisions of SFAS 123 are set forth below:

                                                    Three Months Ended February
                                                   February 29,     February 28,
                                                       2004             2003
                                                   ------------     ------------
Net loss - as reported                              $(660,774)       $(272,801)

Stock-based employee compensation expense
assuming a fair value based method has been
used for all awards                                   (42,773)        (100,000)
                                                    ----------       ----------
Net loss - pro forma                                $(703,547)       $(372,801)
                                                    ==========       ==========
Basic loss per share - as reported                      $(.01)       $       -
                                                    ==========       ==========
Basic loss per share - pro forma                        $(.01)       $       -
                                                    ==========       ==========

The fair value of each option granted by the Company and each warrant issued by the Company for consulting services (see Note 5 herein) during the three months ended February 29, 2004 was determined using the Black-Scholes option pricing method with the following weighted average assumptions: dividend yield at 0%, expected volatility at 84%, risk-free interest rate at 2.9%, and expected lives of 3.0 years.

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

Overview

Business:


We were incorporated in Delaware on April 28, 1970 under the name of Exten Ventures, Inc. Although we have been in existence for over thirty years, the Company has been through a number of evolutions, and we have not yet completed production of any marketable products. The Company's focus changed to medical devices in 1994 and until recently, our primary focus has been the development of a synthetic bio-liver device, known as the Sybiol(R), through our majority-owned subsidiary, Xenogenics Corporation. We have made considerable progress on the Sybiol(R) device, but because this technology must be tested for safety and efficacy in three phases of human clinical trials which are reviewed by the Food and Drug Administration, we believe it will take approximately three to five more years to develop, test and commercialize the liver device. With our strategic acquisition of MultiCell Technologies in September 2001 and its development of liver-related cell lines, we are now focusing on the opportunities afforded us with these engineered liver cell lines that are currently available for drug discovery and toxicology testing. Since there are nonhuman uses for these cells, and there are no regulatory issues preventing immediate sales, licensing and direct sales have begun. These cells are our only commercial product. The cells were initially cultured only at the MultiCell facility, but as volume grew, we found a co-culturing, development and distribution partner in XenoTech, LLC, with whom we executed an $18 million agreement in August, 2003.


Effective April 1, 2004, we commenced a merger of Exten Industries with our wholly owned subsidiary MultiCell Technologies, Inc., and changed the name of the Company from Exten Industries to MultiCell Technologies, Inc., to better reflect our current core business. The merger is effective in Delaware and will be effective in Rhode Island once we receive a good standing tax certificate from the state of Rhode Island. The Company's majority-owned subsidiary, Xenogenics, remains intact, and is currently located in the Company's Warwick, RI offices.

Following the merger, we will continue to improve and expand the number of cell lines to meet the testing and research needs of the pharmaceutical industry. Human liver cells are the most bio-chemically complex cells in the body. One of their important functions relates to the production of proteins that are used by the body to perform vital functions such as blood clotting. Prior to the merger, MultiCell had developed culture conditions wherein cells are creating a number of these proteins. A major research effort will be to expand the quantity of proteins in an attempt to create a commercially viable product.

Scientists believe there will be a great opportunity to use stem cells as a source of highly functional hepatocytes. One use for these cells would be for transplant as a treatment for certain diseases. These cells would also have value to the pharmaceutical industry in toxicology testing. Following the merger, we will focus on adult liver stem cells. There are no controversy or supply issues with these cells as there is with fetal or embryonic stem cells. This is a long-term project.

Xenogenics Corporation, our majority-owned subsidiary, is a developmental stage enterprise that owns all of the rights to the Sybiol synthetic bio-liver device for which a patent has been issued in the United States. Xenogenics is currently owned as follows:

Exten Industries, Inc.                           56.4%
Kestrel Equity Partners, Ltd.                    21.7%
Jack Schaps                                      12.5%
W. Gerald Newmin                                 8.0%
Others                                           1.4%

The underlying concept of the liver device is that an artificial liver can act as a substitute liver for a patient whose own liver is healing from injury or disease. In addition, the device is intended for use as a "bridge" for transplant patients awaiting a donor organ. This is accomplished by exposing the plasma portion of the blood to functioning liver cells. The cells perform the functions of the damaged liver of the patient. Theoretically, the artificial device can replace the essential functions of the normal liver. The key to our device or other devices attempting to gain approval is the functionality of the cells. The device may also be used to assist and improve the quality of life for patients with chronic liver disease or episodic liver trauma. Xenogenics has a Research and Development Agreement and a Supplier Agreement with MultiCell (which will be continued by us following the merger) under which MultiCell will supply engineered human liver cell lines and optimize the interface between these cell lines and the Sybiol device. An engineered human cell line is expected to eliminate variability in patient treatment and limit the viral risks associated with primary porcine hepatocytes.

Some of our products will be subject to regulation in the United States by the FDA and by comparable regulatory authorities in foreign jurisdictions. Future products including Therapeutic Plasma Proteins, stem cell transplantation and the Sybiol device will be regulated under the Public Health Service Act and the Food, Drug and Cosmetic Act. The use of engineered liver cells generated by us for this application will also be regulated by the FDA. Development of a therapeutic product for human use is a multi-step process. After acceptance of a plan by the FDA, animal and human testing must be completed. Human clinical investigations typically involve three phases. Phase I is conducted to evaluate the safety of the experimental product in humans. If acceptable product safety is demonstrated, the Phase II and III studies are initiated. These trials are designed to evaluate the effectiveness of the product in the treatment of a given disease and, typically, are well controlled, closely monitored studies. As Phase II trials are successfully completed, Phase III studies will commence with expanded controlled and uncontrolled trials which are intended to gather additional information about safety and efficacy in order to evaluate the overall risk/benefit relationship of the experimental product and provide an adequate basis for physician labeling. These studies also may compare the safety and efficacy of the experimental device with currently available products. While it is not possible to estimate the amount of time that will be required to complete Phase I, II and III studies, this process often lasts several years.

We have not yet begun human clinical trials for the Sybiol device. We intend to begin such trials by the end of 2004 upon completion of the redesign and validation of the device. Prior to the pending merger, MultiCell scientists have redesigned the chamber that will hold the hepatocytes believing that this change will sustain healthier, more viable cells. We estimate that we will need approximately $500,000 to validate the efficacy of the device. Once the device has demonstrated functionality, the Company intends to seek joint venture arrangements with major renal dialysis companies to complete the development and commercialization of this product.

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

With respect to MultiCell's efforts on behalf of Xenogenics, before human studies may begin, the cells provided for the Sybiol(R) system by MultiCell will be subjected to the same scrutiny as the Sybiol(R) device. MultiCell will need to demonstrate sufficient process controls to meet strict standards for a complex medical system. This means the cell production facility will need to meet the same standards as those pertaining to a pharmaceutical company.

A promising technology in R&D process at MultiCell is the isolation and determination of functionality of naturally occurring therapeutic proteins. Our plan is to partner with a major pharmaceutical company in the development of these proteins and in bringing these therapeutics to market. The expertise of such a partner would be invaluable in completing such a program.

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

Quarter Ended February 29, 2004 Compared to the Quarter Ended February 28, 2003

Revenue. Total revenue for the three months ended February 29, 2004 were $181,874 as compared to $115,334 revenue for the same quarter in the prior fiscal year. The increase in revenue was attributable to the sale of our immortalized cell lines and our proprietary media and amortization of the royalties from XenoTech.

Operating Expenses. Total operating expenses for the three months ended February 29, 2004 were $833,513 representing an increase of $532,350 as compared to the same quarter in the prior fiscal year. This increase primarily results from an increase in expenditures on research projects and the issuance of stock purchase warrants valued at $413,300 for financial consulting services.

The increase of $130,783 in research and development expenses is attributable to higher expenditures on research projects.

Other income/expense. Interest expense for the three months ended February 29, 2004 was $22,513, which represents a decrease of $30,326 over the same quarter in the prior fiscal year. This decrease is attributable to interest expense incurred on the funds we borrowed for the operation of MultiCell, as well as other notes payable that were outstanding during the prior year. Interest income for the quarter ended February 29, 2004, was $19,433, as compared to $266 in the previous year's quarter. This increase is attributable to maintaining higher cash balances.

Net Loss. Net loss for the three months ended February 29, 2004, was $660,774, as compared to a net loss of $272,801 for the same quarter in the prior fiscal year, representing an increase in net loss of $387,973. This increase is primarily attributable to the increase in research expenses and the issuance of stock purchase warrants for financial consulting services.

Liquidity and Capital Resources

Our cash needs have been managed primarily through the issuance of debt or equity instruments. During the three months ended February 29, 2004, the Company paid for financial consulting services through the issuance of warrants with a fair value of $423,000. During the last quarter of fiscal 2003, the Company received $1,500,000 cash from XenoTech for the rights to distribute our cell lines and prepayment of royalties. This cash along with royalties, substantially improved the Company's liquidity position. The additional royalties we will now begin to receive from these sales by XenoTech may be large enough to cover our cash requirements for ongoing operations. The Company is maintaining a conservative fiscal policy until it can ascertain the level of royalty payments above the annual minimums. Additionally, the Company is discussing additional equity investments. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue its ongoing research efforts.


                         ITEM 3. CONTROLS AND PROCEDURES

As of February 29, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and President who is also the Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the above, concluded that the Company's disclosure controls and procedures were effective as of February 29, 2004. Such evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the three months ended February 29, 2004 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

NONE.

ITEM 2: CHANGES IN SECURITIES

The following is a summary of transactions by the Company during the quarterly period of December 1, 2003 through February 29, 2004 involving issuance and sales of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

On January 27, 2004, we issued three warrants to purchase an aggregate of 696,667 shares of common stock to three consultants for services rendered. The warrants had exercise prices ranging from $0.01 to $0.12 per share.

On February 09, 2004, we issued an aggregate of 1,534,058 shares of our common stock to seven note holders upon their conversion of notes with an aggregate outstanding principal of $211,000 and aggregate unpaid interest of $30,904. The conversion prices ranged from $0.10 to $0.15 per share

On February 20, 2004, the Company issued a convertible promissory note in the amount of $78,500 to one investor. The note bore interest at the rate of 10% per annum, with principal and interest due in February 2008. The investor immediately converted the note, pursuant to its terms, into 785,000 shares of the Company's common stock. In connection with the transaction, the Company issued to the investor a warrant to purchase 785,000 shares of common stock at a price of $0.10 per share.

The issuances of the securities of the Company in the above transactions were deemed to be exempt from registration under the Securities Act by virtue of
Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The recipient of such securities either received adequate information about the Company or had access, through employment or other relationships with the Company, to such information.


ITEM 3: DEFAULTS UPON SENIOR SECURITIES

NONE


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE


ITEM 5: OTHER INFORMATION:

NONE


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K:

     a) Exhibit 31 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     b)   Exhibit 32 - Certification of the Chief Executive Officer and
          Treasurer
     c) Reports on Form 8-K filed March 24, 2004. The Form 8-K reported that the Company's President, Mr. Greg Szabo, was no longer with the Company and that the Company intended to merge its wholly owned subsidiary MultiCell Technologies, Inc. into the Company and change its name to MultiCell Technologies, Inc.

SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MULTICELL TECHNOLOGIES, INC.



April 19, 2004                        By:  /s/ W. Gerald Newmin
                                           -------------------------------------
                                           W. Gerald Newmin
                                           Chief Executive Officer, President &
                                           Treasurer
                                           (signed both as an officer duly
                                           authorized to sign on behalf of the
                                           Registrant and principal financial
                                           officer and chief accounting officer)