Form 10QSB
period 2004-05-31
Multicell Technologies Inc.
filed 2004-07-15
CIK 811779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549 FORM 10-QSB
(X)	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended May 31, 2004.

( )	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number 0-16354

MULTICELL TECHNOLOGIES, INC. ---------------------- (Exact name of registrant as specified in its charter)

DELAWARE -------- (State or other jurisdiction of incorporation or organization)	52-1412493 -------- (IRS Employer ID No.)

55 Access Rd. Suite 700 Warwick, Rhode Island 02886 -------------------------------- (Address of principal executive offices)

(401) 738-7560 -------------- (Issuer's telephone number, including area code)

Exten Industries, Inc. -------------------------------- (Former name if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 122,108,708 shares of Common Stock, $0.01 par value as of May 31, 2004.

-  2 -

-----------------------------------------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

MULTICELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited May 31, 2004	November 30, 2003

ASSETS
Current assets:
Cash and cash equivalents	$380,288	$1,058,960
Accounts receivable		4,586
Other current assets	5,195	18,544

Total current assets	385,483	1,082,090

Property and equipment, net	112,875	123,932

License agreement, net of accumulated amortization $358,670 and $292,404	2,074,723	2,140,939
Notes receivable	275,000	260,000
Other assets	108,692	123,692

Total assets	$2,956,773	$3,730,653

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$464,709	$625,002
Current portion of notes payable, including $25,000 in default in 2004 and 2003	125,000	260,000
Current portion of related party notes payable		21,000
Current portion of deferred income	735,296	735,296
Other current liabilities	22,356	37,196

Total current liabilities	1,347,361	1,678,494

Other liabilities:
Notes payable, net of current portion	629,113	786,113
Deferred income, net of current portion	281,674	634,272
Other liabilities	164,816	172,603

Total other liabilities	1,075,603	1,592,988

Total liabilities	2,422,964	3,271,482

Minority interest	146,190	146,190

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value; 200,000,000 shares authorized, 122,108,708 and 117,816,411 shares issued and outstanding	1,221,085	1,178,162
Additional paid-in capital	17,406,639	16,386,717
Deferred compensation costs		(24,916)
Accumulated deficit	(18,240,105)	(17,226,982)

Total stockholders' equity	387,619	312,981

Total liabilities and stockholders' equity	$2,956,773	$3,730,653

The accompanying notes are on integral part of these condensed consolidated financial statements.
-  3 -

-----------------------------------------------------------------------------------------------------------------------

MULTICELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended May 31, 2004 and 2003

	2004	2003

Revenue	$176,299	$63,690

Operating expenses:
Selling, general and administrative	358,207	259,875
Research and development	117,328	104,429
Depreciation and amortization	40,777	41,871

Total operating expenses	516,312	406,175

Operating loss	(340,013)	(342,485)

Other income (expense):
Interest expense	(24,560)	(73,487)
Amortization of discount on notes payable	(12,926)	(44,876)
Interest income	17,650	15,238
Amortization of discount on notes receivable	7,500	7,500

Total other income (expense)	(12,336)	(95,625)

Net loss	$(352,349)	$(438,110)

Basic loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	121,474,216	105,760,783

The accompanying notes are on integral part of these condensed consolidated financial statements.
-  4 -

-----------------------------------------------------------------------------------------------------------------------

MULTICELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Six Months Ended May 31, 2004 and 2003

	2004	2003

Revenue	$358,173	$179,024

Operating expenses:
Selling, general and administrative	926,647	491,386
Research and development	341,626	197,944
Depreciation and amortization	81,552	83,105

Total operating expenses	1,349,825	772,435

Operating loss	(991,652)	(593,411)

Other income (expense):
Loss on sale of equipment		(1,522)
Interest expense	(47,073)	(94,413)
Amortization of discount on notes payable	(26,481)	(89,644)
Interest income	37,083	30,504
Amortization of discount on notes receivable	15,000	15,000
Minority interest in loss of subsidiary		1,067

Total other income (expense)	(21,471)	(139,008)

Net loss	$(1,013,123)	$(732,419)

Basic loss per share	$ (.01)	$ (.01)

Weighted average number of shares outstanding	120,062,735	104,236,118

The accompanying notes are on integral part of these condensed consolidated financial statements.
-  5 -

-----------------------------------------------------------------------------------------------------------------------

MULTICELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended May 31, 2004 and 2003

	2004	2003

Cash flows from operating activities:
Net loss	$(1,013,123)	$(732,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,552	83,105
Amortization of discount on notes receivable	(15,000)	(15,000)
Amortization of discount on notes payable	26,481	89,644
Amortization of deferred compensation	24,916
Common stock issued for services	131,581	537,692
Warrants issued for services	413,300
Minority interest in loss of subsidiary		(1,067)
Loss on sale of equipment		1,522
Changes in operating assets and liabilities:
Accounts receivable	4,586	47,929
Other current assets	13,349	3,143
Other assets	15,000
Accounts payable and accrued expenses	(129,388)	(397,995)
Other current liabilities	(14,840)
Deferred income	(352,598)	92,636
Other liabilities	(8,419)	79,086

Net cash used in operating activities	(822,603)	(211,724)

Cash flows from investing activities:
Purchase of property and equipment	(4,279)	(9,017)
Proceeds from sale of assets		1,500
Principal payments on notes receivable		1,253

Net cash used in investing activities	(4,279)	(6,264)

Cash flows from financing activities:
Proceeds from notes payable	78,500	188,500
Payments of notes payable	(146,000)	(12,000)
Proceeds from exercised options and warrants	215,710

Net cash provided by financing activities	148,210	176,500

Net decrease in cash and cash equivalents	(678,672)	(41,488)
Cash and cash equivalents, beginning of period	1,058,960	43,892

Cash and cash equivalents, end of period	$380,288	$2,404

Noncash Transactions:
Issuance of warrants and beneficial conversion rights in connection with borrowings		$34,296
Conversion of convertible notes payable and accrued interest into common stock	$302,254	$42,856
Issuance of note payable for accrued expenses		$16,608

The accompanying notes are on integral part of these condensed consolidated financial statements.
-  6 -

-----------------------------------------------------------------------------------------------------------------------

MULTICELL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell Technologies, Inc. (formerly Exten Industries, Inc. prior to April 1, 2004) and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended November 30, 2003 (the "Form 10-KSB") previously filed with the SEC. The results of operations for the three- and six-month periods ended May 31, 2004 are not necessarily indicative of the operating results anticipated for the fiscal year ending November 30, 2004.

REVENUE RECOGNITION

The Company's revenues have been generated primarily from contractual research activities and royalties on the license for the sale of cells through its sale and distribution agreement with XenoTech LLC ("XenoTech") (see Note 7 in the November 30, 2003 Form 10-KSB). Management believes such sources of revenue will be part of the Company's ongoing operations. The Company applies the guidance provided by Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). Under the provision of SAB 104, the Company recognizes revenue from commercial and government research agreements as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable and the collection of the contracted amounts is probable. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. Deferred revenues associated with services expected to be performed within the next fiscal year are classified as a current liability. Deferred revenues associated with services expected to be performed at a later date are classified as non-current liabilities.

RECLASSIFICATIONS

Certain amounts in the 2003 condensed consolidated financial statements have been reclassified to conform with the 2004 classifications.

2. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest totaled $33,413 and $13,699 for the six-month periods ended May 31, 2004 and May 31, 2003, respectively.

-  7 -

-----------------------------------------------------------------------------------------------------------------------

3. GOING CONCERN UNCERTAINTY

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of May 31, 2004, the Company has operating and liquidity concerns, has incurred an accumulated deficit of $18,240,105 as a result of recurring losses, has current liabilities that exceed current assets by $962,510 and is in default on certain notes payable (see Note 10 in the November 30, 2003 Form 10-KSB). These factors, among others, create an uncertainty about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to successfully acquire the necessary capital to continue its on-going research efforts and bring additional products to the commercial market. Management's plans to acquire future funding include sales of its proprietary media, immortalized cells and primary cells to the pharmaceutical industry through its sale and distribution agreement with XenoTech. Additionally, the Company continues to pursue research projects, government grants and capital investment. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

4. NOTES PAYABLE

During the year ended November 30, 2003 an investor, who is also a director of a subsidiary of the Company, assisted the Company by finding a group of investors that purchased 10% convertible notes from the Company in the principal amount of $78,500 and, as a result, obtained the right to purchase a 10% convertible note from the Company in an equivalent principal amount under the same terms at anytime for one year following the receipt of the group's investment. On February 20, 2004, the investor exercised that right, and the Company received proceeds of $78,500 from the sale of the 10% convertible note, which would have required the payment of principal and interest in February 2007. Immediately upon issuance, the investor exercised his right to convert the principal amount of the note into 785,000 shares of the Company's common stock at the stated conversion price of $0.10 per share. Pursuant to the agreement, the investor also received warrants to purchase 785,000 shares of the Company's common stock, which are exercisable at $0.10 per share at anytime through February 2014.

During the six months ended May 31, 2004, other convertible notes (see Note 10 in the November 30, 2003 Form 10-KSB) plus accrued interest were converted into 1,608,870 shares of the Company's common stock at conversion prices ranging from $.10 to $.15 per share. A description of the notes and the principal amount and accrued interest that were converted follows:

Convertible promissory notes payable to investors with interest at 10% due on varying dates in 2004, 2005 and 2006	$127,481
Convertible notes payable to related parties with interest at 10%, due on varying dates in 2004 and 2005	66,000
Accrued interest	30,273

Total	$223,754

As a result of the transactions described above, the Company issued a total of 2,393,870 shares of common stock upon the conversion of notes payable and accrued interest with an aggregate carrying value of $302,254 during the six months ended May 31, 2004.

As of May 31, 2004, the Company had reserved 4,324,732 shares of common stock for issuance upon conversion of notes payable with a carrying value of $629,113 and accrued interest of $171,224 at conversion prices ranging from $.10 to $.15 per share.

-  8 -

-----------------------------------------------------------------------------------------------------------------------

5. WARRANTS

In addition to the warrants to purchase 785,000 shares of the Company's common stock exercisable at $.10 per share issued to the investor described in Note 4 herein, the Company issued warrants to purchase 696,667 shares of common stock for financial consulting services rendered at exercise prices ranging from $.06 to $.12 per share during the six months ended May 31, 2004. These warrants will expire from January 2008 to January 2013. The Company recognized consulting fee expense of $413,300 for the fair value of these warrants determined using the Black-Scholes option pricing model. During the six months ended May 31, 2004, the Company received proceeds of $113,000 from the exercise of warrants to purchase 1,130,000 shares of common stock at $.10 per share. As of May 31, 2004, warrants to purchase 21,742,729 shares of common stock were outstanding and exercisable at $.08 to $.12 per share.

6. COMMON STOCK, STOCK OPTIONS AND LOSS PER SHARE

During the six months ended May 31, 2004, the Company issued 256,427 shares of common stock for employee bonuses and professional and other services and recognized a charge to selling, general and administrative expenses of $131,581 for those services based on the market value of the shares at the dates of issuance.

Changes during the six months ended May 31, 2004 in shares subject to stock options were as follows:

Options outstanding at November 30, 2003	8,198,334
Granted to officer at $.61 per share	500,000
Expired	(300,000)
Exercised at $.08 to $.21 per share resulting in proceeds of $102,710	(512,000)

Options outstanding at May 31, 2004 exercisable at $.06 to $.21 per share	7,886,334

The Company accounts for stock options granted to employees based on their intrinsic values under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations", and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", and the provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123" (see Note 12 in the November 30, 2003 Form 10-KSB). Since the exercise price of all of the options granted by the Company and its subsidiary to their employees has been equal to or greater than market value, the Company has not recognized any earned or unearned compensation costs in its consolidated financial statements in connection with those options. The Company's historical net loss and basic net loss per share, and pro forma net loss and basic net loss per share, for the six months ended May 31, 2004 and 2003 assuming compensation cost had been determined based on the fair value of all options at the respective dates of grant using a pricing model consistent with the provisions of SFAS 123 are set forth below:

	Three Months Ended May 31		Six Months Ended May 31
	2004	2003	2004	2003

Net loss - as reported	$(352,349)	$(438,110)	$(1,013,123)	$(732,419)
Stock-based employee compensation expense assuming a fair value based method had been used for all awards	(42,773)	(16,598)	(85,546)	(116,598)

Net loss - pro forma	$(395,122)	$(454,708)	$(1,098,669)	$(849,017)

Basic loss per share - as reported	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic loss per share - pro forma	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The fair value of each option granted by the Company to employees for the pro forma computations described above and the fair value of each warrant issued by the Company charged to consulting services (see Note 5 herein) during the three and six months ended May 31, 2004 was determined using the Black-Scholes option pricing method with the following weighted average assumptions: dividend yield at 0%, expected volatility at 84%, risk-free interest rate at 2.9%, and expected lives of 3.0 years.

The Company incurred losses during the three and six months ended May 31, 2004. The assumed effects of the exercise of outstanding stock options and warrants and the conversion of convertible notes payable were anti-dilutive and, accordingly, diluted per share amounts equal basic loss per share amounts and have not been presented in the accompanying condensed consolidated statements of operations. The total number of common shares potentially issuable upon exercise or conversion excluded from the calculation of diluted loss per share was 33,953,795 for the three and six months ended May 31, 2004.

-  9 -

-----------------------------------------------------------------------------------------------------------------------

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

Overview

Business:

MultiCell Technologies, Inc., (MultiCell) was incorporated in Delaware on April 28, 1970 as "Exten Ventures, Inc". It operates two subsidiaries, MCT Rhode Island Corp. ("MCT") and Xenogenics Corporation ("Xenogenics") As used herein, the "Company" refers to MultiCell, together with MCT and Xenogenics. Effective April 1, 2004, we changed our name from Exten Industries, Inc. to MultiCell Technologies, Inc. Our principal offices are at 55 Access Road, Suite 700, Warwick, RI 02886, (401) 738-7560.

We acquired MultiCell Associates, Inc., a Rhode Island corporation, in September 2001, for $2.2 million in cash and stock.

We are a global leader in producing immortalized human liver cells (hepatocytes). Our intellectual property portfolio positions us as a leader in the creation of highly functional, immortalized, non-tumorigenic human hepatocyte cell lines. Our proprietary human cell lines are ideal for developing highly predictive, high throughput drug discovery assays and enable innovative clinical approaches for treating a variety of liver-related diseases. We are unique due to our understanding of the function, engineering and culturing of liver cells. Although our unique intellectual property and capabilities are applicable to other cell types, we have strategically chosen to focus on liver cells.

Hepatocytes are the most biochemically complex cells in the human body and play an important role in the synthesis and metabolism of carbohydrates, amino acids, proteins, and lipids. The hepatocyte is also the major player in the activation or inactivation of foreign toxic substances (xenobiotics). Understanding how the human body will react to foreign substances entering the body is a major part of all pharmaceutical and drug compound development. Indeed, hepatotoxicity is the major adverse drug reaction that leads to withdrawal of new drugs from the market. If a pharmaceutical company can understand how the liver metabolizes and reacts to a substance early in the new drug development cycle, millions of development dollars and years of time can potentially be saved.

Our immortalized liver cells have demonstrated the ability to replace primary cells from donated human livers which need continuous procurement and quality testing. Expanded from our cell banks, our cell lines have significant cost and quality control advantages over primary cell sources. Our proprietary human immortalized hepatic cell lines radically differ from other liver cell lines in that they are non-tumorigenic yet regenerate while maintaining liver function. A prolific cell without liver function is of little value. Our cell lines provide a consistent and functional resource for drug discovery and toxicology research, and can also be clinically utilized for cell-based therapies to supplement liver function and regeneration. The Company's cell lines also naturally produce therapeutic plasma proteins that may be used in new medicines or treatment.

-----------------------------------------------------------------------------------------------------------------------

In August 2003, we signed an exclusive manufacturing and distribution license agreement for two of our cell lines with XenoTech, LLC, an unrelated company. The agreement is for seven years and calls for annual minimum royalty payments aggregating $18 million over a seven-year period in order to maintain the exclusive arrangement.

XenoTech was founded in 1994 by Andrew Parkinson, Ph.D. to study drug metabolism. XenoTech provides products and contract research services to optimize discovery, development and approval of new drugs and has an established sales and marketing organization to the global pharmaceutical industry. They offer one of the most extensive selections of products for drug metabolism-related research, including liver and pulmonary microsomes and S9, cryopreserved hepatocytes from humans as well as six other toxicologically relevant species, antibodies directed against CYP enzymes, and recombinant CYPs and bDNA probe sets. We also sell an exclusive culture media for optimum growth of the hepatocytes.

We are differentiated by: 1) our understanding of the function and manipulation of the liver cell and 2) our understanding of cell therapy and cell transplantation. Our intellectual property portfolio positions us for use of immortalized mammalian hepatocytes for treating liver disease. We have established a worldwide reputation as a source of immortalized liver cell lines.

One application for our hepatocytes is use in an artificial liver device. Xenogenics, our majority-owned (56.4%) subsidiary, owns all of the rights to the SybiolR synthetic bio-liver device, for which notice of allotment for a United States patent has been issued. The Sybiol "artificial liver" is intended to act as a substitute liver for a patient whose own liver is healing from injury or disease or for use as an artificial liver "bridge" for transplant patients awaiting a donor organ. This is accomplished by exposing the plasma portion of the blood to functioning liver cells, which perform the functions of the damaged liver of the patient. The key to our device, or other devices attempting to gain approval, is the functionality of the cells. The device may also be used to assist and improve the quality of life for patients with chronic liver disease or episodic liver trauma.

Xenogenics has not generated any revenues. We estimate that we will need approximately $500,000 to $750,000 to validate the Sybiol synthetic bio-liver device through large animal testing. Assuming we can establish that the Sybiol device can perform liver functions through testing, we plan to joint venture the future development of this product with a major dialysis or pharmaceutical company. After establishing such a partnership, our goal will be to seek and obtain regulatory approval and introduce the Sybiol device for general distribution.

Xenogenics is currently owned as follows:

MultiCell Technologies, Inc.	56.4%
Kestrel Equity Partners, Ltd.	21.7%
Jack Schaps	12.5%
W. Gerald Newmin	8.0%
Others	1.4%
Total	100.0%

-----------------------------------------------------------------------------------------------------------------------

The use of the Company's immortalized hepatocytes for drug discovery research does not require FDA approval. However, some of our products will be subject to regulation in the United States by the FDA and by comparable regulatory authorities in foreign jurisdictions. Future products including therapeutic plasma proteins, stem cell transplantation and the Sybiol device will be regulated under the Public Health Service Act and the Food, Drug and Cosmetic Act. The use of engineered liver cells generated by the Company for this application will also be regulated by the FDA. Development of a therapeutic product for human use is a multi-step process. After acceptance of a plan by the FDA, animal and human testing must be completed. Human clinical investigations typically involve three phases. Phase I is conducted to evaluate the safety of the experimental product in humans. If acceptable product safety is demonstrated, the Phase II and III studies are initiated. These trials are designed to evaluate the effectiveness of the product in the treatment of a given disease and, typically, are well controlled, closely monitored studies. As Phase II trials are successfully completed, Phase III studies will commence with expanded controlled and uncontrolled trials which are intended to gather additional information about safety and efficacy in order to evaluate the overall risk/benefit relationship of the experimental product and provide an adequate basis for physician labeling. These studies also may compare the safety and efficacy of the experimental device with currently available products. We have not yet begun human clinical trials for the Sybiol device. While it is not possible to estimate the amount of time that will be required to complete Phase I, II and III studies, this process, often dependant on the availability of patients, may last three to five years.

Presently, our focus is on the generation of short-term revenue to stabilize our cash position. Most pharmaceutical companies in the world have a need for highly functional human liver cells. The engineered liver cells developed by the Company appear to meet many of these needs and we have began to generate revenues from these cells through our exclusive sales and distribution agreement with XenoTech.

With respect to the Company's efforts on behalf of Xenogenics, before human studies may begin, the cells provided for the Sybiol system by the Company will be subjected to the same FDA scrutiny as the Sybiol device. The Company will need to demonstrate sufficient process controls to meet strict standards for a complex medical system. This means the cell production facility will need to meet the same standards as those pertaining to a pharmaceutical company. The cells may be produced in our own facility or by a manufacturing partner for such an operation. Our plan is to partner with a major pharmaceutical company to bring our cells to market. The expertise of such a partner for such a complex endeavor would be invaluable in completing such a program.

Results of Operations.

The following discussion is included to describe our consolidated results of operations. The accompanying condensed consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Quarter Ended May 31, 2004 Compared to the Quarter Ended May 31, 2003

Revenue. Total revenue for the three months ended May 31, 2004 was $176,299 as compared to $63,690 revenue for the same quarter in the prior fiscal year. The increase in revenue was attributable to the license fee and royalty revenue the Company is recognizing over the seven-year term of the sales and distribution agreement with XenoTech. The agreement and revenue recognition commenced late in the fiscal year ended November 30, 2003 and, accordingly, there was no comparable income included in the three months ended May 31, 2003.

Operating Expenses. Total operating expenses for the three months ended May 31, 2004 were $516,312 representing an increase of $95,137 as compared to the same quarter in the prior fiscal year. This increase primarily results from an increase in expenditures on research projects and an increase in legal and professional fees.

-----------------------------------------------------------------------------------------------------------------------

Other income/expense. Interest expense for the three months ended May 31, 2004 was $24,560, which represents a decrease of $49,994 over the same quarter in the prior fiscal year. Amortization of debt discount for the three months ended May 31, 2004 was $12,926, which represents a decrease of $31,950 from the same quarter in the prior fiscal year. These decreases were attributable to a reduction in the outstanding debt through payments and conversions of convertible notes and accrued interest into our common stock.

Net Loss. Net loss for the three months ended May 31, 2004, was $352,349, as compared to a net loss of $438,110 for the same quarter in the prior fiscal year, representing a decrease in net loss of $85,761. This decrease is primarily attributable to the decrease in other expenses such as interest expense and amortization of discount on notes payable.

Six Months Ended May 31, 2004 Compared to the Six Months Ended May 31, 2003

Revenue. Total revenue for the six months ended May 31, 2004 was $358,173 as compared to revenue of $179,024 for the same period in the prior fiscal year. The increase in revenue was attributable to the license fee and royalty revenue the Company is recognizing over the seven-year term of the sales and distribution agreement with XenoTech. The agreement and revenue recognition commenced late in the fiscal year ended November 30, 2003 and, accordingly, there was no comparable income included in the six months ended May 31, 2003.

Operating Expenses. Total operating expenses for the six months ended May 31, 2004 were $1,349,825 representing an increase of $577,390 as compared to the same period in the prior fiscal year. This increase primarily results from an increase in expenditures on research projects and the issuance of stock purchase warrants valued at $413,300 for financial consulting services.

Other income/expense. Interest expense for the six months ended May 31, 2004 was $47,073, which represents a decrease of $47,340 from the same period in the prior fiscal year. Amortization of debt discount for the six months ended May 31, 2004 was $26,481, which represents a decrease of $63,163 from the same six month period in the prior fiscal year. These decreases were attributable to a reduction in the outstanding debt through payments and conversions of convertible notes and accrued interest into our common stock. Interest income for the period ended May 31, 2004, was $37,083, as compared to $30,504 in the prior fiscal year. This increase is attributable to maintaining higher cash balances.

Net Loss. Net loss for the six months ended May 31, 2004, was $1,013,123, as compared to a net loss of $732,419 for the same period in the prior fiscal year, representing an increase in net loss of $280,704. This increase is primarily attributable to the increase in research expenses and the issuance of stock purchase warrants for financial consulting services.

Liquidity and Capital Resources

Our cash needs have been managed primarily through the issuance of debt or equity instruments. During the six months ended May 31, 2004, we had a net loss of $1,013,123. As a result primarily of the inclusion in the loss of noncash charges for consulting and other services paid through the issuance of common stock and warrants with a fair value of $544,881 and depreciation and amortization of property and equipment and a license agreement of $81,552, net of the effects of deferred income of $352,598 recognized in revenue, our cash used in operating activities totaled $822,603. During that period we were able to make net repayments of loans of $78,500, convert other notes and accrued interest of $302,000 to common stock and received proceeds of $215,710 from the exercise of options and warrants.

During the last quarter of fiscal 2003, the Company received $1,500,000 cash from XenoTech for the rights to distribute our cell lines and prepayment of royalties. XenoTech will also be responsible for any costs related to such sales. This cash along with royalties substantially improved the Company's liquidity position. The additional royalties we will now begin to receive from XenoTech may be sufficient to cover our cash requirements for ongoing operations. As of May 31, 2004, the Company had a cash balance of $380,288 and a working capital deficiency of $961,878. However, a substantial portion of the working capital deficiency was attributable to deferred income of $735,296 which is included in current liabilities that arose from prepayments made by XenoTech under the license agreement that will be recognized in revenue over the term of the agreement and will not require any cash payments by the Company. The Company is maintaining a conservative fiscal policy until it can ascertain the level of royalty payments above the annual minimums. Additionally, the Company is pursuing opportunities for new debt and equity investments. However, there can be no assurance that the Company will be able to successfully acquire the necessary capital to continue its ongoing research efforts.

-----------------------------------------------------------------------------------------------------------------------

ITEM 3. CONTROLS AND PROCEDURES

As of May 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO, who is also the Acting Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on this evaluation, the Company's CEO, who is also the Acting Chief Financial Officer (the "Evaluating Officer"), concluded that more effective disclosure controls and procedures need to be set in place regarding the timely recording and reporting of the Company's issuance of stock options and other equity instruments. The issue has occurred largely as a result of the Company's emerging status, and management is now taking steps to establish additional disclosure controls and procedures in this area. Other than the foregoing, the Evaluating Officer concluded that the Company's disclosure controls and procedures were effective as of May 31, 2004.

Such evaluation did not identify any change in the Company's internal control over financial reporting during the fiscal quarter ended May 31, 2004 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

NONE.

ITEM 2: CHANGES IN SECURITIES

The following is a summary of transactions by the Company during the period of December 1, 2003 through May 31, 2004 involving issuance and sales of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

On January 27, 2004, the Company issued three warrants to purchase an aggregate of 696,667 shares of common stock to three consultants for services rendered. The warrants had exercise prices ranging from $0.10 to $0.12 per share.

On February 9, 2004, the Company issued an aggregate of 1,608,869 shares of our common stock to seven note holders upon their conversion of notes with an aggregate outstanding principal of $193,481 and aggregate unpaid interest of $30,273. The conversion prices ranged from $0.10 to $0.15 per share

On February 20, 2004, the Company issued a convertible promissory note in the amount of $78,500 to one investor. The note bore interest at the rate of 10% per annum, with principal and interest due in February 2008. The investor immediately converted the note, pursuant to its terms, into 785,000 shares of the Company's common stock. In connection with the transaction, the Company issued to the investor a warrant to purchase 785,000 shares of common stock at a price of $0.10 per share.

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

-----------------------------------------------------------------------------------------------------------------------

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5: OTHER INFORMATION:

NONE

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K:

a)	Exhibit 31 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
b)	Exhibit 32 - Certification of the Chief Executive Officer and Acting Chief Financial Officer

-----------------------------------------------------------------------------------------------------------------------

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTICELL TECHNOLOGIES, INC.

July 13, 2004

By:  /s/ W. Gerald Newmin
W. Gerald Newmin
Chief Executive Officer, President & Acting Chief Financial Officer
(signed both as an officer duly authorized to sign on behalf of the Registrant and principal financial officer and chief accounting officer)

-----------------------------------------------------------------------------------------------------------------------