Form 10QSB
period 2004-08-31
Multicell Technologies Inc.
filed 2004-10-15
CIK 811779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549 FORM 10-QSB
(X)	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended August 31, 2004.

( )	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number 0-16354

MULTICELL TECHNOLOGIES, INC. ---------------------- (Exact name of registrant as specified in its charter)

DELAWARE -------- (State or other jurisdiction of incorporation or organization)	52-1412493 -------- (IRS Employer ID No.)

55 Access Rd. Suite 700 Warwick, Rhode Island 02886 -------------------------------- (Address of principal executive offices)

(401) 738-7560 -------------- (Issuer's telephone number, including area code)

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 122,962,463 shares of Common Stock, $0.01 par value as of September 30, 2004.

- 1 -

PART I - FINANCIAL INFORMATION - Item 1. Financial Statements

MULTICELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	August 31, 2004	November 30, 2003

ASSETS
Current assets:
Cash and cash equivalents	$1,681,365	$1,058,960
Accounts receivable		4,586
Other current assets	44,630	18,544

Total current assets	1,725,995	1,082,090

Property and equipment, net	115,404	123,932

License agreement, net of accumulated amortization of $391,778 and $292,454	2,041,615	2,140,939
Notes receivable	282,500	260,000
Other assets	123,142	123,692

Total assets	$4,288,656	$3,730,653

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 540,066	$625,002
Current portion of related party notes payable	606,281	21,000
Current portion of other notes payable, including $25,000 in default in 2003		260,000
Current portion of deferred income	735,296	735,296
Other current liabilities		37,196

Total current liabilities	1,881,643	1,678,494

Other liabilities:
Related party notes payable, net of current portion	25,767	677,110
Other notes payable, net of current portion		109,003
Deferred income, net of current portion	105,375	634,272
Other liabilities	184,099	172,603

Total other liabilities	315,241	1,592,988

Total liabilities	2,196,884	3,271,482

Minority interest	145,605	146,190

Commitments and contingencies

Stockholders' equity: Preferred stock, $.01par value; 2,000,0000 shares authorized; 20,000 shares designated as Series I convertible preferred issued and outstanding with a liquidation value of $100 per share	200
Common stock, $.01 par value; 200,000,000 shares authorized; 122,380,908 and 117,816,411 shares issued and outstanding	1,223,807	1,178,162
Additional paid-in capital	21,143,039	16,386,717
Deferred compensation costs		(24,916)
Accumulated deficit	(20,420,879)	(17,226,982)

Total stockholders' equity	1,946,167	312,981

Total liabilities and stockholders' equity	$4,288,656	$3,730,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended and August 31, 2003

	2004	2003

Revenue	$ 176,299	113,975

Operating expenses:
Selling, general and administrative	296,272	291,599
Research and development	283,946	189,670
Depreciation and amortization	45,752	41,546

Total operating expenses	625,970	522,815

Operating loss	(449,671)	(408,840)

Other income (expense):
Interest expense	(22,754)	(41,442)
Amortization of discount on notes payable	(12,935)	(32,254)
Interest income	17,645	14,844
Amortization of discount on notes receivable	7,500	7,500
Write-off of note receivable		(12,353)
Minority interest in net loss of subsidiary	585

Total other income (expense)	(9,959)	(63,705)

Net loss	(459,630)	(472,545)

Non-cash deemed dividend related to beneficial conversion feature of Series I Preferred Stock	(1,721,144)

Net loss applicable to common stockholders	$ (2,180,774)	$ (472,545)

Basic net loss per share applicable to common stockholders	$ (0.02)	$ (0.00)

Weighted average number of shares outstanding	122,212,262	107,531,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Nine Months Ended and August 31, 2003

	2004	2003

Revenue	$ 534,472	$ 292,999

Operating expenses:
Selling, general and administrative	1,222,919	782,985
Research and development	625,572	387,614
Depreciation and amortization	127,304	124,651

Total operating expenses	1,975,795	1,295,250

Operating loss	(1,441,323)	(1,002,251)

Other income (expense):
Loss on sale of equipment		(1,522)
Interest expense	(69,827)	(135,746)
Amortization of discount on notes payable	(39,416)	(122,007)
Interest income	54,728	45,348
Amortization of discount on notes receivable	22,500	22,500
Write-off of note receivable		(12,353)
Minority interest in net loss of subsidiary	585	1,067

Total other income (expense)	(31,430)	(202,713)

Net loss	(1,472,753)	(1,204,964)
Non-cash deemed dividend related to beneficial conversion feature of Series I Preferred Stock	(1,721,144)

Net loss applicable to common stockholders	$ (3,193,897)	$ (1,204,964)

Basic net loss per share applicable to common stockholders	$ (.03)	$ (.01)

Weighted average number of shares outstanding	120,781,849	104,890,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended and August 31, 2003

	2004	2003

Cash flows from operating activities:
Net loss	$(1,472,753)	$(1,204,964)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	127,304	124,651
Note receivable written off as bad debt		12,353
Amortization of discount on notes receivable	(22,500)	(22,500)
Amortization of discount on notes payable	39,416	122,007
Amortization of deferred compensation	24,916
Common stock issued for services	199,631	393,101
Warrants issued for services	413,300
Options issued for services	235,980
Loss on sale of equipment		1,522
Minority interest in net loss of subsidiary	(585)	(1,067)
Changes in operating assets and liabilities:
Accounts receivable	4,586	(67,838)
Other current assets	(26,086)	(36,557)
Other assets	550	(11,857)
Accounts payable and accrued expenses	(84,936)	42,602
Other current liabilities	(37,196)
Deferred income	(528,897)	700,000
Other liabilities	41,770	115,923

Net cash provided by (used in) operating activities	(1,085,500)	167,376

Cash flows from investing activities:
Purchase of equipment and leasehold improvements	(19,454)	(9,126)
Proceeds from sale of assets		1,500
Principal payments on notes receivable		1,409

Net cash (used in) investing activities	(19,454)	(6,217)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	1,714,149
Proceeds from notes payable	78,500	292,500
Payments of notes payable	(281,000)	(7,392)
Proceeds from subscribed stock		13,000
Proceeds from exercised options and warrants	215,710

Net cash provided by financing activities	1,727,359	298,108

Net increase in cash and cash equivalents	622,405	459,267

Cash and cash equivalents, beginning of period	1,058,960	43,892

Cash and cash equivalents, end of period	$1,681,365	$503,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONT.
For the Nine Months Ended and August 31, 2003

Noncash Transactions:
Issuance of warrants and beneficial conversion rights in connection with borrowings		$34,296
Conversion of convertible notes payable into common stock	$327,886
Issuance of note payable for accounts payable and accrued expenses		$16,608
Cancellation of stock subscriptions		$50,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell Technologies, Inc. (formerly Exten Industries, Inc. prior to April 1, 2004) and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended November 30, 2003 (the "Form 10-KSB") previously filed with the SEC. The results of operations for the three and nine month periods ended are not necessarily indicative of the operating results anticipated for the fiscal year ending November 30, 2004.

REVENUE RECOGNITION

The Company's revenues have been generated primarily from contractual research activities and royalties on the license for the sale of cells through its sale and distribution agreement with XenoTech LLC ("XenoTech") (see Note 7 in the Form 10-KSB). Management believes such sources of revenue will be part of the Company's ongoing operations. The Company applies the guidance provided by SEC Staff Accounting Bulletin Topic 13, "Revenue Recognition" ("Topic 13"). Under the provisions of Topic 13, the Company recognizes revenue from commercial and government research agreements as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable and the collection of the contracted amounts is probable. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. Deferred revenues associated with services expected to be performed within the 12 - month period subsequent to the balance sheet date are classified as a current liability. Deferred revenues associated with services expected to be performed at a later date are classified as non-current liabilities.

RECLASSIFICATIONS

Certain amounts in the 2003 condensed consolidated financial statements have been reclassified to conform with the 2004 classifications.

2. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest totaled $72,798 and $135,746 for the nine-month periods ended and 2003, respectively.

MULTICELL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONT.

3. GOING CONCERN UNCERTAINTY

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of , the Company has operating and liquidity concerns, has incurred an accumulated deficit of $20,420,879 as a result of recurring losses and has current liabilities that exceed current assets by $155,648. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to successfully acquire the necessary capital to continue its on-going research efforts and bring additional products to the commercial market. Management's plans to acquire future funding include sales of its proprietary media, immortalized cells and primary cells to the pharmaceutical industry through its sale and distribution agreement with XenoTech. Additionally, the Company continues to pursue research projects, government grants and capital investment. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

4. NOTES PAYABLE

During the year ended November 30, 2003 an investor, who is also a director of a subsidiary of the Company, assisted the Company by finding a group of investors that purchased 10% convertible notes from the Company in the principal amount of $78,500 and, as a result, obtained the right to purchase a 10% convertible note from the Company in an equivalent principal amount under the same terms at anytime for one year following the receipt of the group's investment. On February 20, 2004, the investor exercised that right, and the Company received proceeds of $78,500 from the sale of the 10% convertible note, which would have required the payment of principal and interest in February 2007. Immediately upon issuance, the consultant exercised his right to convert the principal amount of the note into 785,000 shares of the Company's common stock at the stated conversion price of $0.10 per share. Pursuant to the agreement, the investor also received warrants to purchase 785,000 shares of the Company's common stock, which are exercisable at $.10 per share at anytime through February 2014.

During the nine months ended , payments of notes payable totaled $281,000 and other convertible notes (see Note 10 in the Form 10-KSB) plus accrued interest were converted into 1,608,870 shares of the Company's common stock at conversion prices ranging from $.10 to $.15 per share. A description of the notes and the principal amount and accrued interest that were converted follows:

Convertible promissory notes payable to investors with interest at 10% due on varying dates in 2004, 2005 and 2006	$127,481
Convertible notes payable to related parties with interest at 10%, due on varying dates in 2004 and 2005	66,000
Accrued interest	30,273

Total	$223,754

MULTICELL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONT.

4. NOTES PAYABLE (continued)

As a result of the transactions described above, the Company issued a total of 2,393,870 shares of common stock upon the conversion of notes payable and accrued interest with an aggregate carrying value of $302,254 during the nine months ended August 31, 2004.

As of , the Company had reserved 4,374,268 shares of common stock for issuance upon conversion of notes payable with a carrying value of $632,048 and accrued interest of $184,100 at conversion prices ranging from $.15 to $.20 per share.

5. WARRANTS

In addition to the warrants to purchase 785,000 shares of the Company's common stock exercisable at $.10 per shares issued to the investor described in Note 4 herein, the Company issued warrants to purchase 424,812 shares of common stock for financial consulting services rendered at exercise prices ranging from $.06 to $.12 per share, warrants to purchase 5,000,000 shares of common stock in connection with the sale of convertible preferred stock and warrants to purchase 800,000 shares of common stock issued to the placement agent for the sale of the preferred stock during the nine months ended . The warrants issued to the consultants will expire from January 2008 to January 2013. The Company recognized consulting fee expense of $413,300 for the fair value of the warrants determined using the Black-Scholes option pricing model. The warrants issued in connection with the sale of preferred stock will expire in July 2007. These warrants are exercisable at the lowest of (i) the average of the ten closing prices of the common stock on the OTC Bulletin Board during the 10 trading days immediately preceding the exercise date, or (ii) $.20 per share which was the closing price of the common stock on July 13, 2004, the date of issuance of the warrants.

During the nine months ended August 31, 2004, 1,130,000 warrants were exercised at $.10 per share. As of August 31, 2004, warrants to purchase 26,542,729 shares of common stock were outstanding and exercisable at $.06 to $.23 per share.

6. PREFERRED STOCK

The Company's Board of Directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares of preferred stock. The Board of Directors has designated 20,000 shares as Series I convertible preferred stock. On July 13, 2004, the Company completed a private placement of Series I convertible preferred stock. A total of 20,000 shares were sold to accredited investors at a price of $100 per share. The Series I shares are convertible at any time into common stock at 80% of the average trading price of the lowest three inter-day trading prices of the common stock for the ten days preceding the conversion date, but at an exercise price of no more than $.20 per share and no less than $.05 per share. The conversion of the Series I preferred stock is limited to 9.99% of the Company's common stock outstanding on the date of conversion. The Series I preferred stock does not have voting rights. The purchaser also received warrants to acquire up to 5,000,000 shares of the Company's common stock. The terms associated with the warrants are described in Note 5. In the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding share of Series I preferred stock shall be entitled to be paid first out of the assets of the Company available for distribution to shareholders, an amount equal to $100 per share of Series I preferred

MULTICELL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONT.

6. PREFERRED STOCK(continued)

stock held. After such payment has been made in full, such holders of Series I preferred stock shall be entitled to no further participation in the distribution of the assets of the Company.

Proceeds to the Company were $1,714,149, net of $285,851 of issuance costs, of which $995,561 was assigned to the 5,000,000 warrants issued utilizing the Black-Scholes option pricing model. The terms associated with the warrants are described in Note 5 herein.

In connection with the issuance of the Series I preferred stock and warrants, the Company recorded $1,721,144 related to the beneficial conversion feature on the Series I preferred stock as a deemed dividend, which increased the carrying value of the preferred stock. A beneficial conversion feature is present because the effective conversion price of the Series I preferred stock was less than the fair value of the common stock on the date of issuance. The deemed dividend increased the loss applicable to common stockholders in the calculation of basic loss per common share.

7. COMMON STOCK, STOCK OPTIONS AND LOSS PER SHARE

During the nine months ended , the Company issued 612,582 shares of common stock for professional and other services and recognized a charge to selling, general and administrative expenses of $199,631 for those services based on the market value of the shares at the date of issuance.

In March 2004 the Board adopted the Company's 2004 Equity Incentive Plan ("Incentive Plan"), subject to shareholder approval. The Plan was approved by shareholders at its June 16, 2004 annual meeting. The 2000 Stock Incentive Plan (see Note 12 in the Form 10-KSB) has been frozen and an aggregate of 15,000,000 shares of common stock is reserved for issuance under the Incentive Plan. This amount will be increased annually on the first day of the Company's fiscal years from 2005 until 2013 by the lesser of (i) 2% of the shares of common stock outstanding on the day preceding the first day of such fiscal year, (ii) 7,500,000 shares of common stock or (iii) such number of shares as determined by the Company's board of directors. In addition, the shares reserved under the 2004 Plan will be increased from time to time by any shares of common stock that, but for the termination of the 2000 Plan as of the date of the annual meeting, would have reverted to the share reserve under the 2000 Plan pursuant to the terms thereof. The exercise price of incentive stock options may not be less than 100% of the fair market value of the stock subject to the option on the date of the grant and, in some cases may not be less than 110% of such fair market value. The exercise price for a nonstatutory stock option shall be determined by the Board or its authorized committee. Options granted under the Incentive Plan vest as determined by the Board. The maximum term of options under the Incentive Plan is ten years, except that in certain cases the maximum term is five years. Stock purchase or bonus awards are granted through a purchase or bonus award agreement. Subject to certain limitations, the purchase price for stock purchase or bonus awards must be at least the par value of the Company's common stock. Stock appreciation rights are granted through a stock appreciation agreement. Each stock appreciation right is denominated in share equivalents. The strike price of each stock appreciation right is determined by the Board or its authorized committee at the time of grant of the stock appreciation right. Stock unit awards are granted through a stock unit award agreement. Subject to certain limitations, the purchase price for stock unit awards must be at least the par value of the Company's common stock.

MULTICELL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONT.

7. COMMON STOCK, STOCK OPTIONS AND LOSS PER SHARE (continued)

During the nine months ended , the Company granted options to purchase 500,000 shares of common stock to an officer of the Company at an exercise price of $.61 per share. The Company also granted options to purchase 750,000 shares of common stock to members of the scientific advisory board and options to purchase 250,000 shares of common stock to a new member of the Company's Board of Directors at an exercise price of $.25 per share. The Company recorded aggregate charges of $235,980 to selling, general and administrative and research and development expenses during the nine months ended August 31, 2004 based on the excess of the market value over the exercise price of the shares subject to the options as of the respective dates of grant.

Changes during the nine months ended in stock options outstanding for the Company were as follows:

Options outstanding at November 30, 2003	8,198,334
Granted	1,500,000
Expired	(2,783,334)
Exercised at $.08 to $.21 per share resulting in proceeds of $102,710	(512,000)

Options outstanding at	6,403,000

The Company accounts for stock options granted to employees based on their intrinsic values under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations", and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", and the provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123" (see Note 12 in the Form 10-KSB). Since the exercise price of all of the options granted by the Company and its subsidiary to their employees has been equal to or greater than fair value, the Company has not recognized any earned or unearned compensation costs in its consolidated financial statements in connection with those options. The Company's historical net loss and basic net loss per share applicable to common stockholders, and pro forma net loss and basic net loss per share applicable to common stockholders, for the three and nine months ended and August 31, 2003 assuming compensation cost had been determined based on the fair value of all options at the respective dates of grant determined using a pricing model consistent with the provisions of SFAS 123 are set forth below:

	Three Months Ended August 31		Nine Months Ended August 31
	2004	2003	2004	2003

Net loss applicable to common stockholders - as reported	$(2,180,774)	$(472,545)	$(3,193,897)	$(1,204,964)
Stock-based employee compensation expense assuming a fair value based method has been used for all awards	(37,058)	(16,598)	(111,173)	(116,598)

Net loss - pro forma	$(2,217,832)	$(489,143)	$(3,305,070)	$(1,321,562)

Basic net loss per common share - as reported	$ (.02)	$ (0.00)	$ (.03)	$ (.01)

Basic net loss per common share - pro forma	$ (.02)	$ (0.00)	$ (.03)	$ (.01)

MULTICELL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) CONT.

7. COMMON STOCK, STOCK OPTIONS AND LOSS PER SHARE (continued)

The fair value of each option granted by the Company for the pro forma computations above and each warrant issued by the Company for consulting services and in connection with the issuance of preferred shares (see Note 5 herein) during the nine months ended August 31, 2004 was determined using the Black-Scholes option pricing method with the following weighted average assumptions: dividend yield at 0%, expected volatility at 84%, risk-free interest rate of 2.9% - 3.97%, and expected lives of 5 years.

The Company incurred losses for the three and nine months ended August 31, 2004. The assumed effects of the exercise of outstanding stock options and warrants and the conversion of convertible notes payable and convertible preferred stock were anti-dilutive and, accordingly, diluted per share amounts equal basic loss per common share amounts and have not been presented in the accompanying condensed consolidated statements of operations. The total number of common shares potentially issuable upon exercise or conversion excluded from the calculation of diluted loss per share was 48,189,557 for the three and nine months ended August 31, 2004. For the three and nine months ended August 31, 2003, the total number of common shares potentially issuable upon exercise or conversion excluded from the calculation of diluted loss per share was 41,808,899.

  GRANT INCOME

In July 2003 the Company was awarded a grant by the National Institutes of Health to improve the function of the cell line. The total federal award amounted to $139,314. The project period expires on December 31, 2004. During the three months ended August 31, 2004, the Company received $35,057 under the grant and has accounted for this as an offset to research and development expenses for the period.

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

Overview

MultiCell Technologies, Inc. (the "MultiCell") (OTCBB-MUCL ) is a Rhode Island based medical products company whose focus is on the production and application of immortalized human liver cells for drug discovery and the future treatment of liver diseases. We are a global leader in producing immortalized human liver cells (hepatocytes). Xenogenics Corporation (Xenogenics) is a majority owned subsidiary that is developing a proprietary bio-artificial liver support device that utilizes our immortalized cells, but has not generated any revenues.

MULTICELL TECHNOLOGIES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS CONT.

Hepatocytes are the most bio-chemically complex cells in the human body and play an important role in the use and creation of carbohydrates, amino acids, proteins, lipids and nucleic acids. The hepatocyte is also key to the activation or inactivation of foreign toxic substances (xenobiotics). Understanding how the human body will react to foreign substances entering the body is a major part of all pharmaceutical and chemical development. If a pharmaceutical company can understand how the liver reacts to a substance early in the new drug development cycle, potentially millions of development dollars and years of time can be saved.

Our immortalized liver cells have demonstrated the ability to replace the need for continuous procurement and quality testing of primary cells from donated human livers and the use of animal cells. Expanded from our cell banks, these cell lines have significant cost and quality control advantages over primary cell sources. Our proprietary human immortalized hepatic cell lines radically differ from other immortalized cell lines in that they regenerate while maintaining liver function and are non-tumorigenic. These cell lines provide a consistent and functional resource for drug discovery and toxicology research, and can also be applied to liver tissue regeneration. Additionally, our cell lines produce therapeutic proteins that we believe may ultimately be used in new medicines or treatment.

In August, 2003, we signed an exclusive, manufacturing and distribution agreement for two of our cell lines with XenoTech, LLC, which is an unrelated party. The agreement, which is for a term of seven years, required XenoTech to make an initial payment of $800,000 to us in August 2003 for the right to distribute the cells and requires XenoTech to make royalty payments to us of 17.5% of net sales for the direct sale of our cells and 34% for any license agreements signed with pharmaceutical companies. XenoTech must bear all the costs for our manufacturing and sales activities and make specified minimum periodic royalty payments, which total $18 million during the contract to maintain distribution exclusivity. XenoTech also made a $700,000 royalty prepayment in August 2003 as an advance against the minimum royalty payment of $800,000 for the first royalty period, which will be 16 months. The subsequent 5 royalty periods will be 12 months and the last royalty period is 8 months. We will only receive cash payments initially for 25% of the royalties we earn under the agreement with the balance applied against the $700,000 royalty prepayment.

XenoTech has distribution agreements with numerous companies for a variety of pharmaceutical and laboratory products and also performs contract research for pharmaceutical companies. These services position XenoTech to promote, market and distribute our cell lines. They utilize direct and group sales presentations, telemarketing, and direct mail to promote and sell our cells. Additionally, since they have a number of respected scientists and have developed compelling efficacy data for our cells, they frequently give presentations at conferences, which help develop sales leads.

We are also developing cell-related platform technologies and products to treat a variety of liver diseases and have identified four clinically relevant applications for cell-based products:

•	High through-put screening assays for drug discovery, lead optimization, and pharmacogenomic studies
•	Production of natural therapeutic plasma proteins
•	Cell transplantation to treat metabolic liver deficiencies
•	Cellular component of liver assist devices used to treat patients suffering from acute and chronic liver failure

MULTICELL TECHNOLOGIES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS CONT.

Even with the new agreement with XenoTech, we have operated and will continue to operate by minimizing expenses. The largest expenses relate to personnel and to meeting the legal and reporting requirements of being a public company. By utilizing consultants whenever possible, and asking employees to manage multiple responsibilities, operating costs are kept low. Additionally, a number of employees and the board of directors receive shares of common stock in lieu of cash as all or part of their compensation to help in the effort to minimize monthly cash flow.

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

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations. The condensed consolidated financial statements and notes thereto herein and the consolidated financial statements and notes thereto in our annual report on Form 10-KSB for the year ended November 30, 2003, contain detailed information that should be referred to in conjunction with this discussion.

Quarter Ended Compared to the Quarter Ended August 31, 2003

Revenue. Total revenue for the three months ended was $176,299 as compared to revenue of $113,975 for the same quarter in the prior fiscal year. These revenues came primarily from the rights payment and pre-royalty payment from XenoTech. Although MultiCell received a total of $1,500,000 in cash as part of the XenoTech Agreement, $800,000 is recognized as revenue over the life of the seven-year agreement which commenced in July 2003 and $700,000 is recognized over the first sixteen months of the agreement. We have negotiated a license agreement with Pfizer allowing them to continue to use our cell lines for research now that the collaborative research project that took place in 2002 has been completed.

Operating Expenses. Total operating expenses for the three months ended were $625,970 representing an increase of $103,155 as compared to the same quarter in the prior fiscal year. This increase primarily results from an increase of $94,276 in research and development expenses, which is substantially attributable to the Company's issuance of options to purchase 750,000 shares of common stock to the scientific advisory board with a fair value of $ 176,985 and an offset of $35,057 received under the grant described in Note 8.

Other income/expense. Interest expense for the three months ended was $22,754, which represents a decrease of $18,688 over the same quarter in the prior fiscal year. Amortization of debt discount for the three months ended August 31, 2004 was $12,935, representing a decrease of $19,319 from the same quarter in the prior fiscal year. These decreases were attributable to a reduction in the outstanding debt through payments and conversions of convertible notes and accrued interest into the Company's common stock. Interest income for the quarter ended , was $17,645, as compared to $14,844 in the previous year's quarter. This increase is attributable to maintaining higher cash balances.

Net Loss. Net loss for the three months ended , was $459,630 as compared to a net loss of $472,545 for the same quarter in the prior fiscal year, representing a decrease in the net loss of $12,915. This decrease in the net loss is primarily attributable to an increase in revenue and an increase in research and development expenses. The net loss applicable to common stockholders for the nine months ended August 31, 2004 included a one-time non -cash charge of $1,721,144 due to the beneficial conversion feature attributable to the difference between the purchase price and the fair value of the common stock to which the Series I preferred stock issued in July 2004 is convertible.

MULTICELL TECHNOLOGIES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS CONT.

Results of Operations

Nine Months Ended August 31, 2004 Compared to the Nine Months Ended August 31, 2003

Revenue. Total revenue for the nine months ended were $534,472 as compared to revenue of $292,999 for the same period in the prior fiscal year. The increase in revenue was attributable to the license fee and royalty revenue the Company is recognizing over the seven-year and 16-month period from the inception of the distribution agreement with XenoTech in July 2003.

Operating Expenses. Total operating expenses for the nine months ended were $1,975,795 representing an increase of $680,545 as compared to the same period in the prior fiscal year. Research and development expenses have increased by $237,958 and the Company issuing options to purchase 750,000 shares of the Company's common stock to the scientific advisory board at a fair value of $176,985 offset by $35,057 received under the grant described in Note 8. Selling, general and administrative expenses have increased by $439,934 and are primarily attributable to the issuance of stock purchase warrants and options valued at $472,295 for financial consulting services.

Other income/expense. Interest expense for the nine months ended was $69,827, which represents a decrease of $65,919 over the same period in the prior fiscal year. Amortization of debt discount for the nine months ended August 31, 2004 was $39,416, representing a decrease of $82,591 from the same period in the prior fiscal year. These decreases were attributable to a reduction in the outstanding debt through payments and conversions of convertible notes and accrued interest into the Company's common stock. Interest income for the period ended , was $54,728, as compared to $45,348 in the prior fiscal year. This increase is attributable to maintaining higher cash balances.

Net Loss. Net loss for the nine months ended , was $1,472,753, as compared to a net loss of $1,204,964 for the same period in the prior fiscal year, representing an increase in net loss of $267,789. The increase in the net loss was attributable to an increase in revenues accompanied by an increase in research and development expenses and the issuance of stock purchase warrants for financial consulting services. The net loss applicable to common stockholders for the nine months ended August 31, 2004 included a one-time non-cash charge of $1,721,144 due to the beneficial conversion feature attributable to the difference between the purchase price and the fair value of the common stock to which the Series I preferred stock issued in July 2004 is convertible.

Liquidity and Capital Resources

The Company's cash needs have been managed primarily through the issuance of debt or equity instruments.During the nine months ended August 31, 2004, we had a net loss of $1,472,753. As a result primarily of the inclusion of noncash charges for consulting and services paid through the issuance of common stock and options and warrants with a fair value of $855,711 and depreciation and amortization of property and equipment and a license agreement of $127,304, net of the effects of deferred income of $528,897 recognized in revenue, our cash used in operating activities totaled $1,085,500. During the period we were able to issue preferred stock for aggregate proceeds, net of issuance costs of $1,714,149, make net repayments of loans of $202,500, convert other notes and accrued interest of $327,886 to common stock and receive proceeds of $215,710 from the exercise of options and warrants.

MULTICELL TECHNOLOGIES, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS CONT.

During the last quarter of fiscal 2003, the Company received $1,500,000 cash from XenoTech for the rights to distribute our cell lines and prepayment of royalties. XenoTech will be responsible for any costs related to such sales. Additionally, the Company received $1,714,149, (net of $285,851 of expenses associated with the issuance) in exchange for the issuance of 20,000 shares of Series I preferred stock and related warrants as further described in Note 5. This cash along with royalties, substantially improved the Company's liquidity position. As of August 31, 2004, the Company had a cash balance of $1,681,365 and working capital deficiency of $155,648, of which $735,296 is attributable to deferred income which is included in current liabilities that arose from prepayments made by XenoTech under the license agreement that will be recognized in revenue over the term of the agreement and will not require any cash payments by the Company. The Company is maintaining a conservative fiscal policy until it can ascertain whether the level of royalty payments meet or exceed the annual minimums.

ITEM 3. CONTROLS AND PROCEDURES

As of August 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and President who is also the Treasurer, and the CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the above, concluded that the Company's disclosure controls and procedures were effective as of August 31, 2004. The Company's Form 10 -QSB for the quarter ended May 31, 2004 reported that the Company's CEO, who at the time was also serving as the Acting Chief Financial Officer (the "Evaluating Officer") had concluded that more effective disclosure controls and procedures needed to be set in place regarding the timely recording and reporting of the Company's issuance of stock options and other equity instruments. In response, during the fiscal quarter ended August 31, 2004, the Company has initiated a number of improvements in internal controls including the Company's engagement of a Chief Financial Officer to provide fiscal oversight and the consolidation of financial operations at the Company's Rhode Island headquarters.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

NONE.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of transactions by the Company during the period of December 1, 2003 through August 31, 2004 involving issuance and sales of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

On January 27, 2004, the Company issued three warrants to purchase an aggregate of 696,667 shares of common stock to three consultants for services rendered. The warrants had exercise prices ranging from $0.06 to $0.12 per share.

On February 09, 2004, the Company issued an aggregate of 1,608,870 shares of our common stock to seven note holders upon their conversion of notes with an aggregate outstanding principal of $193,481 and aggregate unpaid interest of $30,273. The conversion prices ranged from $0.10 to $0.15 per share.

MULTICELL TECHNOLOGIES, INC.
PART II. OTHER INFORMATION CONT.

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual meeting of Stockholders held on June 16, 2004, the following proposals were adopted by the votes specified below:

•

The election of W. Gerald Newmin, Thomas A. Page, Ann Randolph and Edward Sigmond as Directors to serve for the ensuing year and until their successors are elected. Mr. Newmin received a total of 109,999,833 shares of Common Stock voting in favor, with 406,953 withheld from the vote. Mr. Page received a total of 110,031,833 shares of Common Stock voting in favor, with 374,953 withheld from the vote. Ms. Randolph received a total of 108,351,492 shares of Common Stock voting in favor, with 2,055,294 withheld from the vote. Mr. Sigmond received a total of 109,614,263 shares of Common Stock voting in favor, with 792,523 withheld from the vote.

•

The adoption of the Company's 2004 Equity Incentive Plan. This proposal received a total of 35,567,694 shares of common stock voting in favor and 2,336,237 shares of common stock voting against, with 587,793 shares of common stock abstaining.

•

To ratify the selection by the Audit Committee of the Board of Directors of J.H. Cohn LLP as the independent registered public accounting firm of the Company for the fiscal year ending November 30, 2004. This proposal received a total of 109,990,007 shares of common stock voting in favor and 209,854 shares of common stock voting against, with 206,925 shares of common stock abstaining.

ITEM 5: OTHER INFORMATION:

NONE

MULTICELL TECHNOLOGIES, INC.
PART II. OTHER INFORMATION CONT.

ITEM 6: EXHIBITS:

•	Exhibit 31.1 - Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

•	Exhibit 31.2 - Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

•	Exhibit 32 - Certification of the Chief Executive Officer and the Chief Financial Officer

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTICELL TECHNOLOGIES, INC.

October 15, 2004	By:	/s/ W. Gerald Newmin W. Gerald Newmin Chief Executive Officer, President & Treasurer

October 15, 2004	By:	/s/ Janice D. DiPietro Janice D. DiPietro Chief Financial Officer

