Form 10KSB
period 2004-11-30
Multicell Technologies Inc.
filed 2005-02-28
CIK 811779

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(X)	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2004.

Commission File Number

MultiCell Technologies, Inc. (Name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	52-1412493 (IRS Employer Identification No.)

55 Access Rd, Suite 700 Warwick, RI 02886 (401) 738-7560 (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:
Title of each class Common Stock, $0.01 par value per share	Name of each exchange on which registered OTC Bulletin Board

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     No  X

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     State issuer's revenues for its most recent fiscal year: $ 759,925

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days (based upon 91,416,890 shares held by non-affiliates and the closing price of $.31 per share for the common stock on the over-the counter market as of January 21, 2005): $28,339,236

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 126,624,246 shares of common stock as of January 21, 2005.

DOCUMENTS INCORPORATED BY REFERENCE
None.

     Transitional Small Business Disclosure Format (check one): Yes ____ No __X_

- 1 -

MULTICELL TECHNOLOGIES, INC.

FORM 10-KSB

INDEX

FORWARD LOOKING STATEMENTS

This Annual Report and the information incorporated herein by reference contain forward-looking statements that involve a number of risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Although our forward-looking statement reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as "believes," "expects," "hopes," "may'" "will," "plan," "intends," "estimates," "could," "should," "would," "continue," "seeks," "pro forma" or "anticipates," or other similar words (including their use in the negative), or by discussions of future matters such as the development of new products, technology enhancements, possible changes in legislation and other statements that are not historical. These statements include but are not limited to statements under the captions "Business," and "Management's Discussion and Analysis" as well as other sections in this report. You should be aware that the occurrence of any of the events discussed under these headings and elsewhere in this Annual Report could substantially harm our business, results of operations and financial condition. If any of these events occurs, the trading price of our common stock could decline and you could lose all or a part of the value of your shares of our common stock.

The cautionary statement made in this Annual Report are intended to be applicable to all related forward looking statement wherever they may appear in this Annual Report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report.

PART I

DESCRIPTION OF BUSINESS

About MultiCell Technologies, Inc.

MultiCell Technologies, Inc., (MultiCell) was incorporated in Delaware on April 28, 1970 as "Exten Ventures, Inc". It operates two subsidiaries, MCT Rhode Island Corp. ("MCT") and Xenogenics Corporation ("Xenogenics"). As used herein, the "Company" refers to MultiCell, together with MCT and Xenogenics. Effective April 1, 2004, we changed our name from Exten Industries, Inc. to MultiCell Technologies, Inc. Our principal offices are at 55 Access Road, Suite 700, Warwick, RI 02886, (401) 738-7560.

We are a global leader in producing immortalized human liver cells (hepatocytes). Our intellectual property portfolio positions us as a leader in the creation of highly functional, immortalized, non-tumorigenic human hepatocyte cell lines. Our proprietary human cell lines are ideal for developing highly predictive, high throughput drug discovery assays and enable innovative clinical approaches for treating a variety of liver-related diseases. We believe we are unique due to our understanding of the function, engineering and culturing of liver cells.

We believe we are differentiated by: 1) our understanding of the function and manipulation of the liver cell and 2) our understanding of stem cells, cell therapy and cell transplantation. Our intellectual property portfolio positions us for use of non-tumorgenic immortalized mammalian hepatocytes for treating liver disease. We have established a worldwide reputation as a source of licensed immortalized liver cell lines. The Company is developing cell-related technologies and products to treat a variety of liver diseases and has identified four clinically relevant applications for its cell-based products:

•	Drug Discovery - High throughput screening assays for drug discovery, lead optimization, and pharmacogenomic studies
•	Stem cells and cell transplantation to treat metabolic liver deficiencies
•	Cellular component of liver assist devices used to treat patients suffering from acute and chronic liver failure
•	Production of natural therapeutic plasma proteins.

Merger: An agreement of merger between Exten Industries, Inc. (parent) and MultiCell Technologies, Inc (subsidiary) was entered into on March 20, 2004. From and after the effective time, the separate existence of the subsidiary ceased and all its assets, property, rights and powers, as well as all debts due it, were transferred to and vested in the parent as the surviving corporation. The name by which the surviving corporation is known is MultiCell Technologies, Inc.

Hepatocytes: According to a recent Bain and Company study, it costs approximately $1.7 billion to discover, test and launch a new drug. In spite of this large investment of time, effort and money, drugs continue to be withdrawn from human clinical trials and the commercial market. Bain and Company estimate that failures or U.S. Federal Drug Administration ("FDA") rejections of new drug applications due to unanticipated toxicity and/or drug-drug interactions costs the pharmaceutical industry about $2 billion each year. According to the FDA, a ten percent improvement in predicting failures before clinical trials could save a pharmaceutical company $100 million in development costs per drug.

Most drugs that enter the body are metabolized by liver cells called hepatocytes. Unfortunately, the overall disposition of the drug may vary from patient to patient because of genetic and environmental factors. These factors affect drug metabolism and drug transport and may lead to unforeseen adverse drug reactions and/or altered metabolism and clearance of the drug itself.

There is an urgent need for highly predictive, high-throughput cell-based models to identify the impact of genetics on what the body does to the drug and what the drug does to the body. Although primary human hepatocytes are used to screen for potential toxicities and drug-drug interactions, their expense, limited supply, variable quality, and rapid loss of functions in culture may prohibit the routine use of these cells during the early stages of drug development.

MultiCell's immortalized human hepatocyte cell lines have demonstrated the ability to replace the continuous need for primary cells for many absorption, distribution, metabolism, excretion and toxicity (ADME/tox) applications. Expanded from our cell banks, our cell lines have significant cost and quality control advantages over primary cell sources. Our proprietary hepatic cell lines radically differ from other liver cell lines in that they are non-tumorigenic yet regenerate while maintaining liver function. A prolific cell without liver function is of little value. Our cell lines provide a consistent and functional resource for drug discovery and toxicology research, and can also be clinically utilized for cell-based therapies to supplement liver function and regeneration.

The Company is developing new cell lines to better model the impact of genetic differences on drug disposition. We envision that validated cell lines will be incorporated into medium-to-high throughput assays to economically and rapidly identify potential adverse drug reactions prior to expensive clinical studies.

Liver Stem Cell and Other Stem Cell Programs:

In December 2003, we acquired the exclusive worldwide rights to US Patent # 6129911, for Liver Stem Cells. This patent, which was filed by the Company's Senior Vice President and Chief Science Officer Dr. Ronald Faris, involved methods for the identification and extraction of stem cells from adult liver tissue.

Stem cells have two overall characteristics:

•	Cells developed from stem cells produce all the kinds of mature cells making up the particular organ or tissue; and.
•	They are multi- or pluripotent and self renew- that is, other cells developed from stem cells are themselves new stem cells

Stem cells are known to or thought to exist for many systems of the human body, including the blood and immune system, cardiovascular, the central and peripheral nervous systems and the liver, pancreas endocrine, and the skin systems. These cells are responsible for organ regeneration during normal cell replacement or after trauma to a specific organ.

It is our goal to obtain broad patent protection on liver stem cell technology followed by diversification into other stem cell fields such as cardiovascular and pancreatic stem cell technologies. We continue to advance our internal research programs to characterize the liver stem and/or progenitor cells. Liver stem cells may be useful in the treatment of diseases such as hepatitis, liver failure, blood-clotting disorder, cirrhosis of the liver and liver cancer. Our adult stem cell (ASCs) technology has two distinct advantages over embryonic stem cells (ESCs): 1) its non-controversial, non-fetal origin and 2) it has no animal protein contamination.

Liver Assist Device: Xenogenics, our majority-owned (56.4%) subsidiary, owns all of the rights to the Sybiol® synthetic bio-liver device, for which notice of allotment for a United States patent has been issued. The Sybiol "artificial liver" is intended to act as a substitute liver for a patient whose own liver is healing from injury or disease or for use as an artificial liver "bridge" for transplant patients awaiting a donor organ. The device may also be used to assist and improve the quality of life for patients with chronic liver disease or episodic liver trauma. The key to our device, or other devices attempting to gain approval, is the functionality of the cells. The Company plans to use its proprietary immortalized human hepatocytes to catalyze the Sybiol. The Company will need to demonstrate sufficient process controls to meet strict standards for a complex medical system. This means the cell production facility will need to meet the same standards as those pertaining to a pharmaceutical company. The cells may be produced in our own facility, or by a manufacturing partner with the requisite skills and equipment that meets FDA requirements. Both the device and the cells will require FDA approval. The Company has not yet filed a plan to initiate clinical trials for the Sybiol device with the FDA.

Xenogenics has not generated any revenues. We currently estimate that we will need approximately $500,000 to $750,000 to validate the Sybiol through large animal testing.

Xenogenics is currently owned as follows:

MultiCell Technologies, Inc.	56.4%
Kestrel Equity Partners, Ltd.	21.7%
Jack Schaps	12.5%
W. Gerald Newmin	8.0%
Others	1.4%

Total	100.0%

Biopharmaceutical Background: Our technology offers potentially significant competitive advantages in the development and commercialization of products. MultiCell's liver cell technology can be used to produce biopharmaceutical products that may demonstrate enhanced biological properties and prove to be potentially more efficacious and less toxic than products derived from other cell production systems. The technology may be well suited for the production of certain human viruses that cannot be produced efficiently at present using alternative technologies. From a production perspective, our technology offers the ability to manufacture biopharmaceutical products in large volumes, which may speed the production process and reduce manufacturing costs.

Biopharmaceutical products are therapeutic products produced by means of biological production systems. Bacteria and yeast initially were used to produce the first generation of human biopharmaceutical products. The first available human cell-based production systems employed human cells that spontaneously acquired the ability to divide for finite periods of time. These include the MRC-5 and WI-38 cell lines, which were both created from human lung tissue. These cell lines have been successfully used to produce a number of human vaccines (rubella, mumps, measles, rabies and hepatitis A). The latest state-of-the-art technology encompasses the use of human immortalized cells. Normal human cells that are purposely engineered to grow indefinitely in culture. The immortalized cell and its progeny are called a "cell line." To our knowledge four such cell lines have been created: MultiCell liver cell e.g. Fa2N-4, PER.C6, 293 and 911, which have been used for research and development of vaccines, antibodies and proteins. In addition, various animal derived cell lines are used for proteins (e.g. CHO) and vaccines (e.g. MDCK, VERO).

We believe that our technology provides a unique manufacturing system that consists of a human cell line that can be used to produce a variety of biopharmaceutical products. We developed the MultiCell liver cell technology from a single source of healthy, human liver cells in a documented manner. The cell line has been successfully adapted to grow without the need for serum supplementation. There are two areas in which our technology can be used currently:

Therapeutic Proteins: MultiCell's technology can be used as a production system for developing and manufacturing antibodies or proteins by inserting DNA encoding for a particular protein into liver cells. These modified liver cells will grow further and secrete the desired antibody or protein, which can then be used for pre-clinical research or developed for therapeutic proteins.

Unique Liver Proteins: A number of therapeutic plasma proteins are naturally made and secreted by mammalian hepatocytes. The Company's immortalized hepatocytes are producing several therapeutic proteins in culture that have immediate value in the commercial markets. A partial list of these proteins includes albumin, a-1-antitrypsin, blood clotting factors, and transferrin. Several of these proteins require liver specific processing for full biological activity. The Company believes that it will be able to "scale-up" production of its cell lines.

We believe that our technology has the following key advantages over current bio-manufacturing systems:

•	Human-based. We believe that antibody and protein products based on the human-based liver cell technology will demonstrate enhanced biological properties making them potentially more efficacious.
•	High Yields. MultiCell's technology potentially offers a system for high yield, large-scale biopharmaceutical product production with proper posttranslational modification.
•

Scalability in Serum-free Conditions. MultiCell's cells can be cultured in its proprietary serum-free medium. The use of a serum-free medium also offers the potential to significantly improve the purification of biopharmaceuticals produced using our technology. The absence of animal proteins will also accelerate regulatory approval.

About Our Revenues

In August 2003 we signed an exclusive manufacturing and distribution license agreement for two of our cell lines with XenoTech, LLC. The agreement is for seven years with minimum royalties of $18 million due the Company in order for XenoTech to maintain exclusivity. XenoTech was founded in 1994 by Andrew Parkinson, Ph.D. to study drug metabolism. XenoTech provides products and contract research services to optimize discovery, development and approval of new drugs and has an established sales and marketing organization to the global pharmaceutical industry.

In early 2003, we signed a 15-year non-exclusive license agreement with Pfizer, Inc. for further research use of our two cell lines.

Our research and development has also been funded by the National Institute of Health ("NIH"), Small Business Innovative Research ("SBIR") and other grants, as well as direct investment.

Patents and Proprietary Technology

Our success depends in part, on intellectual property protection and the ability of our licensees, to preserve those rights.

We rely on certain licenses granted to us by Rhode Island Hospital and others. We also rely on trade secrets and proprietary know how unprotected by patents, that we protect, in part, by confidentiality agreements. It is our policy to require our employees, board of directors, consultants, licensees, outside contractors and collaborators, scientific advisory board members and other advisors to execute confidentiality agreements upon the commencement of their relationships with us. These agreements provide that all confidential information made known to the individual in the course of the individual's relationship with the Company be kept as confidential and not be disclosed to third parties except in specific limited and agreed upon circumstances. We also require signed confidentiality or material transfer agreements from any company that is to receive our confidential information. In the case of employees, consultants and contractors, the agreements generally provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of the Company. There can be no guarantee that these agreements will not be violated or that we would have adequate remedies for such violation or that our trade secrets or proprietary know-how will not become known by or independently developed by competitors.

Any proprietary protection that our Company can obtain and maintain will be important to our business. The Company has an exclusive, long-term license agreement with Rhode Island Hospital for use of the following patents owned by the Hospital related to liver cell lines and Liver Assist Devices (LADs):

US Patent #6,017,760, Isolation and Culture of Porcine Hepatocytes, expires October 9, 2015;
US Patent #6,107,043, Immortalized Hepatocytes, expires February 8, 2019;
US Patent #5,043,260, Perfusion Device for Hepatocytes, expires August 27, 2008;
US Patent #4,795,459, Implantable Prosthetic Device (Endothelial) expires January 3, 2006;
US Patent #6129911, Liver Stem Cell, expires October 10, 2017

Once we have begun to generate revenues and pay royalties, the annual license fee structure does not apply. We will pay a 5% royalty until we pay Rhode Island Hospital an aggregate of $550,000. After that, the royalty percentage decreases to 2% for the life of the patents.

Xenogenics was notified by the United States Patent and Trademark Office on November 3, 2003 that its patent application for an "Artificial Liver Apparatus And Method", the Sybiol® Synthetic Bio-Liver Device, will be allowed. The Sybiol® trademark is registered in the United States Patent and Trademark Office, number 2,048,080.

In December of 2003, we acquired the exclusive worldwide rights to US Patent # 6129911, for Liver Stem Cells from Rhode Island Hospital.. We agreed to pay an annual license fee of $20,000 for the first three years of the agreement and $10,000 per annum thereafter until a product is developed. Once a product is developed, if ever, the annual license fee will end and we will pay Rhode Island Hospital a 5% royalty on net sales of any product we sell covered by the patent until we pay an aggregate of $550,000 in royalties and a 2% royalty thereafter until the expiration of the patent.

Need for Government Approval

The use of immortalized hepatocytes for drug discovery purposes does not require FDA approval. However, some of our products will be subject to regulation in the United States by the FDA and by comparable regulatory authorities in foreign jurisdictions. The Sybiol synthetic bio-liver device will be classified as a "biologic" regulated under the Public Health Service Act and the Food, Drug and Cosmetic Act. The use of human immortalized liver cells for this application will also be regulated by the FDA. Development of a therapeutic product for human use is a multi-step process. First, animal and in vitro testing must establish the potential safety and efficacy of the experimental product for a given disease. Once the product is found to be reasonably safe and potentially efficacious in animals, suggesting that human testing would be appropriate, an Investigational New Drug ("IND") application is submitted to the FDA. FDA approval, which may in some circumstances involve substantial delays, is necessary before commencing clinical investigations in humans. Clinical investigations can take many years. We have not yet begun the regulatory approval process for our Sybiol® biosynthetic liver device with the FDA. We may, when adequate funding and resources are available, begin the approval process. If we are able to validate the device design, then we currently plan to find a partner to take the project forward. Before human studies may begin, the cells provided for the system will be subjected to the same scrutiny as the Sybiol device. We will need to demonstrate sufficient process controls to meet strict standards for a complex medical system. This means the cell production facility will need to meet the same Good Manufacturing Practice ("GMP") standards as those pertaining to a pharmaceutical company.

Research and Development

In fiscal year 2004, our Company spent $804,761 on improving the function of our cell lines. Product development costs during fiscal year 2003 were $482,309. These efforts have been towards improving the functionality of our immortalized hepatocytes, introducing products utilizing these cells, and expanding our intellectual property base. Improvements in the function of our immortalized hepatocytes will open more markets and expand the usage in the current markets for our cells.

Competition

We are engaged in businesses characterized by extensive research efforts, rapid technological change, and intense competition. A number of companies are pursuing the development of immortalized liver cells, adult stem cells, artificial liver devices and protein production.

Hepatocytes: There appears to be only one real non-academic competitor in the immortalized hepatocyte business , and none in the non-tumorigenic immortalized hepatocyte business.

Amphioxis Cell Technologies, Inc., which is focused on the sale of immortalized hepatocytes. The cells they are promoting are based on a cell line developed from a hepatoma (cancerous liver tumor).

Stem Cells: A number of companies are attempting to develop therapeutic products based on stem cells. Cell therapy, the use of cells in treatment of medical disorders, with or without traditional therapies, can be as simple as a blood transfusion or as exciting as the promise of stem cell transplants or therapies. The Company has a patent on a non-embryonic stem cell, which differentiates us from fetal stem cells that have been plagued by ethical and contamination issues. Human stem cells can develop and differentiate into all cells and tissues in the body. As such, they are a potential source for the manufacture of replacement cells and tissues for organ repair applications in chronic diseases.

Competition in the stem cell arena ranges from academic institutions to public companies in a variety of stem cell areas. Some of the public and private companies include, but are not limited to the following:

Geron Corporation: Geron is focused on developing and commercializing therapeutic and diagnostic products for cancer based on a telomerase technology, and cell-based therapeutics using human embryonic stem cell technology. Telomerase is an enzyme that is expressed in nearly all cancer cells, but not in most normal cells. Geron's goal is to kill cancer cells in which telomerase is abnormally expressed by inhibiting or targeting telomerase, and to diagnose cancer by measuring telomerase activity.

Cryo-Cell International, Inc.: Cryo-Cell is primarily focused on the processing and cryopreservation of umbilical cord (U-Cord®) stem cells for family use.

StemCells, Inc.: Stem Cells is engaged in the discovery and development of adult stem cells to treat diseases of, or injury to, the central nervous system (CNS), liver and pancreas. The company is among the most advanced in pursuing stem cell therapies, and uses a proven search engine to isolate rare stem cells (cells that can produce all of the types of mature cells of an organ and can also self-renew) and progenitor cells (cells that come from stem cells, can still produce one or more types of mature cells in an organ, but do not self renew) from human tissues. To date, StemCells has found the human neural stem cell and has filed patent applications on candidate human liver- and pancreas-derived cells.

PharmaFrontiers Corp.: PharmaFrontiers is a commercialization driven biotechnology company that develops autologous cellular therapies for the treatment of multiple sclerosis, congestive heart failure, and diabetes. The company is focused on autologous cellular therapy applications based on its proprietary stem cell and T-cell vaccination technologies.

Aastrom Biosciences: Aastrom is developing and commercializing proprietary adult bone marrow stem cell based products for regenerative medicine.

Vesta Therapeutics Inc.: Vesta is a privately held company developing cell therapeutics for liver repair and regeneration. The company's technology is centered on the isolation, expansion, and cryopreservation of liver cells (human hepatocytes) obtained from organ donor livers that are not suitable for whole organ transplantation.

Liver Assist Devices: Competitors in various stages of development of liver assist devices include:

Gambro: Gambro acquired the business of Teraklin AG, Germany, and is expanding its intensive care business into the extracorporeal treatments for liver support. Teraklin develops, manufactures and markets a liver filtering system utilizing albumin to remove toxic substances for the treatment of acute liver failure. Teraklin's product line will be integrated into Gambro Renal Products' renal intensive care business. The system would appear to have use in critically ill patients as a bridge to transplantation.

Arbios Systems, Inc.: Arbios is a biomedical device company that, through its wholly-owned subsidiary, Arbios Technologies, Inc., is engaged in the discovery, acquisition and development of proprietary liver assist devices and new technologies useful in the diagnosis and treatment of acute liver failure. Arbios' products in development include SEPETTM, a novel blood purification therapy employing selective plasma filtration therapy, HepatAssist-2TM, a bioartificial liver based on technology acquired from Circe Biomedical, Inc., and LIVERAIDTM, a bioartificial liver in which liver cell therapy and sorbent-based hemodiafiltration are integrated in the company's proprietary three-compartment cartridge with fiber-in-fiber geometry.

Hepalife, Inc.: Hepalife is a Canadian firm that is developing, under a recently extended research contract, a porcine cell line that it believes will have application in a liver assist device. They do not have a commercially available product.

VitaGen (formerly Hepatix): VitaGen was acquired by Vital Therapies, Inc. after declaring bankruptcy. We believe they hope to restart their clinical trial program at some point in the future.

In Europe, Braun Inc. has demonstrated interest in supporting the development of a complicated and sophisticated hollow fiber device, which has already been used to treat two patients.

To our knowledge, there is no approved affordable mass produced live-cell bio-artificial liver device currently available on the global market. Our device is intended to closely replicate human liver functions and not just to function as a blood-cleaning device. We believe that the differences in design between existing products and the Sybiol device will result in the Sybiol device, should it receive FDA approval, to achieve substantial commercial success.

Therapeutic Proteins: There are numerous companies utilizing recombinant technology to produce therapeutic proteins, including but not limited to, Baxter, Amgen, and Genentech; however, only two companies have recently introduced novel technology to scale up protein production. These Companies are:

CruCell: Crucell has developed three proprietary technologies to develop a range of biological products, or "biologics". These include (1) PER.C6® technology, which uses a human cell line for the production and large scale manufacturing of recombinant proteins and vaccines, (2) AdVac® technology, which is used with PER.C6® technology to develop novel recombinant vaccines, and (3) MAbstract® technology, for isolation of target-specific antibodies. Each technology has proven to be highly versatile and can be used in diverse fields of biomedicine. Within Crucell, these technologies are utilized to discover, develop and produce vaccines and antibodies for the prevention and treatment of infectious diseases.

GlycoFi: GlycoFi has engineered a variety of different yeast strains, each producing proteins with one specific patterns of glycosylation. Certain protein glycoforms are known to confer greater therapeutic efficacy than others. Once the proper glycoform of a protein has been isolated and validated, the same strain that produced the protein in research quantities can be used in a large-scale production process. This is a novel yet unproven technology.

Employees

As of February 25, 2004 we had seven full-time employees and two part-time employees.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

We have a history of losses and may never become profitable.

Since we commenced operations on April 28, 1970, we have incurred a substantial accumulated deficit. As of November 30, 2004, our accumulated deficit was $20,687,122. Our losses have primarily resulted from significant costs associated with the research and development relating to our cell line and other operating costs. We expect that we will continue to incur net losses until we are able to generate sufficient operating revenues to support expenditures. However, we may never generate positive cash flow or sufficient revenue to fund our operations and we may never attain profitability.

If we do not obtain adequate financing to fund our future research and development and operations, we may not be able to successfully implement our business plan.

We have in the past increased, and plan to increase further, our operating expenses in order to fund higher levels of product development, undertake and complete the regulatory approval process, and increase our administrative resources in anticipation of future growth. We will increase our administrative resources to support the hiring of additional employees that will enable us to expand our research and product development capacity. We intend to finance our operations with revenues from royalties generated from our license agreement with XenoTech, by selling capital stock to investors (such as our recently completed $4 million private placement with Mercator Advisory Group and its affiliated funds), through new strategic alliances, and by acquiring or merging with companies that generate revenues and positive cash flows and use such cash flows and continuing to use our common stock to pay for consulting and professional services.

We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures. We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional equity securities, debt financing and/or the sale or licensing of our technologies. We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources. Although we recently raised gross proceeds of $4 million in a private placement, we do not have any binding commitment with regard to future financing. If adequate funds are not available or not available on acceptable terms, we may be unable to fund expansion, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

If we finance our operations by acquiring other companies using our common stock, the issuance of such shares could adversely affect our stock price and dilute your ownership percentage.

If we acquire profitable, revenue generating companies as a means of financing our operations, we will likely need to issue a substantial number of shares of our common stock to do so, which would dilute the percentage ownership of our other shareholders and may adversely affect the price of our stock.

If our ownership interest in Xenogenics continues to decline, the value of your investment in our company could be adversely affected.

During the past several years our ownership interest in Xenogenics has decreased from 100% in 1997 to the current 56.4%. The decrease in our ownership percentage is due to our having sold equity in Xenogenics in an effort to raise capital to fund Xenogenics' continuing research and development and operations. As part of the prior offering of Xenogenics' equity, there remains outstanding 211,566 options to purchase common stock of Xenogenics, which, assuming the exercise of all options, would reduce our ownership percentage in Xenogenics to 53.4%.

Although we do not have any future plans to sell any additional equity in Xenogenics, circumstances may arise in which the sale of equity in Xenogenics is the only way we can raise the capital necessary to keep Xenogenics operational. The sale of additional equity in Xenogenics could adversely affect the value of your investment in our common stock.

We have not yet begun the regulatory approval process for our products with the Food and Drug Administration (the "FDA").

If we do not obtain governmental approvals for some of our products, we will be unable to market them.

Under FDA rules, we are required to obtain scientific data to support any health claims regarding human use that we make concerning our products. We will not be able to commercialize our products until we complete clinical testing, have acceptable clinical trial results and receive regulatory approval from the FDA and foreign regulatory authorities, as appropriate. The FDA and other regulatory authorities require that the safety and efficacy of a biologic product be supported by results from adequate and well-controlled clinical trials before approval for commercial sale with respect to use for humans. If the results of the clinical trials of our products do not demonstrate that they are safe and effective, we will not be able to submit to the FDA relevant applications for pre-market approval. Further, the results of pre-clinical testing and initial clinical trials do not necessarily predict how safe and effective a product will be when it is evaluated in large-scale advanced clinical trials. It is possible that unacceptable side effects may be discovered at any time. A number of companies have suffered significant setbacks in advanced clinical trials, despite promising results in earlier trials. Even if we believe the clinical trials that we conduct demonstrate the safety and efficacy of a product, the FDA and other regulatory authorities may not accept our assessment of the results. The process of obtaining regulatory clearances or approvals is costly, uncertain and time-consuming.

We may experience difficulties in the introduction of some of our products that could result in our having to incur significant unexpected expenses or delay the launch of such products.

We cannot predict the duration or success of any pre-clinical and clinical trials that we undertake. The rate of completion of the clinical trials for our products will depend on many factors, including obtaining adequate clinical supplies and the rate of patient recruitment. Patient recruitment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, and the eligibility criteria for patients who may enroll in the trial. We may experience increased costs, program delays, or both, if there are delays in patient enrollment in the clinical trials.

Because we are significantly smaller than many other medical technology companies, we may be at a competitive disadvantage if such companies introduce products that are similar to ours.

Most of the other medical companies that could be potential competitors have greater capital resources, more significant research and development programs and facilities, and greater experience in the production, marketing and distribution of medical products than we do. There are a number of companies attempting to develop a liver assist device system, as well as related cells. Our ability to compete effectively could be adversely affected if one of the more established companies that can devote significant resources to the development, sale and marketing of its products, develops a product that achieves commercial success.

If we do not successfully manage future growth, our ability to complete production of our products according to our current schedule may be adversely affected.

If we are unable to manage our anticipated future growth effectively with its resulting increases in operating, administrative, financial, accounting and personnel systems, our ability to complete production of our products on schedule could be adversely affected.

Our highly volatile stock price and trading volume may adversely affect the liquidity of our common stock.

The market price of our common stock, as well as the market prices of securities of companies in the biotechnology sector generally, has been highly volatile and is likely to continue to be highly volatile. For example, the market price of our common stock traded as high as $1.16 per share during October of 2003 up from $0.06 six weeks earlier, and increased 150% in one day following the announcement of our agreement with Pfizer. While the reasons for the volatility of the market price of our common stock and its trading volume are sometimes unknown, in general the market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	Announcements of technological innovations or new commercial products by us or our competitors;
•	Publicity regarding actual or potential clinical trial results relating to products under development by us or our competitors;
•	Our financial results or that of our competitors;
•	Announcements of licensing agreements, joint ventures, strategic alliances, and any other transaction that involves the sale or use of our technologies or competitive technologies;
•	Developments and/or disputes concerning our patent or proprietary rights;
•	Regulatory developments and product safety concerns;
•	General stock trends in the biotechnology and pharmaceutical industry sectors;
•	Economic trends and other external factors, including but not limited to, interest rate fluctuations, economic recession, inflation, foreign market trends, national crisis, and disasters; and
•	Health care reimbursement reform and cost-containment measures implemented by government agencies.

These and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. The volatility of our common stock could cause you to lose a substantial portion of your investment if you purchased your shares at the higher end of the volatility.

Our common stock is subject to penny stock regulation, which may affect its liquidity.

Our common stock is subject to regulations of the Securities and Exchange Commission (the "Commission") relating to the market for penny stocks. Penny stock, as defined by the Penny Stock Reform Act, is any equity security not traded on a national securities exchange or quoted on the Nasdaq National Market or SmallCap Market that has a market price of less than $5.00 per share. The penny stock regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. The broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures, including the actual sale or purchase price and actual bid offer quotations, as well as the compensation to be received by the broker-dealer and certain associated persons. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit your ability to sell your securities in the secondary market.

The exercise of outstanding options and warrants, the conversion of outstanding Series I convertible preferred stock and debt and the issuance of additional options, warrants, preferred stock and convertible debt may adversely affect our stock price and your percentage ownership.

Our success depends significantly upon proprietary technology.

We rely on a combination of intellectual property laws, licensing agreements, non-disclosure agreements and other contractual provisions to establish, maintain and protect our proprietary rights, all of which afford only limited protection. The Company has exclusive rights to use several patents and one patent pending for various cell lines and one prosthetic device. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to infringe aspects of our products or services or to obtain and use information that we regard as proprietary. We will monitor the situation and, if warranted, we are ready to file a complaint and take whatever action we deem necessary to protect our intellectual property rights.

Item 2. DESCRIPTION OF PROPERTY

MultiCell Technologies

Warwick, Rhode Island. MultiCell leases approximately 2,700 square feet of space in an office building located at 55 Access Rd., Warwick, RI 02886. The lease for the facility in Warwick requires aggregate monthly payments of $4,863 and continued through July 31, 2004. The Company has operated on a month-to-month lease since August 1, 2004. The Company is currently negotiating a new lease for larger facilities.

Arizona. As of November 30, 2002, we owned 202 undeveloped lots in the Grand Canyon Development in Valle, Arizona, approximately 70 miles south of the Grand Canyon that were acquired by prior management as a tangible asset. We currently have no policy of acquisition of land for capital gain or income. We are currently in arrears on back taxes and interest in the amount of $177,000. Presently, we plan to deed 194 lots to the State of Arizona, following which we will have no obligation or liability with respect to such lots. The State has not given us a date yet when deeding can be executed. Since we have paid taxes within the last five years on eight of the lots, Arizona law prohibits us from deeding these lots back to the state and we therefore intend to sell them as soon as possible. Our obligation with respect to such lots is approximately $912.

MCT. Rhode Island Corp and Xenogenics

Our two subsidiaries share the corporate facility in Warwick, Rhode Island that houses administration, research, development and manufacturing of human cells and cell lines. We are currently considering potential new sites for our operations.

Item 3. LEGAL PROCEEDINGS

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol MUCL.OB. Our stock is considered penny stock and is, therefore, subject to the Securities Enforcement Remedies and Penny Stock Reform Act of 1990. Penny stock is defined as any equity security not traded on a national stock exchange or quoted on NASDAQ and that has a market price of less than $5.00 per share. Additional disclosure is required in connection with any trades involving a stock defined as a penny stock (subject to certain exceptions), including the delivery, prior to any such transaction, of a disclosure schedule explaining the penny stock market and the associated risks. Broker-dealers who recommend such low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchase and receive the purchaser's written consent prior to the transaction.

The table below gives the range of high and low bid prices of our common stock for the fiscal years ended November 30, 2004 and November 30, 2003 based on information provided by the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without mark-up, mark-down or commissions and may not necessarily represent actual transactions or a liquid trading market.

Fiscal Year Ended November 30, 2004
	High	Low
First quarter	$.74	$.49
Second quarter	$.56	$.27
Third quarter	$.33	$.19
Fourth quarter	$.27	$.18

Fiscal Year Ended November 30, 2003
	High	Low
First quarter	$.09	$.05
Second quarter	$.08	$.05
Third quarter	$.12	$.09
Fourth quarter	$1.16	$.09

No cash dividends have been paid on MultiCell Common Stock for the 2004 and 2003 fiscal years and no change of this policy is under consideration by the Board of Directors.

The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our Company's earnings, financial requirements, and opportunities for reinvesting earnings, business conditions, and other factors. There are otherwise no restrictions on the payment of dividends. The number of registered shareholders of record of our Company's common stock on January 21, 2005 was approximately 1,249.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

MultiCell Technologies, Inc. (the "Company") (OTCBB-MUCL) is a global leader in producing immortalized human liver cells (hepatocytes). Based on our liver technology, the Company intends to develop therapeutic products for the treatment of liver disease and other diseases.

In August, 2003, MultiCell signed an exclusive sales, manufacture and distribution agreement for the use of two of its cell lines by XenoTech, an unrelated party. The agreement, which is for a term of seven years, required XenoTech to make an initial non refundable payment of $800,000 to MultiCell in August 2003. This payment represented consideration for and a guarantee of Nosan's (XenoTech's distributor) right of first negotiation for distribution rights for the Asia Pacific Rim, should MultiCell successfully complete the development of its cell lines for the production of proteins, other cellular constituents and or drug like molecules. Additional consideration under the August 2003 agreement included a $700,000 royalty prepayment. This prepayment is an advance against the minimum royalty payment of $800,000 for the first royalty period, which was 16 months, culminating on November 30, 2004. The subsequent 5 royalty periods will be 12 months and the last royalty period will be 8 months. XenoTech must bear all the costs for its manufacturing and sales activities and make specified minimum periodic royalty payments that total $18 million over the 7 year term of the agreement to maintain distribution exclusivity. The agreement requires XenoTech to make royalty payments to MultiCell of 17.5% of net sales for the direct sale of its cells and 34% of net sales derived from any sublicense agreement. XenoTech has distribution agreements with numerous companies for a variety of pharmaceutical and laboratory products and also performs contract research for pharmaceutical companies. These services position XenoTech to distribute our cell lines. They utilize direct sales presentations, telemarketing, and direct mail to promote and sell our cells. Additionally, since XenoTech has a number of respected scientists and have developed compelling efficacy data for our cells, they frequently give presentations at conferences that help develop sales leads.

Even with the agreement with XenoTech, we have operated and will continue to operate by minimizing expenses. Our largest expenses relate to personnel and meeting the legal and reporting requirements of being a public company. By utilizing consultants whenever possible, and asking employees to manage multiple responsibilities, operating costs are kept low. Additionally, a number of employees and our Board of Directors receive Company stock in lieu of cash as all or part of their compensation to help in the effort to minimize monthly cash flow.

We intend to gradually add scientific and support personnel. We want to add specialists for our key research areas. These strategic additions will help us expand our product offerings leading us to additional revenues and profits. Of course as revenues increase, administrative personnel will be necessary to meet the added workload. Other expenses, such as sales and customer service, will increase commensurate with increased revenues. The Company's current research and development efforts focus on development of future cell line products and redesign of existing products. Due to the ongoing nature of this research, we are unable to ascertain with certainty the total estimated completion dates and costs associated with this research. As with any research efforts, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance the Company's market position. Company sponsored research and development costs related to future products and redesign of present products is expensed as incurred. For the years ended November 30, 2004 and 2003, research and development costs were $804,761 and $482,309, respectively. Research and development costs are expensed as incurred and include such costs as salaries, employee benefits, costs determined utilizing the Black-Scholes option-pricing model for options issued to the Scientific Advisory Board, and supplies.

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

Research and Development - Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred. Such costs are offset by proceeds from research grants.

License Agreements - costs incurred to obtain license agreements are capitalized and amortized on a straight-line basis over the term of the respective agreement.

Revenue Recognition - The Company's revenues have been generated primarily from contractual research and royalties on the license for the sale of cells through its sale and distribution agreement with XenoTech LLC ("XenoTech"). Management believes such sources of revenue will be part of the Company's ongoing operations. In recognizing revenues the Company applies the guidance provided by SEC Staff Accounting Bulletin Topic 13, "Revenue Recognition" ("Topic 13"). Under the provisions of Topic 13, the Company recognizes revenue from commercial and government research agreements as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable and the collection of the contracted amounts is probable. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. Deferred revenues associated with services expected to be performed within the 12-month period subsequent to the balance sheet date are classified as current liabilities. Deferred revenues associated with services expected to be performed at a later date are classified as non-current liabilities.

Stock-Based Compensation - Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" provides for the use of a fair value based method of accounting for stock-based compensation. However, SFAS 123 has allowed an entity to continue to measure compensation costs related to stock and stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees." Entities electing to continue to use the intrinsic value method must make pro forma disclosures of net income or loss and earnings or loss per share as if a fair value method of accounting had been applied. The Company has elected to continue to account for its stock-based compensation to employees under APB 25. In accordance with the provisions of SFAS 123, all other issuances of common stock, stock options, warrants or other equity instruments to employees and non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Generally, the fair value of any options, warrant or similar equity instruments issued will be estimated based on the Black-Scholes option pricing model. SFAS123 has been significantly revised as explained below.

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

RECENT ACCOUNTING PRONOUCEMENTS

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 was effective for interim periods beginning after June 15, 2003. The Company does not believe this accounting pronouncement will have a material impact on the financial statements for fiscal 2005.

In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No.123(R)("SFAS 123R), "Share Based Payments", which amends SFAS 123 and will be effective for public companies that are small business filers for interim or annual periods beginning after December 15, 2005. The new standard will require us to expense employee stock options and other share-based payments. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153 "Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29". The guidance in Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions" ("APB 29") is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on our financial position and results of operations.

Results of Operations.

The following discussion is included to describe our consolidated financial position and results of operations. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Year Ended November 30, 2004, Compared to Year Ended November 30, 2003

Revenue. Total revenue increased to $759,925 for the fiscal year ended November 30, 2004 compared to $365,166 for the fiscal year ended November 30, 2003. The 2004 revenues are attributable primarily to the $800,000 license fee that is being recognized over the seven-year agreement period and the $800,000 minimum royalty recognized as royalty revenue over the 16-month period from the inception of the license and distribution agreement with XenoTech in August 2003. We have negotiated a license agreement with Pfizer allowing them to continue to use our cell lines for research now that the collaborative research project that took place in 2002 has been completed that also generated revenues in 2004 and 2003.

Operating Expenses. Total operating expenses increased to $2,750,146 for the fiscal year ended November 30, 2004, from $1,973,887 for the fiscal year ended November 30, 2003, representing an increase of $776,259. Research and development expenses increased in fiscal year 2004 by $322,452, primarily attributable to an increase in research activity, reduced by grant proceeds of $103,058, and the Company issuance of options to purchase 900,000 shares of the Company's common stock to its Scientific Advisory Board that had a fair value of $192,763. Selling, general and administrative expenses increased by $450,455 in the fiscal year 2004, primarily attributable to the cost associated with the issuance of stock purchase warrants and options to the Board of Directors and for other consulting services. Depreciation and amortization did not change materially in fiscal year 2004 from 2003.

Other Income (Expense). Interest expense for the fiscal year ended November 30, 2004 was $85,950, which represents a decrease of $119,194 from the fiscal year ended November 30, 2003. Amortization of debt discount for the year ended November 30, 2004 was $60,368, representing a decrease of $190,983 from the fiscal year ended November 30, 2003. These decreases were attributable to a reduction in the outstanding debt through payments and conversions of convertible notes and accrued interest into the Company's common stock. Interest income for the fiscal year ended November 30, 2004 was $59,141 as compared to $63,971 in the prior fiscal year.

Net loss. Net loss for the fiscal year ended November 30, 2004, was $1,738,996 compared to a net loss of $1,984,053 for the prior year, representing a decrease in net loss of $245,057. The decrease in the net loss for the fiscal year ended November 30, 2004 was attributable to an increase in revenue, and the recognition of a reversal of a note receivable valuation allowance in the amount of $305,000, offset by an increase in research and development expenses and the costs of the issuance of stock purchase warrants and options to the Board of Directors and for financial consulting services. The net loss applicable to common stockholders for the fiscal year ended November 30, 2004 included a one-time non-cash charge of $1,721,144 due to the beneficial conversion feature attributable to the difference between the purchase price and the fair value of the common stock to which the Series I preferred stock issued in July 2004 is convertible.

Liquidity and Capital Resources.

The Company's cash needs have been managed primarily through the issuance of debt or equity instruments. During the fiscal year ended November 30, 2004, we had a net loss of $1,738,996. At November 30, 2004, we had cash of $1,311,879. As a result primarily of the inclusion of non-cash charges for consulting and services paid through the issuance of common stock and options and warrants with a fair value of $1,229,092 and depreciation and amortization of property and equipment and a license agreement of $169,739, net of the effects of deferred income of $654,349 recognized in revenue, our cash used in operating activities totaled $1,454,986. During the fiscal year, we were able to issue preferred stock for aggregate proceeds, net of issuance costs of $1,714,149, make net repayments of loans of $202,500, convert other notes and accrued interest of $594,406 to common stock and receive proceeds of $215,710 from the exercise of options and warrants. As described in Note 15 of the financial statements, on February 10, 2005 the Company completed a private placement offering for $4,000,000, thereby substantially improving its liquidity.

Research Agreements

In October 2002, MultiCell Technologies was awarded a Phase I Small Business Innovation Research (SBIR) grant from the National Institutes of Health to study the production of therapeutic plasma proteins by immortalized, non-tumorigenic human hepatocytes. The aim of the SBIR award is to compare the function of MultiCell's hepatocyte-derived products to recombinant and plasma-derived therapeutic plasma proteins. The grant is for $139,314 and was completed in December 2004.

Notes Payable

During fiscal year 2004, the Company received a total of $78,500 from convertible promissory notes with interest accruing at 10% per annum. The principal and interest are payable from three to five years after the inception of the notes. The lenders may convert the principal and any unpaid interest due into the Company's common stock. The conversion prices vary from $.10 to $.20 per share. Additionally, the Company issued common stock warrants to the lenders exercisable at $.10 per share. However, the Company did not increase additional paid-in capital based on the fair value of the warrants or reduce the carrying value of the convertible promissory notes payable, because at the time of issuance, the fair value of the warrants was immaterial.

Item 7. FINANCIAL STATEMENTS

The full text of the Company's audited consolidated financial statements for the fiscal years ended November 30, 2004 and 2003 begins on page F-1 of this Report.

Item 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A. CONTROLS AND PROCEDURES

As of November 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and President who is also the Treasurer, and the CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management including the above, concluded that the Company's disclosure controls and procedures were effective as of November 30, 2004. The Company's Form 10-QSB for the quarter ended May 31, 2004 reported that the Company's CEO, who at the time was also serving as the Acting Chief Financial Officer ("the Evaluating Officer") had concluded that more effective disclosure controls and procedures needed to be set in place regarding the timely recording and reporting of the Company's issuance of stock options and other equity instruments. In response, during the six months ended August 31, 2004 the Company had initiated a number of improvements in internal controls including the Company's engagement of a Chief Financial Officer to provide fiscal oversight and the consolidation of financial operations at the Company's Rhode Island headquarters. There was no other change in our internal controls over financial reporting during the quarter ended November 30, 2004 that has affected, or is reasonably likely to affect, our controls over financial reporting.

Item 8B OTHER INFORMATION.

None.

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Directors and Executive Officers of the Company as of February 10, 2005 were:

Name	Age	Position	Date elected
W. Gerald Newmin	67	Co-Chairman, CEO, Treasurer, Secretary and Director	December 1,1995
Edward Sigmond	46	Director	May 17, 2000
Ann Ryder Randolph	58	Director	June 21, 2002
Thomas A. Page	71	Director	September 11, 2003
Stephen Chang	49	President and Director	June 16, 2004
Ronald A. Faris	52	Chief Science Officer, Senior Vice President	January 27, 2004
Janice D. DiPietro	47	Chief Financial Officer	July 9, 2004
Anthony J. Cataldo	54	Co-Chairman and Director	February 1, 2005

W. Gerald "Jerry" Newmin began as a consultant to the Board of Directors of Exten in June 1995. On December 1, 1995, he was elected Chairman of the Board of Directors, Chief Executive Officer, and President of Exten. He currently serves as our Co-Chairman, Chief Executive Officer, Treasurer and Secretary. Mr. Newmin is Chairman, Chief Executive Officer, President, Secretary and a director of Xenogenics and a Secretary and director of MultiCell Technologies. Mr. Newmin is past Chairman of the Board of the Corporate Directors Forum, a non-profit organization of over 250 California Board members, which promotes excellence in corporate governance. He serves on the Board of Directors of San Diego Defcomm, a not-for-profit consortium of defense companies based in San Diego and DefenseWeb Technologies, Inc., a privately owned software development company based in San Diego. From 1987 to 1995, Mr. Newmin owned a management consulting firm that provided senior management services to both public and private companies. From 1984 to 1987, Mr. Newmin was President of HealthAmerica Corporation, then the nation's largest publicly held HMO management company. From 1977 to 1984, he was President of International Silver Company, a diversified multi-national manufacturing company that he restructured. From 1973 to 1977, Mr. Newmin was Vice President and Western Regional Director for American Medicorp, Inc., and managed 23 acute care hospitals in the Western United States. From 1962 to 1973, at Whittaker Corporation, Mr. Newmin held senior executive positions, including Chief Executive Officer of Production Steel Company, Whittaker Textiles Corporation, Bertram Yacht Corp., Narmco Materials Corp., and Anson Automotive Corp., and was instrumental in Whittaker's entry into the United States and international health care markets. Mr. Newmin has a Bachelor's degree in Accounting from Michigan State University.

Anthony J. Cataldo has held executive positions with a number of emerging growth and publicly traded companies. He was appointed Chairman of the Board of BrandPartners Group, Inc. (OTC BB: BPTR) in October 2003 and currently serves as Non-Executive Chairman and was instrumental in the turnaround of the company and increasing its market capitalization by in excess of 250%. He has served as Executive Chairman of Calypte Biomedical Corporation (AMEX: HIV) a publicly traded biotechnology company involved in developing and sale of urine based HIV-1 screening test from May 2002 through November 2004. Prior to Mr. Cataldo joining Calypte, the company was on the verge of filing Chapter 11. Mr. Cataldo was instrumental in the successful turnaround of Calypte's business and the move of the company's listing from the OTC BB to the American Stock Exchange as well as the increase in the market capitalization of the company to approximately $140 million. Mr. Cataldo has also served as the Chief Executive Officer and Chairman of the Board of Directors of Miracle Entertainment, Inc., a Canadian film production company, from May 1999 through May 2002 where he was the executive producer or producer of several motion pictures. From August 1995 to December 1998, Mr. Cataldo served as President and Chairman of the Board of Senetek, PLC, (OTC BB: SNTKY) a publicly traded biotechnology company involved in agerelated therapies. While Mr. Cataldo was with Senetek, the market capitalization of the company grew from $1.6 million to $320 million. From 1990 to 1995, Mr. Cataldo held various positions including Chairman and Chief Executive Officer with Management Technologies, Inc., a manufacturer and seller of trading system and banking software systems. He has also held the position of Executive Vice President of Hogan Systems, a banking software manufacturer and retailer. Mr. Cataldo has also served as President of Internet Systems, a pioneer in the Internet banking arena. Mr. Cataldo served in the United States Air Force from 1969 to 1973.

Edward Sigmond was elected to the Board of Directors of Exten in 1999. He has been in sales, marketing and operations management for the past 20 years. Mr. Sigmond has served as president of Kestrel Holdings, Inc. since its inception in 1997. His duties include all executive functions from financial oversight to marketing and management of business services. Kestrel Holdings, Inc. is the general partner of Kestrel Equity Partners, Ltd., which was formed to fund Exten and Xenogenics. Mr. Sigmond served as president of Kestrel Development, a Texas based real estate development company, from 1993 to 1998 when it was dissolved. From 1992 to 1996, Mr. Sigmond was President of American Machine and Bearing of Dallas, Texas. Prior positions included Assistant to the President of Alpha Aviation, Dallas, Texas, 1990-1992; Founder and President of Specialty Food Products, Arlington, Texas, 1987-1990; and Vice President/Regional Manager of Geodata Corporation, Houston, Texas 1981-1987. He has varied negotiation, sales, marketing, managerial and operational skills with existing and startup operations. He studied Marketing and Chemistry at Duquesne University.

Ann Ryder Randolph, a respected San Diego executive and consultant to the life sciences industry, was elected to the Board of Directors of MultiCell Technologies on June 21, 2002, and currently serves as Chair of the Audit Committee. Ms. Randolph is an associate with Regent Partners, LLC, a merchant bank in La Jolla, CA. She also serves on the boards of Allylix, Inc., a private biotech, serving as Chair of the Corporate Governance and Nominating Committee; the University of California, San Diego, Libraries; the American Liver Foundation in San Diego; and the Corporate Directors Forum (CDF) ), serving on the Nominating and Corporate Governance committees. Randolph was named Director of the Year by the CDF board in 2001. As the first managing director (1995-1999) and charter board member of BIOCOM (1993-1999), the regional trade association for life sciences, she was a public advocate for the 400 and growing San Diego companies BIOCOM represented , developing collaborations with government, academia, the service sector and industry to create a strong regional infrastructure for life sciences. While at BIOCOM, she developed a buying consortium for member companies and built BIOCOM into one of the largest regional biosciences trade associations in the world. She has been an executive with companies. Previously, she was principal of a medical strategic planning, business development and marketing firm (1985-1995) after leaving a similar position at Scripps Clinic and Research Foundation, now Scripps Clinic and The Scripps Research Institute, in La Jolla, California. Randolph has served on the San Diego Regional Economic Prosperity Committee, the San Diego Regional Economic Development Corporation's industrial land use committee, the Greater San Diego Chamber of Commerce public policy committee, the Airport Master Plan Public Working Committee, the California Centers for Applied Technologies Advisory Committee, and was a founding member of the High Tech Steering Committee. Ms. Randolph earned Bachelor and Master of Arts degrees in English from the University of Louisville, Kentucky , and a Certificate in Finance from the University of California, San Diego. She has been a perennial bioscience and business student at San Diego universities and organizations for the last 25 years.

Thomas A. Page joined the Board as a Director on September 11, 2003. Mr. Page is Director Emeritus and former Chairman of the Board and CEO of Enova Corporation and San Diego Gas and Electric Company (now part of Sempra Energy). Mr. Page has been active in numerous industrial, community and governmental associations and has funded medical research. He is a director of the San Diego Regional Economic Development Corporation, Community National Bank, Sys Technologies, Targeted Molecules, and is an advisory director of Sorrento Ventures. Page has also served on the boards of The Scripps Research Institute and The Burnham Institute, two La Jolla-based biomedical research institutes of note. In 1998, the Corporate Directors Forum in San Diego honored Mr. Page as Director of the Year for Lifetime Achievement in Corporate Governance. Mr. Page earned a Bachelor of Science degree in civil engineering, a masters in industrial administration and was awarded a doctorate in management, all from Purdue University. He has been licensed as an engineer and as a certified public accountant (CPA). Mr. Page also serves on the University of California Presidents Council on the National Laboratories.

Stephen Chang, Ph.D. joined the Board on June 16, 2004 and became President of the Company on February 10, 2005. Dr. Chang is currently Chief Executive Officer of privately held Astral Therapeutics, a San Diego biotechnology company developing novel therapies for diabetes and other autoimmune diseases. Dr Chang is also President of CURES, a coalition of patient advocates, biotechnology companies, pharmaceutical companies and venture capitalists dedicated to ensuring the safety, research and development of innovative life saving medications. Dr Chang is also an active board member of BIOCOM, San Diego's premier life sciences organization. Dr. Chang was chief science officer and vice president of Canji Inc./Schering Plough Research Institute in San Diego from 1998 to 2004, managing four large external biotech corporate partnerships with Transgene, Myriad Genetics, Genzyme and Immune Response. Dr. Chang's responsibility for development of a strategic plan for patents and an overall strategic plan plus representing research efforts to external corporate partners, to the FDA, and to the academic community will additionally be beneficial to MultiCell's efforts. From 1995 to 1997, Dr. Chang was director of research for Chiron Viagene, and Chiron Inc., where he headed four research departments: genetic programs, viral therapeutics and delivery, cancer therapeutics and gene transfer immunology and immunobiology. From 1988 to 1995, Dr. Chang served as director, viral and genetic therapeutics and senior principal scientist for Viagene, Inc. Dr. Chang earned his doctoral degree in Biological Chemistry, Molecular Biology and Biochemistry from the University of California, Irvine. He has filed more than 40 patents worldwide and is extensively published.

Ronald Faris, Ph.D. has been our Chief Science Officer since January 27, 2004. Dr. Faris joined the Company in May 2001 and served as President and Chief Science Officer of the MCT subsidiary until spring 2004. Dr. Faris is President and a director of MCT Rhode Island Corp. Prior to that, he consulted with the Company for two years. Dr. Faris recently worked as the Director of Pediatric Oncology Research at the Rhode Island Hospital, Providence Rhode Island and as an Associate Professor of Pediatrics and Pathology, Brown University. Dr. Faris received his Bachelor of Science degree in Biochemistry from Virginia Polytechnic Institute and State University and his Doctorate in Nutritional Toxicology/Biochemistry from Cornell University. He holds a patent on adult stem cells and has authored numerous publications related to hepatic research.

Dr. Janice D. DiPietro was appointed as our Chief Financial Officer in July 2004. Dr. DiPietro is Managing Partner of Tatum Partners and is responsible for the firm's practice in Boston and the New England area. Prior to joining Tatum Partners, Dr. DiPietro was Executive Vice President and Chief Financial Officer of NewDeal Inc, where she assisted it in securing in excess of $50 million of equity financing and positioning it for future growth by establishing critical financial and operational functions. Dr. DiPietro was also President of GreenPC, Inc., a subsidiary of NewDeal Inc engaged in high tech manufacturing, which began operations within 120 days of conception. Prior to this Dr. DiPietro founded JD Consulting and served as the firm's CEO for thirteen years, culminating in the successful sale of this practice. JD Consulting serviced early stage to mid-market clients in all aspects of financial, operational and strategic management and assisted clients in securing debt and equity financing, improving financial management and internal control, implementing state of the art information systems, restructuring operations as necessary and expanding into the global marketplace. Dr. DiPietro began her career with the Boston office of Ernst & Young where she advanced to the position of Senior Manager. While at Ernst & Young, Dr. DiPietro served as a Practice Leader in the firm's health care and technology practice. She also was a SEC reporting specialist, servicing large multi national clients. Dr. DiPietro graduated with honors from Bentley College and holds an MBA and Doctoral degree in Accounting from Boston University.

Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation received for the fiscal years ended November 30, 2004, 2003, and 2002 for services rendered to the Company in all capacities by the Company's Chief Executive Officer and any officer with salary over $100,000 per year.

		Annual Compensation			Long Term Compensation Awards

Name and principal position	Year	Salary ($)	Bonus ($)	Other annual compensation ($)	Restricted stock award(s) ($)	Securities Options/SARs (#)

W. Gerald Newmin, Co-Chairman of the Board, Chief Executive Officer, President, Treasurer, Secretary and Director	2004 2003	-0- -0-	-0- -0-	$66,750 (1) $45,625(1)	-0- -0-	250,000 -0-
Gregory F. Szabo President, Treasurer, Director (2)	2004 2003	$225,000 $149,662	-0- -0-	$11,500(1) $38,500(1)	-0- -0-	-0- -0-
Ronald A. Faris Chief Science Officer, Senior Vice President	2004 2003	$145,542 $161,300	$50,000 -0-	-0- -0-	-0- -0-	500,000
Janice D. DiPietro Chief Financial Officer(3)	2004	$46,676	-0-	$9,375(4)	-0-	-0-

(1)

Represents the fair market value of shares of our common stock paid in lieu of cash based on the closing market price of our common stock on the date of approval by our board of directors. A total of 161,471; 958,754; and 458,656 shares were issued to Mr. Newmin in fiscal 2004, 2003, and 2002 respectively, and a total of 22,330; 812,011; and 474,951 shares were issued to Mr. Szabo in fiscal 2004, 2003, and 2002 respectively.

(2)	Mr. Szabo resigned as an officer and Director of our Company effective March 31, 2004.
(3)	Dr. DiPietro was elected Chief Financial Officer of our Company on July 9, 2004.
(4)	Represents fees paid to Tatum CFO Partners, LLP of which Dr. DiPietro is a Managing Partner.

Stock Option Grants in Fiscal Year 2004

During the fiscal year ended November 30, 2004, the Board of Directors granted Ronald A. Faris 500,000 stock options. Each of the six members of the Company's Board of Directors were awarded 250,000 options for a total grant of 1,500,000 in fiscal year 2004. In addition a total of 900,000 options were issued in 2004 to the six members of the Company's Scientific Advisory Board.

Stock Option Exercises and Fiscal Year-end Values

The following table presents information for the Named Executive Officers with respect to stock options exercised during fiscal year 2004 and unexercised options held as of the end of the fiscal year.

Aggregated Option Exercises In Fiscal Year 2004 And Fiscal Year End Option Values

Name	Shares Acquired On Exercise (#)	Value Realized by Company ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End 11/30/04 Exercisable/Unexercisable	Exercise Price Value of Unexercised In-the-Money Options at Fiscal Year End ($)Exercisable/Unexercisable

W.Gerald Newmin	325,000	$68,250	513,889/236,111	$61,250/63,750
Ronald A. Faris	30,000	$2,400	1,261,667/708,333	$177,183/255,417

Compensation of Directors

Our bylaws authorize our board of directors to fix the compensation of directors for services related to their membership in board committees and allow the reimbursement of expenses of directors for their attendance at each meeting of our board of directors. On February 15, 2000, the board of directors resolved that each board member would receive the equivalent of $2,000 in our common stock for each board meeting in which such director participates. On June 15, 2004, the Board of Directors resolved to increase the compensation of directors to the equivalent of $3,000 in our common stock for each board meeting in which such director participates. Members of the Audit Committee receive the equivalent of $4,000 (Chairman) and $1,000 (member) in our common stock for each audit committee meeting in which such director participates. Members of the Compensation Committee receive equivalent of $1,000 (Chairman) and $500 (member) in our common stock for each compensation committee meeting in which such director participates. The number of shares issued for each meeting is based upon the closing price of our common stock on the date of the Board Meeting in question.

In addition to the per meeting stock grants, during fiscal year 2004, six members of the Scientific Advisory Board were each granted 150,000 options at $.25 and $.21 which vest over a three year period and expire June 14, 2009 and October 19, 2009. The Board of Directors were each granted options for 250,000 shares of common stock at $.27 per share. These options vest over three years and will expire on September 15, 2009. New members of the MultiCell Board of Directors are granted 250,000 options at the then market price. As such, Mr. Page was granted 250,000 options on September 11, 2003 at $.175 that vest over a three year period and expire September 11, 2007, and Mr. Chang was granted 250,000 on June 15, 2004 at $.25 that vest over a three year period and expire on June 14, 2007.

Effective February 15, 2005 the Company entered into an employment agreement with Stephen Chang, Ph.D., as President, and a director and consulting agreement with Anthony Cataldo. Under the terms of these agreements both Dr. Chang and Mr. Cataldo will be paid $15,000 per month in a combination of stock and cash, plus directors fees of $3,000 for each board meeting attended. In the event that the Company terminates Dr. Chang's employment, without Cause (as defined in the agreements), or terminates his employment for Good Reason, he shall be entitled to receive severance pay in the form of salary continuation then in effect, less applicable deductions and withholdings, for a period of six (6) months. Dr. Chang was issued 5.0 million stock options under the Company's equity incentive plan at $.28 per share, the fair market value on date of grant. The stock options will vest monthly over three years and expire in five years. Mr. Cataldo was granted a warrant to purchase 10 million shares of the Company's common stock at an exercise price of $.28 per share. Five million shares become exercisable in equal monthly installments over three years, or earlier in the event the remaining five million become exercisable as set forth below. Upon the closing of a round of equity financing that has been arranged by Mr. Cataldo with investors that were first introduced to the Company by Mr. Cataldo, equal to at least ten million dollars ($10,000,000) on terms acceptable to the Board, then five million (5,000,000) shares subject to the warrant shall become exercisable thirty (30) days after the closing date of such round of financing. Mr. Cataldo also received 250,000 stock options for joining the Company's board of directors at an exercise price of $.28 per share, the fair market value on the date of grant. The stock options and warrants granted to Dr. Chang and Mr. Cataldo will in no event be exercisable prior to the approval of an increase in the authorized common stock of the Company. Mr. Cataldo also received a $150,000 payment under the agreement for services rendered in connection with the Company's $4 million fundraising. Mr. Cataldo's consulting services under the agreement may be terminated only for cause, as defined in the agreement.

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

Based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the fiscal year ended November 30, 2004, the Company's executive officers, directors and all persons who own more than ten percent of a registered class of the Company's equity securities complied with all Section 16(a) filing requirements, except that Form 4 and Form 5 reports covering six transactions were filed late by the directors and officers of the Company..

Code of Ethics

The Company has adopted a formal Code of Ethics applicable to all Board members, executive officers and all employees which is available on our website at www.multicelltech.com.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Effective February 15, 2000, the Company adopted a 2000 Stock Incentive Plan and a 2000 Employee Benefit Plan which authorizes the granting of shares and options to employees, outside directors, consultants, and vendors. Under the Plans, awards are made in the form of restricted shares or options, which may constitute incentive stock options or non-statutory stock options. Only employees of the Company are eligible for the grant of incentive stock options. The total number of options and restricted shares that could have been awarded under the 2000 Stock Incentive Plan initially was 5,000,000. As of the first day of each calendar year commencing January 1, 2001, this total will automatically increase by 2% of the total number of common shares then outstanding or 500,000 shares, whichever is less. The option price, number of shares, grant date, and vesting period are determined at the discretion of the Company's Board of Directors. The exercise price of each ISO granted under the plan must equal 100% of the market price of the Company's stock on the date of grant. The exercise price of each NSO grant under the plan cannot be less than 85% of the market price of the Company's stock on the date of grant. An option's maximum term is 10 years. As of November 30, 2004, the total number of options that were authorized for issuance under the 2000 Stock Incentive Plan had increased from 5,000,000 shares to 7,000,000. However, the Company has issued more options than were authorized under the 2000 Stock Incentive Plan. This was necessary to provide an incentive to key employees to stay with the Company or one of its subsidiaries. The Company obtained shareholder approval for an increase in the number of options authorized for issuance at its shareholder meeting.

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance under Equity Compensation Plans

Equity compensation plans approved by stockholders	5,103,000	$0.14	0
Equity compensation plans not approved by stockholders	0	0	0

Total	5,103,000	$0.14	0

Effective June 16, 2004, The Company adopted a 2004 Equity Incentive Plan, which authorizes the granting of stock, awards to employees, directors, and consultants. The shares of common stock that may be issued pursuant to stock awards shall not exceed in the aggregate 15,000,000 shares of common stock plus an annual increase to be added on the first day of each Company fiscal year, beginning in 2005 and ending in (and including) 2013, equal to the lessor of the following amounts: (A) fifteen percent (15%) of the Company's outstanding shares of common stock on the day preceding the first day of such fiscal year, (B) 25,000,000 shares of common stock, or (C) an amount determined by the Board of Directors. The exercise price of each ISO granted under the plan must equal 100% of the market price of the Company's stock on the date of grant. The Board, in its discretion, shall determine the exercise price of each nonstatutory stock option. An option's maximum term is 10 years.

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance under Equity Compensation Plans

Equity compensation plans approved by stockholders	2,400,000	$0.26	12,600,000
Equity compensation plans not approved by stockholders	0	0	0

Total	2,400,000	$0.26	12,600,000

The following table sets forth, as of January 21, 2004, certain information as to shares of our common stock owned by (i) each person known to beneficially own more than 5% of the outstanding common stock, (ii) each of our directors, and named executive officers, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each named beneficial owner is the same as that of our principal executive offices located at 55 Access Road, Suite 700, Warwick, RI, 02886.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage of Class Beneficially Owned

W. Gerald Newmin (3)	29,197,696	16.83%
Edward Sigmond (4)(5)	7,331,305	4 .23%
Kestrel Equity Partners Ltd. (6)	6,914,000	3.98%
The Estate of Hugo O. Jauregui (7)	7,175,845	4.13%
Ann Ryder Randolph (8)	792,104	0.46%
Ronald A. Faris (9)	2,865,826	1.65%
Thomas A. Page	4,529,469	2.61%
Monarch Pointe Fund, LTD (10)	5,099,344	2.94%

David Firestone (11)	11,350,151	6.54%

All executive officers and directors as a group (five persons)	37,366,171	21.54%

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
(3)

Includes 4,068,524 shares of our common stock owned by Mr. Newmin's spouse, over which Mr. Newmin disclaims beneficial ownership. Includes 534,721 shares issuable under options, which are exercisable on or within 60 days of January 21, 2005 and 8,860,000 shares in the form of convertible notes and warrants.

(4)	Includes 34,721 shares issuable under options, which are exercisable on or within 60 days of January 21, 2004.
(5)	Includes 6,914,000 shares of our common stock owned by Kestrel Equity Partners Ltd., for which Mr. Sigmond serves as Managing Partner.
(6)	Kestrel Equity Partners, Ltd. is a limited partnership investment fund; Ed Sigmond, one of our directors, is its Managing Partner. Its address is 2808 Cole Ave., Dallas, Texas 75204.
(7)

The trustees of the Estate are Candace L. Dyer, M.D. and Timothy Van Johnson. Does not include 263,345 shares of common stock owned by Dr. Dyer and 350,000 warrants, which are exercisable and convertible on or within 60 days of January 21, 2005.

(8)	Includes 284,721 shares issuable under options, which are exercisable on or within 60 days of January 21, 2005.
(9)	Includes 1,636,667 shares issuable under options which are exercisable on or within 60 days of January 21, 2005.
(10)

Includes an estimated 4,665,000 shares of common stock issuable upon the conversion of outstanding shares of our Series I Preferred Stock, and 1,864,477 shares of common stock issuable upon exercise of an outstanding warrant. Assumes a conversion price of $0.18 on the Series I Preferred Stock, which would be the applicable conversion price if the conversion occurred as of the date of this report. The selling stockholder has agreed not to convert Series I shares or to exercise warrants to the extent such holder's beneficial ownership of common stock will exceed 9.99% of the common stock then outstanding. The address for this selling stockholder is c/o Mercator Advisory Group LLC, 555 South Flower Street, Suite 4500 Los Angeles, CA 90071.

(11)

David F. Firestone is the managing member of Mercator Advisory Group, LLC, a California limited liability company ("MAG"). Mercator Momentum Fund, L.P. and Mercator Momentum Fund III, L.P. are private investment limited partnerships organized under California law. The general partner of each fund is MAG. Monarch Pointe Fund, Ltd. is a corporation organized under the laws of the British Virgin Islands. MAG controls the investments of Monarch Pointe Fund, Ltd. Assumes a conversion price of $0.18 on the Series I Preferred Stock, which would be the applicable conversion price if the conversion occurred as of the date of this report. The selling stockholder agreed not to convert Series I shares or to exercise warrants to the extent such holder's beneficial ownership of common stock will exceed 9.99% of the common stock then outstanding. The address for the selling shareholder is c/o Mercator Advisory Group, LLC, 555 South Flower Street, Suite 4500 Los Angeles, Ca. 90071.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACATIONS

From August 2001 through November 2003, the Company borrowed an aggregate of $1,858,500 in order to finance the acquisition of MultiCell and for working capital. Of this amount, the Company borrowed $ 736,000 from Mr. Newmin, our Co-Chairman and Chief Executive Officer, and $50,000 from Mr. Szabo, Exten's former President. The notes bear interest at the rate of 10% per annum, with all principal and accrued interest due and payable in August 2004 and various dates in 2005.

During 2003, Mr. Newmin converted $157,000 of his loans plus accrued interest and Mr. Szabo converted his entire loan plus accrued interest into MultiCell Technologies, Inc. Common Stock. Mr. Newmin received a total of 1,036,306 shares and Mr. Szabo received 304,658 shares of stock.

During the current fiscal year, Mr. Newmin converted $113,000 of his loans plus accrued interest into MultiCell Technologies Inc. common stock. Mr. Newmin received a total of 705,700 shares.

The remainder of Mr. Newmin's loans originally due August 4, 2004, were extended for one additional year, to August 3, 2005. The loans may be converted prior to maturity into shares of our common stock at $.20 per share. In addition, Newmin received warrants to purchase 6,550,000 and 500,000 shares of our common stock, respectively, at an exercise price of $.10 per share.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.	Description of Exhibit
4.1*	Common Stock and Warrants to Purchase Common Stock -Subscription Agreement
4.2*	Exhibit D to Subscription Agreement
4.3*	Standstill Agreement
10.1*	Director and Consulting Agreement with Anthony J. Cataldo
10.2*	Employment Agreement with Stephen Chang, PH.D.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Pursuant to Section 302
31.2*	Certification of Chief Financial Officer Pursuant to Section 302
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

* Filed herewith

(a)  Form 8-K

Subsequent to year end, on January 11, 2005 the Company filed a form 8-K with the Securities and Exchange Commission reporting that on December 30, 2004 the outstanding promissory note of $600,000 with Lexicor Medical Technologies, along with accrued interest of $5,000 had been paid in full to an escrow account for the Company. The funds were released from the escrow account to the Company on January 7, 2005.

On February 11, 2005 the Company filed a form 8-K with the Securities and Exchange Commission announcing that the Company had completed on February 10, 2005 a private placement offering. Pursuant to subscription agreements, originally signed on January 29, 2005 and subsequently amended on February 10, 2005, with 11 accredited investors, the Company received an aggregate of $4,000,000 and issued an aggregate of 26,666,668 shares of common stock; three year warrants to purchase an aggregate of 18,000,000 shares of stock at $.20 per share; and three year warrants to purchase an aggregate of 8,000,000 shares of common stock at $.30 per share, pursuant to Regulation D of the Securities Act of 1933, as amended. In connection with the offering, the Company entered into a registration rights agreement with the investors and agreed to file a registration statement for the resale of the common stock and the shares issuable upon exercise of the warrants within 90 days of the date of the agreement. Pursuant to the terms of the registration rights agreement, the Company is required to have the registration statement declared effective by the Securities and Exchange Commission within 150 days from the date of filing. (Exhibit 4.1 and 4.2) Effective February 10, 2005 in conjunction with this offering the Company entered into a series of standstill agreements, originally signed on January 29, 2005 and subsequently amended on February 10, 2005, with 27 of its security holders, including 7 members of the board of directors, wherein the security holders have agreed not to exercise an aggregate of 25,635,500 options and warrants, until such time as the Company has obtained shareholder approval to amend its certificate of incorporation to provide for additional authorized shares of common stock.(Exhibit 4.3) This 8-K also reported that the Company had entered into agreements with Anthony J. Cataldo on January 29, 2005 and Stephen Chang, Ph.D. on February 1, 2005, subject to the completion of the private placement described above, to serve as the Company's non - executive Co-Chairman of the Board and President, respectively.(Exhibit 10.1 and 10.2, respectively). Additional details are provided in Note 15.

Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees.

The aggregate fees billed for the fiscal years ended November 30, 2004 and 2003 for professional services rendered by J.H. Cohn LLP for the audit of the our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB were $93,557 and $52,124, respectively.

Audit Related Fees.

The aggregate fees billed for the fiscal years ended November 30, 2004 and 2003 for assurance and related services rendered by J.H. Cohn LLP related to the performance of the audit or review of our financial statements were $34,617 and $7,054, respectively.

Tax and Other Fees.

The aggregate fees billed for the fiscal years ended November 30, 2004 and 2003 for services rendered by J.H. Cohn LLP in connection with the preparation of our federal and state tax returns were $15,272 and $450, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15D of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

MULTICELL TECHNOLOGIES, INC. (Registrant)
By /s/ W. Gerald Newmin W. Gerald Newmin Co-Chairman, CEO, Treasurer and Secretary Dated February 28, 2005

MULTICELL TECHNOLOGIES, INC. (Registrant)
By /s/ Janice D. DiPietro Janice D. DiPietro Chief Financial Officer Dated February 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ W. Gerald Newmin W. Gerald Newmin	Co-Chairman, CEO, Treasurer and Secretary	February 28, 2005

/s/ Stephen Chang Stephen Chang	President, Director	February 28, 2005

/s/ Anthony Cataldo Anthony Cataldo	Co-Chairman, Director	February 28, 2005

/s/ Janice D. DiPietro Janice D. DiPietro	Chief Financial Officer	February 28, 2005

/s/ Edward Sigmond Edward Sigmond	Director	February 28, 2005

/s/ Ann Ryder Randolph Ann Ryder Randolph	Director	February 28, 2005

/s/ Thomas A. Page Thomas A. Page	Director	February 28, 2005

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
4.1	Common Stock and Warrants to Purchase Common Stock -Subscription Agreement
4.2	Exhibit D to Subscription Agreement
4.3	Standstill Agreement
10.1	Director and Consulting Agreement with Anthony J. Cataldo
10.2	Employment Agreement with Stephen Chang, PH.D.
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302
31.2	Certification of Chief Financial Officer Pursuant to Section 302
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F2
Consolidated Balance Sheets	F3
Consolidated Statements of Operations	F5
Consolidated Statements of Stockholders' Equity	F6
Consolidated Statement of Cash Flows	F8
Notes to Consolidated Financial Statements	F10

- F - 1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
MultiCell Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MultiCell Technologies Inc. and Subsidiaries as of November 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MultiCell Technologies, Inc. and Subsidiaries as of November 30, 2004 and 2003, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J. H. Cohn LLP

New York, NY
January 21, 2005, except
for Note 15 as to which
the date is February 10, 2005

- F - 2 -

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Consolidated Balance Sheets
November 30, 2004 and 2003

ASSETS

	2004	2003

Current assets:
Cash and cash equivalents	$1,311,879	$1,058,960
Accounts and royalties receivable	94,518	4,586
Current portion of notes receivable	595,000	0
Other current assets	35,143	18,544

Total current assets	2,036,540	1,082,090

Equipment and improvements, net	106,078	123,932

License agreement, net of accumulated amortization of $424,886 and $292,454	2,008,507	2,140,939
Notes receivable, net of current portion	0	260,000
Other assets	98,142	123,692

Total Assets	$4,249,267	$3,730,653

See accompanying notes on consolidated financial statements.

- F - 3 -

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Consolidated Balance Sheets
November 30, 2004 and 2003

LIABILITIES AND STOCKHOLDERS' EQUITY

	2004	2003

Current liabilities:
Accounts payable and accrued expenses	$478,310	$625,002
Current portion of related party notes payable	400,000	21,000
Current portion of other notes payable	0	260,000
Current portion of deferred income	119,486	735,296
Other current liabilities	130,959	37,196

Total current liabilities	1,128,755	1,678,494

Non-current liabilities:
Notes payable, net of current portion	25,000	786,113
Deferred income, net of current portion	595,733	634,272
Other liabilities	4,733	172,603

Total non-current liabilities	625,466	1,592,988

Total liabilities	1,754,221	3,271,482

Minority interest	142,788	146,190

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 per value: 2,000,000 shares authorized, 18,000 shares designated as Series I Convertible Preferred issued and outstanding, liquidation value $100 per share	180	0
Common stock, $.01 par value: 200,000,000 shares authorized, 125,483,441 and 117,816,411 shares issued and outstanding	1,254,832	1,178,162
Additional paid-in capital	21,784,368	16,386,717
Deferred compensation costs	0	(24,916)
Accumulated deficit	(20,687,122)	(17,226,982)

Total stockholders' equity	2,352,258	312,981

Total Liabilities and Stockholders' Equity	$4,249,267	$3,730,653

See accompanying notes on consolidated financial statements.

- F - 4 -

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Consolidated Statements of Operations
For The Years ended November 30, 2004 and 2003

	2004	2003

Revenue	$759,925	$365,166

Operating expenses:
Selling, general and administrative expenses	1,775,646	1,325,191
Research and development	804,761	482,309
Depreciation and amortization	169,739	166,387

Total operating expenses	2,750,146	1,973,887

Operating loss	(1,990,221)	(1,608,721)

Other income (expense):
Loss on sale of equipment	0	(1,522)
Interest expense	(85,950)	(205,144)
Amortization of discount on notes payable	(60,368)	(251,351)
Interest income	59,141	63,971
Amortization of discount on note receivable	30,000	30,000
Write-off of note receivable	0	(12,353)
Minority interest in net loss of subsidiary	3,402	1,067
Reversal of note receivable valuation allowance	305,000	0

Total other income (expense)	251,225	(375,332)

Net loss	(1,738,996)	(1,984,053)

Non-cash deemed dividend related to beneficial conversion feature of Series I Preferred stock	(1,721,144)	0

Net loss applicable to common stockholders	$(3,460,140)	$(1,984,053)

Basic net loss per share applicable to common stockholders	$(0.03)	$(0.02)

Weighted average number of common shares outstanding	121,618,543	106,086,899

See accompanying notes on consolidated financial statements.

- F - 5 -

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity
For The Years ended November 30, 2004 and 2003

	Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Subscriptions Receivable	Deferred Compensation Costs	Accumulated Deficit	Total Stockholders' Equity

Balance, November 30, 2002			101,024,904	$1,010,249	$14,724,007	$(70,000)	$(24,916)	$(15,242,929)	$396,411

Issuance of common stock for services			7,329,919	73,298	480,906				554,204

Partial extinguishment of receivable						13,000			13,000

Cancellation of stock subscriptions			(570,000)	(5,700)	(51,300)	57,000			0

Conversion of convertible notes payable			7,588,422	75,883	986,772				1,062,655

Stock options exercised			2,443,166	24,432	246,332				270,764

Net loss								(1,984,053)	(1,984,053)

Balance, November 30, 2003	0	$0	117,816,411	$1,178,162	$16,386,717	$0	$(24,916)	$(17,226,982)	$312,981

Issuance of preferred stock	20,000	200			1,713,949				1,714,149

Non-cash deemed dividend related to beneficial conversion feature of Series I Preferred stock					1,721,144			(1,721,144)	0

Conversion of preferred stock into common stock	(2,000)	(20)	1,222,222	12,222	(12,202)				0

Issuance of common stock for services			918,427	9,184	286,896				296,080

See accompanying notes on consolidated financial statements.

- F - 6 -

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity
For The Years ended November 30, 2004 and 2003 (Continued)

	Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Stock Subscriptions Receivable	Deferred Compensation Costs	Accumulated Deficit	Total Stockholders' Equity

Options issued for services					530,575				530,575

Warrants issued for services					402,437				402,437

Conversion of convertible notes payable			3,884,381	38,844	555,562				594,406

Stock options and warrants exercised			1,642,000	16,420	199,290				215,710

Amortization of deferred compensation							24,916		24,916

Net loss								(1,738,996)	(1,738,996)

Balance, November 30, 2004	18,000	$180	125,483,441	$1,254,832	$21,784,368	$0	$0	$(20,687,122)	$2,352,258

See accompanying notes on consolidated financial statements.

- F - 7 -

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For The Years ended November 30, 2004 and 2003

	2004	2003

Cash flows from operating activities:
Net loss	$(1,738,996)	$(1,984,053)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	169,739	166,387
Amortization of discount on note receivable	(30,000)	(30,000)
Amortization of discount on notes payable	60,368	251,351
Write-off of note receivable	0	12,353
Amortization of deferred compensation	24,916	0
Common stock issued for services	296,080	554,205
Warrants issued for services	402,437	0
Options issued for services	530,575	0
Minority interest in loss of subsidiary	(3,402)	(1,067)
Loss on sale of equipment	0	1,522
Reversal of note receivable valuation allowance	(305,000)	0
Changes in operating assets and liabilities:
Accounts and royalties receivable	(89,932)	30,595
Other current assets	(16,599)	7,482
Other assets	25,550	(11,857)
Accounts payable and accrued expenses	(146,692)	50,898
Other current liabilities	93,763	2,729
Deferred income	(654,349)	1,339,468
Other liabilities	(73,444)	52,908

Net cash provided by (used in) operating activities	(1,454,986)	442,921

See accompanying notes on consolidated financial statements.

- F - 8 -

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For The Years ended November 30, 2004 and 2003 (Continued)

	2004	2003

Cash flows from investing activities:
Purchase of equipment	(19,454)	(6,614)
Proceeds from sale of assets	0	1,500
Principal payments on notes receivable	0	1,409

Net cash used in investing activities:	(19,454)	(3,705)

Cash flows from financing activities:

Proceeds from issuance of preferred stock, net	1,714,149	0
Proceeds from notes payable	78,500	325,481
Payments of notes payable	(281,000)	(33,392)
Proceeds from exercised options and warrants	215,710	270,763
Proceeds from subscribed stock	0	13,000

Net cash provided by financing activities	1,727,359	575,852

Net increase in cash and cash equivalents	252,919	1,015,068
Cash and cash equivalents, beginning of year	1,058,960	43,892

Cash and cash equivalents, end of year	$1,311,879	$1,058,960

Supplemental disclosures:
Interest paid	$58,635	$205,144

Non-cash transactions:
Conversion of convertible notes payable into common stock	$594,406	$1,062,655
Issuance of notes payable for accounts payable and accrued liabilities	0	$16,608
Cancellation of stock subscriptions	0	$57,000

See accompanying notes on consolidated financial statements.

- F - 9 -

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2004 and 2003

Note 1 - Summary of Organization and Significant Accounting Policies

Organization - MultiCell Technologies, Inc. ("MultiCell"), which was named Exten Industries, Inc. until April 1, 2004, is in the business of the development and commercialization of hepatic cells, cell lines and associated products to be used in diagnostic and therapeutic applications. It acquired that business in September 2001 (see Note 5) and is generating revenues primarily from royalties derived from a manufacturing and distribution license agreement for its cell lines and from contractual research activities. MultiCell also operates two subsidiaries, MCT Rhode Island Corp. ("MCT"), which is a 100%-owned subsidiary formed on June 24, 2004 that has been inactive since its formation, and Xenogenics Corporation ("Xenogenics"), which is a 56.4%-owned subsidiary formed on June 24, 2004 that was incorporated in February 1997 to focus on the research and development of Sybiol technology. Xenogenics had not generated any revenues as of November 30, 2004. As used herein, the "Company" refers to MultiCell, together with MCT and Xenogenics. Management considers the Company's activities to be in one segment related to liver disease/ liver cell biotechnology.

Basis of Consolidation - The consolidated financial statements include the accounts of MultiCell Technologies Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all unrestricted highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and notes payable approximate fair market value because of the short maturity of those instruments.

Credit Risk - It is the Company's practice to place its cash equivalents in high quality money market securities with one major banking institution. Periodically, the Company maintains cash balances at this institution that exceeds the Federal Deposit Insurance Corporation insurance limit of $100,000 per bank. The Company considers its credit risk associated with cash and cash equivalents to be minimal. The Company does not require collateral from its customers. The Company closely monitors the extension of credit to its customers while maintaining an allowance for potential credit losses. On a periodic basis, management evaluates its accounts receivable and, if warranted, adjusts its allowance for doubtful accounts based on historical experience and current credit considerations. However, accounts receivable at November 30, 2004 consist primarily of amounts due under contractual agreements. In the opinion of management, all accounts receivable at November 30, 2004 and 2003, related to contractual agreements are collectible; accordingly, the Company recorded no allowance for doubtful accounts.

- F - 10 -

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2004 and 2003 (Continued)

Note 1 - Summary of Organization and Significant Accounting Policies (Continued)

Revenue Recognition - The Company's revenues have been generated primarily from contractual research and royalties on the license for the sale of cells through its sale and distribution agreement with XenoTech LLC ("XenoTech"). Management believes such sources of revenue will be part of the Company's ongoing operations. In recognizing revenues the Company applies the guidance provided by SEC Staff Accounting Bulletin Topic 13, "Revenue Recognition" ("Topic 13"). Under the provisions of Topic 13, the Company recognizes revenue from commercial and government research agreements as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable and the collection of the contracted amounts is probable. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. Deferred revenues associated with services expected to be performed within the 12-month period subsequent to the balance sheet are classified as current liabilities. Deferred revenues associated with services expected to be performed at a later date are classified as non-current liabilities.

Equipment and Improvements - Equipment and improvements are valued at cost. Improvements to leased properties are amortized using the straight-line method over their estimated useful lives or the remaining lease period, whichever is shorter. Depreciation for equipment and furniture is provided using the straight-line method over the estimated useful lives of the assets, generally three to five years.

License Agreements - Costs incurred to obtain license agreements are capitalized. The Company amortizes these costs on a straight-line basis over the term of the respective license agreement. Amortization totaled $132,432 for each of the years ended November 30, 2004 and 2003.

Impairment of long-lived assets - The impairment of long-lived assets that do not have indefinite lives, such as equipment and license agreements, is recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. The Company did not record any charges for the impairment of long-lived assets in 2004 or 2003.

Stock-Based Compensation - Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", provides for the use of a fair value based method of accounting for stock-based compensation. However, SFAS 123 has allowed an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees". Entities electing to continue to use the intrinsic value method must make pro forma disclosures of net income or loss and earnings or loss per share as if a fair value method of accounting had been applied. The Company has elected to continue to account for its stock-based compensation to employees under APB 25. The required pro forma information is included in Note 13.

- F - 11 -

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2004 and 2003 (Continued)

Note 1 - Summary of Organization and Significant Accounting Policies (Continued)

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

Research and Development Costs - Research and development costs are expensed as incurred. Such costs are offset by proceeds from research grants.

Income Taxes - Deferred income taxes are provided for the estimated tax effects of temporary differences between income for tax and financial reporting. A valuation allowance is provided against deferred tax assets, where realization is uncertain. The income tax provision is the tax payable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Loss Per Share - The Company computes basic and diluted loss per share amounts for 2004 and 2003 pursuant to Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average common shares outstanding during each period. The Company has incurred losses during the years ended 2004 and 2003. The assumed effects of the exercise of outstanding stock options and warrants, and the conversion of convertible notes payable and convertible preferred stock were anti-dilutive and, accordingly, diluted per share amounts equal basic loss per share amounts and have not been presented in the accompanying consolidated statements of operations. The total number of common shares potentially issuable upon exercise or conversion excluded from the calculation of diluted loss per share for the years ended November 30, 2004 and 2003 was 48,211,056 and 35,385,430, respectively.

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

Risks and Uncertainties - Management believes that the Company's cash balance as of November 30, 2004 combined with the proceeds from the private placement completed on February 10, 2005 (see Note 15) and the royalties to be received from XenoTech, will be sufficient to fund operations at least through November 30, 2005, based on its expected level of expenditures. However, on a long-term basis, the Company is dependent on its ability to obtain continued financing from investors and new research grants to sustain the development and other activities necessary to commercialize new products. Management is seeking additional financing in order to fund its future activities. There is no assurance, however, that such financing will be available, if and when needed, or if available, that such financing will be completed on commercially favorable terms, or that such development and other activities in connection with its planned products will be successful.

- F - 12 -

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2004 and 2003 (Continued)

Note 1 - Summary of Organization and Significant Accounting Policies (Continued)

Environmental Remediation - Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the Company's commitment to a formal plan of action. As of November 30, 2004, no amounts have been accrued for environmental liabilities.

Note 2 - Notes Receivable

As of November 30, 2000, in connection with a letter of intent to purchase the outstanding common stock of Lexicor Medical Technology ("Lexicor"), the Company advanced a total of $600,000 for a note receivable from Lexicor and 83,333 common stock warrants. The Company allocated $17,500 to the warrants resulting in a discount on the note. The note has a stated interest rate of 10% per annum. Principal and interest were due and payable on May 31, 2001; however, according to its terms the note was automatically extended with principal and interest due January 2, 2005. Based upon Lexicor's financial condition as of November 30, 2001, the Company provided a valuation allowance of $305,000, thereby reducing the carrying amount of this long-term note receivable to $230,000. Lexicor made all the required interest payments through November 30, 2004 and it repaid the entire principal balance plus interest on January 7, 2005. As a result, the Company recognized in fiscal 2004 a credit of $305,000 from the reversal of the valuation allowance.

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

- F - 13 -

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2004 and 2003 (Continued)

Note 2 - Notes Receivable (Continued)

Notes receivable at November 30, 2004 and 2003 are comprised as follows:

	2004	2003

Notes receivable	$600,000	$600,000
Less: discounts to net present value	(5,000)	(35,000)
Less: valuation allowance	$0	(305,000)

Net notes receivable	595,000	260,000
Less: current portion	595,000	0

	$0	$ 260,000

Note 3- Equipment and Improvements

Equipment and improvements are valued at cost, less accumulated depreciation and amortization is comprised as follows:

	2004	2003

Lab equipment	$207,888	$193,720
Furniture and fixtures	29,069	27,109
Equipment	18,183	15,183
Leasehold improvements	42,950	42,625

	298,090	278,637
Less: Accumulated depreciation and amortization	192,012	154,705

Equipment and Improvements, net	$106,078	$123,932

Depreciation and amortization expense for equipment and improvements totaled $37,307 in 2004 and $34,063 in 2003.

Note 4 - Real Estate Held for Sale

The Company owns a parcel of undeveloped land near the Grand Canyon. The land was originally purchased in February 1992 for $1,654,000. During the fiscal year ended November 30, 1995, the Company tested the land for impairment and expensed all but the remaining fair market value of $47,200. The Company is currently in arrears on property taxes and interest in the amount of $177,000. A tax sale for property taxes is pending and as management has been unable to obtain an appraisal of the fair market value of the land, no decision has been made as to whether to pay the taxes in arrears. Real estate held for sale is included in other assets and unpaid property taxes are included in accrued expenses.

- F - 14 -

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2004 and 2003 (Continued

Note 5 - License Agreement

In September 2001, MultiCell completed the purchase of its cell line business and, as a result, it acquired an exclusive license agreement with Rhode Island Hospital for the use of four patents owned by the hospital for the use of four patents owned by the hospital related to liver cell lines and liver assist devices. The primary patent acquired and being utilized is for immortalized hepatocytes (see Note 6). The license agreement had a net carrying value of $2,008,507 and $2,140,939 as of November 30, 2004 and 2003, respectively, which represented the original cost of $2,433,343 allocated in connection with the acquisition, net of accumulated amortization of $424,886 and $292,454 at November 30, 2004 and 2003, respectively. The license agreement is being amortized over an estimated useful life of approximately 18 years. Amortization expense totaled $132,432 for each of the years ended November 30, 2004 and 2003. The Company will pay the hospital a 5% royalty on net sales derived from licenses based upon the patented technology, until it has paid a total of $550,000. As of November 30, 2004, no significant payments had been made under this license agreement. After royalties totaling $550,000 have been paid, the Company pays a 2% royalty instead of a 5% royalty for the life of the patent.

Note 6- XenoTech Agreement

In August, 2003, MultiCell signed an exclusive sales, manufacture and distribution agreement for the use of its cell lines by XenoTech, an unrelated party. The agreement, which is for a term of seven years, required XenoTech to make an initial non refundable payment of $800,000 to MultiCell in August 2003. This payment represented consideration for and a guarantee of Nosan's (XenoTech's distributor) right of first negotiation for distribution rights for the Asia Pacific Rim, should MultiCell successfully complete the development of its cell lines for the production of proteins, other cellular constituents and or drug like molecules. This $800,000 payment is being recognized by the Company as revenue over the 7 year term of the agreement.

Additional consideration under the August 2003 agreement included a $700,000 royalty prepayment. This prepayment is an advance against the minimum royalty payment of $800,000 for the first royalty period, which was 16 months, culminating on November 30, 2004. The subsequent 5 royalty periods will be 12 months and the last royalty period will be 8 months. XenoTech must bear all the costs for its manufacturing and sales activities and make specified minimum periodic royalty payments that total $18 million over the 7 year term of the agreement to maintain distribution exclusivity. The agreement requires XenoTech to make royalty payments to MultiCell of 17.5% of net sales for the direct sale of its cells and 34% of net sales derived from any sublicense agreements. The $700,000 advance was recognized as revenue over the initial 16 month period, ending November 30, 2004, as an offset to the $800,000 minimum royalty due for this period. As of November 30, 2004 a receivable of $94,518 representing the balance due under the minimum royalty of $100,000 less actual royalty payments of $5,482 received from XenoTech has been recorded.

- F - 15 -

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2004 and 2003 (Continued)

Note 7 - Income Taxes

The Company provides for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company had net deferred tax assets of approximately $4,342,400 and $3,910,800 at November 30, 2004 and 2003 relating primarily to the net operating loss carry-forwards generated by its operations. For financial statement purposes, the deferred tax assets have been fully offset by valuation allowances due to the uncertainties related to the extent and timing of the Company's future taxable income.

A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended November 30, 2004 and 2003 is set forth below:

	2004	2003

Expected income tax benefit	$(591,259)	$(674,578)
Tax effect of nondeductible permanent differences	223,849	86,578
State income benefit, net of federal tax	(64,200)	(102,800)
Increase in valuation allowance	431,610	690,800

Income tax benefit	$0	$0

The Company's net operating loss carry-forwards expire as follows:

Year Loss Generated	Balance of Loss Carry-forwards	Year of Expiration

November 30, 1999 and prior	$5,264,158	2008 through 2019
November 30, 2000	1,025,963	2020
November 30, 2001	1,604,660	2021
November 30, 2002	1,516,313	2022
November 30, 2003	369,377	2023
November 30, 2004	1,815,312	2024

	$11,595,783

Note 8 - Lease Commitments

The Company and its two subsidiaries lease a Warwick, Rhode Island facility that houses activities related to administration, research and development and manufacturing of human cells and cell lines. The Company had an operating lease that required aggregate monthly payments of $4,863 until it expired on July 31, 2004. The Company has leased the facility on a month to month basis since August 1, 2004. The Company is currently negotiating a new lease. The Company's future rental commitments under all of its other operating leases for equipment subsequent to November 30, 2004 total $2,379 in 2005 and $1,983 in 2006.

- F - 16 -

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2004 and 2003 (Continued)

Note 8 - Lease Commitments (Continued)

Rent expense under the Company's operating leases was $58,629 and $54,493 for the fiscal years ended November 30, 2004 and 2003, respectively

Note 9 - Notes Payable

Notes payable at November 30, 2004 and 2003 consisted of the following:

	2004	2003

Xenogenics convertible promissory note payable with interest at 10%, due on April 17, 2001	$0	$10,000

Xenogenics convertible promissory note payable to a related party with interest at 8%, due on November 10, 2000	0	15,000

Promissory note payable to a medical supplier with interest at 5.25%, due on or before February 9, 2004	0	125,000

Convertible promissory notes payable to investors with interest at 10%, due on varying dates in 2004, 2005 and 2006 (A) (D)	0	127,481

Convertible notes payable to a related party with interest at 10%, due in 2007	0	21,000

Convertible promissory notes payable to related parties with interest at 10%, due on varying dates in 2004 and 2005 (B) (C) (D)	425,000	689,000

Promissory note payable with interest at 10% due June 10, 2004	0	100,000

Advance payable to a related party (C)	0	40,000

Totals	425,000	1,127,481

- F - 17 -

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2004 and 2003 (Continued)

Note 9 - Notes Payable (Continued)

	2004	2003

Less:
Unamortized discounts attributable to warrants and beneficial conversion rights issued with certain promissory notes payable	0	(60,368)

Current portion of notes payable	(400,000)	(281,000)

Notes payable - long-term portion	$25,000	$ 786,113

(A) The notes were convertible into shares of the Company's common stock at prices that ranged from $.10 to $.20 per share. The Company issued notes in the principal amount of $78,500 and $127,481 in the years ended November 30, 2004 and 2003, respectively. In addition, the Company issued a total of 18,644,812 warrants to purchase common stock exercisable at $.10 per share to the lenders on the respective dates of the issuances of the notes including 1,209,812 and 2,116,250 in the years ended November 30, 2004 and 2003, respectively. These warrants may only be exercised if the note is converted. The Company initially increased additional paid-in capital by $127,236 in 2002, based on the estimated fair values of the warrants (the fair market values of warrants issued in 2003 and 2004 were not material) and reduced the carrying value of the convertible promissory notes payable by the same amount for the debt discount attributable to the fair value of the warrants. In addition, after the initial allocation of the loan proceeds to the relative fair values of the warrants and the notes in 2002, the fair value of the Company's common stock exceeded the effective conversion price of certain notes on their respective dates of issuance. Such excess, which represents beneficial conversion rights, totaled $39,837, which the Company recorded by increasing both debt discount and additional paid-in capital by that amount. The debt discount attributable to the warrants and the beneficial conversion rights was being amortized to interest expense over the term of the convertible notes. During 2004, notes with a carrying value of $224,376 ($205,981 of principal and $18,395 of accrued interest) were converted into 1,874,691 shares of common stock. During 2003, notes with a carrying value of $769,800 ($678,000 of principal and $91,800 of accrued interest) were converted into 5,143,332 shares of common stock.

(B) These notes are convertible into shares of the Company's common stock at prices that range from $.10 to $.20 per share. During 2004, notes with a carrying value of $370,029 ($294,000 of principal and $76,029 of accrued interest) were converted into 2,009,692 shares of common stock. During 2003, notes with a carrying value of $181,937 ($157,000 of principal and $24,937 of accrued interest) were converted into 1,426,215 shares of common stock.

- F - 18 -

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2004 and 2003 (Continued)

Note 9 - Notes Payable (Continued)

(C) This advance from a related party was converted in January 2004 into a convertible promissory note bearing interest at 10% that is included with the other outstanding convertible notes at November 30, 2004.

(D) The Company is obliged to register for resale under the Securities Act of 1933 all of the shares issued upon conversion of these notes and the exercise of warrants issued in connection with these notes.

Interest expense of $85,950 and $175,209 and amortization of debt discount of $60,368 and $251,351 were attributable to notes payable to related parties in the fiscal years ended November 30, 2004 and 2003, respectively.

The maturities of notes payable in years subsequent to November 30, 2004 are as follows:

Year Ending November 30	Amount

2005	$400,000
2006	25,000

Total	$425,000

Note 10 - Warrants

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

In addition to the warrants to purchase 785,000 shares of the Company's common stock exercisable at $.10 per shares issued to the investor and warrants issued in connection with notes payable issued in the year ended November 30, 2004 described above, the Company issued warrants to purchase 696,667 shares of common stock for financial consulting services rendered at exercise prices ranging from $.06 to $.12 per share, warrants to purchase 5,000,000 shares of common stock in connection with the sale of convertible preferred stock and warrants to purchase 800,000 shares of common stock to the placement agent for the sale of the preferred stock during the year ended November 30, 2004. The warrants issued to the consultants will expire from January 2008 to January 2013. The Company recognized consulting fee expense of $ 402,437 for the fair value of the warrants determined using the Black-Scholes option pricing model. The warrants issued in connection with the sale of preferred stock will expire in July 2007. These warrants are exercisable at the lowest of (i) the average of the ten closing prices of the common stock on the OTC Bulletin Board during the 10 trading days immediately preceding the exercise date, or (ii) $.20 per share which was the closing price of the common stock on July 13, 2004, the date of issuance of the warrants.

- F - 19 -

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2004 and 2003 (Continued)

Note 10 - Warrants (Continued)

During the year ended November 30, 2004, 1,130,000 warrants were exercised at $.10 per share. No warrants were exercised during the year ended November 30, 2003. As of November 30, 2004 and November 30, 2003, warrants to purchase 26,342,729 and 21,622,917 shares of common stock were outstanding and exercisable at $.06 to $.20 per share and $.06 to $.10 per share, respectively.

Note 11 - Preferred Stock

The Company's Board of Directors has the authority, without further action by the stockholders, to issue up to 2,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares of preferred stock. The Board of Directors has designated 20,000 shares as Series I convertible preferred stock. On July 13, 2004, the Company completed a private placement of Series I convertible preferred stock. A total of 20,000 shares were sold to accredited investors at a price of $100 per share. The Series I shares are convertible at any time into common stock at 80% of the average trading price of the lowest three inter-day trading prices of the common stock for the ten days preceding the conversion date, but at an exercise price of no more than $.20 per share and no less than $.05 per share. The conversion of the Series I preferred stock is limited to 9.99% of the Company's common stock outstanding on the date of conversion. The Series I preferred stock does not have voting rights. The purchasers also received warrants to acquire up to 5,000,000 shares of the Company's common stock. The terms associated with the warrants are described in Note 10. In the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding share of Series I convertible preferred stock shall be entitled to be paid first out of the assets of the Company available for distribution to stockholders, an amount equal to $100 per share of Series I convertible preferred stock held. After such payment has been made in full, such holders of Series I convertible preferred stock shall be entitled to no further participation in the distribution of the assets of the Company.

Proceeds to the Company were $1,714,149, net of $285,851 of issuance costs, of which $902,388 was assigned to the 5,000,000 warrants, utilizing the Black-Scholes option pricing model. The terms associated with the warrants are described in Note 10. In connection with the issuance of the Series I convertible preferred stock and warrants, the Company recorded 1,721,144 related to the beneficial conversion feature on the Series I convertible preferred stock as a deemed dividend, which increased additional paid-in capital. The preferred stock issued included a beneficial conversion feature because the effective conversion price of the Series I convertible preferred stock was less than the fair value of the common stock on the date of issuance. The deemed dividend of $1,721,144 increased the loss applicable to common stockholders in the calculation of basic loss per common share.

- F - 20 -

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2004 and 2003 (Continued)

Note 11 - Preferred Stock (Continued)

During fiscal 2004, 2,000 shares of preferred stock were converted into 1,222,222 shares of common stock.

Note 12 - Common Stock Reserved for Future Issuance

At November 30, 2004 and 2003, the Company had reserved 48,211,056 and 35,385,430 shares of common stock, respectively, for potential future issuances upon exercise of outstanding warrants and options, and conversion of convertible notes payable outstanding as follows:

	November 30, 2004	November 30, 2003

Warrants (Note 10)	26,342,729	21,622,917
Stock options (Note 13)	7,503,000	8,198,334
Preferred stock (Note 11)	12,198,660	0
Convertible notes (Note 9)	2,166,667	5,564,179

Totals	48,211,056	35,385,430

At November 30, 2004, warrants to purchase 2,166,667 shares will become exercisable when related convertible notes payable are converted. All of the other warrants are exercisable in whole or in part, at any time and from time to time on or before the expiration date. These warrants are or will be exercisable at $.06 to $.20 per share and expire at various dates from November 2005 through 2014.

Note 13 - Stock Compensation Plans

2000 Stock Incentive Plan: Effective February 15, 2000, the Company adopted a 2000 Stock Incentive Plan and a 2000 Employee Benefit Plan which authorizes the granting of shares and options to employees, outside directors, consultants, and vendors. The 2000 Stock Incentive Plan and 2000 Employee Benefit Plan were approved by shareholders at the May 2000 annual meeting. Under the Plans, awards are made in the form of restricted shares or options, which may constitute incentive stock options ("ISO") or nonstatutory stock options ("NSO"). Only employees of the Company are eligible for the grant of incentive stock options. The total number of options and restricted shares that could have been awarded under the 2000 Stock Incentive Plan initially was 5,000,000. As of the first day of each calendar year commencing January 1, 2001, this total will automatically increase by 2% of the total number of common shares then outstanding or 500,000 shares, whichever is less. The option price, number of shares, grant date, and vesting period are determined at the discretion of the Company's Board of Directors. The exercise price of each ISO granted under the plan must equal 100% of the market price of the Company's stock on the date of grant. The exercise price of each NSO grant under the plan cannot be less than 85% of the market price of the Company's stock on the date of grant. An option's maximum term is 10 years. As of November 30, 2004, the total number of options that were authorized for issuance under the 2000 Stock Incentive Plan had increased from 5,000,000 shares to 7,000,000. However, the Company has issued more options than were authorized under the 2000 Stock Incentive Plan. This was necessary to provide an incentive to key employees to stay with the Company or one of its subsidiaries. The Company obtained stockholders' approval for an increase in the number of options authorized for issuance at its stockholders' meeting.

- F - 21 -

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2004 and 2003 (Continued)

Note 13 - Stock Compensation Plans (Continued)

2000 Employee Benefit Plan: On July 3, 2000, the Company filed with the Securities and Exchange Commission an S-8 registration statement (the "Registration Statement") in respect of its 2000 Employee Benefit Plan to register 35,000,000 shares of the Company's common stock issuable under the plan. One or more Performance Awards may be granted under the plan to any eligible person providing services to or for the Company. The value of such awards may be linked to the market value, book value or other measure of the value of the common stock or other specific performance criteria determined appropriate by the Board of Directors or the Compensation Committee (the "Committee"). The Board or the Committee may approve stock payments to eligible persons who elect to receive such payments in the manner determined by the Board or the Committee. The total number of shares that can be awarded under the 2000 Employee Benefit Plan is 35,000,000.

Prior to 2000, the Company had issued options with terms of up to 10 years and exercise prices of $.10 per share (the fair market value at the respective dates of grant) to various employees, officers and directors of the Company in return for various services rendered to the Company. None of these options remained outstanding at November 30, 2004 and 2003. Changes during the years ended November 30, 2004 and 2003 in stock options outstanding with respect to the 2000 plans for the Company were as follows:

	2004		2003

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	8,198,334	$0.10	9,555,000	$0.12
Granted	500,000	$0.61	2,350,000	$0.09
Expired	(3,083,334)	$0.10	(1,263,500)	$0.12
Exercised	(512,000)	$0.20	(2,443,166)	$0.11

Options outstanding at end of year	5,103,000	$0.14	8,198,334	$0.11

Options exercisable at end of year	3,216,889		5,768,890

- F - 22 -

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2004 and 2003 (Continued)

Note 13 - Stock Compensation Plans (Continued)

The following table summarizes information about stock options outstanding for the 2000 plans at November 30, 2004, all of which are at fixed prices:

Range of Exercise Prices	Number Outstanding At 11/30/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 11/30/04

$.06 - $.08	3,413,000	2.45 yrs	0.08	2,054,668
$.115 - $.20	1,190,000	1.31 yrs	0.13	1,037,222
$.51 - $.70	500,000	2.17 yrs	0.61	125,000

	5,103,000			3,216,890

2004 Equity Incentive Plan: Effective June 16, 2004, the Company adopted an equity incentive plan, which authorizes the granting of stock awards to employees, directors, and consultants. The purpose of the plan is to provide a means by which eligible recipients of stock awards may be given the opportunity to benefit from increases in the value of the common stock through granting of incentive stock options, nonstatutory stock options, stock purchase awards, stock bonus awards, stock appreciation rights, stock unit awards and other stock awards. The shares of common stock may be issued pursuant to stock awards shall not exceed in the aggregate 15,000,000 shares of common stock plus an annual increase to be added of the first day of each Company fiscal year, beginning in 2005 and ending in (and including) 2013, equal to the lesser of the following amounts: (a) 15% of the Company's outstanding shares of common stock on the day preceding the first day of such fiscal year; (b) 25,000,000 shares of common stock; or (c) an amount determined by the Board. Incentive stock options may be granted only to employees. The exercise price of each ISO granted under the plan must equal 100% of the market price of the Company's stock on the date of the grant. A 10% stockholder shall not be granted an incentive stock option unless the exercise price of such option is at least 110% of the fair market value of the common stock on the date of the grants and the option is not exercisable after the expiration of five years from the date of the grant. The Board, in its discretion, shall determine the exercise price of each nonstatutory stock option. An option's maximum term is 10 years.

Changes during the year ended November 30, 2004 in stock options outstanding with respect to the 2004 plan for the Company were as follows:

	Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	0	$0.00
Granted	2,400,000	$0.26
Expired	0	$0.00
Exercised	0	$0.00

Options exercisable at end of year	2,400,000	$0.26

- F - 23 -

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2004 and 2003 (Continued)

Note 13 - Stock Compensation Plans (Continued)

The following table summarizes information about stock options outstanding for the 2004 plan at November 30, 2004, all of which are at fixed prices:

Range Of Exercise Prices	Number Outstanding At 11/30/2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 11/30/2004

$0.21 - $0.50	2,400,000	4.79 yrs.	$0.26	212,500

SFAS 123 provides for the use of a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic value method of accounting prescribed by APB 25. Entities electing to continue to use the intrinsic value method must make pro forma disclosures of net income or loss and earnings or loss per share as if a fair value method of accounting had been applied. In accordance with SFAS 123 and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The Company and Xenogenics, its subsidiary (see Note 14), have elected to continue to account for their stock options issued to employees under APB 25. Since the exercise price of all of the options granted by the Company and its subsidiary to their employees has been equal to or greater than fair value, the Company has not recognized any earned or unearned compensation cost in its consolidated financial statements in connection with those options. The Company's historical net loss and basic net loss per share, and pro forma net loss and basic net loss per share, for the years ended November 30, 2004 and 2003 assuming compensation cost had been determined based on the fair value of all options at the respective dates of grant using a pricing model consistent with the provisions of SFAS 123 are set forth below:

	2004	2003

Net loss applicable to common stockholders as reported	$(3,460,140)	$(1,984,053)
Stock-based employee compensation expense assuming a fair value based method has been used for all awards	148,230	248,082

Net loss - pro forma	$(3,608,370)	$(2,232,135)

Basic loss per share as reported	$(.03)	$(.02)

Basic loss per share - pro forma under SFAS 123	$(.03)	$(.02)

The fair value of each option granted by the Company was estimated on the date of grant using the Black-Scholes option pricing model, as permitted by SFAS 123, with the following weighted-average assumptions used for the years ended November 30, 2004 and 2003 as follows:

	2004	2003
Dividend yield	0%	0%
Expected volatility	135%	84%
Risk-free interest rate	2.9%	2.9%
Expected lives	5.0 years	3.0 years

- F - 24 -

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2004 and 2003 (Continued)

Note 13 - Stock Compensation Plans (Continued)

In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No.123(R)("SFAS 123R"), "Share Based Payments", which amends SFAS 123 and will be effective for public companies that are small business filers for interim or annual periods beginning after December 15, 2005. The new standard will require us to expense employee stock options and other share-based payments. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

Note 14- Xenogenics Subsidiary and Minority Interest

As of November 30, 2004 and 2003, the Company owned 56.4% of the 2,659,004 outstanding common shares of Xenogenics, one of its subsidiaries.

Xenogenics had options to acquire 211,556 shares at $1.00 per share outstanding as of November 30, 2004 and 2003. The options had a weighted average contractual life of 2.5 years as of November 30, 2004.

Note 15- Subsequent Events

On February 10, 2005 the Company completed a private placement offering. Pursuant to subscription agreements, originally signed on January 29, 2005 and subsequently amended on February 10, 2005, with 11 accredited investors, the Company received an aggregate of $4,000,000 and issued an aggregate of 26,666,668 shares of common stock; three year warrants to purchase an aggregate of 18,000,000 shares of stock at $.20 per share; and three year warrants to purchase an aggregate of 8,000,000 shares of common stock at $.30 per share, pursuant to Regulation D of the Securities Act of 1933, as amended. In connection with the offering, the Company entered into a registration rights agreement with the investors and agreed to file a registration statement for the resale of the common stock and the shares issuable upon exercise of the warrants within 90 days of the date of the agreement. Pursuant to the terms of the registration rights agreement, the Company is required to have the registration statement declared effective by the Securities and Exchange Commission within 150 days from the date of filing. Effective February 10, 2005 in conjunction with this offering the Company entered into a series of standstill agreements, originally signed on January 29, 2005 and subsequently amended on February 10, 2005, with 27 of its security holders, including seven members of the Board of Directors, wherein the security holders have agreed not to exercise an aggregate of 25,635,500 options and warrants to purchase shares of common stock, until such time as the Company has obtained stockholder approval to amend its certificate of incorporation to provide for additional authorized shares of common stock.

- F - 25 -

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2004 and 2003 (Continued)

Note 15- Subsequent Events (Continued)

The Company also entered into an agreement on January 29, 2005, subject to the completion of the private placement described above, with Anthony J. Cataldo to serve as the Company's non-executive Co-Chairman of the Board and to provide consulting services in the field of fundraising on behalf of the Company. The agreement is for a term of three years and provides for Mr. Cataldo to receive a non-statutory stock option to purchase 250,000 shares of the Company's common stock at an exercise price of $.28 per share. Additionally, Mr. Cataldo will receive a monthly cash consulting fee of $15,000 and a one-time cash payment of $150,000 as compensation for services performed in connection with capital fundraising by the Company. Mr. Cataldo also was granted a five-year warrant to purchase 10,000,000 shares of the Company's common stock at $.28 per share. One half of the warrants become exercisable in equal monthly installments over the three year vesting period and the remainder become exercisable within 30 days of the Company closing an additional equity financing arranged by Mr. Cataldo of at least $10,000,000, provided that the warrant will not be exercisable until the Company's shareholders approve an increase in the Company's authorized common stock.

As of February 1, 2005, subject to the completion of the private placement described above, the Company entered into an agreement with Stephen Chang, Ph. D. to serve as the Company's President. The agreement provides that Dr. Chang will be employed at will by the Company, however in the event that the Company terminates the agreement without cause or Dr. Chang terminates the agreement for good reason, as set forth in the agreement, Dr. Chang will be entitled to receive severance pay in the form of 6 months compensation. The agreement further provides that Dr. Chang will receive $15,000 per month comprised of $10,000 in cash and $5,000 per month in shares of the Company's common stock issued under the 2004 Equity Incentive Plan (the "Plan"), calculated at the fair market value on the date of grant on a quarterly basis. The agreement also provides for Dr. Chang to receive incentive stock options to purchase 5,000,000 shares of the Company's common stock at an exercise price of $.28 per share (the "Option"), the fair market value of the Company's common stock on date of grant, under the Company's Plan. Subject to the terms of the Plan, the Option will be exercisable for a period of five years and vest monthly over a three year term as of the effective date of the agreement in equal increments.

- F - 26 -