Form 10QSB
period 2005-02-28
Multicell Technologies Inc.
filed 2005-04-14
CIK 811779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549 FORM 10-QSB
(X)	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended February 28, 2005.

( )	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number 0-16354

MULTICELL TECHNOLOGIES, INC. (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	52-1412493 (IRS Employer ID No.)

55 Access Rd. Suite 700 Warwick, Rhode Island 02886 (Address of principal executive offices)

(401) 738-7560 (Issuer's telephone number, including area code)

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X ]   No  [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 158,049,284 shares of Common Stock, $0.01 par value as of March 23, 2005.

- 1 -

PART I  FINANCIAL INFORMATION - Item 1.  Financial Statements
MULTICELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2005	November 30, 2004
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$5,273,405	$1,311,879
Accounts and royalties receivable	106,897	94,518
Current portion of notes receivable	0	595,000
Other current assets	128,292	35,143

Total current assets	5,508,594	2,036,540

Equipment and improvements, net	101,080	106,078
License agreement, net of accumulated amortization of $457,994 and $424,886	1,975,399	2,008,507
Other assets	98,142	98,142

Total Assets	$7,683,215	$4,249,267

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$739,643	$478,310
Current portion of related party notes payable	400,000	400,000
Current portion of deferred income	119,486	119,486
Other current liabilities	140,822	130,959

Total current liabilities	1,399,951	1,128,755

Non-current liabilities:
Notes payable, net of current portion	0	25,000
Deferred income, net of current portion	565,861	595,733
Other liabilities	0	4,733

Total non-current liabilities	565,861	625,466

Total liabilities	1,965,812	1,754,221

Minority interest	139,166	142,788

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01par value: 1,000,0000 shares authorized, 15,000 and 18,000 shares designated as Series I Convertible Preferred issued and outstanding, liquidation value $100 per share	150	180
Common stock, $.01 par value: 200,000,000 shares authorized, 156,040,914 and 125,483,441 shares issued and outstanding	1,560,407	1,254,832
Additional paid-in capital	26,821,780	21,784,368
Deferred compensation costs	(1,435,366)	0
Accumulated deficit	(21,368,734)	(20,687,122)

Total stockholders' equity	5,578,237	2,352,258

Total Liabilities and Stockholders' Equity	$7,683,215	$4,249,267

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended February 28, 2005 and February 29, 2004

	2005	2004

Revenue	$41,822	$181,874

Operating expenses:
Selling, general and administrative	576,332	568,439
Research and development	115,819	224,298
Depreciation and amortization	40,000	40,776

Total operating expenses	732,151	833,513

Operating loss	(690,329)	(651,639)

Other income (expense):
Interest expense	(10,130)	(22,513)
Amortization of discount on notes payable	0	(13,555)
Interest income	10,225	19,433
Amortization of discount on notes receivable	5,000	7,500
Minority interest in net loss of subsidiary	3,622	0

Total other income (expense)	8,717	(9,135)

Net loss	$(681,612)	$(660,774)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	135,626,130	118,635,742

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended February 28, 2005 and February 29, 2004

	2005	2004

Cash flows from operating activities:
Net loss	$(681,612)	$(660,774)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	40,000	40,776
Amortization of discount on notes receivable	(5,000)	(7,500)
Amortization of discount on notes payable	0	13,555
Amortization of deferred compensation	41,010	24,916
Common stock issued for services	70,529	18,530
Warrants issued for services	20,740	413,300
Options issued for services	41,369	0
Minority interest in net loss of subsidiary	(3,622)	0

Changes in operating assets and liabilities:
Accounts and royalties receivable	(12,379)	1,589
Other current assets	(30,928)	180
Accounts payable and accrued expenses	261,333	(96,320)
Other current liabilities	9,863	(24,071)
Deferred income	(29,872)	(176,299)
Other liabilities	268	(16,692)

Net cash used in operating activities	(278,301)	(468,810)

Cash flows from investing activities:
Purchase of equipment	(1,894)	(4,279)
Principal payments on notes receivable	600,000	0

Net cash provided by (used in) investing activities	598,106	(4,279)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	3,441,721	0
Proceeds from notes payable	0	78,500
Payments of notes payable	0	(125,000)
Proceeds from exercised warrants	200,000	94,360

Net cash provided by financing activities	3,641,721	47,860

Net increase (decrease) in cash and cash equivalents	3,961,526	(425,229)
Cash and cash equivalents, beginning of period	1,311,879	1,058,960

Cash and cash equivalents, end of period	$5,273,405	$633,731

See accompanying notes to condensed consolidated financial statements.

- 5 -

MULTICELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONT.
For the Three Months Ended February 28, 2005 and February 29, 2004

	2005	2004

Non-cash Transactions:
Deferred compensation arising from issuance of warrants to a consultant	$1,476,376
Conversion of convertible notes payable into common stock	$30,000	$320,404

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell Technologies, Inc. (formerly Exten Industries, Inc. prior to April 1, 2004) and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for Form 10-QSB. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended November 30, 2004 (the "Form 10-KSB") previously filed with the SEC. The results of operations for the three month period ended February 28, 2005 are not necessarily indicative of the operating results anticipated for the fiscal year ending November 30, 2005.

REVENUE RECOGNITION

The Company's revenues have been generated primarily from contractual research activities and royalties on the license for the sale of cells through its sale and distribution agreement with XenoTech LLC ("XenoTech") (see Note 6 in the Form 10-KSB). Management believes such sources of revenue will be part of the Company's ongoing operations. The Company applies the guidance provided by SEC Staff Accounting Bulletin Topic 13, "Revenue Recognition" ("Topic 13"). Under the provisions of Topic 13, the Company recognizes revenue from commercial and government research agreements as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable and the collection of the contracted amounts is reasonably assured. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. Deferred revenues associated with services expected to be performed within the 12 - month period subsequent to the balance sheet date are classified as a current liability. Deferred revenues associated with services expected to be performed at a later date are classified as non-current liabilities.

The Company has elected not to recognize revenue based on the $2.1 million minimum royalty amount for the current fiscal year, as the agreement requires such minimums to be paid by XenoTech as a condition of their exclusivity. As XenoTech could elect not to pay this amount and thereby lose exclusivity, the Company has not recognized revenues based on the minimum royalties. To date XenoTech's revenues have not approached the level required to meet the minimum royalty payments as defined in the agreement. It is the Company's belief that the collectibility of such minimum amount is not reasonably assured. As a result, the Company has only recognized royalties based on the XenoTech's actual sales for the period.

2.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest totaled $10,130 and $22,514 for the three month period ended February 28, 2005 and February 29, 2004, respectively.

3.  NOTES PAYABLE

Notes payable as of November 30, 2004 of $425,000 was comprised of two convertible notes payable to related parties with interest at 10%, due on varying dates in 2004 and 2005.

During the three months ended February 28, 2005, one of the convertible notes (see Note 9 in the Form 10-KSB) with a principal balance of $25,000 plus accrued interest of $5,000 was converted into 200,000 shares of the Company's common stock at a conversion price of $.15 per share.

MULTICELL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.  NOTES PAYABLE (continued)

As of February 28, 2005, the Company had reserved 2,704,110 shares of common stock for issuance upon conversion of the remaining related party note payable with a carrying value of $400,000 and accrued interest of $140,822 at a conversion price of $.20 per share.

4.  PREFERRED STOCK

The Company's Board of Directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares of preferred stock. The Board of Directors has designated 20,000 shares as Series I convertible preferred stock. On July 13, 2004, the Company completed a private placement of Series I convertible preferred stock. A total of 20,000 shares were sold to accredited investors at a price of $100 per share. The Series I shares are convertible at any time into common stock at 80% of the average trading price of the lowest three inter-day trading prices of the common stock for the ten days preceding the conversion date, but at an exercise price of no more than $.20 per share and no less than $.05 per share. The conversion of the Series I preferred stock is limited to 9.99% of the Company's common stock outstanding on the date of conversion. The Series I preferred stock does not have voting rights. The purchaser also received warrants to acquire up to 5,000,000 shares of the Company's common stock. The terms associated with the warrants are described in Note 6 herein. In the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding share of Series I preferred stock shall be entitled to be paid first out of the assets of the Company available for distribution to stockholders, an amount equal to $100 per share of Series I convertible preferred stock held. After such payment has been made in full, such holders of Series I convertible preferred stock shall be entitled to no further participation in the distribution of the assets of the Company.

During the quarter ended February 28, 2005, the preferred stockholders converted 3,000 preferred shares into 1,500,000 shares of common stock at a conversion price of $.20 per share and as a result, the par value of the preferred stock was reduced by $30, the par value of the common stock was increased by $15,000 and additional paid -in-capital was decreased by $14,970. As of February 28, 2005, the Company had reserved 7,500,000 shares of common stock for issuance upon the conversion of preferred shares.

5.  COMMON STOCK, STOCK OPTIONS AND LOSS PER SHARE

On February 10, 2005, the Company completed a private placement offering. Pursuant to subscription agreements, originally signed on January 29, 2005 and subsequently amended on February 10, 2005, with 11 accredited investors, the Company received an aggregate of $4,000,000 and issued an aggregate of 26,666,668 shares of common stock; three year warrants to purchase an aggregate of 18,000,000 shares of common stock at $.20 per share and three year warrants to purchase an aggregate of 8,000,000 shares of common stock at $.30 per share, pursuant to Regulation D of the Securities Act of 1933, as amended. After deducting issuance costs of $558,279 the Company received net proceeds of $3,441,721. In connection with the offering, the Company entered into a registration rights agreement with the investors and agreed to file a registration statement for the resale of the common stock and the shares issuable upon exercise of the warrants within 90 days of the date of the agreement. Pursuant to the terms of the registration rights agreement, the Company is required to have the registration) statement declared effective by the Securities and Exchange Commission within 150 days from the date of filing. Effective February 10, 2005, in conjunction with this offering, the Company entered into a series of standstill agreements, originally signed on January 29, 2005 and subsequently amended on February 10, 2005, with 27 of its security holders, including seven members of the Board of Directors, wherein the security holders have agreed not to exercise an aggregate of 25,635,500 options and warrants to purchase shares of common stock, until such time as the Company has obtained stockholder approval to amend its certificate of incorporation to provide for additional authorized shares of common stock.

MULTICELL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.  COMMON STOCK, STOCK OPTIONS AND LOSS PER SHARE (continued)

During the three months ended February 28, 2005, the Company issued 440,805 shares of common stock for directors and professional fees totaling $70,529 which was charged to selling, general and administrative expenses based on the market value of the shares at the date of issuance.

During the three months ended February 28, 2005, the Company granted options to purchase 5,200,000 shares of common stock to two officers at $.16 and $.28 per share which was the fair market value at the date of grant. The Company also granted options to purchase 50,000 shares of common stock to a consultant at exercise prices ranging from $.16 to $ .28 per share. The Company also granted options to purchase 250,000 shares of common stock to a new member of the Company's Board of Directors, who is also a consultant at an exercise price of $.28 per share. The Company recorded aggregate charges of $41,369 to selling, general and administrative expenses during the three months ended February 28, 2005 based on the fair value of the shares issued to the consultant and the Board member as determined by the Black- Scholes option pricing model.

Changes during the three months ended February 28, 2005 in stock options outstanding for the Company were as follows:

Options outstanding at November 30, 2004	7,503,000
Granted	5,500,000

Options outstanding at February 28, 2005	13,003,000

The Company accounts for stock options granted to employees based on their intrinsic values under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations", and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", and the provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123" (see Note 13 in the Form 10-KSB). Since the exercise price of the options granted by the Company and its subsidiary to their employees has been equal to or greater than fair value, the Company has not recognized any earned or unearned compensation cost in its consolidated financial statements in connection with those options. The Company's historical net loss, basic and diluted net loss per share, pro forma net loss and basic and diluted net loss per share for the three months ended February 28, 2005 and February 29, 2004 assuming compensation cost has been determined based on the fair value of all options at the respective dates of grant using a pricing model consistent with the provisions of SFAS 123 and amortized over the vesting period are set forth below:

	Three Months Ended

	February 28, 2005	February 29, 2004

Net loss applicable to common stockholders - as reported	$(681,612)	$(660,774)

Deduct: stock-based employee compensation expense assuming a fair value based method has been used for all awards	(92,979)	(42,773)

Net loss - pro forma	$(774,591)	$(703,547)

Basic and diluted net loss per common share - as reported	$(0.01)	$(0.01)

Basic and diluted net loss per common share - pro forma	$(0.01)	$(0.01)

MULTICELL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.  COMMON STOCK, STOCK OPTIONS AND LOSS PER SHARE (continued)

The fair value of each option granted by the Company for the pro forma computations above and each warrant issued by the Company for consulting services (see Note 6 herein) during the three months ended February 28, 2005 was determined using the Black-Scholes option pricing method with the following weighted average assumptions: dividend yield at 0%, expected volatility at 64%, risk-free interest rate of 2.91%, and expected lives of 5 years.

As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options over the vesting period beginning with its fiscal quarter ending May 31, 2006.

The Company incurred losses for the three months ended February 28, 2005 and February 29, 2004. The assumed effects on loss per share of the exercise of outstanding stock options and warrants and the conversion of convertible notes payable and convertible preferred stock were anti-dilutive and, accordingly, diluted per share amounts equal basic loss per common share amounts. The total number of common shares potentially issuable upon exercise or conversion excluded from the calculation of diluted loss per share was 84,349,839 and 35,349,083 for the three months ended February 28, 2005 and February 29, 2004 respectively.

6.  WARRANTS

On December 7, 2004, the Board of Directors voted to approve the issuance of 550,000 three year warrants at $.01 per share to an investor relations firm for consulting services to be rendered over a twelve month period commencing December 1, 2004. The fair value of the warrants determined using the Black-Sholes option pricing model was $82,961. This amount will be recognized as a charge to expense over a twelve month period commencing December 1, 2004.

In addition, upon completion of the private placement of common stock and warrants described in Note 5 herein, the Company issued to its non-executive Co-Chairman of the Board a five-year warrant to purchase 10,000,000 shares of the Company's common stock at $.28 per share. The warrants become exercisable in equal monthly installments over a three year vesting period. Vesting will be accelerated on one-half of the warrants to within 30 days of the Company closing an additional equity financing arranged by the non- executive Co- Chairman of the Board of at least $10,000,000, provided that the warrants will not be exercisable until the Company's stockholders approve an increase in the Company's authorized common stock. The Company recognized deferred compensation of $1,476,376 for the fair value of the warrants determined using the Black-Sholes option pricing model. The compensation will be recognized as a charge to expense ratably over the three year contract period commencing February 1, 2005.

During the three months ended February 28, 2005, a total of 36,550,000 warrants were issued at prices ranging from $.01 to $.30 and 1,750,000 warrants were exercised at prices ranging from $.10 to $.12 per share. As of February 28, 2005, warrants to purchase 61,142,729 shares of common stock were outstanding and exercisable at $.01 to $.30 per share.

7.  GRANT INCOME

In July 2003 the Company was awarded a grant by the National Institutes of Health to improve the function of the cell line. The Company began the project in July, 2004. The total federal award amounted to $139,314. The project period expired on December 31, 2004. During the three months ended February 28, 2005, the Company received $36,256 under the grant and has accounted for this as an offset to research and development expenses for the period.

MULTICELL TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.  SUBSEQUENT EVENT

On April 6, 2005, the Company entered into a three year sublease agreement for new research and administrative facilities. Basic rental commitments under the sublease agreement are $94,724, $100,296 and $105,868, respectively. The sublease agreement also provides for an optional three year renewal period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

This Quarterly Report on Form 10-QSB contains forward-looking statements that involve a number of risks and uncertainties as well as assumptions that if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Although the Company's forward looking statements reflect the good faith judgment of our management, these statements can only be based on facts and the factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Overview

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

MultiCell's technology can be also be used as a production system for developing and manufacturing antibodies or proteins by inserting DNA encoding for a particular protein into liver cells. These modified liver cells will grow further and secrete the desired antibody or protein, which can then be used for pre-clinical research or developed for therapeutic proteins.

In August 2003 we signed an exclusive manufacturing and distribution license agreement for two of our cell lines with XenoTech, LLC. The agreement was for a seven year term, of which five years and five months remain, with minimum remaining royalties of $17.2 million due the Company in order for XenoTech to maintain exclusivity. The Company has elected not to recognize revenue based on the $2.1 million minimum royalty amount for the current fiscal year, as the agreement requires such minimums to be paid by XenoTech as a condition of their exclusivity. As XenoTech could elect not to pay this amount and thereby lose exclusivity, the Company has not recognized revenues based on the minimum royalties. To date XenoTech's revenues have not approached the level required to meet the minimum royalty payments as defined in the agreement. It is the Company's belief that the collectibility of such minimum amount is not reasonably assured. As a result, it has only recognized royalities based on the XenoTech's actual sales for the period.

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

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations. The condensed consolidated financial statements and notes thereto herein and the consolidated financial statements and notes thereto in our annual report on Form 10-KSB for the year ended November 30, 2004, contain detailed information that should be referred to in conjunction with this discussion.

Quarter Ended February 28, 2005 Compared to the Quarter Ended February 29, 2004

Revenue.  Total revenue for the three months ended February 28, 2005 was $41,822 as compared to revenue of $181,874 for the same quarter in the prior fiscal year, a decrease of $140,052. In the comparable quarter of the prior year $131,250 was recognized as amortization of the $700,000 royalty prepayment made by XenoTech for the first 16 month royalty period. This prepayment period ended November 30, 2004. Revenues under the XenoTech agreement commencing December 1, 2004 are being recognized based on the agreement's royalty percentage applied to XenoTech's actual sales for the period.

Operating Expenses.  Total operating expenses for the three months ended February 28, 2005 were $732,151 representing a decrease of $101,362 as compared to the same quarter in the prior fiscal year. This decrease results from a decrease in research and development expenses as a result of the Company receiving $36,256 under the National Institute of Health grant. The grant was accounted for as an offset to research and development expenses for the period. Research and development expenses were also lower than the comparable period of the prior year as bonuses were not awarded during the current year to research and development personnel.

Other income/expense.  Interest expense for the three months ended February 28, 2005 was $10,130, which represents a decrease of $12,383 over the same quarter in the prior fiscal year. This decrease was attributable to a reduction in the outstanding debt through payments and conversions of convertible notes and accrued interest into the Company's common stock. Interest income for the quarter ended February 28, 2005, was $10,225, as compared to $19,433 in the previous year's quarter. This decrease is attributable to the repayment of the 10% note receivable in January, 2005.

Net Loss.  Net loss for the three months ended February 28, 2005, was $681,612 as compared to a net loss of $660,774 for the same quarter in the prior fiscal year, representing an increase in the net loss of $20,838. This increase in the net loss is primarily attributable to a decrease in revenue as described above, offset by a reduction in research and development costs for the period.

Liquidity and Capital Resources

The Company's cash needs have been managed primarily through the issuance of debt or equity instruments. During the three months ended February 28, 2005, we had a net loss of $681,612. As a result of the inclusion of non-cash charges for services paid through the issuance of common stock, options and warrants with a fair value of $132,638: depreciation and amortization of equipment and improvements and amortization of a license agreement of $40,000, amortization of deferred compensation of $41,010, an increase in accounts payable and accrued expenses of $261,333, net of the effects of deferred income of $29,872 recognized in revenue, and an increase in other current assets of $30,928, our cash used in operating activities totaled $278,301. During the period we were able to issue common stock for aggregate proceeds, net of issuance costs of $3,441,721, convert other notes and accrued interest of $30,000 to common stock, receive proceeds of $200,000 from the exercise of options and warrants, and collect on a note receivable and related interest of $605,000.

In February 2005, the Company completed a $4,000,000 private placement resulting in net proceeds of $3,441,721 in exchange for the issuance of 26,666,668 shares of common stock and related warrants as described in Note 5. This cash substantially improved the Company's liquidity position. As of February 28, 2005, the Company had a cash balance of $5,273,405 and working capital balance of $4,108,643, of which $119,486 is attributable to deferred income, which is included in current liabilities that arose from prepayment made by XenoTech under the license agreement that will be recognized in revenue over the term of the agreement. The Company is maintaining a conservative fiscal policy until it can ascertain whether the level of royalty payments meet or exceed the annual minimums.

ITEM 3.  CONTROLS AND PROCEDURES

(A)  Evaluation and Disclosure Controls and Procedures

As of February 28, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and President who is also the Treasurer, and the CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the above, concluded that the Company's disclosure controls and procedures were effective as of February 28, 2005. The Company's Form 10-QSB for the quarter ended May 31, 2004 reported that the Company's CEO, who at the time was also serving as the Acting Chief Financial Officer (the "Evaluating Officer") had concluded that more effective disclosure controls and procedures needed to be set in place regarding the timely recording and reporting of the Company's issuance of stock options and other equity instruments. In response, during the fiscal quarter ended August 31, 2004, the Company initiated a number of improvements in internal controls including the Company's engagement of a Chief Financial Officer to provide fiscal oversight and the consolidation of financial operations at the Company's Rhode Island headquarters.

Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, management has decided that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expense associated with such increases.

(B)  Changes in Internal Controls

There was no change in our internal controls over financial reporting during the quarter ended February 28, 2005 that has affected or is reasonably likely to affect, our controls over financial reporting. There have been no changes in the Company's internal controls or in other factors that have materially affected, or is reasonably likely to materially affect, these controls subsequent to the date the Company carried out its evaluation.

PART II.  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

NONE.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of transactions by the Company during the quarterly period of December 1, 2004 through February 28, 2005 involving issuance and sales of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

On December 7, 2004, the Company issued warrants to purchase 550,000 shares of common stock to a consultant for services rendered. The warrants had an exercise price of $.01 per share.

On December 7, 2004, the Company issued options to purchase an aggregate of 250,000 shares of common stock to an officer and consultant for services rendered. The options had an exercise price of $.16.

On December 13, 2004, the Company issued 200,000 shares of our common stock to one note holder upon his conversion of a note with an outstanding principal of $25,000 and aggregate unpaid interest of $5,000. The conversion price was $.15 per share.

On February 10, 2005, the Company completed a private placement offering and issued an aggregate of 26,666,668 shares of common stock; three year warrants to purchase an aggregate of 18,000,000 shares of common stock at $.20 per share and three year warrants to purchase an aggregate of 8,000,000 shares of common stock at $.30 per share.

On February 10, 2005, the Company issued options to purchase 5,250,000 shares of our common stock to an officer and the non-executive Co-Chairman of the Board at an exercise price of $.28.

On February 10, 2005, the Company issued warrants to purchase 10,000,000 shares of our common stock to the non-executive Co-Chairman of the Board at an exercise price of $.28.

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

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information required by this item is incorporated by reference to the Registrant's Preliminary Proxy Statement for the Annual Meeting of Stockholders.

ITEM 5:  OTHER INFORMATION:

NONE

ITEM 6:  EXHIBITS:

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302
31.2	Certification of Chief Financial Officer Pursuant to Section 302
32	Certification of Chief Executive Officer and the Chief Financial Officer Pursuant To 18 U.S.C. Section 1350

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTICELL TECHNOLOGIES, INC.

April 14, 2005	By:	/s/ W. Gerald Newmin W. Gerald Newmin Chief Executive Officer, President & Treasurer

April 14, 2005	By:	/s/ Janice D. DiPietro Janice D. DiPietro Chief Financial Officer

