Form 10QSB
period 2005-05-31
Multicell Technologies Inc.
filed 2005-07-15
CIK 811779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549 FORM 10-QSB
(X)	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarter ended May 31, 2005.

( )	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number 0-16354

MULTICELL TECHNOLOGIES, INC. (Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1412493 (IRS Employer ID No.)

701 George Washington Highway Lincoln, RI 02865 (Address of principal executive offices)

(401) 333-0610 (Issuer's telephone number, including area code)

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X ]   No  [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,593,064 shares of Common Stock, $0.01 par value as of June 21, 2005.

- 1 -

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2005	November 30, 2004
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,931,516	$1,311,879
Marketable securities	1,501,564	0
Accounts, royalties and interest receivable	78,412	94,518
Notes receivable	0	595,000
Other current assets	190,676	35,143

Total current assets	4,702,168	2,036,540

Equipment and improvements, net	97,517	106,078
License agreement, net of accumulated amortization of $491,102 and $424,886, respectively	1,942,291	2,008,507
Other assets	75,476	98,142

Total Assets	$6,817,452	$4,249,267

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$641,717	$478,310
Current portion of related party notes payable	400,000	400,000
Current portion of deferred income	119,486	119,486
Other current liabilities	150,904	130,959

Total current liabilities	1,312,107	1,128,755

Non-current liabilities:
Notes payable, net of current portion	0	25,000
Deferred income, net of current portion	535,990	595,733
Other liabilities	0	4,733

Total non-current liabilities	535,990	625,466

Total liabilities	1,848,097	1,754,221

Minority interest	129,882	142,788

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value: 1,000,0000 shares authorized, 15,000 and 18,000 shares designated as Series I Convertible Preferred stock issued and outstanding, respectively, liquidation value $100 per share	150	180
Common stock, $.01 par value: 200,000,000 shares authorized, 31,593,064 and 25,096,688 shares issued and outstanding, respectively	315,930	250,966
Additional paid-in capital	28,325,275	22,788,234
Deferred compensation costs	(1,312,336)	0
Accumulated deficit	(22,488,085)	(20,687,122)
Accumulated other comprehensive loss	(1,461)	0

Total stockholders' equity	4,839,473	2,352,258

Total Liabilities and Stockholders' Equity	$6,817,452	$4,249,267

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended May 31, 2005 and 2004

	2005	2004

Revenue	$39,693	$176,299

Operating expenses:
Selling, general and administrative	1,032,636	358,207
Research and development	236,031	117,328
Depreciation and amortization	39,506	40,777

Total operating expenses	1,308,173	516,312

Operating loss	(1,268,480)	(340,013)

Other income (expense):
Gain on sale of property	132,169	0
Loss on abandonment of leasehold improvements	(14,286)	0
Interest and dividend income	32,238	17,650
Interest expense	(10,275)	(24,560)
Amortization of discount on notes payable	0	(12,926)
Amortization of discount on notes receivable	0	7,500
Minority interest in net loss of subsidiary	9,284	0

Total other income (expense)	149,130	(12,336)

Net loss	$(1,119,350)	$(352,349)

Basic and diluted net loss per share	$(0.04)	$(0.01)

Weighted average number of common shares outstanding	31,562,858	24,294,843

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Six Months Ended May 31, 2005 and 2004

	2005	2004

Revenue	$81,515	$358,173

Operating expenses:
Selling, general and administrative	1,608,967	926,647
Research and development	351,851	341,626
Depreciation and amortization	79,506	81,552

Total operating expenses	2,040,324	1,349,825

Operating loss	(1,958,809)	(991,652)

Other income (expense):
Gain on sale of property	132,169	0
Loss on abandonment of leasehold improvements	(14,286)	0
Interest and dividend income	42,462	37,083
Interest expense	(20,405)	(47,073)
Amortization of discount on notes payable	0	(26,481)
Amortization of discount on notes receivable	5,000	15,000
Minority interest in net loss of subsidiary	12,906	0

Total other income (expense)	157,846	(21,471)

Net loss	$(1,800,963)	$(1,013,123)

Basic and diluted net loss per share	$(0.06)	$(0.04)

Weighted average number of common shares outstanding	29,368,424	24,012,547

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
For the Six Months Ended May 31, 2005

	Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Deferred Compensation Costs	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

Balance, December 1, 2004, as adjusted for reverse split	18,000	$180	25,096,688	$250,966	$22,788,234		$(20,687,122)		$2,352,258

Proceeds from issuance of common stock, net			5,333,333	53,333	3,388,388				3,441,721

Conversion of preferred stock	(3,000)	(30)	300,000	3,000	(2,970)				0

Issuance of common stock for services			88,161	882	69,648				70,530

Options issued for services					150,387				150,387

Warrants issued for services					1,559,337	(1,476,376)			82,961

Conversion of convertible notes and interest payable			40,000	400	29,600				30,000

Warrants exercised			734,882	7,349	342,651				350,000

Amortization of deferred compensation						164,040			164,040

Net loss							(1,800,963)(A)		(1,800,963)

Unrealized loss on marketable equity securities								$(1,461)	(1,461)

Balance, May 31, 2005	15,000	$150	31,593,064	$315,930	$28,325,275	$(1,312,336)	$(22,488,085)	$(1,461)	$4,839,473

(A)	Comprehensive net loss (net loss plus unrealized loss on marketable equity securities) for the three and six months ended May 31, 2005 was $1,120,811 and $1,802,424, respectively.

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended May 31, 2005 and 2004

	2005	2004

Cash flows from operating activities:
Net loss	$(1,800,963)	$(1,013,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79,506	81,552
Amortization of discount on notes receivable	(5,000)	(15,000)
Amortization of discount on notes payable	0	26,481
Amortization of deferred compensation	164,040	24,916
Common stock issued for services	70,530	131,581
Warrants issued for services	41,478	413,300
Options issued for services	150,387	0
Minority interest in net loss of subsidiary	(12,906)	0
Loss on abandonment of leasehold improvements	14,286	0
Gain on sale of property	(132,169)	0
Changes in operating assets and liabilities:
Accounts, royalties and interest receivables	16,106	4,586
Other current assets	(114,050)	13,349
Other assets	(21,749)	15,000
Accounts payable and accrued expenses	337,491	(129,388)
Other current liabilities	19,945	(14,840)
Deferred income	(59,743)	(352,598)
Other liabilities	267	(8,419)

Net cash used in operating activities	(1,252,544)	(822,603)

Cash flows from investing activities:
Purchase of marketable equity securities	(1,503,025)	0
Purchase of equipment	(19,015)	(4,279)
Proceeds from sale of property	2,500	0
Principal payments on notes receivable	600,000	0

Net cash used in investing activities	(919,540)	(4,279)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	3,441,721	0
Proceeds from notes payable	0	78,500
Payments of notes payable	0	(146,000)
Proceeds from exercise of stock options and warrants	350,000	215,710

Net cash provided by financing activities	3,791,721	148,210

Net increase (decrease) in cash and cash equivalents	1,619,637	(678,672)
Cash and cash equivalents, beginning of period	1,311,879	1,058,960

Cash and cash equivalents, end of period	$2,931,516	$380,288

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
For the Six Months Ended May 31, 2005 and 2004

	2005	2004

Supplemental Information non-cash Transactions:
Deferred compensation arising from issuance of warrants to Consultant	$1,476,376	$0
Conversion of convertible notes payable and accrued interest into common stock	$30,000	$302,254
Other current assets arising from issuance of warrants to consultant	$82,961	$0
Accrued real estate taxes assumed by buyer in sale of real estate	$174,084	$0

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell Technologies, Inc. (formerly Exten Industries, Inc. prior to April 1, 2004) and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended November 30, 2004 (the "Form 10-KSB") previously filed with the SEC. The results of operations for the three and six month period ended May 31, 2005 are not necessarily indicative of the operating results for the fiscal year ending November 30, 2005.

REVERSE STOCK SPLIT

On May 18, 2005, the Company's stockholders approved a one-for-five reverse stock split for its common stock. As a result, stockholders of record at the close of business on May 18, 2005 received one share of common stock for every five shares held. Pursuant to the foregoing reverse stock split, $1,263,721 was transferred from the Company's common stock account and such amount was credited to the Company's additional paid-in capital account. Common stock, additional paid-in capital and share and per share data for prior periods have been restated to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

REVENUE RECOGNITION

The Company's revenues have been generated primarily from contractual research activities and royalties on the license for the sale of cells through its sale and distribution agreement with XenoTech, LLC ("XenoTech") (see Note 6 in the Form 10-KSB). Management believes such sources of revenue will be part of the Company's ongoing operations. The Company applies the guidance provided by SEC Staff Accounting Bulletin Topic 13, "Revenue Recognition" ("Topic 13"). Under the provisions of Topic 13, the Company recognizes revenue from commercial and government research agreements as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable and the collection of the contractual amounts is reasonably assured. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. Deferred revenues associated with services expected to be performed within the 12 - month period subsequent to the balance sheet date are classified as a current liability. Deferred revenues associated with services expected to be performed at a later date are classified as non-current liabilities.

Prior to December 1, 2004, the Company had recognized revenues under the XenoTech agreement based on the minimum royalty amount for each period because it had received a prepayment of a substantial portion of the amount due. XenoTech is required to pay a $2.1 million minimum royalty amount for the current fiscal year as a condition of its exclusivity. Since XenoTech could elect to give up its exclusive rights, the collection of the contractual amount is no longer reasonably assured and, in accordance with Topic 13, commencing December 1, 2004, the Company began recognizing revenues under the XenoTech agreement based on the agreement's royalty percentage applied to XenoTech's actual sales for the period instead of the minimum royalty amount. The Company is currently in discussions with XenoTech relative to the status of the minimum royalties for the remaining contract period.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

REVENUE RECOGNITION (continued)

As of November 30, 2004, a receivable of $94,518 representing the balance due under the minimum royalty through that date of $100,000 less actual royalty payments of $5,482 received from XenoTech was recorded. During the period ended May 31, 2005, the Company entered into an agreement with XenoTech whereby a credit of $47,000 was applied against this receivable (and charged to selling and administrative expenses) as the Company's share of cost associated with the launch by XenoTech of the shrink wrap version of the Company's product. The Company will receive the remaining amount due in the form of XenoTech's products and services.

COMPREHENSIVE LOSS

Comprehensive loss, which is reported on the accompanying condensed consolidated statement of stockholders' equity as a component of accumulated other comprehensive loss, consists of net loss and other gains and losses affecting stockholders' equity that, under accounting principles generally accepted in the United States of America, are excluded from net loss. For the Company, comprehensive loss consisted of the unrealized holding gains and losses on the Company's available-for-sale marketable securities at May 31, 2005.

2.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest totaled $10,130 and $33,413 for the six month period ended May 31, 2005 and 2004, respectively.

3.  NOTES PAYABLE

Notes payable as of November 30, 2004 of $425,000 was comprised of two convertible notes payable to related parties with interest at 10%, due on varying dates in 2004 and 2005 (see Note 9 in the Form 10-KSB).

During the six months ended May 31, 2005, one of the convertible notes with a principal balance of $25,000 plus accrued interest of $5,000 was converted into 40,000 shares of the Company's common stock at a conversion price of $.75 per share.

As of May 31, 2005, the Company had reserved 550,904 shares of common stock for issuance upon conversion of the remaining related party note payable with a carrying value of $400,000 and accrued interest of $150,904 at a conversion price of $1.00 per share.

4.  PREFERRED STOCK

The Company's Board of Directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares of preferred stock. The Board of Directors designated 20,000 shares as Series I convertible preferred stock. On July 13, 2004, the Company completed a private placement of Series I convertible preferred stock. A total of 20,000 Series I shares were sold to accredited investors at a price of $100 per share. The Series I shares are convertible at any time into common stock at 80% of the average trading price of the lowest three inter-day trading prices of the common stock for the ten days preceding the conversion date, but at an exercise price of no more than $1.00 per share and no less than $.25 per share. The conversion of the Series I preferred stock is limited to 9.99% of the Company's common stock outstanding on the date of conversion. The Series I preferred stock does not have voting rights. The purchasers also received warrants to acquire up to 1,000,000 shares of the Company's common stock. The terms associated with the warrants are described in Note 7 herein. In the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding share of Series I preferred stock shall be entitled to be paid first out of the assets of the Company available for distribution to stockholders, an amount equal to $100 per share of Series I convertible preferred stock held. After such payment has been made in full, such holders of Series I convertible preferred stock shall be entitled to no further participation in the distribution of the assets of the Company.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.  PREFERRED STOCK (continued)

During the six months ended May 31, 2005, the preferred stockholders converted 3,000 preferred shares into 300,000 shares of common stock at a conversion price of $1.00 per share. As of May 31, 2005, the Company had reserved 1,500,000 shares of common stock for issuance upon conversion of the remaining 15,000 outstanding shares of preferred stock.

5.  MARKETABLE SECURITIES

Investments in marketable securities at May 31, 2005 are summarized as follows:

	Cost	Market value	Unrealized Holding Gain (Loss)
Equities	$350,000	$350,000
Government Agency Bonds	348,255	349,562	$1,307
Corporate Bonds	804,770	802,002	(2,768)

Total	$1,503,025	$1,501,564	$(1,461)

The Company has determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized holding gain (loss) reported in stockholders' equity under the caption "Accumulated Other Comprehensive Loss".

6.  COMMON STOCK, STOCK OPTIONS AND LOSS PER SHARE

On February 10, 2005, the Company completed a private placement offering pursuant to Regulation D of the Securities Act of 1933, as amended. Pursuant to subscription agreements, originally signed on January 29, 2005 and subsequently amended on February 10, 2005, with 11 accredited investors, the Company received an aggregate of $4,000,000 and issued an aggregate of 5,333,334 shares of common stock; three year warrants to purchase an aggregate of 3,600,000 shares of common stock at $1.00 per share and three year warrants to purchase an aggregate of 1,600,000 shares of common stock at $1.50 per share. After deducting issuance costs of $558,279, the Company received net proceeds of $3,441,721. In connection with the offering, the Company entered into a registration rights agreement with the investors and filed a registration statement on May 12, 2005 for the resale of the common stock and the shares issuable upon exercise of the warrants. Pursuant to the terms of the registration rights agreement, the Company is required to have the registration statement declared effective by the Securities and Exchange Commission within 150 days from the date of filing.

During the six months ended May 31, 2005, the Company issued 88,161 shares of common stock for directors and professional fees totaling $70,530 based on the market value of the shares at the date of issuance.

During the six months ended May 31, 2005, the Company granted options to purchase 1,240,000 shares of common stock to three officers at exercise prices ranging from $.80 to $1.40 per share including options to purchase 200,000 shares in connection with the employment agreement described in Note 11. During the same period, the Company granted options to purchase 60,000 shares of common stock to two consultants at exercise prices ranging from $.80 to $2.00 per share. The Company also granted options to purchase 50,000 shares of common stock to a member of the Company's Board of Directors at an exercise price of $1.10 per share. The Company recorded aggregate charges of $150,387 to selling, general and administrative expenses during the six months ended May 31, 2005 based on the fair value of the options issued to the consultants and directors as determined by the Black- Scholes option pricing model.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.  COMMON STOCK, STOCK OPTIONS AND LOSS PER SHARE (continued)

Changes during the six months ended May 31, 2005 in stock options outstanding for the Company were as follows:

Options outstanding at November 30, 2004	1,500,600
Granted	1,400,000

Options outstanding at May 31, 2005	2,900,600

The Company accounts for stock options granted to employees based on their intrinsic values under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations", and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", and the provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123" (see Note 13 in the Form 10-KSB). Since the exercise price of certain of the options granted by the Company and its subsidiary to their employees has been equal to or greater than fair value, the Company has not recognized any earned or unearned compensation cost in its consolidated financial statements in connection with those options. The Company's historical net loss, basic and diluted net loss per share, pro forma net loss and basic and diluted pro forma net loss per share for the three and six months ended May 31, 2005 and 2004 assuming compensation cost has been determined based on the fair value of all options at the respective dates of grant using a pricing model consistent with the provisions of SFAS 123 and amortized over the vesting period are set forth below:

	Three months ended		Six months ended

	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004

Net loss as reported	$(1,119,350)	$(352,349)	$(1,800,963)	$(1,013,123)
Stock-based employee compensation expense assuming a fair value based method had been used for all awards	(18,596)	(42,773)	(37,191)	(85,546)
Net loss - pro forma	$(1,137,946)	$(395,122)	$(1,838,154)	$(1,098,669)

Net loss per share as reported	$(.04)	$(.01)	$(.06)	$(.04)
Basic loss per share - pro forma	$(.04)	$(.02)	$(.06)	$(.05)

The fair value of each option granted by the Company for the pro forma computations above and each warrant issued by the Company for consulting services (see Note 7 herein) during the six months ended May 31, 2005 was determined using the Black-Scholes option pricing method with the following weighted average assumptions: dividend yield at 0%, expected volatility raging from 59% to 97%, risk-free interest rate raging from 1.34% to 2.91%, and expected lives of 5 years.

As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options over the vesting period beginning with its first fiscal quarter of the fiscal year ending November 30, 2007.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.  COMMON STOCK, STOCK OPTIONS AND LOSS PER SHARE (continued)

The Company incurred losses for the three and six months ended May 31, 2005 and 2004. The assumed effects on loss per share of the exercise of outstanding stock options and warrants and the conversion of convertible notes payable and convertible preferred stock were anti-dilutive and, accordingly, diluted per share amounts equal basic loss per common share amounts. The total number of common shares potentially issuable upon exercise or conversion excluded from the calculation of diluted loss per share was 16,720,050 and 6,790,759 as of May 31, 2005 and 2004, respectively.

7.  WARRANTS

On December 7, 2004, the Board of Directors voted to approve the issuance of 110,000 three year warrants at $.05 per share to an investor relations firm for consulting services to be rendered over a twelve month period commencing December 1, 2004. The fair value of the warrants determined using the Black-Sholes option pricing model was $82,961. This amount will be recognized as a charge to expense over a twelve month period commencing December 1, 2004.

In addition, in February 2005, as consideration for consulting services over a three year contract period, the Company issued to its non-executive Co-Chairman of the Board a five-year warrant to purchase 2,000,000 shares of the Company's common stock at $1.40 per share. The warrants become exercisable in equal monthly installments over a three year vesting period. Vesting will be accelerated on one half of the warrants to within 30 days of the Company closing an additional equity financing arranged by the non- executive Co- Chairman of the Board of at least $10,000,000. The Company recognized deferred compensation of $1,476,376 for the fair value of the warrants determined using the Black-Sholes option pricing model. The compensation will be recognized as a charge to expense ratably over the three year contract period commencing February 1, 2005.

As explained above and in Note 6 during the six months ended May 31, 2005, total of 5,200,000 warrants were issued to investors in the February 2005 private offering at exercise prices ranging from $1.00 to $1.50 per share, a total of 2,000,000 warrants were issued to a consultant and member of the Board of Directors at an exercise price of $1.40 per share and 110,000 warrants were issued to a consultant at an exercise price of $.50 per share. During the period, 650,000 warrants were exercised at prices ranging from $.50 to $.60 per share. Also during the six months ended May 31, 2005, 160,000 warrants with an aggregate exercise price of $160,000 were exchanged in a cashless transaction for 84,882 shares. As of May 31, 2005, warrants to purchase 11,768,546 shares of common stock were outstanding and exercisable at $.05 to $1.50 per share.

8.  GRANT INCOME

In July 2003, the Company was awarded a grant by the National Institutes of Health to improve the function of the Company's cell line. The Company began the project in July, 2004. The total federal award amounted to $139,314. The project period expired on December 31, 2004. During the six months ended May 31, 2005, the Company received $36,256 under the grant and has accounted for this as an offset to research and development expenses for the period.

9.  LEASE AGREEMENT

On April 6, 2005, the Company entered into a three year sublease agreement for new research and administrative facilities. Basic rental commitments under the sublease agreement in each of the three years in the period ending April 6, 2008 are $82,883, $100,296 and $105,868 respectively. The sublease agreement also provides for an optional three year renewal period.

As a result of the relocation of operations during the three months ended May 31, 2005, the Company recognized a loss associated with the abandonment of leasehold improvements of $14,286.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.  REAL ESTATE HELD FOR SALE

The Company owned a parcel of undeveloped land near the Grand Canyon. During the three months ended May 31, 2005, the Company sold lots with a carrying value of $44,415 for $2,500 in cash and the buyer's assumption of the applicable unpaid property taxes in the amount of $174,084. As a result of this transaction the Company recorded a gain on sale of property of $132,169.

11.  EMPLOYMENT AGREEMENT FOR RONALD A. FARIS

On May 26, 2005, the Company executed a new employment agreement with Ronald Faris, Ph.D., continuing his employment as Senior Vice President and Chief Science Officer. The agreement is for a term of three years and may be cancelled by Dr. Faris or by the Company at any time. The agreement provides for a base salary of $175,000 per year plus participation in the Company's bonus and compensation programs for executive management, if and when established. In addition, Dr. Faris received a stock option (the "Option") to purchase 200,000 shares of the Company's common stock, at an exercise price of $1.40 per share. The Option will be exercisable for a period of five years and vest monthly over the three year term of the agreement in equal increments of one thirty-sixth. The agreement also provides that Dr. Faris shall be eligible to participate in any executive benefit plan made available to the Company's executive or key management employees, including paid vacation and medical insurance.

In the event Dr. Faris is terminated without cause (as defined in the agreement) or he terminates his employment for good reason (as defined in the agreement), Dr. Faris is entitled to receive severance pay equal to six months of his base salary then in effect. In addition, for a period of one year after his employment with the Company ends, Dr Faris has agreed not to solicit the Company's employees, consultants, customers, suppliers or distributors.

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

Overview

MultiCell Technologies, Inc., ("MultiCell") was incorporated in Delaware on April 28, 1970 as "Exten Ventures, Inc". It operates two subsidiaries, MCT Rhode Island Corp. ("MCT") and Xenogenics Corporation ("Xenogenics") As used herein, the "Company" refers to MultiCell, together with MCT and Xenogenics. Effective April 1, 2004, we changed our name from Exten Industries, Inc. to MultiCell Technologies, Inc.

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

We believe we are differentiated by: 1) our understanding of the function and manipulation of the liver cell and 2) our understanding of stem cells, cell therapy and cell transplantation. Our intellectual property portfolio positions us for use of immortalized mammalian hepatocytes for treating liver disease. We have established a worldwide reputation as a source of licensed immortalized liver cell lines. The Company is developing cell-related technologies and products to treat a variety of liver diseases and has identified four clinically relevant applications for its cell-based products:

•	Drug Discovery - High throughput screening assays for drug discovery, lead optimization, and pharmacogenomic studies;
•	Stem cells and cell transplantation to treat metabolic liver deficiencies;
•	Cellular component of liver assist devices used to treat patients suffering from acute and chronic liver failure; and
•	Production of natural therapeutic plasma proteins.

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

In December 2003, we acquired the exclusive worldwide rights to US Patent # 6129911, for Liver Stem Cells. In April, 2005, the Company was granted US Patent # 6872389 for the liver stem cell invention of Dr. Ron Faris, MultiCell's Chief Scientific Officer. This patent contains twenty-four claims to a method of obtaining a population of liver cell clusters from adult stem cells and is an important enhancement to the Company's adult stem cell portfolio.

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

MultiCell's technology can be also be used as a production system for developing and manufacturing antibodies or proteins by inserting DNA encoding for a particular protein into liver cells. These modified liver cells will grow further and secrete the desired antibody or protein, which can then potentially be used for pre-clinical research or developed for therapeutic proteins.

In August 2003, we signed an exclusive manufacturing and distribution license agreement for two of our cell lines with XenoTech, LLC. The agreement was for a seven year term, of which five years and two months remain, with minimum remaining royalties of $17.2 million due the Company in order for XenoTech to maintain exclusivity. Prior to December 1, 2004, the Company had recognized revenues under the XenoTech agreement based on the minimum royalty amount for each period because it had received a prepayment of a substantial portion of the amount due. XenoTech is required to pay a $2.1 million minimum royalty amount for the current fiscal year as a condition of its exclusivity. Since XenoTech could elect to give up its exclusive rights, the collection of the contractual amount is no longer reasonably assured and, in accordance with SEC Staff Accounting Bulletin Topic 13, commencing December 1, 2004, the Company began recognizing revenues under the XenoTech agreement based on the agreement's royalty percentage applied to XenoTech's actual sales for the period instead of the minimum royalty amount. The Company is currently in discussions with XenoTech relative to the status of the minimum royalties for the remaining contract period.

XenoTech has distribution agreements with numerous companies for a variety of pharmaceutical and laboratory products and also performs contract research for pharmaceutical companies. These services position XenoTech to promote market and distribute our cell lines. XenoTech utilizes direct and group sales presentations, telemarketing, and direct mail to promote and sell our cells. Additionally, since they have a number of respected scientists and have developed compelling efficacy data for our cells, they frequently give presentations at conferences, which help develop sales leads. On June 15, 2005, the Company announced that XenoTech would begin distributing the Company's product in a shrink-wrap vial, in an effort to speed acceptance of the Company's product through a reduction in the length of the sales cycle. Previously, the Company's product was distributed exclusively through a license agreement.

We have operated and will continue to operate by minimizing expenses. The largest expenses relate to personnel and to meeting the legal and reporting requirements of being a public company. By utilizing consultants whenever possible, and asking employees to manage multiple responsibilities, we reduce our operating cost. Additionally, a number of employees and our Board of Directors receive Company stock in lieu of cash as all or part of their compensation to help in the effort to minimize monthly cash flow.

We intend to gradually add scientific and support personnel. We want to add specialists for our key research areas. We believe these strategic additions will help us expand our product offerings and lead us to additional revenues and profits. Of course as revenues increase, administrative personnel will be necessary to meet the added workload. Other expenses, such as sales and customer service, will increase commensurate with increased revenues.

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

Quarter ended May 31, 2005 Compared to the Quarter Ended May 31, 2004

Revenue.  Total revenue for the three months ended May 31, 2005 was $39,693, as compared to revenue of $176,299 for the same quarter in the prior fiscal year, a decrease of $136,606. In the comparable quarter of the prior year $129,652 was recognized as amortization of the $700,000 royalty prepayment made by XenoTech for the first 16 month royalty period. This prepayment period ended November 30, 2004. Revenues under the XenoTech agreement commencing December 1, 2004 are being recognized based on the agreement's royalty percentage applied to XenoTech's actual sales for the period. On June 15, 2005, the Company announced the launch of a shrink-wrap version of its product. We believe that this action, along with further product enhancements and the launch of new products currently under development, will lead to an improvement in revenue levels in the future.

Operating Expenses.  Total operating expenses for the three months ended May 31, 2005 were $1,308,173, representing an increase of $791,861, as compared to the same period in the prior fiscal year. This increase results from the Company increasing selling, general and administrative expenses by $674,429 due to the hiring of additional management personnel, increasing marketing and investor relations costs, as well as increasing costs associated with meeting the requirements of being a public company. Research and development expenditures increased by $118,703, as a result of hiring additional scientific personnel and expansion of the Company's research efforts.

Other income/expense.  Interest expense for the three months ended May 31, 2005 was $10,275, which represents a decrease of $14,285 over the same quarter in the prior fiscal year. This decrease was attributable to a reduction in the outstanding debt through payments and conversions of convertible notes and accrued interest into the Company's common stock. Interest and dividend income for the quarter ended May 31, 2005 was $32,238, as compared to $17,650 in the previous year. This increase is attributable to the Company having available funds to invest in marketable equity securities. During this quarter, the Company also recognized a gain on the sale of the property in the amount of $132,169.

Net Loss.  Net loss for the three months ended May 31, 2005, was $1,119,350, as compared to a net loss of $352,349 for the same period in the prior fiscal year, representing an increase in the net loss of $767,001. This increase in the net loss is primarily attributable to a decrease in revenue and the Company incurring additional operating expenses relating to the management and marketing of the Company as described above.

Six months ended May 31, 2005 Compared to the Six Months Ended May 31, 2004

Revenue.  Total revenue for the six months ended May 31, 2005 was $81,515, as compared to revenue of $358,173 for the same period in the prior fiscal year, a decrease of $276,658. In the comparable period of the prior year $260,902 was recognized as amortization of the $700,000 royalty prepayment made by XenoTech for the first 16 month royalty period. This prepayment period ended November 30, 2004. Revenues under the XenoTech agreement commencing December 1, 2004 are being recognized based on the agreement's royalty percentage applied to XenoTech's actual sales for the period. On June 15, 2005, the Company announced the launch of a shrink-wrap version of its product. We believe that this action, along with further product enhancements and the launch of new products currently under development, will lead to an improvement in revenue levels in the future.

Operating Expenses.  Total operating expenses for the six months ended May 31, 2005 were $2,040,324, representing an increase of $690,499, as compared to the same period in the prior fiscal year. This increase results from the Company increasing selling, general and administrative expenses by $682,320 due to the hiring of additional management personnel, increasing marketing and investor relations costs, as well as increasing costs associated with meeting the requirements of being a public company.

Other income/expense.  Interest expense for the six months ended May 31, 2005 was $20,405, which represents a decrease of $26,668 over the same period in the prior fiscal year. This decrease was attributable to a reduction in the outstanding debt through payments and conversions of convertible notes and accrued interest into the Company's common stock. Interest and dividend income for the six months ended May 31, 2005 was $42,462, compared to $37,083 in the previous year. This increase is attributable to the Company having available funds to invest in marketable equity securities. The Company also recognized a gain on the sale of property in the amount of $132,169 during the six months ended May 31, 2005.

Net Loss.  Net loss for the six months ended May 31, 2005 was $1,800,963, as compared to a net loss of $1,013,123 for the same period in the prior fiscal year, representing an increase in the net loss of $787,840. This increase in the net loss is primarily attributable to a decrease in revenue and the Company incurring additional operating expenses relating to the management and marketing of the Company as described above.

Liquidity and Capital Resources

The Company's cash needs have been managed primarily through the issuance of debt or equity instruments. During the six months ended May 31, 2005, we had a net loss of $1,800,963. As a result of the inclusion of non-cash charges for services paid through the issuance of common stock, options and warrants with a fair value of $262,394, depreciation and amortization of equipment and improvements and amortization of a license agreement of $79,506, amortization of deferred compensation of $164,040, an increase in accounts payable and accrued expenses of $337,491, net of the effects of deferred income of $59,743 recognized in revenue, and an increase in other current assets of $114,050, our cash used in operating activities totaled $1,252,544. During the period we were able to issue common stock for aggregate proceeds, net of issuance costs of $3,441,721, convert other notes and accrued interest of $30,000 to common stock, receive proceeds of $350,000 from the exercise of options and warrants, and collect on a note receivable and related interest of $605,000.

In February 2005, the Company completed a $4,000,000 private placement resulting in net proceeds of $3,441,721, in exchange for the issuance of 5,333,333 shares of common stock and related warrants as described in Note 6. This cash substantially improved the Company's liquidity position. As of May 31, 2005, the Company had a cash balance of $2,931,516, marketable equity securities of $1,501,564 and a working capital balance of $3,390,061, of which $119,486 is attributable to deferred income, which is included in current liabilities that arose from a prepayment made by XenoTech under the license agreement that will be recognized in revenue over the term of the agreement. The Company is maintaining a conservative fiscal policy.

ITEM 3.  CONTROLS AND PROCEDURES

(A)  Evaluation of Disclosure Controls and Procedures

As of May 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Chief Financial Officer, who is also the Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the above, concluded that the Company's disclosure controls and procedures were effective as of May 31, 2005. The Company's Form 10-QSB for the quarter ended May 31, 2004 reported that the Company's CEO, who at the time was also serving as the Acting Chief Financial Officer had concluded that more effective disclosure controls and procedures needed to be set in place regarding the timely recording and reporting of the Company's issuance of stock options and other equity instruments. In response, during the fiscal quarter ended August 31, 2004, the Company initiated a number of improvements in internal controls including the Company's engagement of a Chief Financial Officer to provide fiscal oversight and the consolidation of financial operations at the Company's Rhode Island headquarters.

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

(B)  Changes in Internal Controls

There was no change in our internal controls over financial reporting during the quarter ended May 31, 2005 that has affected or is reasonably likely to affect, our controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

NONE.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of transactions by the Company during the period March 1, 2005 through May 31, 2005 involving issuance and sales of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

1.  On March 4, 2005, the Company issued options to purchase 50,000 shares of our common stock to a consultant for services rendered.

2.  On May 18, 2005, the Company issued options to purchase 50,000 shares of our common stock to a director for services rendered.

3.  On May 26, 2005, the Company issued options to purchase 200,000 shares of our common stock to an officer for services rendered.

The issuance of the securities of the Company in paragraph above was deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) thereof or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. The recipient of such securities either received adequate information about the Company or had access, through employment or other relationships with the Company, to such information.

The issuance of the securities of the Company in paragraphs 2 and 3 above were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 thereof, as transactions pursuant to a compensatory benefit plan.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual meeting of Stockholders held on May 18, 2005, the following proposals were adopted by the votes specified below:

•

The election of Anthony J. Cataldo, Stephen Chang, Ph.D., W. Gerald Newmin, Thomas A. Page, Ann Randolph and Edward Sigmond as Directors to serve for the ensuing year and until their successors are elected. Mr. Cataldo received a total of 26,135,877 shares of Common Stock voting in favor, with 642,676 withheld from the vote. Dr. Chang received a total of 26,583,761 shares of Common Stock voting in favor, with 194,792 withheld from the vote. Mr. Newmin received a total of 26,316,677 shares of Common Stock voting in favor, with 461,876 withheld from the vote. Mr. Page received a total of 25,699,773 shares of Common Stock voting in favor, with 1,078,780 withheld from the vote. Ms. Randolph received a total of 25,347,894 shares of Common Stock voting in favor, with 1,430,659 withheld from the vote. Mr. Sigmond received a total of 25,301,553 shares of Common Stock voting in favor, with 1,477,000 withheld from the vote.

•

The ratification of the selection by the Audit Committee of the Board of Directors of J.H. Cohn LLP as the independent registered public accounting firm of the Company for the fiscal year ending November 30, 2005. This proposal received a total of 26,549,547 shares of common stock voting in favor and 133,780 shares of common stock voting against, with 95,226 shares of common stock abstaining.

•

The approval of an amendment to the Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Company's common stock, whereby each outstanding five shares would be combined, converted and changed into one share of common stock. This proposal received a total of 25,029,465 shares of common stock voting in favor and 1,723,240 shares of common stock voting against, with 25,848 shares of common stock abstaining.

•

The approval of an amendment to the Company's 2004 Equity Incentive Plan, to increase the aggregate number of shares of Common Stock authorized for issuance under the Plan by 4,000,000shares. This proposal received a total of 14,506,443 shares of common stock voting in favor and 1,414,168 shares of common stock voting against, with 118,738 shares of common stock abstaining.

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

MULTICELL TECHNOLOGIES, INC.

July 14, 2005	By:	/s/ W. Gerald Newmin W. Gerald Newmin Chief Executive Officer and Co-Chairman

July 14, 2005	By:	/s/ Janice D. DiPietro Janice D. DiPietro Chief Financial Officer and Treasurer

