Form 10QSB
period 2005-08-31
MultiCell Technologies, Inc.
filed 2005-10-17
CIK 811779

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549 FORM 10-QSB
(X)	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended August 31, 2005.

( )	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number 0-16354

MULTICELL TECHNOLOGIES, INC. (Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	52-1412493 (IRS Employer ID No.)

701 George Washington Highway Lincoln, RI 02865 (Address of principal executive offices)

(401) 333-0610 (Issuer's telephone number, including area code)

       Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X ]   No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [X]
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,576,025 shares of Common Stock, $0.01 par value as of September 30, 2005.

- 1 -

PART I  FINANCIAL INFORMATION

ITEM 1:  Financial Statements

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2005	November 30, 2004
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$2,526,786	$1,311,879
Marketable securities	1,144,423	0
Accounts, royalties and interest receivable	74,083	94,518
Notes receivable	0	595,000
Other current assets	126,585	35,143

Total current assets	3,871,877	2,036,540

Equipment and improvements, net	112,974	106,078
License agreement, net of accumulated amortization of $524,210 and $424,886, respectively	1,909,183	2,008,507
Other assets	73,558	98,142

Total Assets	$5,967,592	$4,249,267

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$422,470	$478,310
Current portion of related party notes payable	0	400,000
Current portion of deferred income	119,486	119,486
Other current liabilities	0	130,959

Total current liabilities	541,956	1,128,755

Non-current liabilities:
Notes payable, net of current portion	0	25,000
Deferred income, net of current portion	506,119	595,733
Other liabilities	0	4,733

Total non-current liabilities	506,119	625,466

Total liabilities	1,048,075	1,754,221

Minority interest	122,107	142,788

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value: 1,000,0000 shares authorized, 15,000 and 18,000 shares designated as Series I Convertible Preferred stock issued and outstanding, respectively, liquidation value $100 per share	150	180
Common stock, $.01 par value: 200,000,000 shares authorized, 32,506,393 and 25,096,688 shares issued and outstanding, respectively	325,064	250,966
Additional paid-in capital	29,217,553	22,788,234
Deferred compensation costs	(1,189,306)	0
Accumulated deficit	(23,547,448)	(20,687,122)
Accumulated other comprehensive loss	(8,603)	0

Total stockholders' equity	4,797,410	2,352,258

Total Liabilities and Stockholders' Equity	$5,967,592	$4,249,267

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended August 31, 2005 and 2004

	2005	2004

Revenue	$69,056	$176,299

Operating expenses:
Selling, general and administrative	877,416	296,272
Research and development	254,074	283,946
Depreciation and amortization	41,546	45,752

Total operating expenses	1,173,036	625,970

Operating loss	(1,103,980)	(449,671)

Other income (expense):
Gain on sale of property	3,847	0
Interest and dividend income	37,928	17,645
Interest expense	(4,933)	(22,754)
Amortization of discount on notes payable	0	(12,935)
Amortization of discount on notes receivable	0	7,500
Minority interest in net loss of subsidiary	7,775	585

Total other income (expense)
	44,617	(9,959)

Net loss	$(1,059,363)	$(459,630)
Non-cash deemed dividend related to beneficial conversion feature of Series I Preferred Stock	0	(1,721,144)

Net loss applicable to common stockholders	$(1,059,363)	$(2,180,774)

Basic and diluted net loss per share applicable to common stockholders	$(0.03)	$(0.09)

Weighted average number of common shares outstanding	32,052,064	24,442,452

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Nine Months Ended August 31, 2005 and 2004

	2005	2004

Revenue	$ 150,571	$ 534,472

Operating expenses:
Selling, general and administrative	2,486,383	1,222,919
Research and development	605,925	625,572
Depreciation and amortization	121,052	127,304

Total operating expenses	3,213,360	1,975,795

Operating loss	(3,062,789)	(1,441,323)

Other income (expense):
Gain on sale of property	136,016	0
Loss on abandonment of leasehold improvements	(14,286)	0
Interest and dividend income	80,390	54,728
Interest expense	(25,338)	(69,827)
Amortization of discount on notes payable	0	(39,416)
Amortization of discount on notes receivable	5,000	22,500
Minority interest in net loss of subsidiary	20,681	585

Total other income (expense)	(202,463)	(31,430)

Net loss	(2,860,326)	(1,472,753)
Non-cash deemed dividend related to beneficial conversion feature of Series I Preferred Stock	0	(1,721,144)

Net loss applicable to common stockholders	$ (2,860,326)	$ (3,193,897)

Basic and diluted net loss per share applicable to common stockholders	$ (.09)	$ (.13)

Weighted average number of common shares outstanding	30,269,501	24,156,370

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
For the Nine Months Ended August 31, 2005

	Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Deferred Compensation Costs	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

Balance, December 1, 2004, as adjusted for reverse split	18,000	$180	25,096,688	$250,966	$22,788,234		$(20,687,122)		$2,352,258

Proceeds from issuance of common stock, net			5,333,333	53,333	3,388,388				3,441,721

Conversion of preferred stock	(3,000)	(30)	300,000	3,000	(2,970)				0

Issuance of common stock for services			299,218	2,993	290,120				293,113

Options issued for services					150,387				150,387

Warrants issued for services					1,633,769	(1,476,376)			157,393

Conversion of convertible notes and interest payable			529,272	5,293	513,979				519,272

Options and warrants exercised			947,882	9,479	455,646				465,125

Amortization of deferred compensation						287,070			287,070

Net loss							(2,860,326)(A)		(2,860,326)

Unrealized loss on marketable equity securities								$(8,603)	(8,603)

Balance, August 31, 2005	15,000	$150	32,506,393	$325,064	$29,217,553	$(1,189,306)	$(23,547,448)	$(8,603)	$4,797,410

(A)	Comprehensive net loss (net loss plus unrealized loss on marketable equity securities) for the three and nine months ended August 31, 2005 was $1,066,514 and $2,868,929, respectively.

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended August 31, 2005 and 2004

	2005	2004

Cash flows from operating activities:
Net loss	$(2,860,326)	$(1,472,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	121,052	127,304
Amortization of discount on notes receivable	(5,000)	(22,500)
Amortization of discount on notes payable	0	39,416
Amortization of deferred compensation	287,070	24,916
Common stock issued for services	293,113	199,631
Options issued for services	150,387	235,980
Warrants issued for services	157,393	413,300
Minority interest in net loss of subsidiary	(20,681)	(585)
Loss on abandonment of leasehold improvements	14,286	0
Gain on sale of property	(136,016)	0
Changes in operating assets and liabilities:
Accounts, royalties and interest receivables	20,435	4,586
Other current assets	(91,442)	(26,086)
Other assets	(21,749)	550
Accounts payable and accrued expenses	123,888	(84,936)
Other current liabilities	(41,687)	(37,196)
Deferred income	(89,614)	(528,897)
Other liabilities	267	41,770

Net cash used in operating activities	(2,098,624)	(1,085,500)

Cash flows from investing activities:
Purchase of marketable equity securities	(1,503,025)	0
Proceeds from sale of marketable equity security	350,000	0
Purchase of equipment	(42,910)	(19,454)
Proceeds from sale of property	2,620	0
Principal payments on notes receivable	600,000	0

Net cash used in investing activities	(593,315)	(19,454)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	0	1,714,149
Proceeds from issuance of common stock, net	3,441,721	0
Proceeds from notes payable	0	78,500
Payments of notes payable	0	(281,000)
Proceeds from exercise of stock options and warrants	465,125	215,710

Net cash provided by financing activities	3,906,846	1,727,359

Net increase in cash and cash equivalents	1,214,907	622,405
Cash and cash equivalents, beginning of period	1,311,879	1,058,960

Cash and cash equivalents, end of period	$2,526,786	$1,681,365

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
For the Nine Months Ended August 31, 2005 and 2004

	2005	2004

SUPPLEMENTAL INFORMATION NON - CASH TRANSACTIONS:
Deferred compensation costs arising from issuance of warrants to Consultant	$1,476,376	$0
Conversion of convertible notes payable and accrued interest into common stock	$519,272	$327,886
Other current assets arising from issuance of warrants to consultant	$157,393	$0
Accrued real estate taxes assumed by buyer in sale of real estate	$179,728	$0

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell Technologies, Inc. (formerly Exten Industries, Inc. prior to April 1, 2004) and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended November 30, 2004 (the "Form 10-KSB") previously filed with the SEC. The results of operations for the three and nine month period ended August 31, 2005 are not necessarily indicative of the operating results for the fiscal year ending November 30, 2005.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

REVENUE RECOGNITION

As of November 30, 2004, a receivable of $94,518 representing the balance due under the minimum royalty through that date of $100,000 less actual royalty payments of $5,482 received from XenoTech was recorded. During the period ended August 31, 2005, the Company entered into an agreement with XenoTech whereby a credit of $47,000 was applied against this receivable (and charged to selling and administrative expenses) as the Company's share of cost associated with the launch by XenoTech of the shrink wrap version of the Company's product. The Company expects to receive the remaining amount due in the form of XenoTech's products and services.

COMPREHENSIVE LOSS

Comprehensive loss, which is reported on the accompanying condensed consolidated statement of stockholders' equity as a component of accumulated other comprehensive loss, consists of net loss and other gains and losses affecting stockholders' equity that, under accounting principles generally accepted in the United States of America, are excluded from net loss. For the Company, comprehensive loss consisted of the net loss adjusted for the unrealized holding gains and losses on the Company's available-for-sale marketable securities at August 31, 2005.

2.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest totaled $66,218 and $72,798 for the nine month period ended August 31, 2005 and 2004, respectively.

3.  NOTES PAYABLE

Notes payable as of November 30, 2004 of $425,000 was comprised of two convertible notes payable to related parties with interest at 10%, due on varying dates in 2004 and 2005 (see Note 9 in the Form 10-KSB).

During the nine months ended August 31, 2005, convertible notes with a principal balance of $425,000 plus accrued interest of $94,272 were converted into 529,272 shares of the Company's common stock at conversion prices of $.75 and $1.00 per share.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.  PREFERRED STOCK (continued)

Proceeds to the Company were $1,714,149, net of $285,851 of issuance costs, of which $902,388 was assigned to the 5,000,000 warrants, utilizing the Black-Scholes option pricing model. The terms associated with the warrants are described in Note 10 in the Form 10-KSB. In connection with the issuance of the Series I convertible preferred stock and warrants in the nine months ended August 31, 2004, the Company recorded $1,721,144 related to the beneficial conversion feature on the Series I convertible preferred stock as a deemed dividend, which increased additional paid-in capital. The preferred stock issued included a beneficial conversion feature because the effective conversion price of the Series I convertible preferred stock was less that the fair value of the common stock on the date of issuance. The deemed dividend of $1,721,144 increased the loss applicable to common stockholders in the calculation of basic loss per common share.

During the nine months ended August 31, 2005, the preferred stockholders converted 3,000 preferred shares into 300,000 shares of common stock at a conversion price of $1.00 per share. As of August 31, 2005, the Company had reserved 1,500,000 shares of common stock for issuance upon conversion of the remaining 15,000 outstanding shares of preferred stock.

5.  MARKETABLE SECURITIES

Investments in marketable securities at August 31, 2005 are summarized as follows:

	Cost	Market value	Unrealized Holding Gain (Loss)
Government Agency Bonds	$348,256	$349,563	$1,307
Corporate Bonds	804,770	794,860	(9,910)

Total	$1,153,026	$1,144,423	$(8,603)

The Company has determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized holding gain (loss) reported in stockholders' equity under the caption "Accumulated Other Comprehensive Loss".

6.  COMMON STOCK, STOCK OPTIONS AND LOSS PER SHARE

On February 10, 2005, the Company completed a private placement offering pursuant to Regulation D of the Securities Act of 1933, as amended. Pursuant to subscription agreements, originally signed on January 29, 2005 and subsequently amended on February 10, 2005, with 11 accredited investors, the Company received an aggregate of $4,000,000 and issued an aggregate of 5,333,333 shares of common stock; three year warrants to purchase an aggregate of 3,600,000 shares of common stock at $1.00 per share and three year warrants to purchase an aggregate of 1,600,000 shares of common stock at $1.50 per share. After deducting issuance costs of $558,279 the Company received net proceeds of $3,441,721. In connection with the offering, the Company entered into a registration rights agreement with the investors and filed a registration statement on May 12, 2005 for the resale of the common stock and the shares issuable upon exercise of the warrants. The shares became registered under the Securities Act on October 6, 2005.

During the nine months ended August 31, 2005, the Company issued 299,218 shares of common stock for directors and professional fees totaling $293,113 based on the market value of the shares at the date of issuance.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.  COMMON STOCK, STOCK OPTIONS AND LOSS PER SHARE (continued)

During the nine months ended August 31, 2005, the Company granted options to purchase 1,240,000 shares of common stock to three officers at exercise prices ranging from $.80 to $1.40 per share, including options to purchase 200,000 shares in connection with the employment agreement described in Note 11. During the same period, the Company granted options to purchase 50,000 shares of common stock to two consultants at exercise prices ranging from $.80 to $2.00 per share. The Company also granted options to purchase 100,000 shares of common stock to two members of the Company's Board of Directors at an exercise price of $1.10 per share. The Company recorded aggregate charges of $150,387 to selling, general and administrative expenses during the nine months ended August 31, 2005 based on the fair value of the options issued to the consultants and directors as determined by the Black- Scholes option pricing model.

The Company also granted options to purchase 72,200 shares of common stock to five employees at an exercise price of $1.10 during the nine months ended August 31, 2005. During the period, 115,000 options were exercised at an exercise price of $.58 for total proceeds of $66,700.

Changes during the nine months ended August 31, 2005 in stock options outstanding for the Company were as follows:

Options outstanding at November 30, 2004	1,500,600
Granted	1,462,600
Exercised	(115,000)

Options outstanding at August 31, 2005	2,847,800

The Company accounts for stock options granted to employees based on their intrinsic values under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", and the provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment of FASB Statement No. 123" (see Note 13 in the Form 10-KSB). Since the exercise price of certain of the options granted by the Company and its subsidiary to their employees has been equal to or greater than fair value, the Company has not recognized any earned or unearned compensation cost in its consolidated financial statements in connection with those options. The Company's historical net loss, basic and diluted net loss per share, pro forma net loss and basic and diluted pro forma net loss per share for the three and nine months ended August 31, 2005 and 2004 assuming compensation cost has been determined based on the fair value of all options at the respective dates of grant using a pricing model consistent with the provisions of SFAS 123 and amortized over the vesting period are set forth below:

	Three months ended August 31,		Nine months ended August 31,

	2005	2004	2005	2004

Net loss as reported	$(1,059,363)	$(2,180,774)	$(2,860,326)	$(3,193,897)
Stock-based employee compensation expense assuming a fair value based method had been used for all awards	(27,297)	(37,058)	(81,892)	(111,173)

Net loss - pro forma	$(1,086,660)	$(2,217,832)	$(2,942,218)	$(3,305,070)

Net loss per common share as reported	$(.03)	$(.09)	$(.09)	$(.013)
Basic net loss per common share - pro forma	$(.03)	$(.09)	$(.10)	$(.14)

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.  COMMON STOCK, STOCK OPTIONS AND LOSS PER SHARE (continued)

The fair value of each option granted by the Company for the pro forma computations above and each warrant issued by the Company for consulting services (see Note 7 herein) during the nine months ended August 31, 2005 was determined using the Black-Scholes option pricing method with the following weighted average assumptions: dividend yield at 0%, expected volatility raging from 59% to 97%, risk-free interest rate raging from 1.34% to 3.91%, and expected lives of 5 years.

As a result of amendments to SFAS 123, the Company will be required to expense the fair value of employee stock options over the vesting period beginning with its first fiscal quarter of the fiscal year ending November 30, 2007.

The Company incurred losses for the three and nine months ended August 31, 2005 and 2004. The assumed effects on net loss per share of the exercise of outstanding stock options and warrants and the conversion of convertible notes payable and convertible preferred stock were anti-dilutive and, accordingly, diluted per share amounts equal basic net loss per common share amounts. The total number of common shares potentially issuable upon exercise or conversion excluded from the calculation of diluted loss per share was 16,623,027 and 9,637,911 as of August 31, 2005 and 2004, respectively.

7.  WARRANTS

On December 7, 2004, The Board of Directors voted to approve the issuance of 110,000 three year warrants at $.05 per share to an investor relations firm for consulting services to be rendered over a twelve month period commencing December 1, 2004. The fair value of the warrants determined using the Black-Scholes option pricing model was $82,961. This amount will be recognized as a charge to expense over a twelve month period that commenced December 1, 2004.

In addition, in February 2005, as consideration for consulting services over the three year contract period, the Company issued to its non-executive Co-Chairman of the Board a five-year warrant to purchase 2,000,000 shares of the Company's common stock at $1.40 per share. The warrants become exercisable in equal monthly installments over a three year vesting period. Vesting will be accelerated on one - half of the warrants to within 30 days of the Company closing an additional equity financing arranged by the non- executive Co- Chairman of the Board of at least $10,000,000. The Company recognized deferred compensation of $1,476,376 for the fair value of the warrants determined using the Black-Scholes option pricing model. The deferred compensation will be recognized as a charge to expense ratably over the three year contract period commencing February 1, 2005.

On June 23, 2005, the Board of Directors voted to approve the issuance of 100,000 five year warrants at $1.27 per share to an investor relations firm as a nonrefundable deposit for consulting services .The fair value of the warrants determined using the Black-Scholes option pricing model was $74,432 and is included in selling, general and administrative expenses.

As explained above and in Note 6 herein, during the nine months ended August 31, 2005, a total of 5,200,000 warrants were issued to investors in the February 2005 private offering at prices ranging from $1.00 to $1.50 per share, a total of 2,000,000 warrants were issued to a consultant and member of the Board of Directors at an exercise price of $1.40 per share and 110,000 warrants were issued to a consultant at a price of $.50 per share.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.  WARRANTS (continued)

During the nine months ended August 31, 2005, 748,000 warrants were exercised at prices ranging from $.50 to $.60 per share for total proceeds of $399,000. Also during the same period, 160,000 warrants with an aggregate exercise price of $160,000 were exchanged in a cashless transaction for 84,882 shares. As of August 31, 2005, warrants to purchase 11,770,546 shares of common stock were outstanding and exercisable at $.05 to $1.50 per share.

8.  GRANT INCOME

In July 2003, the Company was awarded a grant by the National Institutes of Health to improve the function of the Company's cell line. The Company began the project in July, 2004. The total federal award amounted to $139,314. The project period expired on December 31, 2004. During the nine months ended August 31, 2005, the Company received $36,256 under the grant and has accounted for this as an offset to research and development expenses for the period. On August 30, 2005, notification was received that a new Small Business Innovation Research award in the amount of $138,473 had been granted to the Company to create proprietary BioFactories™ that express a serine protease inhibitor recently implicated as a novel treatment for sepsis. Amounts received under the grant will be accounted for as an offset to research and development expense in the periods incurred.

9.  LEASE AGREEMENT

On April 6, 2005, the Company entered into a three year sublease agreement for new research and administrative facilities. Remaining basic rental commitments under the sublease agreement as of August 31, 2005 total $265,366 payable as follows: $59,202, $100,296 and $105,868 in the years ending November 30, 2005 through November 30, 2007, respectively. The sublease agreement also provides for an optional three year renewal period.

As a result of the relocation of operations during the nine months ended August 31, 2005, the Company recognized a loss associated with the abandonment of leasehold improvements of $14,286.

10.  REAL ESTATE HELD FOR SALE

The Company owned a parcel of undeveloped land near the Grand Canyon. During the nine months ended August 31, 2005, the Company sold lots with a carrying value of $46,332 for $2,520 in cash and the buyer's assumption of the applicable unpaid property taxes in the amount of $179,728. As a result of this transaction the Company recorded a gain on sale of property of $136,016.

11.  EMPLOYMENT AGREEMENT FOR RONALD A. FARIS

On May 26, 2005, the Company executed a new employment agreement with Ronald Faris, Ph.D., continuing his employment as Senior Vice President and Chief Science Officer. The agreement is for a term of three years and may be cancelled by Dr. Faris or by the Company at any time. The agreement provides for a base salary of $175,000 per year plus participation in the Company's bonus and compensation programs for executive management, if and when established. In addition Dr. Faris received a stock option (the "Option") to purchase 200,000 shares of the Company's common stock, at an exercise price of $1.40 per share, (the fair market value at the date of the grant) under the Company's 2004 Equity Incentive Plan (the "Plan"). Subject to the terms of the Plan, the Option will be exercisable for a period of five years and vest monthly over the three year term of the agreement in equal increments of 1/36th. The agreement also provides that Dr. Faris shall be eligible to participate in any executive benefit plan made available to the Company's executive or key management employees, including paid vacation and medical insurance.

In the event Dr. Faris is terminated without cause (as defined in the agreement) or he terminates his employment for good reason (as defined in the agreement), Dr. Faris is entitled to receive severance pay equal to six months of his base salary then in effect. In addition, for a period of one year after his employment with the Company ends, Dr. Faris has agreed not to solicit the Company's employees, consultants, customers, suppliers or distributors.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.  SUBSEQUENT EVENTS

On September 7, 2005, MultiCell Immunotherapeutics, Inc. ("MCTI"), a subsidiary of the Company, entered into an Asset Contribution Agreement with the Company, Alliance Pharmaceutical Corp. ("Alliance"), and Astral, Inc. ("Astral," and together with Alliance, the "Transferors") (the "Agreement"). Pursuant to the Agreement, MCTI issued 490,000 shares of common stock to Alliance in consideration for the acquisition of certain assets (including intellectual property, laboratory equipment and furniture) and the assumption of certain liabilities relating to Transferors' business. The intellectual property acquired by MCTI includes ten United States and twenty foreign issued and pending patents and patent applications related to chimeric antibody technology, treatment of type 1 diabetes, T-cell tolerance, toll-like receptor technology, dendritic cells, dsRNA technology and immunosuppression. The 490,000 shares of MCTI's common stock represent 49% of the outstanding shares of MCTI as of the closing of the transaction. As part of the acquisition, MultiCell has guaranteed the obligations of MCTI related to the assumption of certain liabilities relating to Transferors business.

Prior to the closing of the Acquisition, Stephen Chang, a director and the President of MultiCell, served as the President and Chief Executive Officer of Astral on a one-day per week basis. As part of MCTI's assumption of certain liabilities of the Transferors, MCTI assumed liabilities owed by Astral to Mr. Chang in the amount of $200,000. The $200,000 assumed by MCTI will be paid to Mr. Chang over a period of time as determined by the board of directors of MultiCell, with Mr. Chang abstaining from voting thereon.

The Acquisition closed on September 7, 2005, the date of execution of the Agreement. Initially, the acquisition by the subsidiary, which will be accounted for by the Company as a purchase, is not expected to have a material affect on the Company's consolidated financial statements.

Immediately following the closing of the Acquisition, MCTI sold and issued 500,000 shares of MCTI's Series A Preferred Stock to MultiCell pursuant to a Series A Preferred Stock Purchase Agreement (the "Series A Financing"). In consideration for MCTI's issuance of shares of Series A Preferred Stock, MultiCell paid to MCTI cash in the amount of $1,000,000, and issued a secured promissory note to MCTI in the amount of $1,000,000 (the "Note"). The Note bears interest at an annual rate of 5% and may be prepaid without penalty by MultiCell at any time. The Note is secured by 250,000 shares of Series A Preferred Stock held by MultiCell and is payable in the amount of $250,000 plus interest at the end of each three-month period following the issuance of such Note. Following the Series A Financing, MultiCell holds approximately 67% of the outstanding shares (on an as-converted basis) of MCTI, and Alliance holds the remainder of approximately 33%. The board of directors of MCTI consists of three members as follows: (a) W. Gerald Newmin, MultiCell's Chief Executive Officer, (b) Stephen Chang, MultiCell's President, and (c) Duane Roth, Alliance's Chief Executive Officer.

Simultaneously with the execution of the Agreement, MultiCell entered into an IP Agreement and Release (the "IP Agreement") with Mixture Sciences, Inc. ("Mixture") and Astral. Pursuant to the IP Agreement, Mixture assigned to MCTI certain intellectual property related to the Astral business previously assigned by Astral to Mixture. In consideration, MultiCell (a) paid $100,000 to Mixture, and (b) issued to Mixture a warrant to purchase up to 400,000 shares of MultiCell's common stock. The first 200,000 shares underlying the warrant may be exercised by Mixture commencing six months following the issue date of the warrant at an exercise price per share of $1.20. The second 200,000 shares underlying the warrant may be exercised by Mixture (a) commencing on the one-year anniversary of the issue date of the warrant at an exercise price per share equal to 120% of the average price per share for the 30-day period prior to such one-year anniversary, or (b) in the event of a change of control of MultiCell prior to such one-year anniversary, commencing on the date of the public announcement of such change of control at an exercise price per share equal to 120% of the average price per share for the 30-day period prior to such change of control. The warrant shall terminate upon the earlier of (a) the seventh anniversary of the issue date of the warrant and (b) a change of control of MultiCell.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12.  SUBSEQUENT EVENTS (continued)

On September 14, 2005, the Company was awarded a pilot grant of $65,000 for a study for type 1 diabetes using its proprietary Immunoglobulin Therapeutic. Sponsored by UCHSC-NIAID, the study will be conducted in collaboration with the Benaroya Research Institute at Virginia Mason University in Seattle, Washington.

On September 15, 2005, the Board of Directors of the Company appointed Anthony Altig to the Board of Directors. In connection therewith, the Board of Directors granted to Mr. Altig an option to purchase 50,000 shares of the Company's common stock at an exercise price per share of $0.95, the closing price of the Company's common stock on September 15, 2005. The option has a 5-year term, and 1/36th of the shares underlying the option vest on the last day of each month following the date of grant for three years, so long as Mr. Altig continues to be a service provider to the Company. Mr. Altig's option will be governed by the Company's 2004 Equity Incentive Plan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

This document contains forward-looking statements that are based upon current expectations that are within the meaning of the Private Securities Reform Act of 1995. It is our intent that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements regarding:

•	applications for future cell lines and our technologies;
•	our intellectual property strategies;
•	development of products by our subsidiaries;
•	applications for our liver stem cells;
•	the utility and benefits of our technology and cell lines;
•	expansion of our scientific and support personnel;
•	increasing or improved revenues;
•	increasing expenses; and
•	liquidity and financing.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to:

•	difficulties or delays in development, testing, regulatory approval, production and commercialization of our and our subsidiaries' current and future cell lines and technologies;
•	effective integration of the business of our subsidiaries;
•	the uncertainty of patent protection for our intellectual property or trade secrets;
•	potential infringement of the intellectual property rights or trade secrets of third parties;
•	hiring and retaining personnel; and
•	our financial position and our ability to obtain additional financing if necessary.

Overview

MultiCell Technologies, Inc., (or MultiCell) was incorporated in Delaware on April 28, 1970 as "Exten Ventures, Inc". As of August 31, 2005, it operated two subsidiaries, MCT Rhode Island Corp. (or MCT) and Xenogenics Corporation (or Xenogenics). As used herein, the "Company" refers to MultiCell, together with MCT and Xenogenics. Effective April 1, 2004, we changed our name from Exten Industries, Inc. to MultiCell Technologies, Inc. Subsequent to the acquisition and Series A Financing described in Note 12 and as of September 7, 2005 MultiCell holds approximately 67% of the outstanding shares (on an as-converted basis) of a newly formed subsidiary, MultiCell Immunotherapeutics, Inc. (or MCTI).

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

MultiCell's immortalized human hepatocyte cell lines have demonstrated the ability to replace the continuous need for primary cells for many absorption, distribution, metabolism, excretion and toxicity, also referred to as ADME/tox applications. Expanded from our cell banks, our cell lines have significant cost and quality control advantages over primary cell sources. Our proprietary hepatic cell lines radically differ from other liver cell lines in that they are non-tumorigenic yet regenerate while maintaining liver function. A prolific cell without liver function is of little value. Our cell lines provide a consistent and functional resource for drug discovery and toxicology research, and can also be clinically utilized for cell-based therapies to supplement liver function and regeneration.

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

It is our goal to obtain broad patent protection on liver stem cell technology followed by diversification into other stem cell fields such as cardiovascular and pancreatic stem cell technologies. We continue to advance our internal research programs to characterize the liver stem and/or progenitor cells. Liver stem cells may be useful in the treatment of diseases such as hepatitis, liver failure, blood-clotting disorder, cirrhosis of the liver and liver cancer. Our adult stem cell technology has two distinct advantages over embryonic stem cells its non-controversial, non-fetal origin and lack of animal protein contamination. Xenogenics, our majority-owned subsidiary, owns all of the rights to the Sybiol® synthetic bio-liver device, for which notice of allotment for a U.S. patent has been issued. The Sybiol "artificial liver" is intended to act as a substitute liver for a patient whose own liver is healing from injury or disease or for use as an artificial liver "bridge" for transplant patients awaiting a donor organ. The device may also be used to assist and improve the quality of life for patients with chronic liver disease or episodic liver trauma. The key to our artificial liver device, or other devices attempting to gain approval, is the functionality of the cells it utilizes. The Company plans to use its proprietary immortalized human hepatocytes to catalyze the Sybiol. The Company will need to demonstrate sufficient process controls to meet strict standards for a complex medical system. This means the cell production facility will need to meet the same standards as those pertaining to a pharmaceutical company. The cells may be produced in our own facility, or by a manufacturing partner with the requisite skills and equipment that meets the requirements of the U. S. Food and Drug Administration, or FDA. Both the device and the cells will require FDA approval. The Company has not yet filed with the FDA a plan to initiate clinical trials for the Sybiol device.

Our technology offers potentially significant competitive advantages in the development and commercialization of products. We believe that MultiCell's liver cell technology can be used to produce biopharmaceutical products that may demonstrate enhanced biological properties and prove to be potentially more efficacious and less toxic than products derived from other cell production systems. The technology may be well suited for the production of certain human viruses that cannot be produced efficiently at present using alternative technologies. From a production perspective, our technology may offer the ability to manufacture biopharmaceutical products in large volumes, which may speed the production process and reduce manufacturing costs.

We believe that our technology provides a unique manufacturing system that consists of a human cell line that can be used to produce a variety of biopharmaceutical products. We developed the MultiCell liver cell technology from a single source of healthy, human liver cells in a documented manner. The cell line has been successfully adapted to grow without the need for serum supplementation.

MultiCell's technology may also be used as a production system for developing and manufacturing antibodies or proteins by inserting DNA encoding for a particular protein into liver cells. We expect these modified liver cells to grow further and secrete the desired antibody or protein, which can then potentially be used for pre-clinical research or developed for therapeutic proteins.

In August 2003, we signed an exclusive manufacturing and distribution license agreement for two of our cell lines with XenoTech, LLC. The agreement was for a seven year term, of which as of August 31, 2005, four years and eleven months remain, with minimum remaining royalties of $17.2 million due the Company in order for XenoTech to maintain exclusivity. Prior to December 1, 2004, the Company had recognized revenues under the XenoTech agreement based on the minimum royalty amount for each period because it had received a prepayment of a substantial portion of the amount due. XenoTech is required to pay the Company a $2.1 million minimum royalty amount for the current fiscal year as a condition of its exclusivity. Since XenoTech could elect to give up its exclusive rights, the collection of the contractual amount is no longer reasonably assured and, in accordance with SEC Staff Accounting Bulletin Topic 13, commencing December 1, 2004, the Company began recognizing revenues under the XenoTech agreement based on the agreement's royalty percentage applied to XenoTech's actual sales for the period instead of the minimum royalty amount. The Company is currently in discussions with XenoTech relative to the status of the minimum royalties for the remaining contract period.

XenoTech has distribution agreements with numerous companies for a variety of pharmaceutical and laboratory products and also performs contract research for pharmaceutical companies. These services position XenoTech to promote market and distribute our cell lines. XenoTech utilizes direct and group sales presentations, telemarketing, and direct mail to promote and sell our cells. Additionally, since XenoTech has a number of respected scientists and have developed compelling efficacy data for our cells, its representatives frequently give presentations regarding our cell lines at conferences, which we believe helps develop sales leads. On June 15, 2005, the Company announced that XenoTech would begin distributing the Company's product in a shrink-wrap vial, in an effort to speed acceptance of the Company's product through a reduction in the length of the sales cycle. Previously, the Company's product was distributed exclusively through a license agreement.

With the addition as of September 7, 2005 of MCTI, as a majority-owned subsidiary of MultiCell, the Company will begin to develop new therapeutic products utilizing stem cells and other related technologies. MCTI's promising therapeutic platform complements the Company's existing intellectual property portfolio including promising stem cell technologies. We expect the combination of the Company's existing adult stem cell technology and the new therapeutic technologies obtained through MCTI to significantly expand the potential to further monetize the Company's intellectual property.

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

Quarter ended August 31, 2005 Compared to the Quarter Ended August 31, 2004

Revenue. Total revenue for the three months ended August 31, 2005 was $69,056, as compared to revenue of $176,299 for the same quarter in the prior fiscal year, a decrease of $107,243. In the comparable quarter of the prior year $150,000 was recognized as amortization of the $700,000 royalty prepayment made by XenoTech for the first 16 month royalty period. This prepayment period ended November 30, 2004. Revenues under the XenoTech agreement commencing December 1, 2004 are being recognized based on the agreement's royalty percentage applied to XenoTech's actual sales for the period. On June 15, 2005, the Company announced the launch of a shrink-wrap version of its product. We believe that this action, along with further product enhancements and the launch of new products currently under development, will lead to an improvement in revenue levels in the future.

Operating Expenses. Total operating expenses for the three months ended August 31, 2005 were $1,173,036, representing an increase of $547,066, as compared to the same period in the prior fiscal year. This increase results from the Company increasing selling, general and administrative expenses by $581,144 due to the hiring of additional management personnel, increasing marketing and investor relations costs, as well as increasing costs associated with meeting the requirements of being a public company. Research and development expenditures decreased by $29,872. This decrease is primarily due to the granting of options to the Scientific Advisory Board during the quarter ended August 31, 2004 valued at $235,980, in comparison to direct research and development expenditures of $206,108 incurred during the quarter ended August 31, 2005.

Other income/expense. Interest expense for the three months ended August 31, 2005 was $4,933, which represents a decrease of $17,821 compared to the same quarter in the prior fiscal year. This decrease was attributable to a reduction in the outstanding debt through payments and conversions of convertible notes and accrued interest into the Company's common stock. Interest and dividend income for the quarter ended August 31, 2005 was $37,928, as compared to $17,645 in the previous year. This increase is attributable to the Company having available funds to invest in marketable securities. During the current quarter, the Company also recognized a gain on the sale of property in the amount of $3,847.

Net Loss. Net loss for the three months ended August 31, 2005 was $1,059,363, as compared to a net loss of $2,180,774 for the same period in the prior fiscal year, representing a decrease in the net loss of $1,121,411. The net loss applicable to common stockholders for the three months ended August 31, 2004 included a one-time non-cash charge of $1,721,144 due to the beneficial conversion feature attributable to the difference between the purchase price and the fair market value of the common stock to which the Series I preferred stock issued in July 2004 is convertible, and an increase in operating expenses of $547,066 due to the Company incurring additional operating expenses relating to the management and marketing of the Company as described above.

Nine months ended August 31, 2005 Compared to the Nine Months Ended August 31, 2004

Revenue. Total revenue for the nine months ended August 31, 2005 was $150,571, as compared to revenue of $534,472 for the same period in the prior fiscal year, a decrease of $383,901. In the comparable period of the prior year $450,000 was recognized as amortization of the $700,000 royalty prepayment made by XenoTech for the first 16 month royalty period. This prepayment period ended November 30, 2004. Revenues under the XenoTech agreement commencing December 1, 2004 are being recognized based on the agreement's royalty percentage applied to XenoTech's actual sales for the period. On June 15, 2005, the Company announced the launch of a shrink-wrap version of its product. We believe that this action, along with further product enhancements and the launch of new products currently under development, will lead to an improvement in revenue levels in the future.

Operating Expenses. Total operating expenses for the nine months ended August 31, 2005 were $3,213,360, representing an increase of $1,237,565, as compared to the same period in the prior fiscal year. This increase results from the Company increasing selling, general and administrative expenses by $1,263,464 due to the hiring of additional management personnel, increasing marketing and investor relations costs, as well as increasing costs associated with meeting the requirements of being a public company.

Other income/expense. Interest expense for the nine months ended August 31, 2005 was $25,338, which represents a decrease of $44,489 compared to the same period in the prior fiscal year. This decrease was attributable to a reduction in the outstanding debt through payments and conversions of convertible notes and accrued interest into the Company's common stock. Interest and dividend income for the nine months ended August 31, 2005 was $80,390, compared to $54,728 in the previous year. This increase is attributable to the Company having available funds to invest in marketable securities. The Company also recognized a gain on the sale of property in the amount of $136,016 during the nine months ended August 31, 2005.

Net Loss. Net loss for the nine months ended August 31, 2005 was $2,860,326, as compared to a net loss of $3,193,897 for the same period in the prior fiscal year, representing a decrease in the net loss of $333,571. The net loss applicable to common stockholders for the nine months ended August 31, 2004 included a one-time non-cash charge of $1,721,144 due to the beneficial conversion feature attributable to the difference between the purchase price and the fair market value of the common stock to which the Series I preferred stock issued in July 2004 is convertible, and an increase in operating expenses of $1,237,565 due to the Company incurring additional operating expenses relating to the management and marketing of the Company as described above.

Liquidity and Capital Resources

The Company's cash needs have been managed primarily through the issuance of debt or equity instruments. During the nine months ended August 31, 2005, we had a net loss of $2,860,326. As a result of the inclusion of non-cash charges for services paid through the issuance of common stock, options and warrants with a fair value of $600,893: depreciation and amortization of equipment and improvements and amortization of a license agreement of $121,052, amortization of deferred compensation of $287,070, an increase in accounts payable and accrued expenses of $123,888, net of the effects of deferred income of $89,614 recognized in revenue, and an increase in other current assets of $91,442, our cash used in operating activities totaled $2,098,624. During the period we were able to issue common stock for aggregate proceeds, net of issuance costs of $3,441,721, convert other notes and accrued interest of $519,272 to common stock, receive proceeds of $465,125 from the exercise of options and warrants, and collect on a note receivable and related interest of $605,000.

In February 2005, the Company completed a $4,000,000 private placement resulting in net proceeds of $3,441,721, in exchange for the issuance of 5,333,333 shares of common stock and related warrants as described in Note 6. This cash substantially improved the Company's liquidity position. As of August 31, 2005, the Company had a cash balance of $2,526,786, marketable securities of $1,144,423 and a working capital balance of $3,329,921, of which $119,486 is attributable to deferred income, which is included in current liabilities that arose from a prepayment made by XenoTech under the license agreement that will be recognized in revenue over the term of the agreement. The Company is maintaining a conservative fiscal policy.

Through August 31, 2005, a significant portion of our financing has been provided through private placements of preferred and common stock and the exercise of stock options and warrants. We have in the past increased, and plan to increase further, our operating expenses in order to fund higher levels of product development, undertake and complete the regulatory approval process, and increase our administrative resources in anticipation of future growth. In addition, acquisitions such as MCTI increase operating expenses and therefore negatively impact, in the short term, the liquidity position of the Company. We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional equity securities, debt financing and/or the sale or licensing of our technologies. We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures. We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources. Although we raised gross proceeds of $4 million in a February 2005 private placement, we do not have any binding commitment with regard to future financing. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund expansion, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

ITEM 3.  CONTROLS AND PROCEDURES

(A)     Evaluation of Disclosure Controls and Procedures

As of August 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and President and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of August 31, 2005 to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. The Company's Form 10-QSB for the quarter ended August 31, 2004 reported that the Company's CEO, who at the time was also serving as the Acting Chief Financial Officer, had concluded that more effective disclosure controls and procedures needed to be set in place regarding the timely recording and reporting of the Company's issuance of stock options and other equity instruments. In response, during the fiscal quarter ended August 31, 2004, the Company initiated a number of improvements in internal controls including the Company's engagement of a Chief Financial Officer to provide fiscal oversight and the consolidation of financial operations at the Company's Rhode Island headquarters.

Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, management has decided that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are immaterial and the potential benefits of adding employees to clearly segregate duties do not justify the expense associated with such increases.

(B)     Changes in Internal Controls

There was no change in our internal controls over financial reporting during the quarter ended August 31, 2005 that has materially affected or is reasonably likely to affect, our controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

NONE.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 23, 2005, the Company issued warrants to purchase 100,000 shares of common stock exercisable at $1.27 per share to a consultant for services rendered. The issuances of these securities of the Company were deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of such securities either received adequate information about the Company or had access, through employment or other relationships with the Company, to such information.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5:  OTHER INFORMATION

NONE

ITEM 6:  EXHIBITS:

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1 (1)	Certificate of Incorporation, as filed on April 28, 1970.
3.2 (1)	Certificate of Amendment, as filed on October 27, 1986.
3.3 (1)	Certificate of Amendment, as filed on August 24, 1989.
3.4 (1)	Certificate of Amendment, as filed on July 31, 1991.
3.5 (1)	Certificate of Amendment, as filed August 14, 1991.
3.6 (1)	Certificate of Amendment, as filed on June 13, 2000.
3.7 (1)	Certificate of Designations of Preferences and Rights of Series I Convertible Preferred Stock, as filed on July 13, 2004.
3.8 (2)	Certificate of Amendment, as filed May 18, 2005.
3.9 (3)	Certificate of Correction, as filed June 2, 2005.
3.10 (2)	Bylaws, as amended May 18, 2005.
4.1 (1)	Specimen Stock Certificate.
4.2 (4)

Standstill Agreement, dated as of February 11, 2005, between the Registrant and Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Mercator Advisory Group, LLC, Monarch Pointe Fund, LTD, Telstar Limited, Search Capital, Golden Mist Limited, Pentagon Special Purpose Fund, LTD, Anthony Capozza, Steve Capozza, mark Elliot Schlanger, Asset Mangers International, LTD.

4.3 (4)

Registration Rights Agreement dated as of February 11, 2005, between the Registrant Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Mercator Advisory Group, LLC, Monarch Pointe Fund, LTD, Telstar Limited, Search Capital, Golden Mist Limited, Telstar Limited, Pentagon Special Purpose Fund, LTD, Anthony Capozza, Steve Capozza, Mark Elliot Schlanger, Asset Mangers International, LTD.

4.4 (3)	Warrant to Purchase Common Stock dated as of August 1, 2005, granted to Anthony J. Cataldo.
4.5 (3)	Warrant to Purchase Common Stock dated as of August 1, 2005, granted to Capstone Investments.
4.6 (5)	Warrant to Purchase Common Stock dated September 7, 2005 issued by MultiCell Technologies, Inc. to Mixture Sciences, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302.
31.2	Certification of Chief Financial Officer Pursuant to Section 302.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to exhibits to our Registration Statement on Form SB-2 filed on August 12, 2004, as amended (File No. 333-118170).

(2)	Incorporated by reference from our Current Report on Form 8-K, as filed on May 18, 2005.

(3)	Incorporated by reference from our amended registration statement on Form SB-2 filed on May 12, 2005, as amended (File No. 333-124873).

(4)	Incorporated by reference to exhibits to our Annual Report on Form 10-KSB for the year ended November 30, 2004.

(5)	Incorporated by reference to exhibits to our Current Report on Form 8-K filed on September 8, 2005.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTICELL TECHNOLOGIES, INC.

October 15, 2005	By:	/s/ W. Gerald Newmin W. Gerald Newmin Chief Executive Officer, and Co-Chairman

October 15, 2005	By:	/s/ Janice D. DiPietro Janice D. DiPietro Chief Financial Officer and Treasurer

