Form 10KSB
period 2005-11-30
MultiCell Technologies, Inc.
filed 2006-03-03
CIK 811779

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2005.

Commission File Number

001-10221

MultiCell Technologies, Inc.

(Name of small business issuer in its charter)

DELAWARE	52-1412493
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

701 George Washington Highway

Lincoln, RI 02865

401-333-0610

(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	OTC Bulletin Board

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

State issuer’s revenues for its most recent fiscal year: $ 209,156

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days (based upon 25,269,355 shares held by non-affiliates and the closing price of $.51 per share for the common stock on the over-the counter market as of January 31, 2006): $12,887,371

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 33,046,811 shares of common stock as of January 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed with the Securities Exchange Commission, are incorporated by reference to Part III of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

MULTICELL TECHNOLOGIES, INC.

FORM 10-KSB

NOTE: RESTATED FINANCIAL STATEMENTS

On February 28, 2006, the Audit Committee (the “Committee”) of the Board of Directors of the Company concluded that certain of the Company’s issued and outstanding stock options should be subject to variable accounting treatment under applicable accounting standards, and, accordingly, previously recognized compensation expense should be reduced in the Company’s previously issued financial statements under the Financial Accounting Standards Board’s Interpretation 44, “Accounting for Certain Transactions involving Stock Compensation—an interpretation of APB Opinion No. 25” (Issue Date 3/00). The Committee has discussed this matter with the Company’s registered public accounting firm, and the Company’s registered public accounting firm is in agreement with respect to the Committee’s conclusion.

Accordingly, the Company has restated its financial statements for the first three quarters of fiscal 2005, the interim periods of fiscal 2004, and for the full fiscal year 2004. Specifically, the Company accounted for various warrant and stock option grants recording a one-time charge calculated using the Black-Scholes valuation model, when in fact, no charge should have been recognized. The Company also granted warrants and options to consultants and advisory board members and also recognized a one-time charge when these warrants and options should have been subject to variable accounting. This report contains restated financial information for all such periods. The financial impact of the adjustments are described in Notes 3 and 22 of the Notes to Financial Statements set forth herein and in Item 6 “Management’s Discussion and Analysis or Plan of Operation”. Previously issued financial statements for such periods should not be relied upon.

None of the adjustments resulting from the restatement had any impact on cash balances for any period. However, the Company’s consolidated balance sheets and statements of operations were restated to reflect the restated net loss and revisions to certain balance sheet accounts.

FORWARD LOOKING STATEMENTS

This document contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. It is our intent that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to: the initiation, progress, timing, scope and anticipated date of completion of preclinical research, clinical trials and development of our drug candidates and potential drug candidates by ourselves or our partners, including the dates of initiation and completion of patient enrollment, and numbers of patients enrolled and sites utilized for clinical trials; the size or growth of expected markets for our potential drugs; our plans or ability to commercialize drugs, with or without a partner; market acceptance of our potential drugs; increasing losses, costs, expenses and expenditures; hiring plans; the sufficiency of existing resources to fund our operations; expansion of our research and development programs and the scope and size of research and development efforts; potential competitors; our estimates of future financial performance; our estimates regarding anticipated operating losses, capital requirements and our needs for additional financing; future payments under lease obligations and equipment financing lines; expected future sources of revenue and capital; our plans to obtain limited product liability insurance; protection of our intellectual property; and increasing the number of our employees and recruiting additional key personnel.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, obtaining regulatory approval, and undertaking production and marketing of our drug candidates; difficulties or delays in patient enrollment for our clinical trials; unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials or preclinical studies are not indicative of future results of clinical trials); activities and decisions of, and market conditions affecting current and future strategic partners; pricing pressures; accurately forecasting operating and clinical trial costs; uncertainties of litigation and other business conditions; our ability to obtain additional financing if necessary; changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target; the uncertainty of protection for our intellectual property or trade secrets, through patents or otherwise; and potential infringement of the intellectual property rights or trade secrets of third parties. In addition such statements are subject to the risks and uncertainties discussed in the “Risk Factors” section and elsewhere in this document.

PART I

DESCRIPTION OF BUSINESS

About MultiCell Technologies, Inc.

MultiCell Technologies, Inc. was incorporated in Delaware on April 28, 1970 as Exten Ventures, Inc., subsidiary of Exten Industries, Inc. (“Exten”). An agreement of merger between Exten and MultiCell was entered into on March 20, 2004 whereby MultiCell ceased to exist and all of its assets, property, rights and powers, as well as all debts due it, were transferred to and vested in Exten as the surviving corporation. Effective April 1, 2004 Exten changed its name to MultiCell Technologies, Inc. (“MultiCell”). MultiCell operates three subsidiaries, MCT Rhode Island Corp., Xenogenics Corporation (“Xenogenics”), and as of September 2005, MultiCell holds approximately 67% of the outstanding shares (on an as if converted basis) of a newly formed subsidiary, MultiCell Immunotherapeutics, Inc. (“MCTI”). As used herein, the “Company” refers to MultiCell, together with MCT Rhode Island Corp., Xenogenics, and MCTI. Our principal offices are at 701 George Washington Highway, Lincoln, RI 02865. Our telephone number is (401) 333-0610.

Following the formation of MultiCell Immunotherapeutics, Inc. during September 2005 and the recent in-licensing of drug candidates, the Company is pursuing research and development of therapeutics in addition to continuing to advance its cellular systems business. Historically, the Company has specialized in developing primary liver cell immortalization technologies to produce cell-based assay systems for use in drug discovery. The Company seeks to become an integrated biopharmaceutical company that will use its proprietary cell-based systems and immune system modulation technologies to discover, develop and commercialize new therapeutics itself and with strategic partners.

Our Therapeutic Programs: MultiCell is pursuing research and development targeting degenerative neurological diseases, including multiple sclerosis, or MS, metabolic and endocrinological disorders, including Type-1 diabetes, infectious diseases, including hepatitis, sepsis and influenza, and degenerative ocular diseases, including macular degeneration. MultiCell’s primary focus is advancing its lead drug candidate for the treatment of relapse remitting MS, and its lead drug candidate for the treatment of Type-1 diabetes.

Multiple Sclerosis Therapeutic Program: Multiple Sclerosis, or MS, is an autoimmune disease in which immune cells attack and destroy the myelin sheath, which insulates neurons in the brain and spinal cord. When the myelin is destroyed, nerve messages are sent more slowly and less efficiently. Scar tissue then forms over the affected areas, disrupting nerve communication. MS symptoms occur when the brain and spinal cord nerves cease to communicate properly with other parts of the body. Approximately 350,000 individuals have been diagnosed with MS in the United States and more than one million persons worldwide are afflicted with MS. An estimated 10,000 new MS cases are diagnosed in the USA annually. Initial symptoms typically manifest themselves between the ages of 20 and 40; symptoms rarely begin before 15 or after 60. Women are almost twice as likely to get MS as men, especially in their early years. People of northern European heritage are more likely to be affected than people of other racial backgrounds, and MS rates are higher in the United States, Canada, and Northern Europe than in other parts of the world. MS is very rare among Asians, North and South American Indians, and Eskimos. Yearly per patient costs for current MS drugs in the USA are: $20,533 (Rebif®), $17,827 (Betaseron®), $16,608 (Avonex®), and $16,026 (Copaxone®).

MultiCell is developing its lead MS drug candidate MCT-175 as a treatment for relapse-remitting multiple sclerosis. MCT-175 was developed using MultiCell’s Epitope-based T-cell Immunotherapy, or ETI, technology platform. MCT-175 is a myelin proteolipid protein chimeric IgG construct, which has demonstrated proof of concept in the preclinical experimental autoimmune encephalomyletisis, or EAE, mouse model.

Type-1 Diabetes Therapeutic Program: Diabetes is the name given to disorders in which the body has trouble regulating its blood glucose, or blood sugar levels. There are two major types of diabetes: Type-1 and Type-2. Type-1 diabetes, also called juvenile diabetes or insulin-dependent diabetes, is a disorder of the body’s immune system. Type-1 diabetes occurs when the body’s immune system attacks and destroys certain cells in the pancreas, an organ about the size of a hand that is located behind the lower part of the stomach. These cells, known as beta cells, are contained, along with other types of cells, within small islands of endocrine cells called the pancreatic islets. Beta cells normally produce insulin, a hormone that helps the body move the glucose contained in food into cells throughout the body, which the body uses for energy. But when the beta cells are destroyed, no insulin can be produced, and the glucose stays in the blood, where it can cause serious damage to all the organ systems of the body. Roughly 5%-15% of all cases of diabetes are Type 1 diabetes. It is the most common metabolic disease of childhood, with a yearly incidence of 15 cases per 100,000 people younger than 18 years. Approximately 1 million Americans have Type-1 diabetes, and physicians diagnose 10,000 new cases every year. Many forms of insulin are used to treat Type-1 diabetes. They are classified by how fast they start to work and how long their effects last. The types of insulin include: rapid-acting, short-acting, intermediate-acting, long-acting, and pre-mixed.

MultiCell’s lead diabetes drug candidate MCT-275 is indicated for the treatment of Type-1 diabetes. MCT-275 is a chimeric immunoglobulin therapeutic derived using the company’s ETI and T-cell tolerance technologies, which contains antigenic peptide sequences from GAD 65 and insulin that can be presented on DR4/DQ8 HLA class II molecules. The binding of these epitope bearing immunoglobulins to Fc receptors results in endocytosis allowing the specific peptide to be presented on MHC class II molecules. Because this chimeric immunoglobulin is able to present in the absence of inflammatory signals, MultiCell believes it is likely that the presentation of these peptides on MHC class II molecules will result in anergy in antigen reactive CD4 cells and/or the induction of T regulatory cells. In the case of autoimmune diseases such as Type-1 diabetes, the immune response generated by the fusion proteins located on the chimeric immunoglobulin suppresses the otherwise unwanted T1 cytokine pro-inflammatory response that occurs in autoimmune diseases. MCT-275 will be tested for use in treating Type-1 diabetes and is expected to enter Phase I/II trials in late 2006.

We are focusing on our efforts primarily on advancing MCT-175 and MCT-275. If funds are sufficient, we intend to pursue one or more of our other therapeutics programs and our technologies described below.

Influenza A Therapeutic Program: Epidemics of influenza A infection typically occur during the winter months in temperate regions and have been responsible for an average of approximately 36,000 deaths/year in the United States during 1990-1999. Influenza viruses also can cause pandemics, during which rates of illness and death from influenza-related complications can increase worldwide. The rates of influenza A infection are highest among children, but rates of serious illness and death are highest among persons aged >65 years, children aged <2 years, and persons of any age who have medical conditions that place them at increased risk for complications from influenza A infection.

Influenza vaccination is the primary method for preventing influenza A infection and its severe complications.

Vaccination is associated with reductions in influenza-related respiratory illness and physician visits among all age groups, hospitalization and death among persons at high risk, middle ear infections among children, and work absenteeism among adults. Although influenza vaccination levels increased substantially in the 1990s, further increases in vaccination coverage levels are needed, chiefly among persons aged greater than 65 years who are at increased risk for influenza-related complications among all racial and ethnic groups, among blacks and Hispanics aged less than 65 years, among children aged 6-23 months, and among healthcare workers. Although influenza vaccination remains the cornerstone for the control and treatment of influenza, there is a strong need for new antiviral medications as an adjunct to vaccine therapy.

MultiCell’s drug candidate MCT-465 is indicated as a prospective anti-viral therapy for the treatment of influenza A infections. MCT-465 is a dsRNA molecule designed to exploit the body’s TLRs ability to recognize generic molecules related to pathogens. In preclinical studies, originally published in the Journal of Clinical Investigation, MCT-465 reduced pulmonary influenza A H1N1 virus titers by 1,000-fold in mouse models, resulting in barely detectable levels of the virus. The results suggest MCT-465 may also be able to reduce influenza A H5N1 viral load, also known as the “bird flu” or “avian flu” virus. The H5N1 strain of influenza A virus is genetically similar to the H1N1 strain of influenza A virus. MultiCell is planning further preclinical studies to determine the effectiveness of MCT-465 to induce immunity in mice infected by the H5N1 influenza A virus.

Macular Degeneration Therapeutic Program: Macular degeneration, a common ocular neurodegenerative disease that causes deterioration of the macula, is a primary focus of the research effort between MultiCell and Columbia University Medical Center. Sharp, clear, ‘straight ahead’ vision is processed by the macula, which is located in the central part of the retina. Damage to the macula results in the development of blind spots and blurred or distorted vision. Age-related macular degeneration, or ARMD, is a major cause of visual impairment in the United States, and for people over age 65 it is the leading cause of legal blindness among Caucasians. Approximately 1.8 million Americans age 40 and older have advanced ARMD, and another 7.3 million people with intermediate ARMD are at substantial risk for vision loss. The United States government estimates that by the year 2020 there will be 2.9 million people with advanced ARMD. There are two forms of age-related macular degeneration, namely “wet” and “dry”. For many people, the visual cells simply cease to function – like colors fading in an old photograph – due to the thinning of the macular tissues and resulting disturbances in its pigmentation. This form of ARMD is known as the “dry” form of macular degeneration. Seventy percent of patients have the dry form of macular degeneration. The other thirty percent of ARMD patients have the “wet” form of macular degeneration, which can involve bleeding within and beneath the retina, opaque deposits, and scar tissue. The wet form of ARMD accounts for ninety percent of all cases of legal blindness among macular degeneration patients. Different forms of macular degeneration may occur in younger patients. These non-age-related cases of macular degeneration may be linked to heredity, diabetes, nutritional deficits, head injury, infection, or other factors.

MultiCell has entered into a research agreement with Columbia University Medical Center focused on evaluating certain hexapeptide molecules for efficacy as potential therapies for the treatment of the “dry” form of macular degeneration. MultiCell has an option to enter into an exclusive worldwide license for any invention resulting from the sponsored research. The project is designed to determine whether the hexapeptide can protect against retinal ganglion cell, or RGC, death in acute and chronic in vivo models of optic neuropathy. The underlying mechanisms of RGC death are not fully understood, though RGC apoptosis has been heavily implicated in many ocular neurodegenerative diseases including macular degeneration. Given the delicate balance between the survival and death signals in neuronal cells, molecules that are capable of inhibiting apoptosis are strongly considered as future therapeutic options for the treatment of ocular neurodegenerative diseases. Dr. James C. Tsai, Associate Professor of Ophthalmology, at Columbia University College of Physicians & Surgeons, will direct the research program.

BioFactories™ Therapeutic Protein Program: MultiCell has developed an immortalized human hepatocyte cell line that secretes clinically relevant plasma proteins including clotting factors and alpha-1-antitrypsin that are virtually indistinguishable from plasma-derived proteins. Traditional methods to commercially produce therapeutic proteins include purification from plasma and expression of recombinant proteins in nonhuman producer cells. Unfortunately there are limitations to both of these approaches that lead to a market shortage of therapeutic proteins. The global supply of human plasma is limited and there will always be the risk of unknown viral contamination. MultiCell believes its therapeutic protein BioFactories™ offer the potential to become next generation producer cells the manufacture of important bio-molecules.

Therapeutic Proteins: MultiCell’s hepatocytes can be used as a production system for developing and manufacturing antibodies or proteins by inserting DNA encoding for a particular protein into liver cells. These modified liver cells are designed to grow further and secrete the desired antibody or protein, which can then be used for pre-clinical research or developed for therapeutic proteins.

Unique Liver Proteins: A number of therapeutic plasma proteins are naturally made and secreted by mammalian hepatocytes. Our immortalized hepatocytes are producing several therapeutic proteins in culture that have immediate value in the commercial markets. A partial list of these proteins includes albumin, alpha one antitrypsin, blood clotting factors, and transferrin. Several of these proteins require liver specific processing for full biological activity. The Company believes that it will be able to “scale up” production of its cell lines.

MultiCell received a Small Business Innovation Research (SBIR) award in August 2005 to create proprietary BioFactories™ that express a serine protease inhibitor recently implicated as a novel treatment for sepsis.

Sepsis is the leading cause of death in the non-cardiac intensive care unit and the tenth leading cause of death overall in the United States. Sepsis is a systematic and overwhelming response to infection. Once triggered, an uncontrolled cascade of coagulation, impaired fibrinolysis, and inflammation occur, causing further disease progression. This results in damage to the lungs, liver, kidney and cardiovascular system, leading to multiple organ failure, which is usually followed by death. Presently the treatment viewed as the best for severe sepsis is Eli Lilly’s Xigris, however this product only reduces the absolute risk of death by six percent. The annual cost to treat patients with severe sepsis in U.S. hospitals is nearly $17 billion.

MultiCell’s highly functional, immortalized human hepatocytes naturally produce plasma proteins including inter-alpha-inhibitor proteins (I(alpha)Ip), serine protease inhibitors that have been found valuable as a treatment for sepsis in preclinical studies. Presently, the only source of I(alpha)Ip is to purify it from human plasma. The biochemical complexity and critical post-translation modifications of I(alpha)Ip preclude expressing the recombinant protein by conventional systems.

The goal of this Phase I SBIR project is to genetically engineer the Company’s proprietary cell lines to express high levels of recombinant I(alpha)Ip that are biochemically identical to the native protein. If successful, the goal of the Phase II SBIR project will then be to create stable cell lines that express I(alpha)Ip and to scale up the production and purification of recombinant I(alpha)Ip for preclinical evaluation.

Hepatocyte Encapsulation Program: Living Cell Technologies Limited, a developer of injectable live cell therapy products to treat life threatening diseases, and MultiCell have entered into a joint venture to develop therapeutic liver cell applications. The collaboration will focus on creating novel liver-cell based technologies and products that lead to the development of new medicines and treatments for a variety of liver-related diseases. MultiCell will develop extended functionality of its adult liver stem cells and immortalized human hepatocytes using Living Cell Technologies Limited’s proven encapsulation technology (biocapsules). The resulting products will be used for drug discovery, protein production and therapeutic clinical applications. The “biocapsule”, made from a purified form of alginate, enables Living Cell Technologies Limited to regulate what factors and nutrients can pass through the wall of the capsule, protecting and nurturing the cells within. We believe Living Cell Technologies Limited’s technology will play a significant role in furthering stems cells and cell lines as a viable therapeutic product, enabling the companies to evaluate liver stem cells and immortalized human liver cells for use in both drug development and therapeutic applications with the potential to build a significant drug and stem cell delivery means. Living Cell Technologies Limited has demonstrated the potential of its technology to treat diseases caused by a lack or loss of cell function.. Living Cell Technologies Ltd. operates globally through offices in the United States, Australia, and New Zealand and develops live cell therapy products to treat life threatening human diseases. Living Cell Technologies Ltd. develops treatments where healthy living cells are injected into patients to replace or repair damaged tissue, without requiring the use of toxic drugs to prevent rejection.

We believe that our hepatocyte methodology has the following key advantages over current bio-manufacturing systems:

•	Human-based. We believe that antibody and protein products based on the human-based liver cell hepatocyte methodology will demonstrate enhanced biological properties making them potentially more efficacious.

•	High Yields. MultiCell’s hepatocyte methodology potentially offers a system for high yield, large-scale biopharmaceutical product production with proper posttranslational modification.

•	Scalability in Serum-free Conditions. MultiCell’s cells can be cultured in its proprietary serum-free medium. The use of a serum-free medium also offers the potential to significantly improve the purification of biopharmaceuticals produced using our hepatocyte methodology. We believe the absence of animal proteins will also accelerate regulatory approval.

The worldwide market for therapeutic proteins exceeded $20 billion dollars in 2004. MultiCell plans to out-license its human hepatocyte BioFactories to pharmaceutical companies that produce recombinant derived therapeutic plasma proteins.

Our Cellular System Tehcnologies: MultiCell Technologies has specialized in developing primary cell immortalization technologies to produce cell-based assay systems for use in drug discovery. While we plan to focus our efforts on our lead drug candidates, if we can raise sufficient funds we also intend to continue to pursue our cellular technologies initiatives.

Toll-like Receptor and T-Cell Targeting Technology Platform: When humans encounter a pathogen that the body recognizes as foreign, the body’s adaptive immune system seeks to neutralize the invader pathogen and rid the body of its presence. Typically, this process occurs in a relatively short period of time. If the body’s adaptive immune systems encounter a pathogen it does not recognize, the body’s innate immune system is activated to dispense with the pathogen. The innate immune system recognizes generic classes of molecules produced by a variety of disease causing agents and pathogens. When the innate immune system detects such foreign molecules, an inflammatory response is triggered in which certain cells attempt to isolate the invader and halt its spread. The activity of these cells precipitates the redness and swelling at the site of injuries, and accounts for the fever, body aches, and flu-like symptoms, which accompany many types of infections.

Toll-like receptors, or TLRs, are an ancient family of proteins that mediate the innate immunity in many species from fruit flies to humans. If the TLRs fail, the entire immune system fails, leaving a person open to infection. If the TLRs are over-stimulated, they can induce disorders marked by chronic inflammation such as arthritis, lupus and even cardiovascular disease.

MultiCell’s Toll-like receptor and T-cell targeting technologies are used to study how drug candidates modulate the immune system and suppress the pro-inflammatory response elements common in autoimmune disorders such as Type-1 diabetes and multiple sclerosis, or mobilized during an immune response due to bacterial or viral infections.

T-Cell Tolerance Technology Platform: MultiCell’s T-cell tolerance technology platform involves the delivery of specific epitopes to the immune system to generate a desired immune response, a process we call Epitope-based T-Cell Immunotherapy (“ETI”). Our ETI technology has the ability to control the magnitude and profile of the immune response, namely immune suppression in the case of an autoimmune disease, or immune stimulation in the case of infectious disease or cancer. The uniqueness of MultiCell’s ETI technology is related to the use of a delivery vehicle, namely the use of immunoglobulins that are engineered to bear specific disease-associated epitope peptides “IgPs” or fusion molecules to greatly improve the pharmacokinetics of delivered epitopes to target antigen presenting cells (“APCs”) and to regulate the profile of the immune response. Unlike general immunotherapeutics, ETI is intended to selectively affect the T-cell response to disease-associated molecules by specifically targeting the autoaggressive T-lymphocytes, while leaving the rest of the immune system functional. Other technologies have relied upon non-engineered peptides or native protein antigens to modify immune or inflammatory reactions. Some of these competing technologies have been based on the use of live vectors that may trigger deleterious immune responses to vector-associated antigens. These earlier approaches resulted in therapies with limited specificity and reduced efficacy, as well as side effects due to interference with normal immune responses. ETI is an in vivo technology that we believe is applicable to all patient groups and does not require patient-customized processing. In addition, ETI does not involve viral or cell-based vectors, and thus does not elicit the untoward immune responses associated with these vectors.

Immortalized Human Hepatocytes: We are a leading producer of immortalized human liver cells (“hepatocytes”). We believe our intellectual property portfolio positions us as a leader in the creation of highly functional, immortalized, non-tumorigenic human hepatocyte cell lines. We believe our proprietary human cell lines are ideal for developing highly predictive, high throughput drug discovery assays and enable innovative clinical approaches for treating a variety of liver-related diseases. We believe we are unique due to our understanding of the function, engineering and culturing of liver cells.

We believe we are differentiated by: our understanding of the function and manipulation of the liver cell, and our understanding of stem cells, cell therapy and cell transplantation. Our intellectual property portfolio positions us for use of non-tumorgenic immortalized mammalian hepatocytes for treating liver disease. We have established a worldwide reputation as a source of licensed immortalized liver cell lines. We are developing cell-related technologies and products to treat a variety of liver diseases and have identified four clinically relevant applications for its cell-based products.

•	High throughput screening assays for drug discovery, lead optimization, and pharmacogenomic studies.

•	Stem cells and cell transplantation to treat metabolic liver deficiencies.

•	Cellular component of liver assist devices used to treat patients suffering from acute and chronic liver failure.

•	Production of natural therapeutic plasma proteins.

According to a Bain and Company study, it costs approximately $1.7 billion to discover, test and launch a new drug. In spite of this large investment of time, effort and money, drugs continue to be withdrawn from human clinical trials and the commercial market. Bain and Company estimate that failures or U.S. Food and Drug Administration (“FDA”) rejections of new drug applications due to unanticipated toxicity and/or drug-drug interactions costs the pharmaceutical industry about $2 billion each year. According to the FDA, a ten percent improvement in predicting failures before clinical trials could save a pharmaceutical company $100 million in development costs per drug.

Most drugs that enter the body are metabolized by liver cells called hepatocytes. Unfortunately, the overall disposition of the drug may vary from patient to patient because of genetic and environmental factors. These factors affect drug metabolism and drug transport and may lead to unforeseen adverse drug reactions and/or altered metabolism and clearance of the drug itself. We believe there is an urgent need for highly predictive, high-throughput cell-based models to identify the impact of genetics on what the body does to the drug and what the drug does to the body. Although primary human hepatocytes are used to screen for potential toxicities and drug-drug interactions, their expense, limited supply, variable quality, and rapid loss of functions in culture may prohibit the routine use of these cells during the early stages of drug development.

MultiCell’s immortalized human hepatocyte cell lines have demonstrated the ability to replace the continuous need for primary cells for many absorption, distribution, metabolism, excretion and toxicity applications. Expanded from our cell banks, we believe our cell lines have significant cost and quality control advantages over primary cell sources. We believe our proprietary hepatic cell lines radically differ from other liver cell lines in that they are non-tumorigenic yet regenerate while maintaining liver function. A prolific cell without liver function is of little value. We believe our cell lines provide a consistent and functional resource for drug discovery and toxicology research, and can also be clinically utilized for cell-based therapies to supplement liver function and regeneration.

If funds are sufficient we intend to continue developing new cell lines to better model the impact of genetic differences on drug disposition. We envision that validated cell lines could be incorporated into medium-to-high throughput assays to identify potential adverse drug reactions economically and rapidly prior to expensive clinical studies.

Liver Stem Cell and Other Stem Cell Programs: In December 2003, we acquired the exclusive worldwide rights to US Patent 6,129,911 for liver stem cells. This patent involved methods for the identification and extraction of stem cells from adult liver tissue. In April, 2005, the Company was granted US Patent 6,872,389 which covers a method of obtaining a population of liver stem cell clusters from adult stem cells, and is an important enhancement to the Company’s adult stem cell portfolio.

Stem cells have two overall characteristics:

•	Cells developed from stem cells produce all the kinds of mature cells making up the particular organ or tissue; and

•	They are multi- or pluripotent and self renew, that is, other cells developed from stem cells are themselves new stem cells.

Stem cells are known to or thought to exist for many systems of the human body, including the blood and immune system, cardiovascular, the central and peripheral nervous systems and the liver, pancreas endocrine, and the skin systems. These cells are responsible for organ regeneration during normal cell replacement or after trauma to a specific organ.

It is our goal to obtain broader patent protection on liver stem cell technology followed by diversification into other stem cell fields such as cardiovascular and pancreatic stem cell technologies. If funds are sufficient, we intend to continue to advance our internal research programs to characterize the liver stem and/or progenitor cells. Liver stem cells may be useful in the treatment of diseases such as hepatitis, liver failure, blood-clotting disorder, cirrhosis of the liver and liver cancer. Our adult stem cell (ASCs) technology has two distinct advantages over embryonic stem cells (ESCs): (1) it has a non-fetal origin and, therefore, is less or non-controversial, and (2) it has no animal protein contamination.

MultiCell has extensive expertise in primary cell and stem cell immortalization techniques. MultiCell’s fundamental knowledge of stem cell biology, regulation and regeneration, has been validated by several major pharmaceutical companies including Pfizer and Hoffman La Roche which use our cell-based systems to evaluate drug candidates for cytochrome P450 induction and toxicity. We believe our knowledge and expertise also allows us to protect stem cells from immune system targeting thereby preventing their destruction in vivo. We believe MultiCell’s immortalization technology renders human cells non-tumorigenic, and does so in a very specific manner which preserves cellular function that is comparable to what we observe in the original non-immortalized cells. Based on our experience working with stem cells, and our ability to control their biology, we believe we may be able to utilize our proprietary stem cell knowledge-base to discover new medicines for the treatment of several human diseases.

Proprietary Cell Proliferation: Using our proprietary know-how, we are able to immortalize primary human hepatocytes those cells in such a way that we preserve their biological function and cause them to proliferate (“grow”) in vitro and in vivo. These proliferating primary human hepatocytes are fully functional biologically, and are capable of secreting several important biomolecules such as human serum albumin, Factor VIII, Factor XI, and a-1-Antitrypsin. We can also use these proliferating human hepatocytes to determine how a drug candidate influences their growth and biology. We believe being able to evaluate drug candidates for Cytochrome P450 induction and toxicity as well as the cells’ ability to manufacture and secrete a wide variety of proteins may be important to understanding if a drug candidate will have success in the clinic.

We believe possessing a means to reproducibly isolate liver stem cells is important to the understanding of a variety of diseases. Liver stem cells are located in a unique anatomical niche defined by its association with neighboring cell types. Stem cells reside between an adjacent hepatocyte and a biliary ductule cell. MultiCell exploits this anatomical relationship to identify and isolate liver stem cells from adult human livers. In combination with immunological markers, liver stem cells can be identified by their junctional association with neighboring hepatocytes. MultiCell has been awarded several patents related to stem cell technology and primary cell immortalization, isolation and growth technologies.

Hepatitis C Infection Program: MultiCell has entered into a research collaboration with Thomas Jefferson University, Philadelphia’s premier medical and health sciences university, to evaluate the Company’s immortalized human hepatocytes as model systems to identify new drugs to treat hepatitis C viral (HCV) infection. Successful completion of these studies could lead to the development of new high throughput assays (high speed drug testing kits) to screen for antiviral drugs using the Company’s proprietary immortalized human hepatocytes. The recent discovery of a human liver tumor T-cell line that replicates the full length HCV genome provides the impetus for the collaboration. There is an urgent need for normal human hepatocyte cell lines that not only model the viral life cycle but also retain the capability to metabolize antiviral drugs. The collaborative studies are being directed by Dr. Mark Feitelson, a world renowned leader in viral hepatitis. There are an estimated 170 million people chronically infected with HCV (hepatitis C virus) worldwide who are at high risk for the development of chronic hepatitis, cirrhosis, and liver cancer. We believe the lack of cell-based models capable of supporting infection and replication of HCV has hampered the identification of new drugs to treat HCV related diseases.

Liver Assist Device: Xenogenics, our majority-owned (56.4%) subsidiary, owns all of the rights to the Sybiol® synthetic bio-liver device, for which a United States patent (patent # 6,858,146) has been issued. The Sybiol “artificial liver” is intended to act as a substitute liver for a patient whose own liver is healing from injury or disease or for use as an artificial liver “bridge” for transplant patients awaiting a donor organ. The device may also be used to assist and improve the quality of life for patients with chronic liver disease; or episodic liver trauma. The key to our device, or other devices attempting to gain approval, is the functionality of the cells. The Company plans to use its proprietary immortalized human hepatocytes in the Sybiol device. The Company will need to demonstrate sufficient process controls to meet strict standards for a complex medical system. This means the cell production facility will need to meet the same standards as those pertaining to a pharmaceutical company. The cells may be produced in our own facility, or by a manufacturing partner with the requisite skills and equipment that meets FDA requirements. Both the device and the cells will require FDA approval. The Company has not yet initiated FDA approved clinical trials for the Sybiol device, and has no plans to do so in the immediate future.

XenoTech

In August 2003, we signed an exclusive manufacturing and distribution license agreement for two of our cell lines with XenoTech, LLC. The agreement was for a seven year term, with minimum royalties of $18 million due the Company in order for XenoTech to maintain exclusivity. XenoTech was founded in 1994 by Andrew Parkinson, Ph.D. to study drug metabolism. XenoTech provides products and contract research services to optimize discovery, development and approval of new drugs and has an established sales and marketing organization to the global pharmaceutical industry. Prior to December 1, 2004, the Company had recognized revenues under the XenoTech agreement based on the minimum royalty amount for each period because it had received a prepayment of a substantial portion of the amount due. XenoTech was required to pay a $2.1 million minimum royalty amount for the current fiscal year as a condition of its exclusivity. Since collection of the contractual amount is no longer reasonably assured and, in accordance with SEC Staff Accounting Bulletin Topic 13, commencing December 1, 2004, the Company began recognizing revenues under the XenoTech agreement based on the agreement’s royalty percentage applied to XenoTech’s actual sales for the period instead of the minimum royalty amount. On February 1, 2006, the Company terminated the agreement with XenoTech due to the failure of XenoTech, with due notice, to cure various breaches within the time allotted by the agreement, including the payment of minimum royalties to maintain exclusivity. The Company is currently in discussions with XenoTech regarding a new nonexclusive agreement.

In January 2003, we signed a 15-year non-exclusive license agreement with Pfizer, Inc. for further research use of our two cell lines. Under terms of the license agreement, Pfizer may utilize the two cell lines for internal research purposes. On each fifth anniversary of the license agreement, Pfizer must pay a non-refundable license renewal fee of $1,000.

Patents and Proprietary Technology

Our success depends in part on intellectual property protection and the ability of our licensees to preserve those rights.

We rely on certain licenses granted to us by Rhode Island Hospital and others. We also rely on trade secrets and proprietary knowledge unprotected by patents, that we protect, in part, by confidentiality agreements. It is our policy to require our employees, directors, consultants, licensees, outside contractors and collaborators, scientific advisory board members and other advisors to execute confidentiality agreements upon the commencement of their relationships with us. These agreements provide that all confidential information made known to the individual in the course of the individual’s relationship with the Company be kept as confidential and not be disclosed to third parties except in specific limited and agreed upon circumstances. We also require signed confidentiality or material transfer agreements from any company that is to receive our confidential information. In the case of employees, consultants and contractors, the agreements generally provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of the Company. There can be no guarantee that these agreements will not be violated or that we would have adequate remedies for such violation or that our trade secrets or proprietary knowledge will not become known by or independently developed by competitors.

Any proprietary protection that our Company can obtain and maintain will be important to our business.

On September 7, 2005, MCTI, entered into an Asset Contribution Agreement (the “Agreement”) with MultiCell Technologies, Alliance Pharmaceutical Corp. (“Alliance”), and Astral, Inc. (“Astral,” and together with Alliance, (“Transferors”). Pursuant to the Agreement, MCTI issued 490,000 shares of common stock to Alliance in consideration for the acquisition of certain assets and the assumption of certain liabilities relating to Transferors’ business. The intellectual property acquired by MCTI includes ten United States and twenty foreign issued and pending patents and patent applications related to chimeric antibody technology, treatment of Type 1 diabetes, T-cell tolerance, toll-like receptor technology, dendritic cells, dsRNA technology and immunosuppression

In December 2003, we acquired the exclusive worldwide rights to US Patent # 6129911, for Liver Stem Cells from Rhode Island Hospital. We agreed to pay an annual license fee of $20,000 for the first three years of the agreement and $10,000 per annum thereafter until a product is developed. Once a product is developed, if ever, the annual license fee will end and we will pay Rhode Island Hospital a 5% royalty on net sales of any product we sell covered by the patent until we pay an aggregate of $550,000 in royalties and a 2% royalty thereafter until the expiration of the patent. In April, 2005, the Company was granted US Patent # 6872389 for the liver stem cell invention of Dr. Ron Faris, MultiCell’s Senior Vice President and Chief Scientific Officer. This patent contains twenty-four claims to a method of obtaining a population of liver cell clusters from adult stem cells and is an important enhancement to the Company’s adult stem cell portfolio. The Company has an exclusive, long-term license agreement with Rhode Island Hospital for use of the following patents owned by the hospital related to liver cell lines and Liver Assist Devices (LADs):

US Patent #6,017,760, Isolation and Culture of Porcine Hepatocytes, expires October 9, 2015;

US Patent #6,107,043, Immortalized Hepatocytes, expires February 8, 2019;

US Patent #5,043,260, Perfusion Device for Hepatocytes, expires August 27, 2008;

US Patent #4,795,459, Implantable Prosthetic Device (Endothelial) expires January 3, 2006;

US Patent #6,129,911, Liver Stem Cell, expires October 10, 2017;

US Patent # 6,858,146 Artificial Liver Apparatus and Method (Sybiol), expires on February 20, 2019; and

US Patent # 6,872,389 Liver Stem Cell expires on July 8, 2019.

If we generate revenues and pay royalties, the annual license fee structure does not apply. Our agreement provides that we would pay a 5% royalty until we pay Rhode Island Hospital an aggregate of $550,000. After that, the royalty percentage decreases to 2% for the life of the patents.

On November 3, 2003, Xenogenics was notified by the United States Patent and Trademark Office that its patent application for an “Artificial Liver Apparatus And Method”, the Sybiol® Synthetic Bio-Liver Device, will be allowed. United States patent 6,858,146 was issued in 2005. The Sybiol® trademark is registered in the United States Patent and Trademark Office, number 2,048,080.

Government Regulation

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture, marketing and distribution of drugs. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our drug candidates and drugs.

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act and implementing regulations. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies, all performed in accordance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND application which must become effective before clinical trials may begin;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication;

•	submission of a new drug application, or NDA, to the FDA;

•	satisfactory completion of an FDA preapproval inspection of the manufacturing facilities at which the product is produced to assess compliance with current GMP, or cGMP, regulations; and

•	FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

This testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all.

Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the clinical trial until completed. The FDA, the IRB or the clinical trial sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice, or GCP, regulations and regulations for informed consent.

Clinical Trials: For purposes of an NDA submission and approval, clinical trials are typically conducted in the following three sequential phases, which may overlap:

•	Phase I: The clinical trials are initially conducted in a limited population to test the drug candidate for safety, dose tolerance, absorption, metabolism, distribution and excretion in healthy humans or, on occasion, in patients, such as cancer patients. In some cases, particularly in cancer trials, a sponsor may decide to run what is referred to as a “Phase Ib” evaluation, which is a second, safety-focused Phase I clinical trial typically designed to evaluate the impact of the drug candidate in combination with currently approved drugs.

•	Phase II: These clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the drug candidate for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase III clinical trials. In some cases, a sponsor may decide to run what is referred to as a “Phase IIb” evaluation, which is a second, confirmatory Phase II clinical trial that could, if positive and accepted by the FDA, serve as a pivotal clinical trial in the approval of a drug candidate.

•	Phase III: These clinical trials are commonly referred to as pivotal clinical trials. If the Phase II clinical trials demonstrate that a dose range of the drug candidate is effective and has an acceptable safety profile, Phase III clinical trials are then undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites.

In some cases, the FDA may condition approval of an NDA for a drug candidate on the sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety and effectiveness after NDA approval. Such post-approval trials are typically referred to as Phase IV clinical trials.

New Drug Application. The results of drug candidate development, preclinical testing and clinical trials are submitted to the FDA as part of an NDA. The NDA also must contain extensive manufacturing information. Once the submission has been accepted for filing, by law the FDA has 180 days to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data or an additional pivotal Phase III clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we do. Once issued, the FDA may withdraw a drug approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA may require further testing, including Phase IV clinical trials, and surveillance programs to monitor the effect of approved drugs which have been commercialized. The FDA has the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to a drug, including changes in indications, labeling or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.

Fast Track Designation. The FDA’s fast track program is intended to facilitate the development and to expedite the review of drugs that are intended for the treatment of a serious or life-threatening condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Under the fast track program, the sponsor of a new drug candidate may request the FDA to designate the drug candidate for a specific indication as a fast track drug concurrent with or after the filing of the IND for the drug candidate. The FDA must determine if the drug candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request.

If fast track designation is obtained, the FDA may initiate review of sections of an NDA before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the time period specified in the Prescription Drug User Fees Act, which governs the time period goals the FDA has committed to reviewing an application, does not begin until the complete application is submitted. Additionally, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

In some cases, a fast track designated drug candidate may also qualify for one or more of the following programs:

•	Priority Review. Under FDA policies, a drug candidate is eligible for priority review, or review within a six-month time frame from the time a complete NDA is accepted for filing, if the drug candidate provides a significant improvement compared to marketed drugs in the treatment, diagnosis or prevention of a disease. A fast track designated drug candidate would ordinarily meet the FDA’s criteria for priority review. We cannot guarantee any of our drug candidates will receive a priority review designation, or if a priority designation is received, that review or approval will be faster than conventional FDA procedures, or that FDA will ultimately grant drug approval.

•	Accelerated Approval. Under the FDA’s accelerated approval regulations, the FDA is authorized to approve drug candidates that have been studied for their safety and effectiveness in treating serious or life-threatening illnesses, and that provide meaningful therapeutic benefit to patients over existing treatments based upon either a surrogate endpoint that is reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than patient survival. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition that are substituted for measurements of observable clinical symptoms. A drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase IV or post-approval clinical trials to validate the surrogate endpoint or confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to validate a surrogate endpoint or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

When appropriate, we intend to seek fast track designation or accelerated approval for our drug candidates. We cannot predict whether any of our drug candidates will obtain a fast track or accelerated approval designation, or the ultimate impact, if any, of the fast track or the accelerated approval process on the timing or likelihood of FDA approval of any of our drug candidates.

Satisfaction of FDA regulations and requirements or similar requirements of state, local and foreign regulatory agencies typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Typically, if a drug candidate is intended to treat a chronic disease, as is the case with some of our drug candidates, safety and efficacy data must be gathered over an extended period of time. Government regulation may delay or prevent marketing of drug candidates for a considerable period of time and impose costly procedures upon our activities. The FDA or any other regulatory agency may not grant approvals for new indications for our drug candidates on a timely basis, if at all. Even if a drug candidate receives regulatory approval, the approval may be significantly limited to specific disease states, patient populations and dosages. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a drug may result in restrictions on the drug or even complete withdrawal of the drug from the market. Delays in obtaining, or failures to obtain, regulatory approvals for any of our drug candidates would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future United States or foreign governmental action.

Other regulatory requirements. Any drugs manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution, or withdraw approval of the NDA for that drug.

The FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use.

Need for Government Approval

The use of immortalized hepatocytes for drug discovery purposes does not require FDA approval. However, some of our products will be subject to regulation in the United States by the FDA and by comparable regulatory authorities in foreign jurisdictions. The Sybiol synthetic bio-liver device will be classified as a “biologic” regulated under the Public Health Service Act and the Food, Drug and Cosmetic Act. The use of human immortalized liver cells for this application will also be regulated by the FDA. Development of therapeutic products for human use is a multi-step process. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies all performed in accordance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND application which must become effective before clinical trials may begin;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;

•	submission of a new drug application, or NDA, to the FDA;

•	satisfactory completion of an FDA preapproval inspection of the manufacturing facilities at which the product is produced to assess compliance with current GMP, or cGMP, regulations; and

•	FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all.

Research and Development

In fiscal year 2005, our Company spent $947,764 on improving the function of our cell lines. Product development costs during fiscal year 2004 were $804,761. These efforts have been towards improving the functionality of our immortalized hepatocytes, introducing products utilizing these cells and expanding our intellectual property base. Improvements in the function of our immortalized hepatocytes will open more markets and expand the usage in the current markets for our cells.

Our research and development has also been funded by the National Institute of Health (“NIH”), Small Business Innovative Research (“SBIR”) and other grants.

Competition

We compete in the segments of the pharmaceutical and biotechnology markets that are highly competitive. We face significant competition from most pharmaceutical companies a well as biotechnology companies that are also researching and selling products similar to ours. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies in particular have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research capabilities than we do. In addition, many universities and private and public research institutes are active in research, some in direct competition with us. We believe that our ability to successfully compete will depend on, among other things:

•	Our drug candidates’ efficacy, safety and reliability;

•	The speed at which we develop our drug candidates;

•	The completion of clinical development and laboratory testing and obtaining regulatory approvals for drug candidates;

•	The timing and scope of regulatory approvals for our drug candidates;

•	Our ability to manufacture and sell commercial quantities of a drug to the market;

•	Acceptance of our drugs by physicians and other health care providers;

•	The willingness of third party payors to provide reimbursement for the use of our drugs;

•	Our ability to protect our intellectual property and avoid infringing the intellectual property of others;

•	The quality and breadth of our technology;

•	Our employees’ skills and our ability to recruit and retain skilled employees;

•	Our cash flows under existing and potential future arrangements with licensees, partners and other parties; and

•	The availability of substantial capital resources to fund development and commercialization activities.

Our competitors may develop drug candidates and market drugs that are less expensive and more effective than our future drugs or that may render our drugs obsolete. Our competitors may also commercialize competing drugs before we or our partners can launch any drugs developed from our drug candidates.

Other companies that are early-stage are currently developing alternative treatments and products that could compete with our drugs. These organizations also compete with us to attract qualified personnel and potential parties for acquisitions, joint ventures or other strategic alliances.

Employees

As of November 30, 2005 we had ten full-time employees and three part-time employees.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

Risks Related To Our Business

Our drug candidates and cellular systems technologies are in the early stages of clinical testing and we have a history of significant losses and may not achieve or sustain profitability.

Our drug candidates are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. Similarly, some of our cellular systems technologies are in early stages of development and require further development before they may be commercially viable. We have incurred a substantial accumulated deficit since our inception in 1970. As of November 30, 2005, our accumulated deficit was $25,881,409. Our losses have primarily resulted from significant costs associated with the research and development relating to our cellular systems technologies and other operating costs. We expect to incur increasing losses for at least several years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our drug candidates, and commercialize any approved drugs and as we continue to advance our cellular systems technologies business. If our drug candidates fail in clinical trials or do not gain regulatory approval, or if our drugs and cellular systems technologies do not achieve market acceptance, we will not achieve or maintain profitability. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

Our new business strategy of focusing on our therapeutic programs and technologies makes evaluation of our business prospects difficult.

Our new business strategy of focusing on therapeutic programs and technologies is unproven. Because of this recent strategic shift in focus, we cannot accurately predict our product development success. Moreover, we have limited experience developing therapeutics and we cannot be sure that any product that we develop will be commercially successful. As a result of these factors, it is difficult to predict and evaluate our future business prospects.

We are subject to a variety of general business risks.

We will be subject to the risks inherent in the ownership and operation of a research and development biotechnology venture such as regulatory setbacks and delays, fluctuations in expenses, competition from other biotechnology ventures and pharmaceutical companies, the general strength of regional and national economies, and governmental regulation. The Company’s products may fail to advance due to inadequate therapeutic efficacy, adverse effects, inability to finance clinical trials or other regulatory or commercial setbacks. Because certain costs of the Company will not generally decrease with decreases in financing capital or revenues, the cost of operating the Company may exceed the income there from. No representation or warranty can be made that the Company will be profitable or will be able to generate sufficient working capital.

If we do not obtain adequate financing to fund our future research and development and operations, we may not be able to successfully implement our business plan.

We have in the past increased, and plan to increase further, our operating expenses in order to fund higher levels of research and development, undertake and complete the regulatory approval process, and increase our administrative resources in anticipation of future growth. We plan to increase our administrative resources to support the hiring of additional employees that will enable us to expand our research and product development capacity. We intend to finance our operations with revenues from royalties generated from the licensing of our technology, by selling securities to investors, through new strategic alliances, and by continuing to use our common stock to pay for consulting and professional services.

We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures. We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional securities, debt financing and/or the sale or licensing of our technologies. We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources. Although we raised gross proceeds of $4 million in February 2005, in a private placement, we do not have any binding commitment with regard to future financing. If adequate funds are not available or are not available on acceptable terms, we may be unable to pursue our therapeutic programs, fund expansion of our cellular technologies business, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

We have never generated, and may never generate, revenues from commercial sales of our drug and/or therapeutic candidates and we may not have drugs and / or therapeutic products to market for at least several years, if ever.

We currently have no drugs and/ or therapeutic products for sale and we cannot guarantee that we will ever have marketable drugs and/or therapeutic products. We must demonstrate that our drug and/or therapeutic products candidates satisfy rigorous standards of safety and efficacy to the Food and Drug Administration, or FDA, and other regulatory authorities in the United States and abroad. We and our partners will need to conduct significant additional research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of our drug candidates and/or therapeutic products. In addition, to compete effectively, our drugs and/or therapeutic products must be easy to use, cost-effective and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. We cannot be certain that the clinical development of our drug candidates in preclinical testing or clinical development will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other research programs will yield a drug candidate suitable for entry into clinical trials. We do not expect any of our drug and/or therapeutic products candidates to be commercially available for several years, if at all. The development of one or more of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of drug candidates.

Clinical trials may fail to demonstrate the desired safety and efficacy of our drug and / or therapeutic candidates, which could prevent or significantly delay completion of clinical development and regulatory approval.

Prior to receiving approval to commercialize any of our drug and / or therapeutic candidates, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities in the United States and abroad, that such drug candidate is both sufficiently safe and effective. Before we can commence clinical trials, we must demonstrate through preclinical studies satisfactory product chemistry, formulation, stability and toxicity levels in order to file an investigational new drug application, or IND, (or the foreign equivalent of an IND) to commence clinical trials. In clinical trials we will need to demonstrate efficacy for the treatment of specific indications and monitor safety throughout the clinical development process. Long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our drug and / or therapeutic candidates, and satisfactory chemistry, formulation, stability and toxicity levels have not yet been demonstrated for our drug candidates or compounds that are currently the subject of preclinical studies. If our preclinical studies, clinical trials or future clinical trials are unsuccessful, our business and reputation will be harmed.

All of our drug and / or therapeutic candidates are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that would satisfactorily support the filing of an IND or comparable regulatory filing abroad with respect to our drug candidates, and, even if these applications would be or have been filed with respect to our drug and / or therapeutic candidates, the results of preclinical studies do not necessarily predict the results of clinical trials. Similarly, early-stage clinical trials do not predict the results of later-stage clinical trials, including the safety and efficacy profiles of any particular drug and / or therapeutic candidate. In addition, there can be no assurance that the design of our clinical trials is focused on appropriate disease types, patient populations, dosing regimens or other variables which will result in obtaining the desired efficacy data to support regulatory approval to commercialize the drug and / or therapeutic. Even if we believe the data collected from clinical trials of our drug and / or therapeutic candidates are promising, such data may not be sufficient to support approval by the FDA or any other United States or foreign regulatory authority. Preclinical and clinical data can be interpreted in different ways. Accordingly, FDA officials or officials from foreign regulatory authorities could interpret the data in different ways than we or our partners do, which could delay, limit or prevent regulatory approval.

Administering any of our drug candidates and / or therapeutic products, or potential drug candidates that are the subject of preclinical studies to animals may produce undesirable side effects, also known as adverse effects. Toxicities and adverse effects that we have observed in preclinical studies for some compounds in a particular research and development program may occur in preclinical studies or clinical trials of other compounds from the same program. Such toxicities or adverse effects could delay or prevent the filing of an IND or comparable regulatory filing abroad with respect to such drug candidates or potential drug candidates or cause us to cease clinical trials with respect to any drug candidate. In clinical trials, administering any of our drug candidates to humans may produce adverse effects. These adverse effects could interrupt, delay or halt clinical trials of our drug candidates and could result in the FDA or other regulatory authorities denying approval of our drug candidates for any or all targeted indications. The FDA, other regulatory authorities, our partners or we may suspend or terminate clinical trials at any time. Even if one or more of our drug candidates were approved for sale, the occurrence of even a limited number of toxicities or adverse effects when used in large populations may cause the FDA to impose restrictions on, or prevent, the further marketing of such drugs. Indications of potential adverse effects or toxicities which may occur in clinical trials and which we believe are not significant during the course of such trials may later turn out to actually constitute serious adverse effects or toxicities when a drug has been used in large populations or for extended periods of time. Any failure or significant delay in completing preclinical studies or clinical trials for our drug candidates, or in receiving and maintaining regulatory approval for the sale of any drugs resulting from our drug candidates, may severely harm our reputation and business.

Clinical trials are expensive, time consuming and subject to delay.

Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous requirements. The clinical trial process is also time consuming. According to industry sources, the entire drug development and testing process takes on average 12 to 15 years. According to industry studies, the fully capitalized resource cost of new drug development averages approximately $800 million; however, individual trials and individual drug candidates may incur a range of costs above or below this average. We estimate that clinical trials of our most advanced drug candidates will continue for several years, but may take significantly longer to complete. The commencement and completion of our clinical trials could be delayed or prevented by several factors, including, but not limited to:

•	delays in obtaining regulatory approvals to commence a clinical trial;

•	delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;

•	slower than expected rates of patient recruitment and enrollment, including as a result of the introduction of alternative therapies or drugs by others;

•	lack of effectiveness during clinical trials;

•	unforeseen safety issues;

•	adequate supply of clinical trial material;

•	uncertain dosing issues;

•	introduction of new therapies or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications obsolete;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of medical investigators to follow our clinical protocols.

We do not know whether planned clinical trials will begin on time, will need to be restructured or will be completed on schedule, if at all. Significant delays in clinical trials will impede our ability to commercialize our drug candidates and generate revenue and could significantly increase our development costs, any of which could significantly and negatively impact our results of operations and harm our business.

If we fail to enter into and maintain successful strategic alliances for certain of our therapeutic products or drug candidates, we may have to reduce or delay our drug candidate development or increase our expenditures.

Our strategy for developing, manufacturing and commercializing certain of our therapeutic products or drug candidates involves entering into and successfully maintaining strategic alliances with pharmaceutical companies or other industry participants to advance our programs and reduce our expenditures on each program. However, we may not be able to maintain our current strategic alliances or negotiate additional strategic alliances on acceptable terms, if at all. If we are not able to maintain our existing strategic alliances or establish and maintain additional strategic alliances, we may have to limit the size or scope of, or delay, one or more of our drug development programs or research programs or undertake and fund these programs ourselves or otherwise reevaluate or exit a particular business. To the extent that we are required to increase our expenditures to fund research and development programs or our therapeutic programs or cellular systems technologies on our own, we will need to obtain additional capital, which may not be available on acceptable terms, or at all.

Our proprietary rights may not adequately protect our technologies and drug candidates.

Our commercial success will depend in part on our obtaining and maintaining patent protection and trade secret protection of our technologies and drug candidates as well as successfully defending these patents against third-party challenges. We will only be able to protect our technologies and drug candidates from unauthorized use by third parties to the extent that valid and enforceable patents or trade secrets cover them. Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.

The patent positions of life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in the United States. The patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. For example:

•	we or our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

•	we or our licensors might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies;

•	it is possible that none of our pending patent applications or the pending patent applications of our licensors will result in issued patents;

•	our issued patents and issued patents of our licensors may not provide a basis for commercially viable drugs, or may not provide us with any competitive advantages, or may be challenged and invalidated by third parties; and

•	we may not develop additional proprietary technologies or drug candidates that are patentable.

We also rely on trade secrets to protect our technology, especially where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our or our strategic partners’ employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our information to competitors. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, our enforcement efforts would be expensive and time consuming, and the outcome would be unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, if our competitors independently develop equivalent knowledge, methods and know-how, it will be more difficult for us to enforce our rights and our business could be harmed.

If we are not able to defend the patent or trade secret protection position of our technologies and drug candidates, then we will not be able to exclude competitors from developing or marketing competing drugs, and we may not generate enough revenue from product sales to justify the cost of development of our drugs and to achieve or maintain profitability.

If we are sued for infringing intellectual property rights of third parties, such litigation will be costly and time consuming, and an unfavorable outcome would have a significant adverse effect on our business.

Our ability to commercialize drugs depends on our ability to sell such drugs without infringing the patents or other proprietary rights of third parties. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the areas that we are exploring. In addition, because patent applications can take several years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our drug candidates may infringe. There could also be existing patents of which we are not aware that our drug candidates may inadvertently infringe.

Future products of ours may be impacted by patents of companies engaged in competitive programs with significantly greater resources. Further development of these products could be impacted by these patents and result in the expenditure of significant legal fees.

If a third party claims that our actions infringe on their patents or other proprietary rights, we could face a number of issues that could seriously harm our competitive position, including, but not limited to:

•	infringement and other intellectual property claims that, with or without merit, can be costly and time consuming to litigate and can delay the regulatory approval process and divert management’s attention from our core business strategy;

•	substantial damages for past infringement which we may have to pay if a court determines that our drugs or technologies infringe upon a competitor’s patent or other proprietary rights;

•	a court prohibiting us from selling or licensing our drugs or technologies unless the holder licenses the patent or other proprietary rights to us, which it is not required to do; and

•	if a license is available from a holder, we may have to pay substantial royalties or grant cross licenses to our patents or other proprietary rights.

We may become involved in disputes with our strategic partners over intellectual property ownership, and publications by our research collaborators and scientific advisors could impair our ability to obtain patent protection or protect our proprietary information, which, in either case, would have a significant impact on our business.

Inventions discovered under our strategic alliance agreements become jointly owned by our strategic partners and us in some cases, and the exclusive property of one of us in other cases. Under some circumstances, it may be difficult to determine who owns a particular invention, or whether it is jointly owned, and disputes could arise regarding ownership of those inventions. These disputes could be costly and time consuming, and an unfavorable outcome would have a significant adverse effect on our business if we were not able to protect or license rights to these inventions. In addition, our research collaborators and scientific advisors have contractual rights to publish our data and other proprietary information, subject to our prior review. Publications by our research collaborators and scientific advisors containing such information, either with our permission or in contravention of the terms of their agreements with us, may impair our ability to obtain patent protection or protect our proprietary information, which could significantly harm our business.

To the extent we elect to fund the development of a drug candidate or the commercialization of a drug at our expense, we will need substantial additional funding.

The discovery, development and commercialization of drugs is costly. As a result, to the extent we elect to fund the development of a drug candidate or the commercialization of a drug at our expense, we will need to raise additional capital to:

•	expand our research and development and technologies;

•	fund clinical trials and seek regulatory approvals;

•	build or access manufacturing and commercialization capabilities;

•	implement additional internal systems and infrastructure;

•	maintain, defend and expand the scope of our intellectual property; and

•	hire and support additional management and scientific personnel.

Our future funding requirements will depend on many factors, including, but not limited to:

•	the rate of progress and cost of our clinical trials and other research and development activities;

•	the costs and timing of seeking and obtaining regulatory approvals;

•	the costs associated with establishing manufacturing and commercialization capabilities;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the costs of acquiring or investing in businesses, products and technologies;

•	the effect of competing technological and market developments; and

•	the payment and other terms and timing of any strategic alliance, licensing or other arrangements that we may establish.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through public or private equity offerings, debt financings and strategic alliances. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed, we may have to delay, reduce the scope of or eliminate one or more of our clinical trials or research and development programs or future commercialization initiatives.

We have limited capacity to carry out our own clinical trials in connection with the development of our drug candidates and potential drug candidates, and to the extent we elect to develop a drug candidate without a strategic partner we will need to expand our development capacity, and we will require additional funding.

The development of drug candidates is complicated, and requires resources and experience for which we currently have limited resources. To the extent we conduct clinical trials for a drug candidate without support from a strategic partner we will need to develop additional skills, technical expertise and resources necessary to carry out such development efforts on our own or through the use of other third parties, such as contract research organizations, or CROs.

If we utilize CROs, we will not have control over many aspects of their activities, and will not be able to fully control the amount or timing of resources that they devote to our programs. These third parties also may not assign as high a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves, and therefore may not complete their respective activities on schedule. CROs may also have relationships with our competitors and potential competitors, and may prioritize those relationships ahead of their relationships with us. Typically we would prefer to qualify more than one vendor for each function performed outside of our control, which could be time consuming and costly. The failure of CROs to carry out development efforts on our behalf according to our requirements and FDA or other regulatory agencies’ standards, or our failure to properly coordinate and manage such efforts, could increase the cost of our operations and delay or prevent the development, approval and commercialization of our drug candidates.

If we fail to develop additional skills, technical expertise and resources necessary to carry out the development of our drug candidates, or if we fail to effectively manage our CROs carrying out such development, the commercialization of our drug candidates will be delayed or prevented.

We currently have no marketing or sales staff, and if we are unable to enter into or maintain strategic alliances with marketing partners or if we are unable to develop our own sales and marketing capabilities, we may not be successful in commercializing our potential drugs or therapeutic products.

We currently have no internal sales, marketing or distribution capabilities. To commercialize our products or drugs that we determine not to market on our own, we will depend on strategic alliances with third parties, which have established distribution systems and direct sales forces. If we are unable to enter into such arrangements on acceptable terms, we may not be able to successfully commercialize such products or drugs. If we decide to commercialize products or drugs on our own, we will need to establish our own specialized sales force and marketing organization with technical expertise and with supporting distribution capabilities. Developing such an organization is expensive and time consuming and could delay a product launch. In addition, we may not be able to develop this capacity efficiently, or at all, which could make us unable to commercialize our products and drugs.

To the extent that we are not successful in commercializing any products or drugs ourselves or through a strategic alliance, our product revenues will suffer, we will incur significant additional losses and the price of our common stock will be negatively affected.

We have no manufacturing capacity and depend on our partners or contract manufacturers to produce our products and clinical trial drug supplies for each of our drug candidates and potential drug candidates, and anticipate continued reliance on contract manufacturers for the development and commercialization of our potential products and drugs.

We do not currently operate manufacturing facilities for clinical or commercial production of our drug candidates or potential drug candidates that are under development. We have no experience in drug formulation or manufacturing, and we lack the resources and the capabilities to manufacture any of our drug candidates on a clinical or commercial scale. We anticipate reliance on a limited number of contract manufacturers. Any performance failure on the part of our contract manufacturers could delay clinical development or regulatory approval of our drug candidates or commercialization of our drugs, producing additional losses and depriving us of potential product revenues.

Our products and drug candidates require precise, high quality manufacturing. Our failure or our contract manufacturer’s failure to achieve and maintain high manufacturing standards, including the incidence of manufacturing errors, could result in patient injury or death, product recalls or withdrawals, delays or failures in product testing or delivery, cost overruns or other problems that could seriously hurt our business. Contract manufacturers often encounter difficulties involving production yields, quality control and quality assurance, as well as shortages of qualified personnel. These manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the U.S. Drug Enforcement Agency and other regulatory agencies to ensure strict compliance with current good manufacturing practices and other applicable government regulations and corresponding foreign standards; however, we do not have control over contract manufacturers’ compliance with these regulations and standards. If one of our contract manufacturers fails to maintain compliance, the production of our drug candidates could be interrupted, resulting in delays, additional costs and potentially lost revenues. Additionally, our contract manufacturer must pass a preapproval inspection before we can obtain marketing approval for any of our drug candidates in development.

If the FDA or other regulatory agencies approve any of our products or our drug candidates for commercial sale, we will need to manufacture them in larger quantities. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If we are unable to successfully increase the manufacturing capacity for a product or drug candidate, the regulatory approval or commercial launch of any related products or drugs may be delayed or there may be a shortage in supply. Even if any contract manufacturer makes improvements in the manufacturing process for our products and drug candidates, we may not own, or may have to share, the intellectual property rights to such improvements.

In addition, our contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to successfully produce, store and distribute our products and drug candidates. In the event of a natural disaster, business failure, strike or other difficulty, we may be unable to replace such contract manufacturer in a timely manner and the production of our products or drug candidates would be interrupted, resulting in delays and additional costs.

Switching manufacturers may be difficult because the number of potential manufacturers is limited and the FDA must approve any replacement manufacturer prior to manufacturing our products or drug candidates. Such approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our drug candidates after receipt of FDA approval. It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all.

We expect to expand our development, clinical research and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to have significant growth in expenditures, the number of our employees and the scope of our operations, in particular with respect to those drug candidates that we elect to develop or commercialize independently or together with a partner. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

The failure to attract and retain skilled personnel could impair our drug development and commercialization efforts.

Our performance is substantially dependent on the performance of our senior management and key scientific and technical personnel. The employment of these individuals and our other personnel is terminable at will with short or no notice. The loss of the services of any member of our senior management, scientific or technical staff may significantly delay or prevent the achievement of drug development and other business objectives by diverting management’s attention to transition matters and identification of suitable replacements, and could have a material adverse effect on our business, operating results and financial condition. We also rely on consultants and advisors to assist us in formulating our research and development strategy. All of our consultants and advisors are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to contribute to us. In addition, we believe that we will need to recruit additional executive management and scientific and technical personnel. There is currently intense competition for skilled executives and employees with relevant scientific and technical expertise, and this competition is likely to continue. Our inability to attract and retain sufficient scientific, technical and managerial personnel could limit or delay our product development efforts, which would adversely affect the development of our products and drug candidates and commercialization of our products and potential drugs and growth of our business.

Risks Related to Our Industry

Our competitors may develop products and drugs that are less expensive, safer, or more effective, which may diminish or eliminate the commercial success of any drugs that we may commercialize.

We compete with companies that are also developing alternative products and drug candidates. Our competitors may:

•	develop products and drug candidates and market products and drugs that are less expensive or more effective than our future drugs;

•	commercialize competing products and drugs before we or our partners can launch any products and drugs developed from our drug candidates;

•	obtain proprietary rights that could prevent us from commercializing our products;

•	initiate or withstand substantial price competition more successfully than we can;

•	have greater success in recruiting skilled scientific workers from the limited pool of available talent;

•	more effectively negotiate third-party licenses and strategic alliances;

•	take advantage of acquisition or other opportunities more readily than we can;

•	develop products and drug candidates and market products and drugs that increase the levels of safety or efficacy or alter other product and drug candidate profile aspects that our products and drug candidates need to show in order to obtain regulatory approval; and

•	introduce technologies or market products and drugs that render the market opportunity for our potential products and drugs obsolete.

We will compete for market share against large pharmaceutical and biotechnology companies and smaller companies that are collaborating with larger pharmaceutical companies, new companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors, either alone or together with their partners, may develop new products and drug candidates that will compete with ours, as these competitors may, and in certain cases do, operate larger research and development programs or have substantially greater financial resources than we do. Our competitors may also have significantly greater experience in:

•	developing products and drug candidates;

•	undertaking preclinical testing and clinical trials;

•	building relationships with key customers and opinion-leading physicians;

•	obtaining and maintaining FDA and other regulatory approvals;

•	formulating and manufacturing; and

•	launching, marketing and selling products and drugs.

If our competitors market products and drugs that are less expensive, safer or more efficacious than our potential products and drugs, or that reach the market sooner than our potential products and drugs, we may not achieve commercial success. In addition, the life sciences industry is characterized by rapid technological change. Because our research approach integrates many technologies, it may be difficult for us to stay abreast of the rapid changes in each technology. If we fail to stay at the forefront of technological change we may be unable to compete effectively. Our competitors may render our technologies obsolete by advances in existing technological approaches or the development of new or different approaches, potentially eliminating the advantages in our drug discovery process that we believe we derive from our research approach and proprietary technologies.

The regulatory approval process is expensive, time consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our products and drug candidates.

The research, testing, manufacturing, selling and marketing of drug candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We may not market our potential drugs in the United States until we receive approval of an NDA from the FDA. Obtaining an NDA can be a lengthy, expensive and uncertain process. In addition, failure to comply with the FDA and other applicable foreign and United States regulatory requirements may subject us to administrative or judicially imposed sanctions. These include warning letters, civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending NDAs, or supplements to approved NDAs.

Regulatory approval of an NDA or NDA supplement is never guaranteed, and the approval process typically takes several years and is extremely expensive. The FDA also has substantial discretion in the drug approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional preclinical testing and clinical trials. The number and focus of preclinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including:

•	a drug candidate may not be safe or effective;

•	FDA officials may not find the data from preclinical testing and clinical trials sufficient;

•	the FDA might not approve our or our contract manufacturer’s processes or facilities; or

•	the FDA may change its approval policies or adopt new regulations.

The use of immortalized hepatocytes for drug discovery purposes does not require FDA approval.

The Sybiol® synthetic bio-liver device will be classified as a “biologic” regulated under the Public Health Service Act and the Food, Drug and Cosmetic Act. The use of human immortalized liver cells for this application will also be regulated by the FDA. We have not yet begun the regulatory approval process for our Sybiol® biosynthetic liver device with the FDA. We may, when adequate funding and resources are available, begin the approval process. If we are able to validate the device design, then we currently plan to find a partner to take the project forward. Before human studies may begin, the cells provided for the system will be subjected to the same scrutiny as the Sybiol device. We will need to demonstrate sufficient process controls to meet strict standards for a complex medical system. This means the cell production facility will need to meet the same Good Manufacturing Practice (“GMP”) standards as those pertaining to a pharmaceutical company.

If we receive regulatory approval, we will also be subject to ongoing FDA obligations and continued regulatory review, such as continued safety reporting requirements, and we may also be subject to additional FDA post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize our potential drugs.

Any regulatory approvals that we or our partners receive for our drug candidates may also be subject to limitations on the indicated uses for which the drug may be marketed or contain requirements for potentially costly post-marketing follow-up studies. In addition, if the FDA approves any of our drug candidates, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping for the drug will be subject to extensive regulatory requirements. The subsequent discovery of previously unknown problems with the drug, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the drug, and could include withdrawal of the drug from the market.

The FDA’s policies may change and additional government regulations may be enacted that could prevent or delay regulatory approval of our drug candidates. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are not able to maintain regulatory compliance, we might not be permitted to market our drugs and our business could suffer.

If physicians and patients do not accept our drugs, we may be unable to generate significant revenue, if any.

Even if our drug candidates obtain regulatory approval, resulting drugs, if any, may not gain market acceptance among physicians, healthcare payors, patients and the medical community. Even if the clinical safety and efficacy of drugs developed from our drug candidates are established for purposes of approval, physicians may elect not to recommend these drugs for a variety of reasons including, but not limited to:

•	timing of market introduction of competitive drugs;

•	clinical safety and efficacy of alternative drugs or treatments;

•	cost-effectiveness;

•	availability of reimbursement from health maintenance organizations and other third-party payors;

•	convenience and ease of administration;

•	prevalence and severity of adverse side effects;

•	other potential disadvantages relative to alternative treatment methods; and

•	insufficient marketing and distribution support.

If our drugs fail to achieve market acceptance, we may not be able to generate significant revenue and our business would suffer.

The coverage and reimbursement status of newly approved drugs is uncertain and failure to obtain adequate coverage and reimbursement could limit our ability to market any drugs we may develop and decrease our ability to generate revenue.

There is significant uncertainty related to the coverage and reimbursement of newly approved drugs. The commercial success of our potential drugs in both domestic and international markets is substantially dependent on whether third-party coverage and reimbursement is available for the ordering of our potential drugs by the medical profession for use by their patients. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs, and, as a result, they may not cover or provide adequate payment for our potential drugs. They may not view our potential drugs as cost-effective and reimbursement may not be available to consumers or may not be sufficient to allow our potential drugs to be marketed on a competitive basis. Likewise, legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs could result in lower prices or rejection of coverage for our potential drugs. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that limit or restrict reimbursement for our drugs may cause our revenue to decline.

We may be subject to costly product liability claims and may not be able to obtain adequate insurance.

If we conduct clinical trials in humans, we face the risk that the use of our drug candidates will result in adverse effects. We cannot predict the possible harms or side effects that may result from our clinical trials. We may not have sufficient resources to pay for any liabilities resulting from a claim excluded from, or beyond the limit of, our insurance coverage.

In addition, once we have commercially launched drugs based on our drug candidates, we will face exposure to product liability claims. This risk exists even with respect to those drugs that are approved for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA. We intend to secure limited product liability insurance coverage, but may not be able to obtain such insurance on acceptable terms with adequate coverage, or at reasonable costs. There is also a risk that third parties that we have agreed to indemnify could incur liability. Even if we were ultimately successful in product liability litigation, the litigation would consume substantial amounts of our financial and managerial resources and may create adverse publicity, all of which would impair our ability to generate sales of the affected product as well as our other potential drugs. Moreover, product recalls may be issued at our discretion or at the direction of the FDA, other governmental agencies or other companies having regulatory control for drug sales. If product recalls occur, such recalls are generally expensive and often have an adverse effect on the image of the drugs being recalled as well as the reputation of the drug’s developer or manufacturer.

We may be subject to damages resulting from claims that our employees or we have wrongfully used or disclosed alleged trade secrets of their former employers.

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no such claims against us are currently pending, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain potential drugs, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

We use hazardous chemicals and radioactive and biological materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our research and development processes involve the controlled use of hazardous materials, including chemicals and radioactive and biological materials. Our operations produce hazardous waste products. We cannot eliminate the risk of accidental contamination or discharge and any resultant injury from those materials. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of hazardous materials. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials. Compliance with environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts.

In addition, our partners may use hazardous materials in connection with our strategic alliances. To our knowledge, their work is performed in accordance with applicable biosafety regulations. In the event of a lawsuit or investigation, however, we could be held responsible for any injury caused to persons or property by exposure to, or release of, these hazardous materials used by these parties. Further, we may be required to indemnify our partners against all damages and other liabilities arising out of our development activities or drugs produced in connection with these strategic alliances.

Risks Related To Our Common Stock

We expect that our stock price will fluctuate significantly, and you may not be able to resell your shares at or above your investment price.

The market price of our common stock, as well as the market prices of securities of companies in the life sciences and biotechnology sectors generally, have been highly volatile and are likely to continue to be highly volatile. While the reasons for the volatility of the market price of our common stock and its trading volume are sometimes unknown, in general the market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	results from, and any delays in, the clinical trials programs for our products and drug candidates;

•	delays in or discontinuation of the development of any of our products and drug candidates;

•	failure or delays in entering additional drug candidates into clinical trials;

•	failure or discontinuation of any of our research programs;

•	delays or other developments in establishing new strategic alliances;

•	announcements concerning our existing or future strategic alliances;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	the exercise of outstanding options and warrants, the conversion of outstanding Series I convertible preferred stock and debt and the issuance of additional options, warrants, preferred stock and convertible debt;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	issues in manufacturing our drug candidates or drugs;

•	market acceptance of our products and drugs;

•	third-party healthcare reimbursement policies;

•	FDA or other United States or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our products, drug candidates or drugs;

•	additions or departures of key personnel; and

•	volatility in the stock prices of other companies in our industry.

These and other external factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management.

Our common stock is subject to penny stock regulation, which may affect its liquidity.

Our common stock is subject to regulations of the Securities and Exchange Commission (the “Commission”) relating to the market for penny stocks. Penny stock, as defined by the Penny Stock Reform Act, is any equity security not traded on a national securities exchange or quoted on the NASDAQ National Market or SmallCap Market that has a market price of less than $5.00 per share. The penny stock regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. The broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures, including the actual sale or purchase price and actual bid offer quotations, as well as the compensation to be received by the broker-dealer and certain associated persons. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit your ability to sell your securities in the secondary market.

It is anticipated that dividends will not be paid in the foreseeable future.

The Company does not intend to pay dividends on its common stock in the foreseeable future. There can be no assurance that the operation of the Company will result in sufficient revenues to enable the Company to operate at profitable levels or to generate positive cash flows. Further, dividend policy is subject to the discretion of the Company’s Board of Directors and will depend on, among other things, the Company’s earnings, financial condition, capital requirements and other factors.

Our common stock is thinly traded and there may not be an active, liquid trading market for our common stock.

There is no guarantee that an active trading market for our common stock will be maintained on the OTCBB or that the volume of trading will be sufficient to allow for timely trades. Investors may not be able to sell their shares quickly or at the latest market price if trading in our stock is not active or if trading volume is limited. In addition, if trading volume in our common stock is limited, trades of relatively small numbers of shares may have a disproportionate effect on the market price of our common stock.

Item 2. DESCRIPTION OF PROPERTY

On April 6, 2005, the Company entered into a three-year sublease agreement for new research and administrative facilities. Remaining basic rental commitments under the sublease agreement as of November 30, 2005 total $241,685 payable as follows; $98,206, $103,778 and $39,701 in the years ending November 30, 2006 through November 30, 2008, respectively. The sublease agreement also provides for an optional three-year renewal period. As a result of the relocation of operations during the year ended November 30, 2005, the Company recognized a loss associated with the abandonment of leasehold improvements of $14,286.

The Company owns a parcel of undeveloped land near the Grand Canyon. During the year ended November 30, 2005 the Company sold lots with a carrying value of $45,794 for $2,620 in cash and the buyer’s assumption of the applicable unpaid property taxes in the amount of $179,728, which resulted in the Company recording a gain on sale of property of $136,554. Real estate held for sale of $1,405 is included in other assets and unpaid property taxes of $6,229 are included in accrued expenses on the Company’s condensed consolidated balance sheet as of November 30, 2005.

Item 3. LEGAL PROCEEDINGS

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the OTC Bulletin Board under the symbol MCET.OB. Our stock is considered penny stock and is, therefore, subject to the Securities Enforcement Remedies and Penny Stock Reform Act of 1990. Penny stock is defined as any equity security not traded on a national stock exchange or quoted on NASDAQ and that has a market price of less than $5.00 per share. Additional disclosure is required in connection with any trades involving a stock defined as a penny stock (subject to certain exceptions); including the delivery, prior to any such transaction, of a disclosure schedule explaining the penny stock market and the associated risks. Broker-dealers who recommend such low-priced securities to persons other than established customers and accredited investors satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchase and receive the purchaser’s written consent prior to the transaction.

The table below gives the range of high and low bid prices of our common stock for the fiscal years ended November 30, 2005 and November 30, 2004 based on information provided by the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without mark-up, mark-down or commissions and may not necessarily represent actual transactions or a liquid trading market.

Fiscal Year Ended November 30, 2005

	High	Low
First quarter	$2.35	$.75
Second quarter	$1.55	$.80
Third quarter	$1.35	$.90
Fourth quarter	$1.00	$.50

Fiscal Year Ended November 30, 2004

	High	Low
First quarter	$3.70	$2.45
Second quarter	$2.80	$1.35
Third quarter	$1.65	$.95
Fourth quarter	$1.35	$.90

No cash dividends have been paid on our common stock for the 2005 and 2004 fiscal years and no change of this policy is under consideration by the Board of Directors.

The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our Company’s earnings, financial requirements, and opportunities for reinvesting earnings, business conditions, and other factors. There are otherwise no restrictions on the payment of dividends. The number of registered stockholders of record of our Company’s Common Stock on January 30, 2005 was approximately 1,256.

The following table summarizes the securities authorized for issuance under equity compensation plans as of November 30, 2005:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	2,944,600	$1.04	4,938,000
Equity compensation plans not approved by stockholders	—	—	—
Warrants issued	12,110,546	$0.95	—

	15,055,146	$0.97

The number of shares of common stock that may be issued pursuant to stock-based awards may include an annual increase to be added of the first day of each Company fiscal year, beginning in 2005 and ending in (and including) 2013, equal to the lesser of the following amounts: (a) 15% of the Company’s outstanding shares of common stock on the day preceding the first day of such fiscal year; (b) 5,000,000 shares of common stock; or (c) an amount determined by the Board.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

The Management’s Discussion and Analysis for the years ended November 30, 2005 and 2004 presented below reflects certain restatements to the Company’s previously reported results of operations for these periods. See Note 2 of the Notes to Financial Statements for a discussion of these restatements.

Overview

MultiCell Technologies, Inc. was incorporated in Delaware on April 28, 1970 as Exten Ventures, Inc., a subsidiary of Exten Industries, Inc. (“Exten”). An agreement of merger between Exten and MultiCell was entered into on March 20, 2004 whereby MultiCell ceased to exist and all of its assets, property, rights and powers, as well as all debts due it, were transferred to and vested in Exten as the surviving corporation. Effective April 1, 2004 Exten changed its name to MultiCell Technologies, Inc. (“MultiCell”) MultiCell operates three subsidiaries, MCT Rhode Island Corp., Xenogenics Corporation (“Xenogenics”), and as of September 2005, MultiCell holds approximately 67% of the outstanding shares (on an as if converted basis) of a newly formed subsidiary, MultiCell Immunotherapeutics, Inc. (“MCTI”). As used herein, the “Company” refers to MultiCell, together with MCT Rhode Island Corp., Xenogenics, and MCTI. Our principal offices are at 701 George Washington Highway, Lincoln, RI 02865. Our telephone number is (401) 333-0610.

Following the formation of MCTI during September 2005 and the recent in-licensing of drug candidates, the Company is pursuing research and development of therapeutics in addition to continuing to advance its cellular systems business. Historically, the Company has specialized in developing primary liver cell immortalization technologies to produce cell-based assay systems for use in drug discovery. The Company seeks to become an integrated biopharmaceutical company that will use its proprietary cell-based systems and immune system modulation technologies to discover, develop and commercialize new therapeutics itself and with strategic partners.

In August 2003, MultiCell signed an exclusive sales, manufacturing and distribution agreement for the use of two of its cell lines by XenoTech, an unrelated party. The agreement, which is for a term of seven years, required XenoTech to make an initial non-refundable payment of $800,000 to MultiCell in August 2003. This payment represented consideration for and a guarantee of Nosan’s (XenoTech’s distributor) right of first negotiation for distribution rights for the Asia Pacific Rim, should MultiCell successfully complete the development of its cell lines for the production of proteins, other cellular constituents and or drug-like molecules. Additional consideration under the August 2003 agreement included a $700,000 royalty prepayment. This prepayment was an advance against the minimum royalty payment of $800,000 for the first royalty period, which was 16 months, culminating on November 30, 2004. The subsequent 5 royalty periods will be 12 months and the last royalty period will be 8 months. XenoTech must bear all the costs for its manufacturing and sales activities and make specified minimum periodic royalty payments that total $18 million over the 7 year term of the agreement to maintain distribution exclusivity. The agreement requires XenoTech to make royalty payments to MultiCell of 17.5% of net sales for the direct sale of its cells and 34% of net sales derived from any sublicense agreement. Prior to December 1, 2004, the Company had recognized revenues under the XenoTech agreement based on the minimum royalty amount for each period because it had received a prepayment of a substantial portion of the amount due. XenoTech was required to pay a $2.1 million minimum royalty amount for the current fiscal year as a condition of its exclusivity. Since collection of the contractual amount was no longer reasonably assured and, in accordance with SEC Staff Accounting Bulletin Topic 13, commencing December 1, 2004, the Company began recognizing revenues under the XenoTech agreement based on the agreement’s royalty percentage applied to XenoTech’s actual sales for the period instead of the minimum royalty amount. On February 1, 2006, the Company terminated the agreement with XenoTech due to the failure of XenoTech, with due notice, to cure various breaches within the time allotted by the agreement, including the payment of minimum royalties to maintain exclusivity. The Company is currently in discussions with XenoTech regarding a potential new nonexclusive agreement. As a result of this termination and the Company’s recognition of the initial non-refundable payment of $800,000, over the 7-year term of the agreement, the Company will recognize in income the remaining amount of deferred income of $533,333 in the first quarter of the next fiscal year.

The Company continues to negotiate with XenoTech, as XenoTech has distribution agreements with numerous companies for a variety of pharmaceutical and laboratory products and also performs contract research for pharmaceutical companies. These services we believe position XenoTech to continue to distribute our cell lines on a non-exclusive basis. They utilize direct sales presentations, telemarketing, and direct mail to promote and sell our cells. Additionally, since XenoTech has a number of respected scientists and have developed compelling efficacy data for our cells, they frequently give presentations at conferences that help develop sales leads.

Regardless of the outcome of our negotiations with Xenotech, we have operated and will continue to operate by minimizing expenses. Our largest expenses relate to personnel and meeting the legal and reporting requirements of being a public company. By utilizing consultants whenever possible, and asking employees to manage multiple responsibilities, operating costs are kept low. Additionally, a number of employees and our Board of Directors receive Company stock in lieu of cash as all or part of their compensation to help in the effort to minimize monthly cash flow. With our strategic shift in focus on therapeutic programs and technologies, however, we expect our future cash expenditures to increase significantly as we advance our therapeutic programs into clinical trials.

We intend to add scientific and support personnel gradually. We want to add specialists for our key research areas. These strategic additions will help us expand our product offerings leading us to additional revenues and profits. Of course as revenues increase, administrative personnel will be necessary to meet the added workload. Other expenses, such as sales and customer service, will increase commensurate with increased revenues. The Company’s current research and development efforts focus on development of future cell line products and redesign of existing products. Due to the ongoing nature of this research, we are unable to ascertain with certainty the total estimated completion dates and costs associated with this research. As with any research efforts, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance the Company’s market position. Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred. For the years ended November 30, 2005 and 2004, research and development costs were $947,764 and $804,761, respectively. Research and development costs include such costs as salaries, employee benefits, costs determined utilizing the Black-Scholes option-pricing model for options issued to the Scientific Advisory Board, and supplies.

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

Research and Development - Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred. Such costs are offset partly by proceeds from research grants.

License Agreements – Costs incurred to obtain license agreements are capitalized and amortized on a straight-line basis over the term of the respective agreement.

Revenue Recognition – The Company’s revenues have been generated primarily from contractual research activities and royalties on the license for the sale of cells through its sale and distribution agreement with XenoTech, LLC (“XenoTech”). Management believes such sources of revenue will be part of the Company’s ongoing operations. The Company applies the guidance provided by SEC Staff Accounting Bulletin Topic 13, “Revenue Recognition” (“Topic 13”). Under the provisions of Topic 13, the Company recognizes revenue from commercial and government research agreements as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable and the collection of the contractual amounts is reasonably assured. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. Deferred revenues associated with services expected to be performed within the 12 - month period subsequent to the balance sheet date are classified as a current liability. Deferred revenues associated with services expected to be performed at a later date are classified as non-current liabilities.

Prior to December 1, 2004, the Company had recognized revenues under the XenoTech agreement based on the minimum royalty amount for each period because it had received a prepayment of a substantial portion of the amount due. XenoTech was required to pay a $2.1 million minimum royalty amount for the current fiscal year as a condition of its exclusivity. Since collection of the contractual amount was no longer reasonably assured and, in accordance with SEC Staff Accounting Bulletin Topic 13, commencing December 1, 2004, the Company began recognizing revenues under the XenoTech agreement based on the agreement’s royalty percentage applied to XenoTech’s actual sales for the period instead of the minimum royalty amount. On January 31, 2006, the Company terminated the agreement with XenoTech due to the failure of XenoTech, with due notice, to cure various breaches within the time allotted by the agreement, including the payment of minimum royalties to maintain exclusivity. The Company is currently in discussions with XenoTech regarding a potential new nonexclusive agreement.

Stock-Based Compensation – Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” provides for the use of a fair value based method of accounting for stock-based compensation. However, SFAS 123 has allowed an entity to continue to measure compensation costs related to stock and stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock issued to Employees.” Entities electing to continue to use the intrinsic value method must make pro forma disclosures of net income or loss and earnings or loss per share as if a fair value method of accounting had been applied. The Company has elected to continue to account for its stock-based compensation to employees under APB 25. In accordance with the provisions of SFAS 123, all other issuances of common stock, stock options, warrants or other equity instruments to employees and non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Generally, the fair value of any options, warrant or similar equity instruments issued have been estimated based on the Black-Scholes option pricing model. SFAS 123 has been significantly revised as explained below and the Company will be required to expense the fair value of employee stock options over the vesting period beginning with its first fiscal quarter of the fiscal year ending November 30, 2007.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No.123(R) (“SFAS 123R”), “Share Based Payments”, which amends SFAS 123 and will be effective for public companies that are small business filers for annual periods beginning after December 15, 2005. The new standard will require us to expense the fair value of employee stock options and other share-based payments. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations, although it is likely that the Company will be required to record additional employee compensation expense in its historical financial statements in future periods as a result of the issuance of options to employees.

In December 2004, the FASB issued SFAS No. 153 “Exchange of Non-monetary Assets, an amendment of APB Opinion No. 29”. The guidance in Accounting Principles Board Opinion No. 29, “Accounting for Non-monetary Transactions” (“APB 29”) is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of assets exchanged. The guidance in APB 29, however, included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for non-monetary exchanges of similar productive assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on our financial position and results of operations.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Year Ended November 30, 2005 Compared to Year Ended November 30, 2004

Revenue. Total revenue for the year ended November 30, 2005 was $209,156, as compared to revenue of $759,925 for the prior fiscal year, a decrease of $550,769. In the prior year $450,000 was recognized as amortization of the $700,000 royalty prepayment made by XenoTech for the first 16 month royalty period. This prepayment period ended November 30, 2004. Revenues under the XenoTech agreement commencing December 1, 2004 are being recognized based on the agreement’s royalty percentage applied to XenoTech’s actual sales for the period. On June 15, 2005, the Company announced the launch of a shrink-wrap version of its product. On February 1, 2006, the Company terminated the agreement with XenoTech due to the failure of XenoTech, with due notice, to cure various breaches within the time allotted by the agreement, including the payment of minimum royalties to maintain exclusivity. The Company is currently in discussions with XenoTech regarding a potential new nonexclusive agreement. We have negotiated a license agreement with Pfizer allowing them to continue to use our cell lines for research. Revenues earned under this license agreement, to date, have not been significant.

Operating Expenses. Total operating expenses increased to $6,234,726 for the fiscal year ended November 30, 2005, from $2,261,486 for the fiscal year ended November 30, 2004, representing an increase of $3,973,240. As of November 30, 2005, management tested the carrying value of its license agreement with Rhode Island Hospital for impairment by using a discounted cash flow analysis of the estimated future sales of the Company’s cell line business and concluded that it had been impaired. Therefore, the Company has recognized a charge of $1,626,075 to write-down the estimated value of the license agreement in the year ended November 30, 2005. (See Note 8 to the consolidated financial statements.) Research and development expenses increased in fiscal year 2005 by $143,003, primarily attributable to an increase in research activity, reduced by grant proceeds of $81,368. Selling, general and administrative expenses increased by $2,193,571 in fiscal year 2005. This increase results from the Company increasing selling, general and administrative expenses due to the hiring of additional management personnel, increasing marketing and investor relations costs, as well as increasing costs associated with meeting the requirements of being a public company. Depreciation and amortization did not change materially in fiscal year 2005 from 2004.

Other Income (Expense). Interest expense for the fiscal year ended November 30, 2005 was $25,552, which represents a decrease of $60,398 from the fiscal year ended November 30, 2004. There was no amortization of debt discount for the year ended November 30, 2005, representing a decrease of $60,368 from the fiscal year ended November 30, 2004. These decreases were attributable to a reduction in the outstanding debt through payments and conversions of convertible notes and accrued interest into the Company’s common stock. Interest and dividend income for the fiscal year ended November 30, 2005 was $98,010, compared to $59,141 in the prior fiscal year. This increase is attributable to the Company having available funds to invest in marketable securities. The Company also recognized a gain on the sale of property in the amount of $136,554 during the fiscal year ended November 30, 2005.

Net loss. Net loss for the fiscal year ended November 30, 2005, was $5,682,947 compared to a net loss of $2,971,480 for the prior year, representing an increase in net loss of $2,711,467. The increase in the net loss for the fiscal year ended November 30, 2005 was attributable primarily to the write down of the license agreement with Rhode Island Hospital as noted in the operating expenses section above. Also contributing to this increase was a decrease in revenue and an increase in the remaining operating expenses (excluding the impairment charge previously noted) of $2,347,165 due to the Company incurring additional operating expenses relating to the management and marketing of the Company as described above, and the recognition of a reversal of a note receivable valuation allowance in the amount of $305,000 in the prior fiscal year. Also, the net loss applicable to common stockholders for the fiscal year ended November 30, 2004 included a one-time non-cash charge of $1,721,144 due to the beneficial conversion feature attributable to the difference between the purchase price and the fair value of the common stock to which the Series I preferred stock issued in July 2004 was convertible.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance of debt or equity instruments. The following is a summary of our key liquidity measures for the years ended November 30, 2005 and 2004:

	November 30, 2005	November 30, 2004
Cash and cash equivalents	$1,515,475	$1,311,879
Short-term investments, available for sale	1,138,201

Total cash and cash equivalents and short-term investments, available for sale	$2,653,676	$1,311,879

Current assets	$2,806,708	$2,036,540
Current liabilities	(1,144,009)	(1,128,755)

Working capital	$1,662,699	$907,785

We believe that existing funds and existing sources of funds and access to financing are adequate to satisfy our working capital requirements through May 2006. Additionally, with our strategic shift in focus on therapeutic programs and technologies, we expect our future cash requirements to increase significantly as we advance our therapeutic programs into clinical trials. Until we are successful in raising additional funds, we may have to prioritize our therapeutic programs and delays may be necessary in some of our development programs. As a result, the Company is actively seeking to raise additional funds for its current operations through the sale of our common and/or preferred stock, warrants and /or the issuance of debt. This, we believe may additionally allow us greater flexibility in the development of our products and product candidates, additional liquidity, and the ability to complete strategic mergers and acquisition of product candidates for development.

Cash provided by (used in) operating, investing and financing activities for the years ended November 30, 2005 and 2004 is as follows:

	November 30, 2005	November 30, 2004
Operating Activities	$(2,954,600)	$(1,454,986)
Investing Activities	(862,450)	(19,454)
Financing Activities	4,020,646	1,727,359

Net increase in cash and cash equivalents	$203,596	$252,919

Operating Activities

The primary difference between our net loss each year and our cash used in operating activities is due to non-cash charges included in our net loss for services that are paid through the issuance of common stock, options and warrants (approximately $1,191,672 in 2005 and $740,432 in 2004.) In 2005, another significant difference between our net loss for the year and our cash used in operations was due to the write-down of our capitalized license agreement which amounted to $1,626,075. Other non-cash charges included in our net loss include depreciation and amortization ($180,330 in 2005 and $169,739 in 2004) and non-cash charges related to deferred compensation ($24,916 in 2004.) Changes in working capital added to our cash used in operations offsetting the effects of the above mentioned non-cash charges ($11,962 in 2005 and $861,703 in 2004.)

Investing Activities

Net cash used in investing activities in 2005 related to reinvesting the cash we realized from our common stock sales into purchasing marketable securities of $1,503,025 less sales of marketable securities of $351,166 (i.e. we utilized marketable securities to fund our operating and financing activities.) Additionally, we generated an additional $600,000 from the collection of a note receivable and used $267,539 for the acquisition of MCTI. Cash used in investing activities in 2004 related to the purchase of equipment.

Financing Activities

Net cash provided by financing activities in 2005 related primarily to a $4,000,000 private placement completed in February 2005 resulting in net proceeds of $3,441,721, in exchange for the issuance of 5,333,333 shares of common stock and related warrants as described in Note 14. This transaction substantially improved the Company’s liquidity position. Other cash provided by financing activities in 2005 resulted from the exercise of options and warrants which provided an additional $578,925 in cash. In 2004, cash provided from financing activities resulted from the issuance of preferred stock for aggregate proceeds, net of issuance costs of $1,714,149 and cash provided by the exercise of options and warrants which provided an additional $215,710 in cash. In 2004, we used an additional $202,500 to make net repayments of loans.

Through November 30, 2005, a significant portion of our financing has been provided through private placements of preferred and common stock and the exercise of stock options and warrants. We have in the past increased, and plan to increase further, our operating expenses in order to fund higher levels of product development, undertake and complete the regulatory approval process, and increase our administrative resources in anticipation of future growth. In addition, acquisitions such as MCTI increase operating expenses and therefore negatively impact, in the short term, the liquidity position of the Company. We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional equity securities, debt financing and/or the sale or licensing of our technologies. We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures. We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund expansion, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

Research Agreements

In October 2002, MultiCell Technologies was awarded a Phase I Small Business Innovation Research (“SBIR”) grant from the National Institutes of Health to study the production of therapeutic plasma proteins by immortalized, non-tumorigenic human hepatocytes. The aim of the SBIR award was to compare the function of MultiCell’s hepatocyte-derived products to recombinant and plasma-derived therapeutic plasma proteins. The grant was for $139,314 and was completed in December 2004. During the fiscal year ended November 30, 2005, the Company received $36,256 under the grant and has accounted for this as an offset to research and development expenses. On August 30, 2005, notification was received that a new Small Business Innovation Research award in the amount of $138,473 had been granted to the Company to create proprietary BioFactories™ that express a serine protease inhibitor recently implicated as a novel treatment for sepsis. During the fiscal year ended November 30, 2005, the Company received $45,113 under the grant and has accounted for this as an offset to Research and Development expenses.

Notes Payable

Notes payable as of November 30, 2004 of $425,000 was comprised of two convertible notes payable to related parties with interest at 10%, due on varying dates in 2004 and 2005 (see Note 13 in the audited consolidated financial statements). During the fiscal year ended November 30, 2005, convertible notes with a principal balance of $425,000 plus accrued interest of $94,272 were converted into 529,272 shares of the Company’s common stock at conversion prices of $.75 and $1.00 per share.

Item 7. FINANCIAL STATEMENTS

The full text of the Company’s audited consolidated financial statements for the fiscal years ended November 30, 2005 and 2004 begins on page F-1 of this Report.

Item 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required financial disclosures.

As described in note 2 to our Consolidated Financial Statements, management identified errors in connection with the Company’s accounting for stock options and warrants issued to consultants and scientific advisory board members during fiscal years 2004 and 2005. The errors in recording these costs resulted in the restatement of the Company’s financial statements for the year ended November 30, 2004 and for the nine months ended August 31, 2005.

The Company’s Chief Executive Officer and former Chief Financial Officer had previously concluded that our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), were effective. However, in connection with the restatement of our financial statements, as described above, we performed an evaluation, under the supervision of our Chief Executive Officer and our current Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon such evaluation, these officers concluded that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below. Notwithstanding the existence of this material weakness, our management, including our Chief Executive Officer and our current Chief Financial Officer, believes that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Material Weakness in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of the annual reporting period ended November 30, 2005, the Company did not maintain effective controls over Company’s accounting for stock options and warrants. Specifically, the Company accounted for various warrant and stock option grants recording a one-time charge calculated using the Black-Scholes valuation model, when in fact, no charge should have been recognized. The Company also granted warrants and options to consultants and advisory board members and also recognized a one-time charge when these warrants and options should have been subject to variable accounting. This control deficiency resulted in the restatement of the Company’s previously issued interim financial statements for the first three quarters of fiscal 2005, the interim periods of fiscal 2004 and for the fiscal year 2004. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

The Audit Committee of our Board of Directors conducted an investigation of the accounting errors. As a result of this investigation, under the direction of our Audit Committee, management developed and implemented additional measures designed to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported accurately. These measures include:

•	the addition of a full time Chief Financial Officer to our management team; and

•	a detailed review of all equity transactions recorded during the period to determine the proper financial statement treatment.

We believe that, with the additional measures adopted by the Company since January 2006, our system of internal controls and our disclosure controls and procedures will be adequate to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and accurately reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). We cannot be certain that our remediation efforts will sufficiently cure our identified material weakness. Furthermore, we have not tested the operating effectiveness of the remediated controls. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.

Other than as noted above, there have been no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the year ended November 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than as noted above, there have been no changes in our internal control over financial reporting or in other factors during the period covered by this Annual Report on Form 10-KSB that have materially affected, or could be reasonably likely to materially affect, our internal control over financial reporting during the fiscal quarter ended November 30, 2005.

Item 8B. OTHER INFORMATION.

None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The information regarding our directors and executive officers is incorporated by reference to “Directors and Executive Officers” in our Proxy Statement for our 2006 Annual Meeting of Stockholders.

Item 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive Proxy Statement referred to in Item 9 above under the heading “Executive Compensation and Other Matters.”

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to our definitive Proxy Statement referred to in Item 9 above where it appears under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to our definitive Proxy Statement referred to in Item 9 above where it appears under the heading “Certain Relationships and Related Transactions.”

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description of Exhibit

4.1**	Form of Warrant to Purchase Common Stock dated February 1, 2006 issued by the Company to Trilogy Capital Partners, Inc.

10.1**	Director and Consulting Agreement with Anthony J. Cataldo, dated as of February 1, 2005. (1)

10.2**	Employment Agreement with Stephen Chang, Ph.D., dated as of January 29, 2005.(1)

10.3**	Employment Agreement with Ronald Faris, Ph.D., dated as of May 26, 2005.

10.4**	Subscription Agreement dated as of July 13, 2004, among the Registrant and Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., Monarch Pointe Fund, Ltd., and Mercator Advisory Group, LLC.(2)

10.5**	Subscription Agreement dated as of February 11, 2005, among the Registrant and Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., Monarch Pointe Fund, Ltd., Mercator Advisory Group, LLC, Telstar Limited, Golden Mist Limited, Search Capital, Anthony Capozza, Steve Capozza, Mark Elliot Schlanger, Pentagon Special Purpose Fund, Ltd and Asset Managers International, Ltd.

10.6**	XenoTech License Agreement, dated as of August 1, 2003, between the Registrant and XenoTech, LLC.(3)

10.7**	Amended 2004 Equity Incentive Plan and related documents.

10.8**	2000 Stock Incentive Plan and related documents.

10.9**	2000 Employee Benefit Plan and related documents.

10.10**	Form of Indemnity Agreement.

10.11**	Sublease Agreement, dated as of April 6, 2005, between the Registrant and Stem Cells Inc.

10.12**	Director Compensation

10.13**	Research Agreement dated as of January 1, 2005 between the Registrant and The Trustees of Columbia University

10.14**	Worldwide Exclusive License Agreement as of December 31, 2005 between the Registrant and Amarin Neuroscience Limited

10.15**	Employment Offer Letter, dated December 23, 2005, between the Registrant and Gerard A. Wills (4)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer Pursuant to Section 302

31.2*	Certification of Chief Financial Officer Pursuant to Section 302

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
**	Previously filed.
***	Filed herewith, however confidential treatment to be requested as to certain portions of this exhibit
(1)	Incorporated by reference to exhibits to our Annual Report on Form 10-KSB for the year ended November 30, 2004 (File No. 001-10221)
(2)	Incorporated by reference to exhibits to our Registration Statement on Form SB-2 filed on August 12, 2004, as amended (File No. 333-118170).
(3)	Incorporated by reference to exhibits to our Annual Report on Form 10-KSB for the year ended November 30, 2003 (File No. 001-10221).
(4)	Incorporated by reference to exhibits to our Form 8-K filed on January 9, 2006 (File No. 001-10221).

(b) Form 8-K

On December 1, 2005, the Company filed an 8 –K disclosing that the Company had entered into Research Agreement (the “Agreement”) with The Trustees of Columbia University (“Columbia”). Among other things, the Agreement provides for the investigation of a novel anti-apoptosis compound. The research project is designed to determine whether the compound can protect against Retinal Ganglion cell (RGC) death in acute and chronic in vivo models of optic neuropathy. The research will be conducted in a Columbia laboratory under the direction of Dr. James Tsai, Associate Professor of Ophthalmology. The Company will provide financial support for the research during the two year term of the Agreement in an aggregate amount of at least approximately $310,000, subject to certain adjustments. The Company will also pay Columbia an additional $50,000 in consideration of Columbia’s grant to the Company of an option to enter into an exclusive world-wide license for any invention resulting from the research, subject to certain conditions. Subject to the Company’s option, Columbia will own any invention or research information that results from the research.

An 8-K was also filed disclosing that on December 31, 2005, the Company entered into a Worldwide Exclusive License Agreement (the “Agreement”) with Amarin Neuroscience Limited (“Amarin”). Among other things, the Agreement provides that Amarin shall grant to the Company and its affiliates an exclusive worldwide license with respect to therapeutic or commercial uses of certain technology of Amarin, including LAX-202 ( to be renamed MCT-125), and the Company shall develop and seek to commercialize products based on such technology. The initial technology to be developed is Amarin’s LAX-202, which is a potential treatment for fatigue in patients diagnosed with multiple sclerosis.

In addition, the parties shall have a four-year mutual option to exclusively negotiate with the other with respect to entering into a commercial agreement with respect to certain additional patents owned by Amarin related to the technology licensed to the Company. MultiCell will pay to Amarin (a) a one-time license fee, (b) milestone payments based on time, approval by the Food and Drug Administration of any products developed under the Agreement, and sales by MultiCell of such products, and (c) royalty payments based on sales by MultiCell of any such products. Amarin shall retain ownership of all licensed patent rights under the Agreement. The Agreement further includes customary provisions related to, among other things, indemnification, insurance, maintenance of patent rights, confidentiality, and arbitration.

The company filed an 8-K on January 9, 2006 announcing that MultiCell Technologies, Inc. (the “Company”) entered into an employment agreement (the “Agreement”) with Gerard A. Wills, effective January 9, 2006, pursuant to which Mr. Wills will be appointed the Company’s new Chief Financial Officer. On January 9, 2006, in connection with the hiring of Mr. Wills, the employment letter dated July 9, 2004 between the Company and Janice DiPietro was terminated. Prior to the appointment of Mr. Wills, Ms. DiPietro was the Company’s Chief Financial Officer.

Prior to joining the Company, Mr. Wills, age 48, was Chief Financial Officer for Immusol, Inc., a private drug development company, from 2004 to January 2006. From 2001 to 2003, Mr. Wills was Vice President, Finance and Chief Financial Officer for Nanogen, Inc., a healthcare molecular diagnostics company. From 1999 to 2001 Mr. Wills was Vice President, Finance and Chief Financial Officer of Trega Biosciences, Inc., a provider of products that accelerate and improve drug discovery. Mr. Wills earned a Bachelor of Business Administration, Accountancy from the University of Notre Dame.

The Company entered into the Agreement with Mr. Wills pursuant to which, among other things, Mr. Wills will be an “at-will” employee. Mr. Wills will be paid an annual base salary of $230,000 and is eligible to participate in the Company’s discretionary bonus plan based on individual and Company performance. In addition, if (a) Mr. Wills’ employment is terminated for any reason, other than for cause (as defined in the Agreement), and (b) Mr. Wills executes the Company’s form of separation and release agreement, then Mr. Wills will receive severance pay of up to six (6) months of his current base salary, less standard deductions and withholdings after the first year of employment, and on a prorated basis over the first year of the agreement. Subject to approval by the Company’s Board of Directors, Mr. Wills will be granted, pursuant to the Company’s 2004 Equity Incentive Plan, an option to purchase a minimum of 300,000 shares of the Company’s Common Stock at an exercise price per share equal to the closing price of the Company’s Common Stock on the date of such grant. One-thirty-sixth (1/36th) of the shares subject to any option will vest on a monthly basis from the commencement of employment with the Company and the option shall expire in five years, subject to Mr. Wills’ continued employment with the Company on any such date.

The Company filed on February 6, 2006 an 8-K reporting that the Company had terminated the License Agreement (the “Agreement”) between XenoTech, LLC, (“XenoTech”) and the Company dated August 4, 2003. The Agreement was terminated by the Company prior to the end of the original seven-year term of the Agreement. Pursuant to the Agreement, among other things, the Company had granted a license to XenoTech to practice inventions and utilize and sell products and services included within certain intellectual property of the Company relating to immortalized human hepatic cells and cell lines. The Company terminated the Agreement due to the failure of XenoTech, with due notice, to cure various breaches within the time allotted by the Agreement.

This 8-K also reported that on February 1, 2006, the Company issued a Warrant to Purchase Common Stock (the “Warrant”) to Trilogy Capital Partners, Inc. (the “Holder”). Pursuant to the Warrant, the Holder is entitled to purchase from the Company up to 1,000,000 shares of the Company’s Common Stock, at an exercise price per share of $0.60. The Warrant shall expire and shall no longer be exercisable on the earlier of February 1, 2009 or any change of control of the Company. The Company granted piggyback registration rights to the Holder with respect to the Warrant and the shares exercisable thereunder. The Warrant issuance was exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended.

Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive Proxy Statement referred to in Item 9 above where it appears under the heading “Principal Accountant Fees and Services.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15D of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

MULTICELL TECHNOLOGIES, INC.
(Registrant)

By	/s/ W. Gerald Newmin
W. Gerald Newmin Co-Chairman, CEO, Treasurer and Secretary Dated March 3, 2006

MULTICELL TECHNOLOGIES, INC.
(Registrant)

By	/s/ Gerard A. Wills
Gerard A. Wills Chief Financial Officer Dated March 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ W. Gerald Newmin W. Gerald Newmin	Co-Chairman, CEO, Treasurer and Secretary	March 3, 2006

/s/ Stephen Chang Stephen Chang	President, Director	March 3, 2006

/s/ Anthony Cataldo Anthony Cataldo	Co-Chairman, Director	March 3, 2006

/s/ Gerard A. Wills Gerard A. Wills	Chief Financial Officer	March 3, 2006

/s/ Edward Sigmond Edward Sigmond	Director	March 3, 2006

/s/ Ann Ryder Randolph Ann Ryder Randolph	Director	March 3, 2006

/s/ Thomas A. Page Thomas A. Page	Director	March 3, 2006

/s/ Anthony Altig Anthony Altig	Director	March 3, 2006

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

MultiCell Technologies, Inc.

We have audited the accompanying consolidated balance sheets of MultiCell Technologies, Inc. and Subsidiaries as of November 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MultiCell Technologies, Inc. and Subsidiaries as of November 30, 2005 and 2004, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has sustained recurring losses and it has an accumulated deficit at November 30, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

As discussed in Notes 3 and 22, the Company has restated its consolidated financial statements for the year ended November 30, 2004.

/s/ J. H. Cohn LLP

New York, NY

February 27, 2006

-F2-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Consolidated Balance Sheets

November 30, 2005 and 2004

ASSETS

	2005	2004 As Restated
Current assets:
Cash and cash equivalents	$1,515,475	$1,311,879
Marketable securities	1,138,201	—
Interest and dividends receivable	18,235	—
Accounts and royalties receivable	71,764	94,518
Notes receivable	—	595,000
Other current assets	63,033	35,143

Total current assets	2,806,708	2,036,540

Equipment and improvements, net	151,524	106,078

License agreement, net of accumulated amortization of $2,183,393 and $424,886	250,000	2,008,507
Intangible assets, net of accumulated amortization of $17,258	1,268,461	43,145
Other assets	30,952	54,997

Total Assets	$4,507,645	$4,249,267

See accompanying notes to consolidated financial statements.

-F3-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Consolidated Balance Sheets

November 30, 2005 and 2004

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2005	2004 As Restated
Current liabilities:
Accounts payable and accrued expenses	$605,476	$478,310
Current portion of related party notes payable	—	400,000
Current portion of deferred income	538,533	119,486
Other current liabilities	—	130,959

Total current liabilities	1,144,009	1,128,755

Non-current liabilities:
Notes payable, net of current portion	—	25,000
Deferred income, net of current portion	57,200	595,733
Other liabilities	—	4,733

Total non-current liabilities	57,200	625,466

Total liabilities	1,201,209	1,754,221

Minority interest	630,655	142,788

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 per value: 2,000,000 shares authorized, 15,000 and 18,000 shares designated as Series I Convertible Preferred issued and outstanding, liquidation value of $1,500,000 and $1,800,000	150	180
Common stock, $.01 par value: 200,000,000 shares authorized, 33,046,811 and 25,096,688 shares issued and outstanding	330,468	250,966
Additional paid-in capital	28,227,833	22,299,574
Accumulated deficit	(25,881,409)	(20,198,462)
Accumulated other comprehensive loss	(1,261)	—

Total stockholders’ equity	2,675,781	2,352,258

Total Liabilities and Stockholders’ Equity	$4,507,645	$4,249,267

See accompanying notes to consolidated financial statements.

-F4-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Consolidated Statements of Operations

For The Years ended November 30, 2005 and 2004

	2005	2004 As Restated
Revenue	$209,156	$759,925

Operating expenses:
Selling, general and administrative expenses	3,480,557	1,286,986
Research and development	947,764	804,761
Depreciation and amortization	180,330	169,739
Write-down of license agreement due to impairment in value	1,626,075

Total operating expenses	6,234,726	2,261,486

Operating loss	(6,025,570)	(1,501,561)

Other income (expense):
Gain on sale of property	136,554	—
Loss on abandonment of leasehold improvements	(14,286)	—
Interest expense	(25,552)	(85,950)
Amortization of discount on notes payable	—	(60,368)
Interest and dividend income	98,010	59,141
Amortization of discount on note receivable	5,000	30,000
Minority interest in net loss of subsidiary	142,897	3,402
Reversal of note receivable valuation allowance	—	305,000

Total other income (expense)	342,623	251,225

Net loss	(5,682,947)	(1,250,336)

Non-cash deemed dividend related to beneficial conversion feature of Series I Preferred stock	—	(1,721,144)

Net loss applicable to common stockholders	$(5,682,947)	$(2,971,480)

Net loss per share applicable to common stockholders – basic and diluted	$(0.18)	$(0.12)

Weighted average number of common shares outstanding – basic and diluted	30,851,817	24,323,709

See accompanying notes to consolidated financial statements.

-F5-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For The Years ended November 30, 2005 and 2004

As Restated (Note 3)

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Additional Paid-in Capital	Deferred Compensation Costs	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance, November 30, 2003 as adjusted for reverse split			23,563,282	$235,633	$17,329,246	$(24,916)	$(17,226,982)		$312,981

Issuance of preferred stock	20,000	$200			1,713,949				1,714,149

Non-cash deemed dividend related to beneficial conversion feature of Series I preferred stock					1,721,144		(1,721,144)		—
Conversion of preferred stock into common stock	(2,000)	(20)	244,444	2,444	(2,424)				—
Issuance of common stock for services			183,685	1,837	294,243				296,080
Options issued for services					41,915				41,915

Warrants issued for services					402,437				402,437
Conversion of convertible notes payable			776,877	7,768	586,638				594,406
Stock options and warrants exercised			328,400	3,284	212,426				215,710
Amortization of deferred compensation						24,916			24,916

Net loss							(1,250,336)		(1,250,336)

See accompanying notes to consolidated financial statements.

-F6-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For The Years ended November 30, 2005 and 2004 (Continued)

As Restated (Note 3)

	Preferred Shares	Stock Amount	Common Shares	Stock Amount	Additional Paid-in Capital	Deferred Compensation Costs	Accumulated Deficit		Accumulated Other Comprehensive Loss	Total Stockholders Equity
Balance, November 30, 2004, as restated	18,000	$180	25,096,688	$250,966	$22,299,574	$0	$(20,198,462)			$2,352,258
Proceeds from issuance of common stock			5,333,333	53,333	3,388,388					3,441,721
Conversion of preferred stock	(3,000)	(30)	300,000	3,000	(2,970)					—
Issuance of common stock for services			616,636	6,167	521,866					528,033
Options issued for services					89,394					89,394
Warrants issued for services					574,245					574,245
Conversion of convertible notes and interest payable			529,272	5,293	513,979					519,272
Options and warrants exercised			1,170,882	11,709	567,216					578,925
Warrants issued in connection with Astral purchase					276,141					276,141
Net loss							(5,682,947	)(A)		(5,682,947)
Unrealized loss on marketable securities									$(1,261)	(1,261)

Balance, November 30, 2005	15,000	$150	33,046,811	$330,468	$28,227,833	$0	$(25,881,409)		$(1,261)	$2,675,781

(A)	Comprehensive net loss (net loss plus unrealized loss on marketable equity securities) for the years ended November 30, 2005 and 2004 was $(5,687,004) and $(1,250,336), respectively.

See accompanying notes to consolidated financial statements.

-F7-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For The Years ended November 30, 2005 and 2004

	2005	2004 As Restated
Cash flows from operating activities:
Net loss	$(5,682,947)	$(1,250,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-down of license agreement	1,626,075	—
Depreciation and amortization	180,330	169,739
Amortization of bond discount (premium)	12,397	—
Amortization of discount on note receivable	(5,000)	(30,000)
Amortization of discount on notes payable	—	60,368
Amortization of deferred compensation	—	24,916
Common stock issued for services	528,033	296,080
Warrants issued for services	574,245	402,437
Options issued for services	89,394	41,915
Minority interest in loss of subsidiary	(142,897)	(3,402)
Loss on abandonment of leasehold improvements	14,286	—
Reversal of note receivable valuation allowance	—	(305,000)
Gain on sale of land	(136,554)	—
Changes in operating assets and liabilities:
Accounts, royalties and interest receivable	4,519	(89,932)
Other current assets	(27,890)	(16,599)
Other assets	(21,750)	25,550
Accounts payable and accrued expenses	194,065	(146,692)
Other current liabilities	(41,688)	93,763
Deferred income	(119,486)	(654,349)
Other liabilities	268	(73,444)

Net cash used in operating activities	(2,954,600)	(1,454,986)

See accompanying notes to consolidated financial statements.

-F8-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For The Years ended November 30, 2005 and 2004 (Continued)

	2005	2004 As Restated
Cash flows from investing activities:
Purchase of equipment	$(45,672)	$(19,454)
Proceeds from sale of assets	2,620	—
Principal payments on notes receivable	600,000	—
Proceeds from sale of marketable securities	351,166
Business acquisition	(267,539)	—
Purchases of marketable securities	(1,503,025)	—

Net cash used in investing activities:	(862,450)	(19,454)

Cash flows from financing activities:

Proceeds from issuance of common stock, net	3,441,721	—
Proceeds from issuance of preferred stock, net		1,714,149
Proceeds from notes payable	—	78,500
Payments of notes payable	—	(281,000)
Proceeds from exercised options and warrants	578,925	215,710

Net cash provided by financing activities	4,020,646	1,727,359

Net increase in cash and cash equivalents	203,596	252,919
Cash and cash equivalents, beginning of year	1,311,879	1,058,960

Cash and cash equivalents, end of year	$1,515,475	$1,311,879

Supplemental disclosures:
Interest paid		$58,635

Non-cash transactions:
Conversion of convertible notes payable and accrued interest into common stock	$519,272	$594,406
Other current assets arising from issuance of warrants to consultants	$157,393
Accrued real estate taxes assumed by buyer in sale of real estate	$179,728

See accompanying notes to consolidated financial statements.

-F9-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2005 and 2004

Note 1 - Organization and Summary of Significant Accounting Policies

Organization – MultiCell Technologies, Inc. (“MultiCell”), which was named Exten Industries, Inc. until April 1, 2004, operates three subsidiaries, MCT Rhode Island Corp., Xenogenics Corporation (“Xenogenics”), and as of September 2005, MultiCell holds approximately 67% of the outstanding shares (on an as if converted basis) of a newly formed subsidiary, MultiCell Immunotherapeutics, Inc. (“MCTI”). MCT Rhode Island Corp. (“MCT”), is a 100%-owned subsidiary formed on June 24, 2004 and has been inactive since its formation. Xenogenics Corporation (“Xenogenics”), which is a 56.4%-owned subsidiary formed on June 24, 2004, was incorporated in February 1997 to focus on the research and development of Sybiol technology. Xenogenics has not generated any revenues as of November 30, 2005. As used herein, the “Company” refers to MultiCell, together with MCT Rhode Island Corp., Xenogenics, and MCTI.

Historically, the Company has specialized in developing primary liver cell immortalization technologies to produce cell-based assay systems for use in drug discovery. The Company seeks to become an integrated biopharmaceutical company that will use its proprietary cell-based systems and immune system modulation technologies to discover, develop and commercialize new therapeutics itself and with strategic partners. Following the formation of MultiCell Immunotherapeutics, Inc. during September 2005, the Company is pursuing research and development of therapeutics in addition to continuing to advance its cellular systems business.

Basis of Consolidation – The consolidated financial statements include the accounts of MultiCell Technologies Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents – The Company considers all unrestricted highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and notes payable approximate fair market value because of the short maturity of those instruments.

Credit Risk – It is the Company’s practice to place its cash equivalents in high quality money market securities with one major banking institution. Periodically, the Company maintains cash balances at this institution (at November 30, 2005, approximately $431,200) that exceeds the Federal Deposit Insurance Corporation insurance limit of $100,000 per bank. The Company considers its credit risk associated with cash and cash equivalents to be minimal. The Company does not require collateral from its customers. The Company closely monitors the extension of credit to its customers while maintaining an allowance for potential credit losses. On a periodic basis, management evaluates its accounts receivable and, if warranted, adjusts its allowance for doubtful accounts based on historical experience and current credit considerations. However, accounts receivable at November 30, 2005 consist primarily of amounts due under contractual agreements. In the opinion of management, all accounts receivable at November 30, 2005 and 2004, related to contractual agreements are collectible; accordingly, the Company recorded no allowance for doubtful accounts.

Reverse Stock Split - On May 18, 2005, the Company’s stockholders approved a one-for-five reverse stock split for its common stock. As a result, stockholders of record at the close of business on May 18, 2005 received one share of common stock for every five shares held. Pursuant to the foregoing reverse stock split, $1,263,721 was transferred from the Company’s common stock account and such amount was credited to the Company’s additional paid-in capital account. Common stock, additional paid-in capital and share and per share data for prior periods have been restated to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

-F10-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2005 and 2004 (Continued)

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

Revenue Recognition - The Company’s revenues have been generated primarily from contractual research activities and royalties on the license for the sale of cells through its sale and distribution agreement with XenoTech, LLC (“XenoTech”). Management believes such sources of revenue will be part of the Company’s ongoing operations. The Company applies the guidance provided by SEC Staff Accounting Bulletin. Topic 13, “Revenue Recognition” (“Topic 13”). Under the provisions of Topic 13, the Company recognizes revenue from commercial and government research agreements as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable and the collection of the contractual amounts is reasonably assured. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. Deferred revenues associated with services expected to be performed within the 12 - month period subsequent to the balance sheet date are classified as a current liability. Deferred revenues associated with services expected to be performed at a later date are classified as non-current liabilities.

Prior to December 1, 2004, the Company had recognized revenues under the XenoTech agreement based on the minimum royalty amount for each period because it had received a prepayment of a substantial portion of the amount due. XenoTech was required to pay a $2.1 million minimum royalty amount for the current fiscal year as a condition of its exclusivity. Since collection of the contractual amount was no longer reasonably assured and, in accordance with SEC Staff Accounting Bulletin Topic 13, commencing December 1, 2004, the Company began recognizing revenues under the XenoTech agreement based on the agreement’s royalty percentage applied to XenoTech’s actual sales for the period instead of the minimum royalty amount. Such revenues amounted to $86,485 and $21,659 for the years ended November 30, 2005 and 2004, respectively. On February 1, 2006, the Company terminated the agreement with XenoTech due to the failure of XenoTech, with due notice, to cure various breaches within the time allotted by the agreement, including the payment of minimum royalties to maintain exclusivity. The Company is currently in discussions with XenoTech regarding a potential new nonexclusive agreement.

As of November 30, 2004, a receivable of $94,518 representing the balance due under the minimum royalty through that date of $100,000 less actual royalty payments of $5,482 received from XenoTech was recorded.

During the fiscal year ended November 30, 2005, the Company entered into an agreement with XenoTech whereby a credit of $47,000 was applied against this receivable (and charged to selling and administrative expenses) as the Company’s share of cost associated with the launch by XenoTech of the shrink wrap version of the Company’s product. The Company expects to receive the remaining amount due in the form of XenoTech’s products and services.

Equipment and Improvements – Equipment and improvements are valued at cost. Improvements to leased properties are amortized using the straight-line method over their estimated useful lives or the remaining lease period, whichever is shorter. Depreciation for equipment and furniture is provided using the straight-line method over the estimated useful lives of the assets, generally three to five years.

License Agreements – Costs incurred to obtain license agreements are capitalized. The Company amortizes these costs on a straight-line basis over the term of the respective license agreement. Amortization totaled $132,432 for each of the years ended November 30, 2005 and 2004.

Intangible Assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company amortizes identifiable intangible assets over the estimated useful lives of the assets. The Company does not amortize intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually and whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. The Company performs its annual intangible asset impairment tests during the fourth quarter of its fiscal year and more frequently if an event or circumstance indicates that impairment has occurred. If the assets were considered to be impaired, the impairment charge would be the amount by which the carrying value of the assets exceeds the fair value of the assets.

-F11-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2005 and 2004 (Continued)

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

Impairment of long-lived assets – The impairment of long-lived assets that do not have indefinite lives, such as equipment and license agreements, is recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. As of November 30, 2005, management tested the carrying value of its license agreement with Rhode Island Hospital for impairment by using a discounted cash flow analysis of the estimated future sales of the Company’s cell line business and concluded that it had been impaired. Therefore, the Company has recognized a charge of $1,626,075 to write-down the estimated value of the license agreement in the year ended November 30, 2005. (See Note 8.) The Company did not record any charges for the impairment of long-lived assets in 2004.

Stock-Based Compensation – Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, provides for the use of a fair value based method of accounting for stock-based compensation. However, SFAS 123 has allowed an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion 25 (“APB25”), “Accounting for Stock Issued to Employees”. Entities electing to continue to use the intrinsic value method must make pro forma disclosures of net income or loss and earnings or loss per share as if a fair value method of accounting had been applied. The Company has elected to continue to account for its stock-based compensation to employees under APB 25. The Company’s historical net loss and basic net loss per share, and pro forma net loss and basic net loss per share, for the years ended November 30, 2005 and 2004 assuming compensation cost had been determined based on the fair value of all options at the respective dates of grant using a pricing model consistent with the provisions of SFAS 123 are set forth below:

	2005	2004 As Restated
Net loss applicable to common stockholders as reported	$(5,682,947)	$(2,971,480)
Stock-based employee compensation expense assuming a fair value based method has been used for all awards	271,182	52,120

Net loss - pro forma	$(5,954,129)	$(3,023,600)

Basic loss per share as reported	$(0.18)	$(0.12)

Basic loss per share – pro forma under SFAS 123	$(0.19)	$(0.12)

The fair value of each option granted by the Company was estimated on the date of grant using the Black-Scholes option pricing model, as permitted by SFAS 123, with the following weighted-average assumptions used for the years ended November 30, 2005 and 2004 as follows:

	2005	2004
Dividend yield	0%	0%
Expected volatility	83%	135%
Risk-free interest rate	2.56%	2.9%
Expected lives	5.0 years	5.0 years

In accordance with the provisions of SFAS 123, all other issuances of common stock, stock options, warrants or other equity instruments to employees and non-employees as the consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). Generally, the fair value of any options warrants or similar equity instruments issued will be estimated based on the Black-Scholes option-pricing model.

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued statement of Financial Accounting Standards No.123(R)(“SFAS 123R), “Share Based Payment”, which amends SFAS 123 and will be effective for public companies that are small business filers for interim or annual periods beginning after December 15, 2005. The new standard will require us to expense employee stock options and other share-based payments. The FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options compared to the Black-Scholes options pricing model. The new standard may be adopted in one of three ways – the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. We are currently evaluating how we will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

Research and Development Costs - Research and development costs are expensed as incurred. Amounts received for research through grants are accounted for as an offset to research and development expenses for the year.

Income Taxes – Deferred income taxes are provided for the estimated tax effects of temporary differences between income for tax and financial reporting purposes. A valuation allowance is provided against deferred tax assets, where realization is uncertain. The income tax provision is the tax payable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Comprehensive Loss - Comprehensive loss, which is reported on the accompanying consolidated statement of stockholders’ equity as a component of accumulated other comprehensive loss, consists of net loss and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States of America, are excluded from net loss. For the Company, comprehensive loss consisted of the net loss adjusted for the unrealized holding gains and losses on the Company’s available-for-sale marketable securities at November 30, 2005.

-F12-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2005 and 2004 (Continued)

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

Loss Per Share – The Company computes basic and diluted loss per share amounts for 2005 and 2004 pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average common shares outstanding during each period. The Company has incurred losses during the years ended 2005 and 2004. The assumed effects of the exercise of outstanding stock options and warrants, and the conversion of convertible notes payable and convertible preferred stock were anti-dilutive and, accordingly, diluted per share amounts equal basic loss per share amounts and have not been presented in the accompanying consolidated statements of operations. The total number of common shares potentially issuable upon exercise or conversion excluded from the calculation of diluted loss per share for the years ended November 30, 2005 and 2004 was 18,055,146 and 9,642,211, respectively.

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of these financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Risks and Uncertainties – The Company is dependent on continued financing from investors and obtaining new research grants to sustain the development and other activities necessary to commercialize new products. Management is seeking additional financing in order to fund its future activities. There is no assurance, however, that such financing will be available, if and when needed, or if available, that such financing will be completed on commercially favorable terms, or that such development and other activities in connection with its planned products will be successful.

Environmental Remediation – Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the Company’s commitment to a formal plan of action. As of November 30, 2005, no amounts have been accrued for environmental liabilities.

Note 2 - Going Concern

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of November 30, 2005, the Company has operating and liquidity concerns, has incurred an accumulated deficit of $25, 884,205 as a result of recurring losses. These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be able to successfully acquire the necessary capital to continue its on-going research efforts and bring it to the commercial market. Management’s plans to acquire future funding include the sale of our common and/or preferred stock, the sale of warrants, and sales of its proprietary media, immortalized cells and primary cells to the pharmaceutical industry. Additionally, the Company continues to pursue research projects, government grants and capital investment. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

Note 3 - Restatement of Financial Statements

In connection with the preparation of the Annual Report on Form 10-KSB of the Company for the fiscal year ended November 30, 2005, the Company’s independent registered public accounting firm brought to the attention of the Company that certain of the Company’s issued and outstanding stock options and warrants issued to consultants and Scientific Advisory Board members are subject to variable plan accounting treatment under applicable accounting standards, and, accordingly, previously recognized compensation expenses should be reduced in the Company’s previously issued financial statements under the Financial Accounting Standards Board’s Interpretation 44, “Accounting for Certain Transactions involving Stock Compensation-an interpretation of APB Opinion No. 25” (Issue Date 3/00). The Audit Committee of the Board of Directors, as a result, has directed management to complete an investigation focused on the Company’s accounting for all stock options and warrants issued during the two years ended November 30, 2005. Upon completion of this investigation, management and the Audit Committee have identified certain adjustments that necessitate the restatement of its financial statements for the first three quarters of fiscal 2005, the interim periods of fiscal 2004 and for the fiscal year 2004. These adjustments reflect variable accounting treatment of the affected stock options and warrants for the relevant periods. Under variable option accounting, compensation expense is increased or decreased as a result of changes in the market price of the Company’s common stock. Specifically, the Company accounted for various warrant and stock option grants recording a one-time charge calculated using the Black-Scholes valuation model, when in fact, no charge should have been recognized. The Company also granted warrants and options to consultants and advisory board members and also recognized a one-time charge when these warrants and options should have been subject to variable accounting. The restatement effects on the interim periods of fiscal 2005 and 2004 are discussed in Note 22 in the consolidated financial statements.

The restatement adjustments to the Company’s balance sheet and statement of operations for the year ended November 30, 2004 is summarized as follows:

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements

Restated Consolidated Balance Sheet

November 30, 2004

	As Previously Reported 11/30/2004	Restatement Adjustment 11/30/2004		As restated 11/30/2004
ASSETS
Current assets:
Cash and cash equivalents	$1,311,879	$		$1,311,879
Accounts and royalties receivable	94,518			94,518
Current portion of notes receivable	595,000			595,000
Other current assets	35,143			35,143

Total current assets	2,036,540		—	2,036,540
Property and equipment, net	106,078			106,078
License agreement	2,008,507			2,008,507
Intangible assets	43,145			43,145
Other assets	54,997			54,997

Total assets	$4,249,267		$—	$4,249,267

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$478,310			$478,310
Current portion of related party notes payable	400,000			400,000
Current portion of deferred income	119,486			119,486
Other current liabilities	130,959			130,959

Total current liabilities	1,128,755		—	1,128,755
Non-current liabilities:
Notes payable, net of current portion	25,000			25,000
Deferred income, net of current portion	595,733			595,733
Other liabilities	4,733			4,733

Total non-current liabilities	625,466		—	625,466

Total liabilities	1,754,221		—	1,754,221

Minority interest	142,788			142,788

Commitments

Stockholders’ equity:
Preferred stock	180			180
Common stock	250,966			250,966
Additional paid-in capital	22,788,234		(488,660)	22,299,574
Accumulated deficit	(20,687,122)		488,660	(20,198,462)

Total stockholders’ equity	2,352,258		—	2,352,258

Total liabilities and stockholders’ equity	$4,249,267		$—	$4,249,267

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements

Restated Consolidated Statement of Operations

For the Year Ended November 30, 2004

	As Previously Reported 2004	Restatement Adjustment 2004		As restated 2004
Revenues:	$759,925	$		$759,925

Operating expenses:
Selling, general and administrative expenses	1,775,646		(488,660)	1,286,986
Research and development	804,761			804,761
Depreciation and amortization	169,739			169,739

Total Operating expenses	2,750,146		(488,660)	2,261,486

Operating loss	(1,990,221)		488,660	(1,501,561)
Other income (expense):	251,225			251,225

Net Loss	(1,738,996)		488,660	(1,250,336)
Non-cash deemed dividend related to beneficial conversion features of Series I Preferred stock	(1,721,144)			(1,721,144)

Net Loss	$(3,460,140)		$488,660	$(2,971,480)

Net loss per share applicable to common stockholders—basic and diluted	$(0.14)		$0.02	$(0.12)

Weighted average number of common shares outstanding—basic and diluted	24,323,709		24,323,709	24,323,709

-F13-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2005 and 2004 (Continued)

Note 4 – Marketable Securities

Investments in marketable securities at November 30, 2005 are summarized as follows:

	Net Cost	Market Value	Unrealized Holding Gain (Loss)
Government Agency Bonds	$347,321	$350,000	$2,679
Corporate Bonds	792,141	788,201	(3,940)

Totals	$1,139,462	$1,138,201	$(1,261)

Bond premium (discount) is being amortized over the life of the bond as a periodic charge (credit) to interest income. The Company has determined that all of its investment securities are to be classified as available-for-sale. Available-for-sale securities are carried at fair value with the unrealized holding gain (loss) reported in stockholders’ equity under the caption “Accumulated Other Comprehensive Loss”.

Note 5 – Notes Receivable

As of November 30, 2000, in connection with a letter of intent to purchase the outstanding common stock of Lexicor Medical Technology (“Lexicor”), the Company advanced a total of $600,000 for a note receivable from Lexicor and 83,333 common stock warrants. The Company allocated $17,500 to the warrants resulting in a discount on the note. The note has a stated interest rate of 10% per annum. Principal and interest were due and payable on May 31, 2001; however, according to its terms the note was automatically extended with principal and interest due January 2, 2005. Based upon Lexicor’s financial condition as of November 30, 2001, the Company provided a valuation allowance of $305,000, thereby reducing the carrying amount of this long-term note receivable to $230,000. Lexicor made all the required interest payments through November 30, 2004 and it repaid the entire principal balance plus interest on January 7, 2005. As a result, the Company recognized in fiscal 2004 a gain of $305,000 on the elimination of the valuation allowance.

Notes receivable at November 30, 2004 are comprised as follows:

Notes receivable	$600,000
Less: discounts to net present value	(5,000)

Net notes receivable	595,000
Less: current portion	595,000

$0

-F14-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2005 and 2004 (Continued)

Note 6 – Equipment and Improvements

Equipment and improvements are valued at cost, less accumulated depreciation and amortization and is comprised as follows:

	2005	2004
Lab equipment	$270,680	$207,888
Furniture and fixtures	74,831	47,252
Leasehold improvements	—	42,950

	345,511	298,090
Less: Accumulated depreciation and amortization	193,987	192,012

Property and equipment, net	$151,524	$106,078

The Company recorded depreciation expense of $30,640 and $29,523 in the years ended November 30, 2005 and 2004, respectively.

Note 7 – Real Estate Held for Sale

The Company purchased a parcel of undeveloped land near the Grand Canyon in February 1992 and during the year ended November 30, 1995, the Company tested the land for impairment and expensed all but the remaining fair market value of $47,200. During the year ended November 30, 2005, the Company sold lots with a carrying value of $45,794 for $2,620 in cash and the buyer’s assumption of the applicable unpaid property taxes in the amount of $179,728. As a result of the transaction, the Company recorded a gain on sale of property of $136,554.

Note 8 – License Agreement

In September 2001, MultiCell completed the purchase of its cell line business and, as a result, it acquired an exclusive license agreement with Rhode Island Hospital for the use of four patents owned by the hospital related to liver cell lines and liver assist devices. The primary patent acquired and being utilized is for immortalized hepatocytes (see Note 7). As of November 30, 2005, management tested the carrying value of the license agreement for impairment and concluded that it had been impaired. Therefore, the Company has recognized a charge of $1,626,075 to write-down the estimated value of the license agreement in the year ended November 30, 2005. The license agreement had a net carrying value of $250,000 and $2,008,507 as of November 30, 2005 and 2004, respectively, which represented the original cost of $2,433,393 allocated in connection with the acquisition, net of accumulated amortization and impairment charges of $2,183,393 and $424,886 at November 30, 2005 and 2004, respectively. The remaining value of the license agreement is being amortized over an estimated useful life of approximately 18 years. Amortization expense totaled $132,432 for each of the years ended November 30, 2005 and 2004 (in addition to the charge to write-down the estimated value of the license agreement of $1,675,075 in the year ended November 30, 2005). The Company will pay the hospital a 5% royalty on net sales derived from licenses based upon the patented technology, until it has paid a total of $550,000. As of November 30, 2005, no significant payments had been made under this license agreement. After royalties totaling $550,000 have been paid, the Company pays a 2% royalty instead of a 5% royalty for the life of the patent. Amortization of the license agreement will be $13,889 per year for the next five years.

Note 9 – Intangible Assets

Intangible assets consist of patents and patent rights obtained under licensing agreements and are amortized on a straight-line basis over the estimated useful life which is 18 years. The Company estimates amortization expenses related to intangible assets owned as of November 30, 2005 to be $69,032 per year for the next five years.

Note 10 – XenoTech Agreement

In August, 2003, MultiCell signed an exclusive sales, manufacture and distribution agreement for the use of its cell lines by XenoTech, an unrelated party. The agreement, which is for a term of seven years, required XenoTech to make an initial non refundable payment of $800,000 to MultiCell in August 2003. This payment represented consideration for and a guarantee of Nosan, XenoTech’s distributor’s, right of first negotiation for distribution rights for the Asia Pacific Rim, should MultiCell successfully complete the development of its cell lines for the production of proteins, other cellular constituents and or drug like molecules. This $800,000 payment is being recognized by the Company as revenue over the 7 year term of the agreement and is reflected as deferred revenue in the accompanying consolidated balance sheet.

-F15-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2005 and 2004 (Continued)

Note 10 – XenoTech Agreement (Continued)

Additional consideration under the August 2003 agreement included a $700,000 royalty prepayment. This prepayment is an advance against the minimum royalty payment of $800,000 for the first royalty period, which was 16 months, culminating on November 30, 2004. The subsequent 5 royalty periods will be 12 months and the last royalty period is 8 months. XenoTech must bear all the costs for its manufacturing and sales activities and make specified minimum periodic royalty payments that total $18 million over the 7 year term of the agreement to maintain distribution exclusivity. The agreement requires XenoTech to make royalty payments to MultiCell of 17.5% of net sales for the direct sale of its cells and 34% of net sales derived from any sublicense agreements. The $700,000 advance was recognized as revenue over the initial 16-month period, ending November 30, 2004, as an offset to the $800,000 minimum royalty due for this period.

As of November 30, 2004, a receivable of $94,518 representing the balance due under the minimum royalty through that date of $100,000 less actual royalty payments of $5,482 received from XenoTech was recorded. During the fiscal year ended November 30, 2005, the Company entered into an agreement with XenoTech whereby a credit of $47,000 was applied against this receivable (and charged to selling and administrative expenses). The Company expects to receive the remaining amount due in the form of XenoTech’s products and services.

On February 1, 2006, the Company terminated the agreement with XenoTech due to the failure of XenoTech, with due notice, to cure various breaches within the time allotted by the agreement, including the payment of minimum royalties to maintain exclusivity. The Company is currently in discussions with XenoTech regarding a potential new nonexclusive agreement. The Company will recognize as income during the first quarter of 2006 the remaining deferred income balance arising from the nonrefundable prepayment of $800,000 described above due to the termination of the original license agreement. As a result, the entire amount of the deferred income related to this agreement has been classified as a current liability at November 30, 2005.

Note 11 – Income Taxes

The Company provides for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company had net deferred tax assets of approximately $5,676,100 and $4,284,500 at November 30, 2005 and 2004 relating primarily to the net operating loss carry-forwards generated by its operations. For financial statement purposes, the deferred tax assets have been fully offset by valuation allowances due to the uncertainties related to the extent and timing of the Company’s future taxable income.

A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended November 30, 2005 and 2004 is set forth below:

	2005	2004 As Restated
Expected income tax benefit	$(1,932,202)	$(425,114)
Tax effect of nondeductible permanent differences	783,116	144,121
State income benefit, net of federal tax	(242,500)	(92,732)
Net increase in valuation allowance	1,391,586	373,725

Income tax benefit	$0	$0

-F16-

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2005 and 2004 (Continued)

Note 11 – Income Taxes (Continued)

The Company’s net operating loss carry-forwards expire as follows:

Year Loss Generated	Balance of Loss Carry-forwards	Year of Expiration
November 30, 1999 and prior	$5,264,158	2008 through 2019
November 30, 2000	1,025,963	2020
November 30, 2001	1,604,660	2021
November 30, 2002	1,516,313	2022
November 30, 2003	369,377	2023
November 30, 2004	1,561,148	2024
November 30, 2005	$4,082,489	2025

Total	$15,424,108

Note 12 – Lease Commitments

On April 6, 2005, the Company entered into a three-year sublease agreement to lease a Lincoln, Rhode Island facility that houses activities related to administration, research and development and manufacturing of human cells and cell lines. Remaining basic rental commitment under the sublease agreement as of November 30, 2005 total $241,685 payable as follows: $98,206, $103,778 and $39,701 in years ending November 30, 2006 through November 30, 2008, respectively. The sublease agreement also provides for an optional three-year renewal period.

Commencing with the acquisition of MCTI in September 2005, the Company assumed a month-to-month lease for a facility in California that houses activities related to research performed by MCTI. The Company is renting the facility on a month-to-month basis at $5,805 per month and is currently negotiating a new lease.

The Company’s future rental commitment under all of its operating leases for equipment subsequent to November 30, 2005 total $1,784 in 2006.

As a result of the relocation of operations during the year ended November 30, 2005, the Companies recognized a loss associated with the abandonment of leasehold improvements of $14,286.

Rent expense under the Company’s operating leases was $102,973 and $58,629 for the fiscal years ended November 30, 2005 and 2004, respectively.

Note 13 – Notes Payable

Notes payable at November 30, 2005 and 2004 consisted of the following:

	2005	2004
Convertible promissory notes payable to related parties with interest at 10%, due on varying dates in 2004 and 2005 (A) (B) (C)	$0	$425,000

Totals	0	425,000
Current portion of notes payable	0	(400,000)

Notes payable - long-term portion	$0	$25,000

-F17-

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2005 and 2004 (Continued)

Note 13 – Notes Payable (Continued)

(A) These notes are convertible into shares of the Company’s common stock at prices that range from $.50 to $1.00 per share. During 2005, notes with a carrying value of $519,272 ($425,000 of principal and $94,272 of accrued interest) were converted into 529,272 shares of common stock. During 2004, notes with a carrying value of $370,029 ($294,000 of principal and $76,029 of accrued interest) were converted into 401,938 shares of common stock.

(B) This advance from a related party was converted in January 2004 into a convertible promissory note bearing interest at 10% that is included with the other outstanding convertible notes at November 30, 2004.

(C) The Company is obliged to register for resale under the Securities Act of 1933 all of the shares issued upon conversion of these notes and the exercise of warrants issued in connection with these notes.

Interest expense of $24,705 and $85,950 and amortization of debt discount of $0 and $60,368 were attributable to notes payable to related parties in the fiscal years ended November 30, 2005 and 2004, respectively.

Note 14 – Warrants

During the year ended November 30, 2003 an investor, who is also a director of a subsidiary of the Company, assisted the Company by finding a group of investors that purchased 10% convertible notes from the Company in the principal amount of $78,500 and, as a result, obtained the right to purchase a 10% convertible note from the Company in an equivalent principal amount under the same terms at anytime for one year following the receipt of the group’s investment. On February 20, 2004, the investor exercised that right, and the Company received proceeds of $78,500 from the sale of the 10% convertible note, which would have required the payment of principal and interest in February 2007. Immediately upon issuance, the consultant exercised his right to convert the principal amount of the note into 157,000 shares of the Company’s common stock at the stated conversion price of $0.50 per share. Pursuant to the agreement, the investor also received warrants to purchase 157,000 shares of the Company’s common stock, which are exercisable at $.50 per share at anytime through February 2014.

In addition to the warrants to purchase 157,000 shares of the Company’s common stock exercisable at $.50 per shares issued to the investor and warrants issued in connection with notes payable issued in the year ended November 30, 2004 described above, the Company issued warrants to purchase 139,333 shares of common stock for financial consulting services rendered at exercise prices ranging from $.30 to $.60 per share, warrants to purchase 1,000,000 shares of common stock in connection with the sale of convertible preferred stock and warrants to purchase 160,000 shares of common stock to the placement agent for the sale of the preferred stock during the year ended November 30, 2004. The warrants issued to the consultants will expire from January 2008 to January 2013. The Company recognized consulting fee expense of $402,437 for the fair value of the warrants determined using the Black-Scholes option pricing model. The warrants issued in connection with the sale of preferred stock will expire in July 2007. These warrants are exercisable at the lowest of (i) the average of the ten closing prices of the common stock on the OTC Bulletin Board during the 10 trading days immediately preceding the exercise date, or (ii) $1.00 per share which was the closing price of the common stock on July 13, 2004, the date of issuance of the warrants.

During the year ended November 30, 2004, 226,000 warrants were exercised at $.50 per share.

On December 7, 2004, The Board of Directors voted to approve the issuance of 110,000 three year warrants at $.05 per share to an investor relations firm for consulting services to be rendered over a twelve month period commencing December 1, 2004. The fair value of the warrants determined using the Black-Scholes option pricing model was $82,961.

-F18-

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2005 and 2004 (Continued)

Note 14 – Warrants (Continued)

In addition, in February 2005, as consideration for consulting services over the three-year contract period, the Company issued to its non-executive Co-Chairman of the Board a five-year warrant to purchase 2,000,000 shares of the Company’s common stock at $1.40 per share. One half the warrants become exercisable in equal monthly installments over a three-year vesting period. The second half of the warrants become exercisable and the first half will be accelerated within 30 days of the Company closing an additional equity financing arranged by the non- executive Co-Chairman of the Board of at least $10,000,000. The Company recognized expense on this warrant using variable accounting treatment (see Note 1) determined using the Black-Scholes option pricing model.

On June 23, 2005, the Board of Directors voted to approve the issuance of 100,000 five-year warrants at $1.27 per share to an investor relations firm as a nonrefundable deposit for consulting services. The fair value of the warrants determined using the Black-Scholes option pricing model was $74,432 and is included in selling, general and administrative expenses.

In conjunction with the February 2005 private offering a total of 5,200,000 warrants were issued to investors at prices ranging from $1.00 to $1.50 per share, a total of 2,000,000 warrants were issued to a consultant and member of the Board of Directors at an exercise price of $1.40 per share and 110,000 warrants were issued to a consultant at a price of $.05 per share.

During the year ended November 30, 2005, 948,000 warrants were exercised at prices ranging from $.50 to $1.00 per share for total proceeds of $499,000. Also during the year, 160,000 warrants with an aggregate exercise price of $160,000 were exchanged in a cashless transaction for 84,882 shares. As of November 30, 2005, warrants to purchase 12,110,546 shares of common stock were outstanding and exercisable at $1.00 to $1.50 per share.

In connection with the purchase of MCTI in September 2005, the Company issued 400,000 warrants to Mixture Sciences, Inc. (“Mixture”). The first 200,000 shares underlying the warrant may be exercised by Mixture commencing six months following the issue date of the warrant at an exercise price per share of $1.20. The second 200,000 shares underlying the warrant may be exercised by Mixture (a) commencing on the one-year anniversary of the issue date of the Warrant at an exercise price per share equal to 120% of the average price per share for the 30-day period prior to such one-year anniversary, or (b) in the event of a change of control of the Company prior to such one–year anniversary, commencing on the date of the public announcement of such change of control at an exercise price per share equal to 120% of the average price per share for the 30-day period prior to such change of control. The warrant shall terminate upon the earlier of (a) the seventh anniversary of the issue date of the Warrant and (b) a change of control of the Company.

Note 15 – Preferred Stock

The Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 2,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares of preferred stock. The Board of Directors has designated 20,000 shares as Series I convertible preferred stock. On July 13, 2004, the Company completed a private placement of Series I convertible preferred stock. A total of 20,000 shares were sold to accredited investors at a price of $100 per share. The Series I shares

-F19-

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2005 and 2004

Note 15 – Preferred Stock (Continued)

are convertible at any time into common stock at 80% of the average trading price of the lowest three inter-day trading prices of the common stock for the ten days preceding the conversion date, but at an exercise price of no more than $1.00 per share and no less than $.25 per share. The conversion of the Series I preferred stock is limited to 9.99% of the Company’s common stock outstanding on the date of conversion. The Series I preferred stock does not have voting rights. The purchasers also received warrants to acquire up to 1,000,000 shares of the Company’s common stock. The terms associated with the warrants are described in Note 11. In the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding share of Series I convertible preferred stock shall be entitled to be paid first out of the assets of the Company available for distribution to stockholders, an amount equal to $100 per share of Series I preferred stock held. After such payment has been made in full, such holders of Series I convertible preferred stock shall be entitled to no further participation in the distribution of the assets of the Company.

Proceeds to the Company were $1,714,149, net of $285,851 of issuance costs, of which $902,388 was assigned to the 5,000,000 warrants, utilizing the Black-Scholes option pricing model. The terms associated with the warrants are described in Note 11. In connection with the issuance of the Series I convertible preferred stock and warrants, the Company recorded $1,721,144 related to the beneficial conversion feature on the Series I preferred stock as a deemed dividend, which increased additional paid-in capital. The preferred stock issued included a beneficial conversion feature because the effective conversion price of the Series I preferred stock was less than the fair value of the common stock on the date of issuance. The deemed dividend of $1,721,144 increased the loss applicable to common stockholders in the calculation of basic loss per common share.

During the current fiscal year, 3,000 shares of preferred stock were converted into 300,000 shares of common stock. During fiscal year 2004, 2,000 shares of preferred stock were converted into 244,444 shares of common stock.

Note 16 – Common Stock

On February 10, 2005, the Company completed a private placement offering pursuant to Regulation D of the Securities Act of 1933, as amended. Pursuant to subscription agreements, originally signed on January 29, 2005 and subsequently amended on February 10, 2005, with 11 accredited investors, the Company received an aggregate of $4,000,000 and issued an aggregate of 5,333,333 shares of common stock; three-year warrants to purchase an aggregate of 3,600,000 shares of common stock at $1.00 per share and three-year warrants to purchase an aggregate of 1,600,000 shares of common stock at $1.50 per share. After deducting issuance costs of $558,279, the Company received net proceeds of $3,441,721. In connection with the offering, the Company entered into a registration rights agreement with the investors and filed a registration statement on May 12, 2005 for the resale of the common stock and the shares issuable upon exercise of the warrant.

At November 30, 2005 and 2004, the Company had reserved 17,919,146 and 9,642,210 shares of common stock, respectively, for potential future issuances upon exercise of outstanding warrants and options, and conversion of convertible notes payable outstanding as follows:

	November 30, 2005	November 30, 2004
Warrants (Note 14)	12,110,546	5,268,546
Stock options (Note 17)	2,944,600	1,500,600
Preferred stock (Note 15)	3,000,000	2,439,732
Convertible notes (Note 13)		433,333

Totals	18,055,146	9,642,211

All warrants are exercisable in whole or in part, at any time and from time to time on or before the expiration date. These warrants are or will be exercisable at $.30 to $1.50 per share and expire at various dates from July 2007 through 2014.

-F20-

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2005 and 2004

Note 17 – Stock Compensation Plans

2000 Stock Incentive Plan: Effective February 15, 2000, the Company adopted a 2000 Stock Incentive Plan and a 2000 Employee Benefit Plan which authorizes the granting of shares and options to employees, outside directors, consultants, and vendors. The 2000 Stock Incentive Plan and 2000 Employee Benefit Plan were approved by shareholders at the May 2000 annual meeting. Under the Plans, awards are made in the form of restricted shares or options, which may constitute incentive stock options (“ISO”) or nonstatutory stock options (“NSO”). Only employees of the Company are eligible for the grant of incentive stock options. The total number of options and restricted shares that could have been awarded under the 2000 Stock Incentive Plan initially was 1,000,000. As of the first day of each calendar year commencing January 1, 2001, this total will automatically increase by 2% of the total number of common shares then outstanding or 100,000 shares, whichever is less. The option price, number of shares, grant date, and vesting period are determined at the discretion of the Company’s Board of Directors. The exercise price of each ISO granted under the plan must equal 100% of the market price of the Company’s stock on the date of grant. The exercise price of each NSO grant under the plan cannot be less than 85% of the market price of the Company’s stock on the date of grant. An option’s maximum term is 10 years. As of November 30, 2004, the total number of options that were authorized for issuance under the 2000 Stock Incentive Plan had increased from 1,000,000 shares to 1,400,000. However, the Company has issued more options than were authorized under the 2000 Stock Incentive Plan. This was necessary to provide an incentive to key employees to stay with the Company or one of its subsidiaries. The Company obtained stockholders’ approval for an increase in the number of options authorized for issuance at its stockholders’ meeting.

2000 Employee Benefit Plan: On July 3, 2000, the Company filed with the Securities and Exchange Commission an S-8 registration statement (the “Registration Statement”) in respect of its 2000 Employee Benefit Plan to register 7,000,000 shares of the Company’s common stock issuable under the plan. One or more Performance Awards may be granted under the plan to any eligible person providing services to or for the Company. The value of such awards may be linked to the market value, book value or other measure of the value of the common stock or other specific performance criteria determined appropriate by the Board of Directors or the Compensation Committee (the “Committee”). The Board or the Committee may approve stock payments to eligible persons who elect to receive such payments in the manner determined by the Board or the Committee. The total number of shares that can be awarded under the 2000 Employee Benefit Plan is 7,000,000.

Prior to 2000, the Company had issued options with terms of up to 10 years and exercise prices of $.50 to $2.50 per share (the fair market value at the respective dates of grant) to various employees, officers and directors of the Company in return for various services rendered to the Company. None of these options remained outstanding at November 30, 2005 and 2004. Changes during the years ended November 30, 2005 and 2004 in stock options

-F21-

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2005 and 2004

Note 17 – Stock Compensation Plans (Continued)

outstanding with respect to the 2000 plans for the Company were as follows:

	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	1,020,600	$0.71	1,639,667	$0.50
Granted			100,000	3.05
Forfeited			(616,667)	0.50
Exercised	(138,000)	0.58	(102,400)	1.00

Options outstanding at end of year	882,600	$0.73	1,020,600	$0.71

Options exercisable at end of year	668,878		643,378

The following table summarizes information about stock options outstanding for the 2000 plans at November 30, 2005, all of which are at fixed prices:

Range of Exercise Prices	Number Outstanding At 11/30/05	Weighted Average Remaining Contractual Life	Outstanding Weighted Average Exercise Price	Number Exercisable At 11/30/05	Exercisable Weighted Average Exercise Price
$ .30 - $ .40	682,600	1.61 yrs	$0.39	517,489	$0.39
$ .57 - $1.00	100,000	1.83 yrs	0.74	87,500	0.72
$ 2.55 - $3.50	100,000	2.17 yrs	3.05	63,889	3.05

	882,600		$0.73	668,878	$0.69

2004 Equity Incentive Plan: Effective June 16, 2004, the Company adopted an equity incentive plan, which authorizes the granting of stock awards to employees, directors, and consultants. The purpose of the plan is to provide a means by which eligible recipients of stock awards may be given the opportunity to benefit from increases in the value of the common stock through granting of incentive stock options, non-statutory stock options, stock purchase awards, stock bonus awards, stock appreciation rights, stock unit awards and other stock awards. The shares of common stock may be issued pursuant to stock awards shall not exceed in the aggregate 5,000,000 shares of common stock plus an annual increase to be added of the first day of each Company fiscal year, beginning in 2005 and ending in (and including) 2013, equal to the lesser of the following amounts: (a) 15% of the Company’s outstanding shares of common stock on the day preceding the first day of such fiscal year; (b) 5,000,000 shares of common stock; or (c) an amount determined by the Board. Incentive stock options may be granted only to employees. The exercise price of each ISO granted under the plan must equal 100% of the market price of the Company’s stock on the date of the grant. A 10% stockholder shall not be granted an incentive stock option unless the exercise price of such option is at least 110% of the fair market value of the common stock on the date of the grants and the option is not exercisable after the expiration of five years from the date of the grant. The Board, in its discretion, shall determine the exercise price of each nonstatutory stock option. An option’s maximum term is 10 years.

-F22-

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2005 and 2004

Note 17 – Stock Compensation Plans (Continued)

Changes during the years ended November 30, 2005 and 2004 in stock options outstanding with respect to the 2004 plan for the Company were as follows:

	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	480,000	$1.28	0	$0.00
Granted	1,582,000	1.33	480,000	1.28

Options outstanding at end of year	2,062,000	$1.32	480,000	$1.28

Options exercisable at end of year	560,333		48,000

The following table summarizes information about stock options outstanding for the 2004 plan at November 30, 2005, all of which are at fixed prices:

Range Of Exercise Prices	Number Outstanding At 11/30/2005	Weighted Average Remaining Contractual Life	Outstanding Weighted Average Exercise Price	Number Exercisable At 11/30/2005	Exercisable Weighted Average Exercise Price
$068 - $1.10	322,000	3.98 yrs	$0.97	41,860	$0.97
$1.25- $2.00	1,740,000	3.57 yrs	1.39	518,472	1.36

	2,062,000		$1.32	560,332	$1.33

SFAS 123 provides for the use of a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic value method of accounting prescribed by APB 25. Entities electing to continue to use the intrinsic value method must make pro forma disclosures of net income or loss and earnings or loss per share as if a fair value method of accounting had been applied. In accordance with SFAS 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The Company and Xenogenics, its subsidiary (see Note 19), have elected to continue to account for their stock options issued to employees under APB 25. Since the exercise price of all of the options granted by the Company and its subsidiary to their employees has been equal to or greater than fair value, the Company has not recognized any earned or unearned compensation cost in its consolidated financial statements in connection with those options.

-F23-

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2005 and 2004

Note 17 – Stock Compensation Plans (Continued)

On May 26, 2005, the Company executed a new employment agreement with Ronald Faris, Ph.D., continuing his employment as Senior Vice President and Chief Science Officer. The agreement is for a term of three years and may be cancelled by Dr. Faris or by the Company at any time. The agreement provides for a base salary of $175,000 per year plus participation in the Company’s bonus and compensation programs for executive management, if and when established. In addition Dr. Faris received a stock option (the “Option”) to purchase 200,000 shares of the Company’s common stock, at an exercise price of $1.40 per share, (the fair market value at the date of the grant) under the Company’s 2004 Equity Incentive Plan (the “Plan”). Subject to the terms of the Plan, the Option will be exercisable for a period of five years and vest monthly over the three-year term of the agreement in equal increments of 1/36th. The Board also agreed to grant Dr. Faris a one year, fully vested grant for 50,000 shares to replace an expiring option.

-F24-

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2005 and 2004

Note 18 – Grant Income

In July 2003, the Company was awarded a grant by the National Institutes of Health to improve the function of the Company’s cell line. The Company began the project in July 2004. The total federal award amounted to $139,314. The project period expired on December 31, 2004. During the year ended November 30, 2005, the Company received $36,256 under the grant and has accounted for this as an offset to research and development expenses for the year. On August 30, 2005, notification was received that a new Small Business Innovation Research award in the amount of $138,473 had been granted to the Company to create proprietary BioFactories™ that express a serine protease inhibitor recently implicated as a novel treatment for sepsis. During the year ended November 30, 2005, the Company received $45,113 under this grant and has accounted for this as an offset to research and development expenses for the year.

Note 19 – Xenogenics Subsidiary and Minority Interest

As of November 30, 2005 and 2004, the Company owned 56.4% of the 2,659,004 outstanding common shares of Xenogenics, one of its subsidiaries.

Note 20 – Acquisition

On September 7, 2005, MCTI entered into an Asset Contribution Agreement with the Company, Alliance Pharmaceutical Corp. (“Alliance”), and Astral, Inc. (“Astral,” and together with Alliance, “Transferors”) (the “Agreement”). Pursuant to the Agreement, MCTI issued 490,000 shares of common stock to Alliance in consideration for the acquisition of certain assets (including intellectual property, laboratory equipment and furniture) and the assumption of certain liabilities relating to Transferors’ business. The intellectual property acquired by MCTI includes ten United States and twenty foreign issued and pending patents and patent applications related to chimeric antibody technology, treatment of Type 1 diabetes, T-cell tolerance, toll-like receptor technology, dendritic cells, dsRNA technology and immunosuppression. The 490,000 shares of MCTI’s common stock represent 49% of the outstanding shares of MCTI, as of the closing of the transaction. As part of the acquisition, the Company has guaranteed the obligations of MCTI related to the assumption of certain liabilities relating to Transferors’ business.

Prior to the closing of the Acquisition, Stephen Chang, a director and the President of the Company, served as the President and Chief Executive Officer of Astral on a one-day per week basis. As part of MCTI’s assumption of certain liabilities of Transferors, MCTI assumed liabilities owed by Astral to Dr. Chang in the amount of $200,000. The $200,000 assumed by MCTI will be paid to Dr. Chang over time as determined by the board of directors of MultiCell, with Dr. Chang abstaining from voting thereon. In addition, MCTI hired two scientists of Astral as part of the Acquisition.

Immediately following the closing of the Acquisition, MCTI sold and issued 500,000 shares of MCTI’s Series A Preferred Stock to the Company pursuant to a Series A Preferred Stock Purchase Agreement (the “Series A Financing”). In consideration for MCTI’s issuance of shares of Series A Preferred Stock, the Company paid to MCTI cash in the amount of $1,000,000, and issued a secured promissory note to MCTI in the amount of $1,000,000 (the “Note”). The Note bears interest at an annual rate of 5% and may be prepaid without penalty by the Company at any time. The Note is secured by 250,000 shares of Series A Preferred Stock held by the Company and is payable in the amount of $250,000 plus interest at the end of each three-month period following the issuance of such Note. Following the Series A Financing, the Company holds approximately 67% of the outstanding shares (on an as-converted basis) of MCTI, and Alliance holds the remainder of approximately 33%.

-F25-

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2005 and 2004

Note 20 – Acquisition (Continued)

The board of directors of MCTI consists of three members as follows: (a) W. Gerald Newmin, the Company’s Chief Executive Officer, (b) Stephen Chang, the Company’s President, and (c) Duane Roth, Alliance’s Chief Executive Officer. As a result of the acquisition of MCTI $1,000,000 of the Company’s cash, cash equivalent and marketable securities position at November 30, 2005 is restricted for use in MCTI operations.

Simultaneously with the execution of the Agreement, the Company entered into an IP Agreement and Release (the “IP Agreement”) with Mixture and Astral. Pursuant to the IP Agreement, Mixture assigned to MCTI certain intellectual property related to the Astral business previously assigned by Astral to Mixture. In consideration, the Company (a) paid $100,000 to Mixture, and (b) issued to Mixture a Warrant to purchase up to 400,000 shares of the Company’s Common Stock. The first 200,000 shares underlying the Warrant may be exercised by Mixture commencing six months following the issue date of the Warrant at an exercise price per share of $1.20. The second 200,000 shares underlying the Warrant may be exercised by Mixture (a) commencing on the one-year anniversary of the issue date of the Warrant at an exercise price per share equal to 120% of the average price per share for the 30-day period prior to such one-year anniversary, or (b) in the event of a change of control of the Company prior to such one-year anniversary, commencing on the date of the public announcement of such change of control at an exercise price per share equal to 120% of the average price per share for the 30-day period prior to such change of control. The Warrant shall terminate upon the earlier of (a) the seventh anniversary of the issue date of the Warrant and (b) a change of control of the Company. The Company has granted customary “piggy-back” registration rights with respect to the shares issuable pursuant to the exercise of the Warrant.

Note 21 – Subsequent Events

On December 1, 2005, the Company entered into Research Agreement (the “Agreement”) with The Trustees of Columbia University (“Columbia”). Among other things, the Agreement provides for the investigation of a novel anti-apoptosis compound. The research project is designed to determine whether the compound can protect against Retinal Ganglion cell (RGC) death in acute and chronic in vivo models of optic neuropathy. The research will be conducted in a Columbia laboratory under the direction of Dr. James Tsai, Associate Professor of Ophthalmology. The Company will provide financial support for the research during the two year term of the Agreement in an aggregate amount of at least approximately $310,000, subject to certain adjustments. The Company will also pay Columbia an additional $50,000 in consideration of Columbia’s grant to the Company of an option to enter into an exclusive world-wide license for any invention resulting from the research, subject to certain conditions. Subject to the Company’s option, Columbia will own any invention or research information that results from the research.

The Company entered into an employment agreement with Gerard A. Wills, effective January 9, 2006, pursuant to which, Mr. Wills was appointed the Company’s new Chief Financial Officer. The employment of Janice DiPietro, Chief Financial Officer of the Company, was terminated effective as of January 9, 2006. Dr. DiPietro has entered into a consulting agreement with the Company.

The Company entered into the Agreement with Mr. Wills pursuant to which, among other things, Mr. Wills will be an “at-will” employee. Mr. Wills will be paid an annual base salary of $230,000 and is eligible to participate in the Company’s discretionary bonus plan based on individual and Company performance. In addition, if (a) Mr. Wills’ employment is terminated for any reason, other than for cause (as defined in the Agreement), and (b) Mr. Wills

-F26-

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2005 and 2004

Note 21 – Subsequent Events (Continued)

executes the Company’s form of separation and release agreement, then Mr. Wills will receive severance pay of up to six (6) months of his current base salary, less standard deductions and withholdings after the first year of employment, and on a prorated basis over the first year of the agreement. Subject to approval by the Company’s Board of Directors, Mr. Wills will be granted, pursuant to the Company’s 2004 Equity Incentive Plan, an option to purchase a minimum of 300,000 shares of the Company’s Common Stock at an exercise price per share equal to the closing price of the Company’s Common Stock on the date of such grant. One-thirty-sixth (1/36th) of the shares subject to any option will vest on a monthly basis from the commencement of employment with the Company and the option shall expire in five years, subject to Mr. Wills’ continued employment with the Company on any such date. In connection with the hire of Mr. Wills, one of the Company’s directors was paid a recruitment fee of $23,000.

On December 31, 2005, the Company entered into a Worldwide Exclusive License Agreement (the “License Agreement”) with Amarin Neuroscience Limited (“Amarin”). Among other things, the License Agreement provides that Amarin shall grant to the Company and its affiliates an exclusive worldwide license with respect to therapeutic or commercial uses of certain technology of Amarin, including LAX-202 (to be renamed MCT-125), and the Company shall develop and seek to commercialize products based on such technology. The initial technology to be developed is Amarin’s LAX-202, which is a potential treatment for fatigue in patients diagnosed with multiple sclerosis.

In addition, the parties shall have a four-year mutual option to exclusively negotiate with the other with respect to entering into a commercial agreement with respect to certain additional patents owned by Amarin related to the technology licensed to the Company. MultiCell will pay to Amarin (a) a one-time license fee, (b) milestone payments based on time, approval by the Food and Drug Administration of any products developed under the License Agreement, and sales by MultiCell of such products, and (c) royalty payments based on sales by MultiCell of any such products.

Amarin shall retain ownership of all licensed patent rights under the License Agreement. The License Agreement further includes customary provisions related to, among other things, indemnification, insurance, maintenance of patent rights, confidentiality, and arbitration.

On February 1, 2006, the Company terminated the license agreement with XenoTech discussed in Note 8 above, due to the failure of XenoTech, with due notice, to cure various breaches within the time allotted by the agreement, including the payment of minimum royalties to maintain exclusivity. The Company is currently in discussions with XenoTech regarding a potential new nonexclusive agreement. As a result of this termination and the Company’s current recognition of the initial non-refundable payment of $800,000, over the 7-year term of the agreement, the Company will recognize in income the remaining amount of deferred income of $533,333 in the first quarter of the next fiscal year.

On February 1, 2006, the Company issued a warrant to purchase common stock (the “warrant”) to Trilogy Capital Partners, Inc. (the “holder”). Pursuant to the warrant, the holder is entitled to purchase from the Company up to 1,000,000 shares of the Company’s common stock, at an exercise price per share of $0.60. The warrant shall expire and shall no longer be exercisable on the earlier of February 1, 2009 or any change of control of the Company. The Company granted piggyback registration rights to the holder with respect to the warrant and the shares exercisable thereunder.

Note 22 – Restatement of Quarterly Data (unaudited)

In connection with the preparation of the Annual Report on Form 10-KSB of the Company for the fiscal year ended November 30, 2005, the Company’s independent registered public accounting firm brought to the attention of the Company that certain of the Company’s issued and outstanding stock options and warrants issued to consultants and Scientific Advisory Board members are subject to variable accounting treatment under applicable accounting standards, and, accordingly, previously recognized compensation expenses should be reduced in the Company’s previously issued financial statements under the Financial Accounting Standards Board’s Interpretation 44, “Accounting for Certain Transactions involving Stock Compensation—an interpretation of APB Opinion No. 25” (Issue Date 3/00). The Audit Committee of the Board of Directors, as a result, directed management to complete an investigation focused on the Company’s accounting for all stock options and warrants issued during the two years ended November 30, 2005. Upon completion of this investigation, management and the Audit Committee have identified certain adjustments that necessitate the restatement of its financial statements for the first three quarters of fiscal 2005, the interim periods of fiscal 2004 and for the fiscal year 2004 (See Note 3). These adjustments reflect variable accounting treatment of the affected stock options and warrants for the relevant periods. Under variable option accounting, compensation expense is increased or decreased as a result of changes in the market price of the Company’s common stock. Specifically, the Company accounted for various warrant and stock option grants recording a one-time charge calculated using the Black-Scholes valuation model, when in fact, no charge should have been recognized. The Company also granted warrants and options to consultants and advisory board members and also recognized a one-time charge when these warrants and options should have been subject to variable accounting.

The following table shows the effects of the restatement on the Company’s quarterly results of operations. In the tables that follow, the columns labeled “Restatement Adjustments” represent adjustments for excess compensation expense recorded.

-F27-

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2005 and 2004

Restated Consolidated Statement of Operations

For the Quarter Ended August 31, 2005

(Unaudited)

	As Previously Reported August 31, 2005	Restatement Adjustment August 31, 2005		As restated August 31, 2005
Revenue	$69,056	$		$69,056

Operating expenses:
Selling, general and administrative expenses	877,416		(127,996)	749,420
Research and development	254,074			254,074
Depreciation and amortization	41,546			41,546

Total operating expenses	1,173,036		(127,996)	1,045,040

Operating loss	(1,103,980)		127,996	(975,984)
Other income	44,617			44,617

Net loss	$(1,059,363)		$127,996	$(931,367)

Net loss per share applicable to common stockholders—basic and diluted	$(0.03)		$0.00	$(0.03)

Weighted average number of common shares outstanding—basic and diluted	32,052,064		32,052,064	32,052,064

Restated Consolidated Statement of Operations

For the Quarter Ended May 31, 2005

(Unaudited)

	As Previously Reported May 31, 2005	Restatement Adjustment May 31, 2005		As restated May 31, 2005
Revenue	$39,693	$		$39,693

Operating expenses:
Selling, general and administrative expenses	1,032,636		(206,208)	826,428
Research and development	236,031			236,031
Depreciation and amortization	39,506			39,506

Total operating expenses	1,308,173		(206,208)	1,101,965

Operating loss	(1,268,480)		206,208	(1,062,272)
Other income	149,130			149,130

Net loss	$(1,119,350)		$206,208	$(913,142)

Net loss per share applicable to common stockholders—basic and diluted	$(0.04)		$0.01	$(0.03)

Weighted average number of common shares outstanding—basic and diluted	31,562,858		31,562,858	31,562,858

-F28-

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2005 and 2004

Restated Consolidated Statement of Operations

For the Quarter Ended February 28, 2005

(Unaudited)

	As Previously Reported February 28, 2005	Restatement Adjustment February 28, 2005		As restated February 28, 2005
Revenue	$41,822	$		$41,822

Operating expenses:
Selling, general and administrative expenses	576,332		424,620	1,000,952
Research and development	115,819			115,819
Depreciation and amortization	40,000			40,000

Total operating expenses	732,151		424,620	1,156,771

Operating loss	(690,329)		(424,620)	(1,114,949)

Other income	8,717			8,717

Net Loss	(681,612)		(424,620)	(1,106,232)

Net loss per share applicable to common stockholders—basic and diluted	$(0.02)		$(0.02)	$(0.04)

Weighted average number of common shares outstanding—basic and diluted	27,125,226		27,125,226	27,125,226

Restated Consolidated Statement of Operations

For the Quarter Ended November 30, 2004

(Unaudited)

	As Previously Reported November 30, 2004	Restatement Adjustment November 30, 2004		As restated November 30, 2004
Revenue	$225,453	$		$225,453

Operating expenses:
Selling, general and administrative expenses	552,727		(306,501)	246,226
Research and development	179,189			179,189
Depreciation and amortization	42,435			42,435

Total operating expenses	774,351		(306,501)	467,850

Operating loss	(548,898)		306,501	(242,397)

Other income	282,655			282,655

Net income (loss)	$(266,243)		$306,501	$40,258

Net loss per share applicable to common stockholders—basic and diluted	$(0.01)		$0.01	$0.00

Weighted average number of common shares outstanding—basic and diluted	24,323,709		24,323,709	24,323,709

-F29-

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2005 and 2004

Restated Consolidated Statement of Operations

For the Quarter Ended August 31, 2004

(Unaudited)

	As Previously Reported August 31, 2004	Restatement Adjustment August 31, 2004		As restated August 31, 2004
Revenue	$176,299	$		$176,299

Operating expenses:
Selling, general and administrative expenses	296,272		(182,159)	114,113
Research and development	283,946			283,946
Depreciation and amortization	45,752			45,752

Total operating expenses	625,970		(182,159)	443,811

Operating loss	(449,671)		182,159	(267,512)
Other expense	(9,959)			(9,959)

Net loss	(459,630)		182,159	(277,471)
Non-cash deemed dividend related to beneficial conversion features of Series I Preferred stock	(1,721,144)			(1,721,144)

Net loss	$(2,180,774)		$182,159	$(1,998,615)

Net loss per share applicable to common stockholders—basic and diluted	$(0.09)		$0.01	$(0.08)

Weighted average number of common shares outstanding—basic and diluted	24,442,452		24,442,452	24,442,452

-F30-