Form 10QSB
period 2006-02-28
MultiCell Technologies, Inc.
filed 2006-04-14
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended February 28, 2006.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                      to

Commission File Number

001-10221

MultiCell Technologies, Inc.

(Name of small business issuer in its charter)

DELAWARE	52-1412493
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

701 George Washington Highway

Lincoln, RI 02865

(Address of principal executive offices)

401-333-0610

(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act.)	Yes ☐ No ☒

Accelerated Filer  ☐            Non-accelerated Filer  ☒

As of April 10, 2006, the issuer had 33,397,729 shares of Common Stock, $.01 par value, outstanding.

PART I FINANCIAL INFORMATION

Item 1:	Financial Statements

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	February 28, 2006	November 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$715,798	$1,515,475
Marketable securities	390,469	1,138,201
Interest and dividends receivable	1,988	18,235
Accounts, royalties and grant receivable	52,766	71,764
Other current assets	77,097	63,033

Total current assets	1,238,118	2,806,708
Equipment and improvements, net	147,617	151,524
License agreements, net of accumulated amortization of $2,187,806 and $2,183,393	741,421	250,000
Intangible assets, net of accumulated amortization of $34,486 and $17,258	1,251,203	1,268,461
Other assets	35,891	30,952

Total assets	$3,414,250	$4,507,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$714,780	$605,476
Current portion of deferred income	5,200	538,533

Total current liabilities	719,980	1,144,009
Deferred income, net of current portion	55,900	57,200

Total liabilities	775,880	1,201,209

Minority interest	492,719	630,655

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value: 2,000,000 shares authorized, 15,000 designated as Series I Convertible Preferred issued and outstanding, liquidation value of $1,500,000	150	150
Common stock, $.01 par value: 200,000,000 shares authorized, 33,046,811 shares issued and outstanding	330,468	330,468
Additional paid-in capital	28,330,995	28,227,833
Accumulated deficit	(26,518,105)	(25,881,409)
Accumulated other comprehensive income (loss)	2,143	(1,261)

Total stockholders’ equity	2,145,651	2,675,781

Total liabilities and stockholders’ equity	$3,414,250	$4,507,645

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended February 28, 2006 and 2005

	2006	2005 As Restated
		(Note 3 )
Revenue	$546,231	$41,822

Operating expenses:
Selling, general and administrative expenses	801,593	1,000,952
Research and development	482,745	115,819
Depreciation and amortization	35,544	40,000

Total operating expenses	1,319,882	1,156,771

Operating loss	(773,651)	(1,114,949)

Other income (expense):
Loss on sale of marketable securities	(18,815)	—
Amortization of discount on notes receivable	—	5,000
Interest expense	(371)	(10,130)
Interest and dividend income	18,205	10,225
Minority interest in net loss of subsidiary	137,936	3,622

Total other income	136,955	8,717

Net loss	$(636,696)	$(1,106,232)

Net loss per share applicable to common stockholders - basic and diluted	$(0.02)	$(0.04)

Weighted average number of common shares - basic and diluted	33,046,811	27,125,226

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended February 28, 2006

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance December 1, 2005	15,000	$150	33,046,811	$330,468	$28,227,833	$(25,881,409)	$(1,261)	$2,675,781
Stock-based compensation for services					103,162			103,162
Net loss						(636,696)		(636,696)
Unrealized gain on marketable securities							3,404	3,404

Balance February 28, 2006	15,000	$150	33,046,811	$330,468	$28,330,995	$(26,518,105)	$2,143	$2,145,651

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Three Months Ended February 28, 2006 and 2005

	2006	2005 As Restated
		(Note 3)
Cash flows from operating activities:
Net loss	$(636,696)	(1,106,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,544	40,000
Amortization of discount on notes receivable	—	(5,000)
Loss on sale of marketable securities	18,815	—
Amortization of bond premium (discount)	2,823	—
Common stock issued for services	—	70,529
Stock-based compensation for services	103,162	527,739
XenoTech deferred income recognized	(533,333)	—
Minority interest in loss of subsidiary	(137,936)	(3,622)
Allowance for bad debts	47,519
Changes in operating assets and liabilities:
Accounts, royalties and interest receivable	(12,274)	(12,379)
Other current assets	(14,064)	(30,928)
Other assets	(4,939)	—
Accounts payable and accrued expenses	109,304	261,333
Other current liabilities	—	9,863
Deferred income	(1,300)	(29,872)
Other liabilities	—	268

Net cash used in operating activities	(1,023,375)	(278,301)

Cash flows from investing activities:
License agreement	(500,000)	—
Purchase of equipment	(5,800)	(1,894)
Principal payments on notes receivable	—	600,000
Proceeds from sale of marketable securities	729,498	—

Net cash provided by investing activities	223,698	598,106

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	3,441,721
Proceeds from exercised warrants	—	200,000

Net cash provided by financing activities	—	3,641,721

Net increase (decrease) in cash and cash equivalents	(799,677)	3,961,526
Cash and cash equivalents, beginning of period	1,515,475	1,311,879

Cash and cash equivalents, end of period	$715,798	$5,273,405

Supplemental disclosure:
Interest paid	$371	$10,130

Non-cash transactions:
Conversion of convertible notes payable into common stock	$—	$30,000

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell Technologies, Inc. and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended November 30, 2005 (the “Form 10-KSB”) previously filed with the SEC. The results of operations for the three month period ended February 28, 2006 are not necessarily indicative of the operating results for the fiscal year ending November 30, 2006.

REVENUE RECOGNITION

The Company’s revenues have been generated primarily from contractual research activities and royalties on the license for the sale of cells through its sale and distribution agreement with XenoTech, LLC (“XenoTech”). Management believes such sources of revenue (a distribution agreement with a new partner, if not XenoTech ) will be part of the Company’s ongoing operations. The Company applies the guidance provided by SEC Staff Accounting Bulletin Topic 13, “Revenue Recognition” (“Topic 13”). Under the provisions of Topic 13, the Company recognizes revenue from commercial and government research agreements as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable and the collection of the contractual amounts is reasonably assured. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. Deferred revenues associated with services expected to be performed within the 12-month period subsequent to the balance sheet date are classified as a current liability. Deferred revenues associated with services expected to be performed at a later date are classified as non-current liabilities.

Prior to December 1, 2004, the Company had recognized revenues under its exclusive distribution agreement with XenoTech based on the minimum royalty amount for each period because it had received a prepayment of a substantial portion of the amount due. XenoTech was required to pay a $2.1 million minimum royalty amount for the prior fiscal year as a condition of its exclusivity. As collection of the contractual amount was no longer reasonably assured and, in accordance with SEC Staff Accounting Bulletin Topic 13, commencing December 1, 2004, the Company began recognizing revenues under the XenoTech agreement based on the agreement’s royalty percentage applied to XenoTech’s actual sales for the period instead of the minimum royalty amount. Such revenues amounted to $11,598 and $40,522 for the three months ended February 28, 2006 and 2005, respectively. On February 1, 2006, the Company terminated the license agreement with XenoTech discussed in Note 7, due to the failure of XenoTech, with due notice, to cure various breaches within the time allotted by the agreement, including the payment of minimum royalties to maintain exclusivity. The Company is currently in discussions with XenoTech regarding a potential new nonexclusive agreement. As a result of this termination and the Company’s current recognition of the initial non-refundable payment of $800,000, over the 7-year term of the agreement, the Company recognized in income the remaining amount of deferred income of $533,333 in the current quarter ended February 28, 2006.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), which is reported on the accompanying condensed consolidated statement of stockholders’ equity as a component of accumulated other comprehensive income (loss), consists of net loss and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States of America, are excluded from net loss. For the Company, comprehensive income (loss) consisted of the net loss adjusted for the unrealized holding gains and losses on the Company’s available-for-sale marketable securities at February 28, 2006.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK-BASED COMPENSATION

Prior to the adoption of SFAS 123R, the Company applied the intrinsic value based method of accounting prescribed by APB 25 and related interpretations, to account for its stock options granted to employees. Under this method, compensation cost was recorded only if the market price of the underlying common stock on the date of grant exceeded the exercise price. SFAS 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic value based method of accounting described above, and adopted only the disclosure requirements of SFAS 123, as amended, which were similar in most respects to SFAS 123R.

The following table illustrates the pro forma effect on the Company’s net loss and net loss per share as if the Company had adopted the fair value based method of accounting for stock-based compensation under SFAS 123 for the three months ended February 28, 2005:

Net loss applicable to common stockholders - as restated and reported	$(1,106,232)
Deduct: stock-based employee compensation expense assuming a fair value based method has been used for all awards	(92,979)

Net loss - pro forma	$(1,199,211)

Basic and diluted net loss per common share - as restated and reported	$(0.04)

Basic and diluted net loss per common share - pro forma	$(0.04)

The fair values of options granted in the three months ended February 28, 2005 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0.0%, expected volatility at 64%, risk-free interest rates of 2.91%, and an expected life of the options of five years.

2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of February 28, 2006, the Company has operating and liquidity concerns and, as a result of recurring losses has incurred an accumulated deficit of $26,518,105. These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be able to successfully acquire the necessary capital to continue its on-going research efforts and bring its products to the commercial market. Management’s plans to acquire future funding include the potential sale of our common and/or preferred stock, the sale of warrants, and sales of its proprietary media, immortalized cells and primary cells to the pharmaceutical industry. Additionally, the Company continues to pursue research projects, government grants and capital investment. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. RESTATEMENT OF FINANCIAL STATEMENTS

In connection with the preparation of the Annual Report on Form 10-KSB of the Company for the fiscal year ended November 30, 2005, the Company’s independent registered public accounting firm brought to the attention of the Company that certain of the Company’s issued and outstanding stock options and warrants issued to consultants and Scientific Advisory Board members were subject to variable accounting treatment under applicable accounting standards, and, accordingly, previously recognized compensation expenses should be reduced in the Company’s previously issued financial statements under the Financial Accounting Standards Board’s Interpretation 44, “Accounting for Certain Transactions involving Stock Compensation-an interpretation of APB Opinion No. 25” (Issue Date 3/00). The Audit Committee of the Board of Directors, as a result, directed management to complete an investigation focused on the Company’s accounting for all stock options and warrants issued during the two years ended November 30, 2005. Upon completion of this investigation, management and the Audit Committee identified certain adjustments that necessitated the restatement of its financial statements for the first three quarters of fiscal 2005, the interim periods of fiscal 2004 and for the fiscal year 2004. These adjustments reflect variable accounting treatment of the affected stock options and warrants for the relevant periods. Under variable option accounting, compensation expense is increased or decreased as a result of changes in the market price of the Company’s common stock. Specifically, the Company accounted for various warrant and stock option grants recording a one-time charge calculated using the Black-Scholes valuation model, when in fact, no charge should have been recognized. The Company also granted warrants and options to consultants and advisory board members and also recognized a one-time charge when these warrants and options should have been subject to variable accounting.

The following table shows the effects of the restatement on the Company’s quarterly results of operations for the three months ended February 28, 2005. The column labeled “Restatement Adjustment” represent the adjustment for compensation expense recorded.

Restated Condensed Consolidated Statement of Operations

For the Quarter Ended February 28, 2005

(Unaudited)

	As Previously Reported February 28, 2005	Restatement Adjustment February 28, 2005	As Restated February 28, 2005
Revenues:	$41,822	$—	$41,822

Operating expenses:
Selling, general and administrative expenses	576,332	424,620	1,000,952
Research and development	115,819	—	115,819
Depreciation and amortizaton	40,000	—	40,000

Total operating expenses	732,151	424,620	1,156,771

Operating loss	(690,329)	(424,620)	(1,114,949)
Other income (expense)	8,717	—	8,717

Net loss	$(681,612)	$(424,620)	$(1,106,232)

Net loss per share applicable to common stockholders - basic and diluted	$(0.02)	$(0.02)	$(0.04)

Weighted average number of common shares outstanding - basic and diluted	27,125,226	27,125,226	27,125,226

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. MARKETABLE SECURITIES

Investments in marketable securities at February 28, 2006 are summarized as follows:

	Cost	Market value	Unrealized Holding Gain (Loss)
Government Agency Bonds	$89,112	$88,832	$(280)
Corporate Bonds	299,214	301,637	2,423

Total	$388,326	$390,469	$2,143

The Company has determined that all of its investment securities are to be classified as available–for-sale. Available-for-sale securities are carried at fair value with the unrealized holding gain (loss) reported in stockholders’ equity under the caption “Accumulated Other Comprehensive Income (Loss)”.

5. COMMON STOCK, STOCK OPTIONS AND LOSS PER SHARE

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first quarter of the first annual reporting period that begins after December 15, 2005. Under SFAS 123R, the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

The Company has adopted SFAS 123R effective December 1, 2005 and has selected the Black-Scholes option pricing method. For grants during the three months ended February 28, 2006, the Company’s weighted average assumptions used in determining fair value under the Black-Scholes model were: dividend yield at 0%, expected volatility raging from 68% to 94%, risk-free interest rate raging from 4.42% to 4.73%, and expected lives ranging from 3.33 to 5 years.

During the three months ended February 28, 2006, the Company granted options to purchase 340,000 shares of common stock at an exercise price of $.56 per share (see Note 8.) The Company recorded a charge of $8,719 to selling, general and administrative expenses during the three months ended February 28, 2006 based on the fair value of these options issued as determined by the Black-Scholes option pricing model. Additionally during the three months ended February 28, 2006, the Company recorded a charge of $73,882 to recognize the expense associated with employee stock options granted in prior periods that had not yet been fully vested (in accordance with SFAS 123R) and an additional charge of $20,561 to recognize the expense associated with options and warrants accounted for using variable accounting treatment (see Note 3.)

Changes during the three months ended February 28, 2006 in stock options outstanding for the Company were as follows:

Options outstanding at November 30, 2005	2,944,600
Granted	340,000

Options outstanding at February 28, 2006	3,284,600

The Company incurred losses for the three months ended February 28, 2006 and 2005. The assumed effects on net loss per share of the exercise of outstanding stock options and warrants and the conversion of convertible notes payable and convertible preferred stock were anti-dilutive and, accordingly, diluted per share amounts equal basic net loss per common share amounts. The total number of common shares potentially issuable upon exercise or conversion excluded from the calculation of diluted loss per share was 19,804,237 and 16,869,968 as of February 28, 2006 and 2005, respectively.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. WARRANTS

On January 24, 2006, the Company issued a warrant to purchase common stock (the “Warrant”) to Trilogy Capital Partners, Inc. (the “Holder”). Pursuant to the Warrant, the Holder is entitled to purchase from the Company up to 1,000,000 shares of the Company’s common stock, at an exercise price per share of $0.59. The Warrant shall expire and shall no longer be exercisable on the earlier of February 1, 2009 or any change of control of the Company. The Company granted piggyback registration rights to the Holder with respect to the Warrant and the shares exercisable thereunder. The Company recorded a charge of $83,807 to selling, general and administrative expenses during the three months ended February 28, 2006 (and will record an additional $83,807 per quarter for the next three quarters) based on the fair value of this Warrant issued as determined by the Black-Scholes option pricing model.

Changes during the three months ended February 28, 2006 in warrants outstanding for the Company were as follows:

Warrants outstanding at November 30, 2005	12,110,546
Granted	1,000,000

Warrants outstanding at February 28, 2006	13,110,546

7. LICENSE AGREEMENTS

On December 1, 2005, the Company entered into a Research Agreement (the “Agreement”) with the Trustees of Columbia University (“Columbia”). Among other things, the Agreement provides for the investigation of a novel anti-apoptosis compound. The research project is designed to determine whether the compound can protect against Retinal Ganglion Cell (RGC) death in acute and chronic in vivo models of optic neuropathy. The research will be conducted in a Columbia laboratory under the direction of Dr. James Tsai, Associate Professor of Ophthalmology. The Company will provide financial support for the research during the two year term of the Agreement in an aggregate amount of at least approximately $310,000, subject to certain adjustments. The Company will also pay Columbia an additional $50,000 in consideration of Columbia’s grant to the Company of an option to enter into an exclusive worldwide license for any invention resulting from the research, subject to certain conditions. Subject to the Company’s option, Columbia will own any invention or research information that results from the research.

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

The agreement, which is for a term equal to the life of the patents licensed, required Multicell to make an initial non-refundable payment of $500,000 to Amarin in January 2006 in addition to a second non-refundable payment of $500,000 in May 2006. The first $500,000 payment has been capitalized in the Company’s balance sheet at February 28, 2006 and is included in license agreements and will be amortized on a straight-line basis over twenty years which is the estimated life of the license agreement. The second payment, to be made in May 2006, will additionally be capitalized in the Company’s balance sheet and amortized on a straight-line basis over the remaining life of the license agreement. In addition, the parties shall have a four-year mutual option to exclusively negotiate with the other with respect to entering into a commercial agreement with respect to certain additional patents owned by Amarin related to the technology licensed to the Company. MultiCell will pay to Amarin (a) a one-time license fee, (b) milestone payments based on time, approval by the Food and Drug Administration of any products developed under the License Agreement, and sales by MultiCell of such products, and (c) royalty payments based on sales by MultiCell of any such products.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. LICENSE AGREEMENTS (continued)

Amarin shall retain ownership of all licensed patent rights under the License Agreement. The License Agreement further includes customary provisions related to, among other things, indemnification, insurance, maintenance of patent rights, confidentiality, and arbitration.

On February 1, 2006, the Company terminated the license agreement with XenoTech discussed in Note 1, due to the failure of XenoTech, with due notice, to cure various breaches within the time allotted by the agreement, including the payment of minimum royalties to maintain exclusivity. The Company is currently in discussions with XenoTech regarding a potential new nonexclusive agreement.

8. EMPLOYMENT AGREEMENT FOR CORPORATE OFFICER

The Company entered into an employment agreement with Gerard A. Wills, effective January 9, 2006, pursuant to which, Mr. Wills was appointed the Company’s new Chief Financial Officer. The employment of Janice DiPietro, Chief Financial Officer of the Company, was terminated effective as of January 9, 2006. Dr. DiPietro has entered into a consulting agreement with the Company.

The Company entered into the Agreement with Mr. Wills pursuant to which, among other things, Mr. Wills will be an “at-will” employee. Mr. Wills will be paid an annual base salary of $230,000 and is eligible to participate in the Company’s discretionary bonus plan based on individual and Company performance. In addition, if (a) Mr. Wills’ employment is terminated for any reason, other than for cause (as defined in the Agreement), and (b) Mr. Wills executes the Company’s form of separation and release agreement, then Mr. Wills will receive severance pay of up to six (6) months of his current base salary, less standard deductions and withholdings after the first year of employment, and on a prorated basis over the first year of the agreement. In addition, Mr. Wills was granted, pursuant to the Company’s 2004 Equity Incentive Plan, an option to purchase 300,000 shares of the Company’s Common Stock at an exercise price per share of $0.56. One-thirty-sixth (1/36th) of the shares subject to any option will vest on a monthly basis from the commencement of employment with the Company and the option shall expire in five years, subject to Mr. Wills’ continued employment with the Company on any such date. The Company recorded a charge of $5,162 to selling, general and administrative expenses during the three months ended February 28, 2006 based on the fair value of these options issued as determined by the Black-Scholes option pricing model. In connection with the hire of Mr. Wills, one of the Company’s directors was paid a recruitment fee of $23,000.

9. SUBSEQUENT EVENTS

On March 10, 2006, the Board of Directors voted to approve the issuance of 350,918 shares of common stock at $0.41 per share (the closing price on that date) to members of the Company’s Board of Directors and to three consultants for services performed during the three months ended February 28, 2006. The total value of these shares was $143,876 and the related expense is included in selling, general and administrative expenses.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

This document contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. It is our intent that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to: the initiation, progress, timing, scope and anticipated date of completion of preclinical research, clinical trials and development of our drug candidates and potential drug candidates by ourselves or our partners, including the dates of initiation; the size or growth of expected markets for our potential drugs; our plans or ability to commercialize drugs, with or without a partner; market acceptance of our potential drugs; increasing losses, costs, expenses and expenditures; hiring plans; the sufficiency of existing resources to fund our operations; expansion of our research and development programs and the scope and size of research and development efforts; our estimates of future financial performance; our estimates regarding anticipated operating losses, capital requirements and our needs for additional financing; expected future sources of revenue and capital; and increasing the number of our employees and recruiting additional key personnel.

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, obtaining regulatory approval, and undertaking production and marketing of our drug candidates; difficulties or delays in patient enrollment for our clinical trials; unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials or preclinical studies are not indicative of future results of clinical trials); activities and decisions of, and market conditions affecting current and future strategic partners; pricing pressures; accurately forecasting operating and clinical trial costs; uncertainties of litigation and other business conditions; our ability to obtain additional financing if necessary; changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target; the uncertainty of protection for our intellectual property or trade secrets, through patents or otherwise; and potential infringement of the intellectual property rights or trade secrets of third parties. In addition such statements are subject to the risks and uncertainties discussed in the “Risk Factors” section of our Form 10-KSB.

Overview

MultiCell Technologies, Inc. was incorporated in Delaware on April 28, 1970 as Exten Ventures, Inc., and subsequently changed its name to Exten Industries, Inc. (“Exten”). Exten acquired MultiCell Associates Inc. in September 2001. An agreement of merger between Exten and MultiCell Associates was entered into on March 20, 2004 whereby MultiCell Associates ceased to exist and all of its assets, property, rights and powers, and debts, were transferred to and vested in Exten as the surviving corporation. Effective April 1, 2004 Exten changed its name to MultiCell Technologies, Inc. (“MultiCell”). MultiCell operates three subsidiaries, MCT Rhode Island Corp., Xenogenics Corporation (“Xenogenics”), and as of September 2005, MultiCell holds approximately 67% of the outstanding shares (on an as if converted basis) of a newly formed subsidiary, MultiCell Immunotherapeutics, Inc. (“MCTI”). As used herein, the “Company” refers to MultiCell, together with MCT Rhode Island Corp., Xenogenics, and MCTI. Our principal offices are at 701 George Washington Highway, Lincoln, RI 02865. Our telephone number is (401) 333-0610.

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

In August 2003, MultiCell signed an exclusive sales, manufacturing and distribution agreement for the use of two of its cell lines by XenoTech, an unrelated party. The agreement, which had a term of seven years, required XenoTech to make an initial non-refundable payment of $800,000 to MultiCell in August 2003. This payment represented consideration for and a guarantee of Nosan’s (XenoTech’s distributor) right of first negotiation for distribution rights for the Asia Pacific Rim, should MultiCell successfully complete the development of its cell lines for the production of proteins, other cellular constituents and or drug-like molecules. Additional consideration under the August 2003 agreement included a $700,000 royalty prepayment. This prepayment was an advance against the minimum royalty payment of $800,000 for the first royalty period, which was 16 months, culminating on November 30, 2004. The subsequent 5 royalty periods will be 12 months and the last royalty period will be 8 months. XenoTech must bear all the costs for its manufacturing and sales activities and make specified minimum periodic royalty payments that total $18 million over the 7 year term of the agreement to maintain distribution exclusivity. The agreement requires XenoTech to make royalty payments to MultiCell of 17.5% of net sales for the direct sale of its cells and 34% of net sales derived from any sublicense agreement. Prior to December 1, 2004, the Company had recognized revenues under the XenoTech agreement based on the minimum royalty amount for each period because it had received a prepayment of a substantial portion of the amount due. XenoTech was required to pay a $2.1 million minimum royalty amount for the prior fiscal year as a condition of its exclusivity. As collection of the contractual amount was no longer reasonably assured and, in accordance with SEC Staff Accounting Bulletin Topic 13, commencing December 1, 2004, the Company began recognizing revenues under the XenoTech agreement based on the agreement’s royalty percentage applied to XenoTech’s actual sales for the period instead of the minimum royalty amount. On February 1, 2006, the Company terminated the agreement with XenoTech due to the failure of XenoTech, with due notice, to cure various breaches within the time allotted by the agreement, including the payment of minimum royalties to maintain exclusivity. The Company is currently in discussions with XenoTech regarding a potential new nonexclusive agreement. As a result of this termination and the Company’s current recognition of the initial non-refundable payment of $800,000, over the 7-year term of the agreement, the Company recognized income for the remaining amount of deferred income of $533,333 in the current quarter ended February 28, 2006.

The Company continues to negotiate with XenoTech, as XenoTech has distribution agreements with numerous companies for a variety of pharmaceutical and laboratory products and also performs contract research for pharmaceutical companies. These services we believe position XenoTech to continue to distribute our cell lines on a non-exclusive basis. They utilize direct sales presentations, telemarketing, and direct mail to promote and sell our cells. Additionally, as XenoTech has a number of respected scientists and have developed compelling efficacy data for our cells, they frequently give presentations at conferences that help develop sales leads.

Regardless of the outcome of our negotiations with Xenotech, we have operated and will continue to operate our business and seek to minimize expenses. Our largest expenses relate to personnel and meeting the legal and reporting requirements of being a public company. By utilizing consultants whenever possible, and asking employees to manage multiple responsibilities, operating costs are minimized. Additionally, a number of employees and our Board of Directors receive Company stock in lieu of cash as all or part of their compensation to help in the effort to minimize monthly cash flow. With our strategic shift in focus on therapeutic programs and technologies, however, we expect our future cash expenditures to increase significantly as we advance our therapeutic programs into clinical trials.

We intend to gradually add scientific and support personnel. We want to add specialists for our key research areas. These strategic additions will help us expand our product offerings leading us to additional revenues and profits. As revenues increase, additional administrative personnel will be necessary to meet the added workload. Other expenses, such as sales and customer service, will increase commensurate with increased revenues. The Company’s current research and development efforts focus on development of future cell line products and redesign of existing products. Due to the ongoing nature of this research, we are unable to ascertain with certainty the total estimated completion dates and costs associated with this research. As with any research efforts, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance the Company’s market position. Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred. For the three months ended February 28, 2006 and 2005, research and development costs were $482,745 and $115,819, respectively. Research and development costs include such costs as salaries, employee benefits, costs determined utilizing the Black-Scholes option-pricing model for options issued to the Scientific Advisory Board, and supplies.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations. The condensed consolidated financial statements and notes thereto herein and the consolidated financial statements and notes thereto in our annual report on Form 10-KSB for the year ended November 30, 2005, contain detailed information that should be referred to in conjunction with this discussion.

Quarter ended February 28, 2006 Compared to the Quarter Ended February 28, 2005

Revenue. Total revenue for the three months ended February 28, 2006 was $546,231, as compared to revenue of $41,822 for the same quarter in the prior fiscal year, an increase of $504,409. In the current quarter ended February 28, 2006, as a result of the termination of the Company’s agreement with Xenotech, the Company recognized income for the remaining amount of deferred income associated with the Xenotech agreement which amounted to $533,333. Additionally, the Company recognized royalty income of $11,598 related to sales of its cell lines by Xenotech as compared to $40,522 in the prior year.

Operating Expenses. Total operating expenses for the three months ended February 28, 2006 were $1,319,882, representing an increase of $163,111, as compared to the same period in the prior fiscal year. This increase results from the Company increasing research and development expenses by $366,926 due to the formation of MultiCell Immunotherapeutics, Inc. (“MCTI”) during September 2005 and the recent in-licensing of drug candidates. Selling, general and administrative expenditures decreased by $199,359. This decrease is primarily due to expenses associated with the granting of options and warrants in the prior year amounting to $533,333 and compared to expenses relating to the granting of options and warrants in the current quarter amounting to $103,162 plus an accrual of $143,876 for shares to be issued after the end of the quarter (see Note 9).

Other income/(expense). Losses on the sale of marketable securities for the three months ended February 28, 2006 were $18,815. There were no losses on the sale of marketable securities in the same quarter in the prior fiscal year as the Company had no marketable securities in the first quarter of the prior year. The Company recognized $5,000 from the amortization of a discount on a note receivable for the three months ended February 28, 2005. This discount was fully amortized at February 28, 2005 and as such there was no comparable amortization expense in the current year. Interest expense decreased $9,759 in the current year as a result of a reduction in the Company’s outstanding debt through payments and conversions of convertible notes and accrued interest into the Company’s common stock. Interest and dividend income for the quarter ended February 28, 2006 was $18,205, as compared to $10,225 in the previous year. This increase is attributable to the Company having available funds to invest in marketable securities.

Net Loss. Net loss for the three months ended February 28, 2006 was $636,696, as compared to a net loss of $1,106,232 for the same period in the prior fiscal year, representing a decrease in the net loss of $469,536. The primary reason for this reduced loss in the current year is due to the recognition of the remaining amount of deferred income associated with the Xenotech agreement which amounted to $533,333.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance of debt or equity instruments. The following is a summary of our key liquidity measures at February 28, 2006 and November 30, 2005:

	Feb. 28, 2006	Nov. 30, 2005
Cash and cash equivalents	$715,798	$1,515,475
Marketable securities	390,469	1,138,201

Total cash and cash equivalents and marketable securities	$1,106,267	$2,653,676

Current assets	$1,238,118	$2,806,708
Current liabilities	719,980	1,144,009

Working capital	$518,138	$1,662,699

We do not believe that our existing funds and existing sources of funds (royalties and grant income) are sufficient to allow the Company to continue as a going concern through November 30, 2006. Additionally, with our strategic shift in focus to therapeutic programs and technologies, we expect our future cash requirements to increase significantly as we advance our therapeutic programs into clinical trials. Until we are successful in raising additional funds, we may have to prioritize our therapeutic programs and delays may be necessary in some of our development programs. As a result, the Company is actively seeking to raise additional funds for its current operations through the sale of our common and/or preferred stock, warrants and /or the issuance of debt. This, we believe may additionally allow us greater flexibility in the development of our products and product candidates, additional liquidity, and the ability to complete strategic mergers and acquisition of product candidates for development.

Cash provided by (used in) operating, investing and financing activities for the three months ended February 28, 2006 and 2005 is as follows:

	Feb. 28, 2006	Feb. 28, 2005 (As Restated)
Operating activities	$(1,023,375)	$(278,301)
Investing activities	223,698	598,106
Financing activities	—	3,641,721

Net increase in cash and cash equivalents	$(799,677)	$3,961,526

Operating Activities

The primary difference between our net loss and our cash used in operating activities is due to non-cash charges included in our net loss for services that are paid through the issuance of common stock, options and warrants ($103,162 in 2006 and $598,268 in 2005.) During the first quarter of 2006, another significant difference between our net loss for the quarter and our cash used in operations was due to the inclusion in income of a non-cash item related to the remaining amount of deferred income associated with the Xenotech agreement which amounted to $533,333. Other non-cash charges included in our net loss include an allowance for bad debts recorded in 2006 ($47,519), depreciation and amortization ($35,544 in 2006 and $40,000 in 2005) and non-cash charges related to minority interest in loss of subsidiary ($137,936 in 2006 and $3,622 in 2005.) Changes in working capital reduced the cash used in operations offsetting the effects of the above mentioned non-cash charges ($76,727 in 2006 and $198,285 in 2005.)

Investing Activities

Net cash provided by investing activities in 2006 related to the sale of marketable securities to fund the operations of the Company which amounted to $729,498. This was offset by an upfront licensing fee cash payment of $500,000 that was capitalized in the Company’s balance sheet and will be amortized on a straight-line basis over twenty years (see Note 7.) In the first quarter of 2005, we generated $600,000 from the collection of a note receivable.

Financing Activities

No cash was generated or used in financing activities in the three months ended February 28, 2006. Net cash provided by financing activities in the three month period ended February 28, 2005 related primarily to a $4,000,000 private placement completed in February 2005 resulting in net proceeds of $3,441,721, in exchange for the issuance of 5,333,333 shares of common stock and related warrants. This transaction substantially improved the Company’s liquidity position at that time.

Through February 28, 2006, a significant portion of our financing has been provided through private placements of preferred and common stock and the exercise of stock options and warrants. We have in the past increased, and plan to increase further, our operating expenses in order to fund higher levels of product development, undertake and complete the regulatory approval process, and increase our administrative resources in anticipation of future growth. In addition, acquisitions such as MCTI increase operating expenses and therefore negatively impact, in the short term, the liquidity position of the Company. We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional equity securities, debt financing and/or the sale or licensing of our technologies. We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures. We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund expansion, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

As described in Note 3 to our Condensed Consolidated Financial Statements, in the preparation of the Company’s Annual Report on Form 10-KSB, management identified errors in connection with the Company’s accounting for stock options and warrants issued to consultants and Scientific Advisory Board members during fiscal years 2004 and 2005. The errors in recording these costs resulted in the restatement of the Company’s financial statements for the year ended November 30, 2004 and for the nine months ended August 31, 2005.

The Company’s Chief Executive Officer and former Chief Financial Officer had previously concluded that our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), were effective. However, in connection with the restatement of our financial statements, as described above, we performed an evaluation, under the supervision of our Chief Executive Office and our current Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon such evaluation, these officers concluded that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below. Notwithstanding the existence of this material weakness, our management, including our Chief Executive Officer and our current Chief Financial Officer, believes that the consolidated financial statements included in this quarterly report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of the annual reporting period ended November 30, 2005, the Company did not maintain effective controls over Company’s accounting for stock options and warrants. Specifically, the Company’s accounted for various warrant and stock option grants recording a one-time charge calculated using the Black-Scholes valuation model, when in fact, no charge should have been recognized. The Company also granted warrants and options to consultants and advisory board members and also recognized a one-time charge when these warrants and options should have been subject to variable accounting. This control deficiency resulted in the restatement of the Company’s previously issued interim financial statements for the first three quarters of fiscal 2005, the interim periods of fiscal 2004 and for the fiscal year 2004. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control Over Financial Reporting

The Audit Committee of our Board of Directors conducted an investigation of the accounting errors. As a result of this investigation, under the direction of our Audit Committee, management developed and implemented additional measures designed to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported accurately. These measures include:

•	the addition of a full time Chief Financial Officer to our management team during the first quarter of fiscal 2006; and

•	a detailed review of all equity transactions recorded during the two year period ended November 30, 2005 and during the three months ended February 28, 2006 to determine the proper financial statement treatment.

We believe that, with the additional measures adopted by the Company since January 2006, our system of internal controls and our disclosure controls and procedures will be adequate to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and accurately reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). We cannot yet be certain that our remediation efforts will sufficiently cure our identified material weakness. Furthermore, we have not tested the operating effectiveness of the remediated controls as of February 28, 2006. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.

Other than as noted above, there have been no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the three months ended February 28, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(B) Changes in Internal Control Over Financial Reporting

Other than as noted above, there have been no changes in our internal control over financial reporting or in other factors during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or could be reasonably likely to materially affect, our internal control over financial reporting during the three months ended February 28, 2006.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

NONE.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 1, 2006, the Company issued a Warrant to Purchase Common Stock (the “Warrant”) to Trilogy Capital Partners, Inc. (the “Holder”). Pursuant to the Warrant, the Holder is entitled to purchase from the Company up to 1,000,000 shares of the Company’s Common Stock, at an exercise price per share of $0.59. The Warrant shall expire and shall no longer be exercisable on the earlier of February 1, 2009 or any change of control of the Company. The Company granted piggyback registration rights to the Holder with respect to the Warrant and the shares exercisable thereunder. The Warrant issuance was exempt from registration by virtue of Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

Item 5.	OTHER INFORMATION

NONE

Item 6.	EXHIBITS:

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1(1)	Certificate of Incorporation, as filed on April 28, 1970.

3.2(1)	Certificate of Amendment, as filed on October 27, 1986.

3.3(1)	Certificate of Amendment, as filed on August 24, 1989.

3.4(1)	Certificate of Amendment, as filed on July 31, 1991.

3.5(1)	Certificate of Amendment, as filed August 14, 1991.

3.6(1)	Certificate of Amendment, as filed on June 13, 2000.

3.7(2)	Certificate of Amendment, as filed May 18, 2005.

3.8(8)	Certificate of Correction, as filed June 2, 2005.

3.9(2)	Bylaws, as amended May 18, 2005.

4.1(1)	Specimen Stock Certificate.

4.2(7)	Certificate of Designations of Preferences and Rights of Series I Convertible Preferred Stock, as filed on July 13, 2004.

4.3(4)	Standstill Agreement, dated as of February 11, 2005, between the Registrant and Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Mercator Advisory Group, LLC, Monarch Pointe Fund, LTD, Telstar Limited, Search Capital, Golden Mist Limited, Pentagon Special Purpose Fund, LTD, Anthony Capozza, Steve Capozza, mark Elliot Schlanger, Asset Mangers International, LTD.

4.4(4)	Registration Rights Agreement dated as of February 11, 2005, between the Registrant Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Mercator Advisory Group, LLC, Monarch Pointe Fund, LTD, Telstar Limited, Search Capital, Golden Mist Limited, Telstar Limited, Pentagon Special Purpose Fund, LTD, Anthony Capozza, Steve Capozza, Mark Elliot Schlanger, Asset Mangers International, LTD.

4.5(3)	Warrant to Purchase Common Stock dated as of August 1, 2005, granted to Anthony J. Cataldo.

4.6(3)	Warrant to Purchase Common Stock dated as of August 1, 2005, granted to Capstone Investments.

4.7(5)	Warrant to Purchase Common Stock dated September 7, 2005 issued by MultiCell Technologies, Inc. to Mixture Sciences, Inc.

4.7(6)	Form of Warrant to Purchase Common Stock dated February 1, 2006 issued by the Company to Trilogy Capital Partners, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302.

31.2	Certification of Chief Financial Officer Pursuant to Section 302.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to exhibits to our Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed on May 6, 2005 (File No. 333-118170).

(2)	Incorporated by reference to exhibits to our Current Report on Form 8-K filed on May 18, 2005.

(3)	Incorporated by reference to exhibits to our Amendment No. 1 to our Registration Statement on Form SB-2 filed on September 27, 2005 (File No. 333-124873).

(4)	Incorporated by reference to exhibits to our Annual Report on Form 10-KSB for the year ended November 30, 2004.

(5)	Incorporated by reference to exhibits to our Current Report on Form 8-K filed on September 8, 2005.

(6)	Incorporated by reference to exhibits to our Current Report on Form 8-K filed on February 3, 2006.

(7)	Incorporated by reference to exhibits to our Registration Statement on Form SB-2 filed on August 12, 2004. (File No. 333-118170).

(8)	Incorporated by reference to exhibits to our Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed on September 2, 2005. (File No. 333-124873)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTICELL TECHNOLOGIES, INC.

April 14, 2006	By:	/s/ W. Gerald Newmin
W. Gerald Newmin Chief Executive Officer, and Co-Chairman

April 14, 2006	By:	/s/ Gerard A. Wills
Gerard A. Wills Chief Financial Officer