Form 10QSB
period 2006-05-31
MultiCell Technologies, Inc.
filed 2006-07-17
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the quarterly period ended May 31, 2006.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

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

Transitional Small Business Disclosure Format  Yes ☐    No ☒

As of July 14, 2006, the issuer had 36,357,537 shares of Common Stock, $.01 par value, outstanding.

PART I FINANCIAL INFORMATION

Item 1:	Financial Statements

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	May 31, 2006	November 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$26,380	$1,515,475
Marketable securities	—	1,138,201
Interest and dividends receivable	—	18,235
Accounts, royalties and grant receivable	36,023	71,764
Other current assets	101,194	63,033

Total current assets	163,597	2,806,708
Equipment and improvements, net	152,717	151,524
License agreements, net of accumulated amortization of $2,200,551 and $2,183,393	732,842	250,000
Intangible assets, net of accumulated amortization of $51,774 and $17,258	1,233,945	1,268,461
Other assets	81,391	30,952

Total assets	$2,364,492	$4,507,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$754,850	$605,476
Current portion of deferred income	5,200	538,533

Total current liabilities	760,050	1,144,009
Deferred income, net of current portion	54,600	57,200

Total liabilities	814,650	1,201,209

Minority interest	324,671	630,655

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value: 2,000,000 shares authorized, 12,200 and 15,000 designated as Series I Convertible Preferred issued and outstanding, liquidation value of $1,220,000 and $1,500,000	121	150
Common stock, $.01 par value: 200,000,000 shares authorized, 36,357,537 and 33,046,811 shares issued and outstanding	363,575	330,468
Additional paid-in capital	28,579,784	28,227,833
Accumulated deficit	(27,718,309)	(25,881,409)
Accumulated other comprehensive income (loss)	—	(1,261)

Total stockholders’ equity	1,225,171	2,675,781

Total liabilities and stockholders’ equity	$2,364,492	$4,507,645

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended May 31, 2006 and 2005

	2006	2005 As Restated
		(Note 3 )
Revenue	$26,775	$39,693

Operating expenses:
Selling, general and administrative expenses	1,054,899	826,428
Research and development	303,479	236,031
Depreciation and amortization	36,185	39,506

Total operating expenses	1,394,563	1,101,965

Operating loss	(1,367,788)	(1,062,272)

Other income (expense):
Gain on sale of property		132,169
Loss on sale of marketable securities	(3,336)	—
Loss on abandonment of leasehold improvements	—	(14,286)
Interest expense	(1,823)	(10,275)
Interest and dividend income	4,695	32,238
Minority interest in net loss of subsidiary	168,048	9,284

Total other income	167,584	149,130

Net loss	$(1,200,204)	$(913,142)

Net loss per share applicable to common stockholders - basic and diluted	$(0.03)	$(0.03)

Weighted average number of common shares - basic and diluted	34,345,999	31,562,858

See accompanying notes to consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Six Months Ended May 31, 2006 and 2005

	2006	2005 As Restated
		(Note 3 )
Revenue	$573,006	$81,515

Operating expenses:
Selling, general and administrative expenses	1,856,492	1,827,380
Research and development	786,224	351,850
Depreciation and amortization	71,729	79,506

Total operating expenses	2,714,445	2,258,736

Operating loss	(2,141,439)	(2,177,221)

Other income (expense):
Gain on sale of property		132,169
Loss on sale of marketable securities	(22,151)	—
Loss on abandonment of leasehold improvements	—	(14,286)
Amortization of discount on notes receivable	—	5,000
Interest expense	(2,194)	(20,405)
Interest and dividend income	22,900	42,463
Minority interest in net loss of subsidiary	305,984	12,906

Total other income	304,539	157,847

Net loss	$(1,836,900)	$(2,019,374)

Net loss per share applicable to common stockholders - basic and diluted	$(0.05)	$(0.07)

Weighted average number of common shares - basic and diluted	33,703,543	29,368,424

See accompanying notes to consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Six Months Ended May 31, 2006

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, Dec. 1, 2005	15,000	$150	33,046,811	$330,468	$28,227,833	$(25,881,409)	$(1,261)	$2,675,781
Stock-based compensation for services					101,660			101,660
Common stock issued for services			738,399	7,384	275,985			283,369
Common stock issued in conjunction with equity line			1,572,327	15,723	(15,723)			-
Conversion of preferred stock into common	(2,800)	(29)	1,000,000	10,000	(9,971)			-
Net loss						(1,836,900)		(1,836,900)
Unrealized gain on marketable securities							1,261	1,261

Balance, May 31, 2006	12,200	$121	36,357,537	$363,575	$28,579,784	$(27,718,309)	$—	$1,225,171

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended May 31, 2006 and 2005

	2006	2005 As Restated
		(Note 3)
Cash flows from operating activities:
Net loss	$(1,836,900)	$(2,019,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71,729	79,506
Amortization of discount on notes receivable	—	(5,000)
Loss on sale of marketable securities	22,151	—
Amortization of bond premium (discount)	2,823	—
Common stock issued for services	283,369	70,530
Stock-based compensation for services	101,660	574,317
XenoTech deferred income recognized	(533,333)	—
Minority interest in loss of subsidiary	(305,984)	(12,906)
Allowance for bad debts	47,519	—
Loss on abandonment of leasehold improvements	—	14,286
Gain on sale of property	—	(132,169)
Changes in operating assets and liabilities:
Accounts, royalties and interest receivable	6,457	16,106
Other current assets	(38,161)	(114,050)
Other assets	(4,939)	(21,749)
Accounts payable and accrued expenses	149,374	337,490
Other current liabilities	—	19,945
Deferred income	(2,600)	(59,743)
Other liabilities	—	267

Net cash used in operating activities	(2,036,835)	(1,252,544)

Cash flows from investing activities:
License agreement	(500,000)	—
Purchase of equipment	(21,248)	(19,015)
Proceeds from sale of property	—	2,500
Principal payments on notes receivable	—	600,000
Proceeds from sale (purchase) of marketable securities	1,114,488	(1,503,025)

Net cash provided by (used in) investing activities	593,240	(919,540)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	3,441,721
Proceeds from exercised warrants	—	350,000
Deferred financing costs	(45,500)	—

Net cash provided by (used in) financing activities	(45,500)	3,791,721

Net increase (decrease) in cash and cash equivalents	(1,489,095)	1,619,637
Cash and cash equivalents, beginning of period	1,515,475	1,311,879

Cash and cash equivalents, end of period	$26,380	$2,931,516

Supplemental disclosure:
Interest paid	$2,194	$20,405

Non-cash transactions:
Conversion of convertible notes payable into common stock	$—	$30,000

Accrued real estate taxes assumed by buyer in sale of real estate	$—	$174,084

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell Technologies, Inc. and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended November 30, 2005 (the “Form 10-KSB”) previously filed with the SEC. The results of operations for the three and six month periods ended May 31, 2006 are not necessarily indicative of the operating results for the fiscal year ending November 30, 2006.

REVENUE RECOGNITION

The Company’s revenues have been generated primarily from contractual research activities and royalties on the license for the sale of cells through its sale and distribution agreement with XenoTech, LLC (“XenoTech”). Management believes such sources of revenue (a distribution agreement with a new partner) will be part of the Company’s ongoing operations. The Company applies the guidance provided by SEC Staff Accounting Bulletin Topic 13, “Revenue Recognition” (“Topic 13”). Under the provisions of Topic 13, the Company recognizes revenue from commercial and government research agreements as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable and the collection of the contractual amounts is reasonably assured. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. Deferred revenues associated with services expected to be performed within the 12 - month period subsequent to the balance sheet date are classified as a current liability. Deferred revenues associated with services expected to be performed at a later date are classified as non-current liabilities.

Prior to December 1, 2004, the Company had recognized revenues under its exclusive distribution agreement with XenoTech based on the minimum royalty amount for each period because it had received a prepayment of a substantial portion of the amount due. XenoTech was required to pay a $2.1 million minimum royalty amount for the current fiscal year as a condition of its exclusivity. As collection of the contractual amount was no longer reasonably assured and, in accordance with SEC Staff Accounting Bulletin Topic 13, commencing December 1, 2004, the Company began recognizing revenues under the XenoTech agreement based on the agreement’s royalty percentage applied to XenoTech’s actual sales for the period instead of the minimum royalty amount. Such revenues amounted to $25,474 and $37,072 for the three and six months ended May 31, 2006 and $8,791 and $20,742 for the three and six months ended May 31, 2005, respectively. On February 1, 2006, the Company terminated the license agreement with XenoTech discussed in Note 7, due to the failure of XenoTech, with due notice, to cure various breaches within the time allotted by the agreement, including the payment of minimum royalties to maintain exclusivity. As a result of this termination and the Company’s current recognition of the initial non-refundable payment of $800,000, over the 7-year term of the agreement, the Company recognized in income the remaining amount of deferred income of $533,333 in the quarter ended February 28, 2006.

COMPREHENSIVE INCOME ( LOSS)

Comprehensive income (loss), which is reported on the accompanying condensed consolidated statement of stockholders’ equity as a component of accumulated other comprehensive income (loss), consists of net loss and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States of America, are excluded from net loss. For the Company, comprehensive income (loss) consisted of the net loss adjusted for the unrealized holding gains and losses on the Company’s available-for-sale marketable securities during the six months ended May 31, 2006.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises SFAS No. 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), which provided for the use of the intrinsic value method of accounting for employee stock options. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first quarter of the first annual reporting period that begins after December 15, 2005. Under SFAS 123R, the use of the intrinsic value method and the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

The Company has adopted the provisions of SFAS 123R effective December 1, 2005 and has selected the Black-Scholes method of valuation for share-based compensation. The Company has adopted the modified prospective transition method which does not require restatement of prior periods. Instead, it requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. The charge is being recognized in research and development and selling, general and administrative expenses over the remaining service period after the adoption date based upon the original estimate of fair value of the options as of the grant date.

2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of May 31, 2006, the Company has operating and liquidity concerns and, as a result of recurring losses has incurred an accumulated deficit of $27,718,309. These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be able to successfully obtain the necessary capital to continue its on-going research efforts and bring its products to the commercial market. Management’s plans to acquire future funding include the potential sale of our common and/or preferred stock, the sale of warrants, and sales of its proprietary media, immortalized cells and primary cells to the pharmaceutical industry. Additionally, the Company continues to pursue research projects, government grants and capital investment. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

On May 3, 2006, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”). Pursuant to the terms of the Purchase Agreement, Fusion Capital has agreed to purchase from MultiCell up to $25 million of its common stock. Subject to earlier termination at MultiCell’s discretion, this purchase by Fusion Capital will occur over a 25 month period after the SEC has declared effective a registration statement covering these shares.

Pursuant to the terms of a Registration Rights Agreement, dated as of May 3, 2006, MultiCell agreed to file a registration statement (the “Registration Statement”) with the SEC covering the shares which are issued or may be issued to Fusion Capital under the Purchase Agreement. The Registration Statement was filed on June 9, 2006 and has not yet been declared effective. The Company does not have access to any funds under this Purchase Agreement until the registration statement covering these shares is declared effective by the SEC. Once the Registration Statement has been declared effective, throughout each month during the term of the Purchase Agreement, MultiCell has the right to sell to Fusion Capital up to $1 million of its common stock at a price based upon the market price of MultiCell’s common stock on the date of each sale, without any fixed discount to the market price. MultiCell has the right to control the timing and the amount of stock sold to Fusion Capital, and under certain conditions, may increase or decrease that amount. MultiCell also has the right to terminate the agreement at any time without any cost. Fusion Capital does not have the right or the obligation to purchase shares of MultiCell’s common stock in the event that the price of the Company’s common stock is less than $0.10 per share.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. GOING CONCERN (continued)

On July 14, 2006, the Company completed a private placement of Series B convertible preferred stock. A total of 17,000 Series B shares were sold to accredited investors at a price of $100 per share for gross proceeds of $1.7 million. The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Conversion Price.”) The Conversion Price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the Conversion Price is subject to weighted average anti-dilution adjustments in the event the Company sells Common Stock or other securities convertible into or exercisable for Common Stock at a per share price, exercise price or conversion price lower than the Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options.) The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion. The holders of Series B Preferred Stock shall not have the right to vote on shareholder matters; provided, however, consent or vote of holders of a majority of the issued and outstanding Series B Preferred Stock (voting together as a separate class) shall be required for certain significant transactions. In addition, the purchasers also received warrants to acquire up to 10,500,000 shares of the Company’s common stock at an exercise price of $0.35 per share. The warrants have a term of five years and expire on July 12, 2011. In the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding share of Series B preferred stock shall be entitled to be paid second in priority to the Series I preferred stock holders out of the assets of the Company available for distribution to stockholders, an amount equal to $100 per share of Series B convertible preferred stock held. After such payment has been made in full, such holders of Series B convertible preferred stock shall be entitled to no further participation in the distribution of the assets of the Company.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. RESTATEMENT OF FINANCIAL STATEMENTS (continued)

The following tables show the effects of the restatement on the Company’s quarterly results of operations for the three and six months ended May 31, 2005. The column labeled “Restatement Adjustment” represents the adjustment for compensation expense recorded.

Restated Consolidated Statement of Operations

For the Three Months Ended May 31, 2005

(Unaudited)

	As Previously Reported May 31, 2005	Restatement Adjustment May 31, 2005		As restated May 31, 2005
Revenues	$39,693	$		$39,693

Operating expenses:
Selling, general and administrative expenses	1,032,636		(206,208)	826,428
Research and development	236,031			236,031
Depreciation and amortizaton	39,506			39,506

Total operating expenses	1,308,173		(206,208)	1,101,965

Operating loss	(1,268,480)		206,208	(1,062,272)
Other income (expense)	149,130			149,130

Net loss	(1,119,350)		206,208	(913,142)

Net loss per share applicable to common stockholders - basic and diluted	$(0.04)		$0.01	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	31,562,858		31,562,858	31,562,858

Restated Consolidated Statement of Operations

For the Six Months Ended May 31, 2005

(Unaudited)

	As Previously Reported May 31, 2005	Restatement Adjustment May 31, 2005		As restated May 31, 2005
Revenues	$81,515	$		$81,515

Operating expenses:
Selling, general and administrative expenses	1,608,968		218,412	1,827,380
Research and development	351,850			351,850
Depreciation and amortizaton	79,506			79,506

Total operating expenses	2,040,324		218,412	2,258,736

Operating loss	(1,958,809)		(218,412)	(2,177,221)
Other income (expense)	157,847			157,847

Net loss	(1,800,962)		(218,412)	(2,019,374)

Net loss per share applicable to common stockholders - basic and diluted	$(0.06)		$(0.01)	$(0.07)

Weighted average number of common shares outstanding - basic and diluted	29,368,424		29,368,424	29,368,424

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. COMMON STOCK, STOCK OPTIONS AND LOSS PER SHARE

On May 3, 2006, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”). Pursuant to the terms of the Purchase Agreement, Fusion Capital has agreed to purchase from MultiCell up to $25 million of its common stock. Subject to earlier termination at MultiCell’s discretion, this purchase by Fusion Capital will occur over a 25 month period after the SEC has declared effective a registration statement covering these shares.

Pursuant to the terms of a Registration Rights Agreement, dated as of May 3, 2006, MultiCell agreed to file a registration statement (the “Registration Statement”) with the SEC covering the shares which are issued or may be issued to Fusion Capital under the Purchase Agreement. The Registration Statement was filed on June 9, 2006 and has not yet been declared effective. The Company does not have access to any funds under this Purchase Agreement until the registration statement covering these shares is declared effective by the SEC. Once the Registration Statement has been declared effective, throughout each month during the term of the Purchase Agreement, MultiCell has the right to sell to Fusion Capital up to $1 million of its common stock at a price based upon the market price of MultiCell’s common stock on the date of each sale, without any fixed discount to the market price. MultiCell has the right to control the timing and the amount of stock sold to Fusion Capital, and under certain conditions, may increase or decrease that amount. MultiCell also has the right to terminate the agreement at any time without any cost. Fusion Capital does not have the right or the obligation to purchase shares of MultiCell’s common stock in the event that the price of the Company’s common stock is less than $0.10 per share.

As consideration for entering into the transaction, upon execution of the Purchase Agreement, MultiCell issued to Fusion Capital 1,572,327 shares of its common stock and warrants (the “Warrants”) to purchase an additional 1,572,327 shares of its common stock. These shares and warrants are issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Warrants are immediately exercisable and shall expire at 12:00 midnight, Chicago time, on May 3, 2011. The Warrants have an exercise price of $0.01 per share, subject to certain adjustments.

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

On May 23, 2006, the Board of Directors voted to approve the issuance of 387,481 shares of common stock at $0.36 per share (the closing price on that date) to members of the Company’s Board of Directors and to four consultants for services performed during the three months ended May 31, 2006. The total value of these shares was $139,493 and the related expense is included in selling, general and administrative expenses.

On March 29, 2006, the Company’s preferred stockholders converted 1,250 preferred shares into 446,429 shares of common stock at a conversion price of $0.28 per share. On May 3, 2006, the Company’s preferred stockholders converted 1,550 preferred shares into 553,571 shares of common stock at a conversion price of $0.28 per share. As of May 31, 2006, the Company had reserved 4,880,000 shares of common stock for issuance upon conversion of the remaining 12,200 outstanding shares of preferred stock.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises SFAS No. 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), which provided for the use of the intrinsic value method of accounting for employee stock options. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first quarter of the first annual reporting period that begins after December 15, 2005. Under SFAS 123R, the use of the intrinsic value method and the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. COMMON STOCK, STOCK OPTIONS AND LOSS PER SHARE (continued)

The Company has adopted the provisions of SFAS 123R effective December 1, 2005 and has selected the Black-Scholes method of valuation for share-based compensation. The Company has adopted the modified prospective transition method which does not require restatement of prior periods. Instead, it requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. The charge is being recognized in research and development and selling, general and administrative expenses over the remaining service period after the adoption date based upon the original estimate of fair value of the options as of the grant date.

Information with respect to stock activity for the Company’s plans for the six months ended May 31, 2006 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 1, 2005	2,944,600	$1.14
Grants	340,000	0.56
Cancellations	(50,000)	1.30

Outstanding at May 31, 2006	3,234,600	$1.08	3.05	$3,000

Exercisable at May 31, 2006	1,781,878	$1.00	2.40	$2,917

For grants during the six months ended May 31, 2006 (there were no grants in the quarter ended May 31, 2006), the Company’s weighted average assumptions used in determining fair value under the Black-Scholes model for expected volatility, dividends, expected term until exercise, and risk-free interest rate were 68% to 94%; 0%; 3.33 to 5 years; and 4.42% to 4.73%, respectively. Expected volatility is based on the historical volatility of the Company’s common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. In addition, under SFAS 123R, fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. The Company’s estimate of forfeiture rates requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, such resulting adjustment will be recorded in the period estimates are revised. The weighted average grant date fair value of options granted during both the three and six months ended May 31, 2006 was $0.41.

In the three and six months ended May 31, 2006, the Company recorded share-based compensation for options and warrants of a credit of $1,502 (no effect per share) and $101,661 (no effect per share), respectively, which is included in the Company’s net loss for each period. As of May 31, 2006, unamortized stock-based compensation expenses of $579,273 remain to be recognized over a weighted-average period of 2.12 years.

Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB 25 and related interpretations, to account for its stock options granted to employees. Under this method, compensation cost was recorded only if the market price of the underlying common stock on the date of grant exceeded the exercise price. SFAS 123 established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123, as amended, which were similar in most respects to SFAS 123R.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. COMMON STOCK, STOCK OPTIONS AND LOSS PER SHARE (continued)

The following table illustrates the pro forma effect on the Company’s net loss and net loss per share as if the Company had adopted the fair value-based method of accounting for stock-based compensation under SFAS 123 for the three and six months ended May 31, 2005:

	Three Months Ended May 31, 2005	Six Months Ended May 31, 2005
Net loss applicable to common stockholders - as restated and reported	$(913,142)	$(2,019,374)
Deduct: stock-based employee compensation expense assuming a fair value based method has been used for all awards	(18,596)	(37,191)

Net loss - pro forma	$(931,738)	$(2,056,565)

Basic and diluted net loss per common share - as restated and reported	$(0.03)	$(0.07)

Basic and diluted net loss per common share - pro forma	$(0.03)	$(0.07)

The fair values of options granted in the three and six months ended May 31, 2005 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rates of 1.34% to 2.91%, dividend yield of 0.0%, volatility factors of the expected market price of the Company’s common stock ranging from 59% to 97%, and an expected life of the options of five years.

The Company incurred losses for the three and six months ended May 31, 2006 and 2005. The assumed effects on net loss per share of the exercise of outstanding stock options and warrants and the conversion of convertible notes payable and convertible preferred stock were anti-dilutive and, accordingly, diluted per share amounts equal basic net loss per common share amounts. The total number of common shares potentially issuable upon exercise or conversion excluded from the calculation of diluted loss per share was 22,435,992 and 16,720,050 as of May 31, 2006 and 2005, respectively.

5. WARRANTS

On January 24, 2006, the Company issued a warrant to purchase common stock (the “Warrant”) to Trilogy Capital Partners, Inc. (the “Holder”). Pursuant to the Warrant, the Holder is entitled to purchase from the Company up to 1,000,000 shares of the Company’s common stock, at an exercise price per share of $0.59. The Warrant shall expire and shall no longer be exercisable on the earlier of February 1, 2009 or any change of control of the Company. The Company granted piggyback registration rights to the Holder with respect to the Warrant and the shares exercisable thereunder. The Company recorded charges of $83,807 and $167,614 to selling, general and administrative expenses during the three and six months ended May 31, 2006, respectively (and will record an additional $83,807 per quarter for the next two quarters), based on the fair value of this Warrant issued as determined by the Black-Scholes option pricing model.

On May 3, 2006, as consideration for entering into a Common Stock Purchase Agreement (see Note 4), the Company issued to Fusion Capital a warrant to purchase 1,572,327 shares of its common stock. The Warrants are immediately exercisable and shall expire and no longer be exercisable at 12:00 midnight, Chicago time, on May 3, 2011. The Warrants have an exercise price of $0.01 per share, subject to certain adjustments. The Warrants had a fair value of $537,960 as determined by the Black-Scholes option pricing model.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Changes during the six months ended May 31, 2006 in warrants outstanding for the Company were as follows:

Warrants outstanding at November 30, 2005	12,110,546
Granted	2,572,327

Warrants outstanding at May 31, 2006	14,682,873

6. LICENSE AGREEMENTS

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

The agreement, which is for a term equal to the life of the patents licensed, required Multicell to make an initial non-refundable payment of $500,000 to Amarin in January 2006 in addition to a second non-refundable payment of $500,000 in May 2006. The first $500,000 payment has been capitalized in the Company’s balance sheet at May 31, 2006 and is included in license agreements and will be amortized on a straight-line basis over twenty years which is the estimated life of the license agreement. The second payment, which was originally to be made in May 2006 (see letter of agreement below adjusting the timing of this payment), will additionally be capitalized in the Company’s balance sheet and amortized on a straight-line basis over the remaining life of the license agreement. In addition, the parties shall have a four-year mutual option to exclusively negotiate with the other with respect to entering into a commercial agreement with respect to certain additional patents owned by Amarin related to the technology licensed to the Company. MultiCell will pay to Amarin (a) a one-time license fee, (b) milestone payments based on time, approval by the Food and Drug Administration of any products developed under the License Agreement, and sales by MultiCell of such products, and (c) royalty payments based on sales by MultiCell of any such products.

Amarin shall retain ownership of all licensed patent rights under the License Agreement. The License Agreement further includes customary provisions related to, among other things, indemnification, insurance, maintenance of patent rights, confidentiality, and arbitration.

On June 28, 2006, the Company entered into a letter agreement with Amarin amending the timing of the second license payment to be made to Amarin as outlined in the original License Agreement. In that letter agreement, the parties agreed to extend the deadline for the Company to make its second licensing payment which was to be made in May 2006. Under the terms of the agreement, the original second payment due to Amarin will be split into three payments. The first payment will be due 10 days after the closing of a financing for the Company (closed on July 14, 2006), the second payment within 30 days of the Company’s registration statement for an equity line being declared effective by the SEC and the final payment will be due October 31, 2006.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. LICENSE AGREEMENTS (continued)

On February 1, 2006, the Company terminated the license agreement with XenoTech discussed in Note 1, due to the failure of XenoTech, with due notice, to cure various breaches within the time allotted by the license agreement, including the payment of minimum royalties to maintain exclusivity.

7. EMPLOYMENT AGREEMENT FOR CORPORATE OFFICER

The Company entered into an employment agreement with Gerard A. Wills, effective January 9, 2006, pursuant to which, Mr. Wills was appointed the Company’s new Chief Financial Officer. The employment of Janice DiPietro, Chief Financial Officer of the Company, was terminated effective as of January 9, 2006. Dr. DiPietro has entered into a consulting agreement with the Company.

The Company entered into the Agreement with Mr. Wills pursuant to which, among other things, Mr. Wills will be an “at-will” employee. Mr. Wills will be paid an annual base salary of $230,000 and is eligible to participate in the Company’s discretionary bonus plan based on individual and Company performance. In addition, if (a) Mr. Wills’ employment is terminated for any reason, other than for cause (as defined in the Agreement), and (b) Mr. Wills executes the Company’s form of separation and release agreement, then Mr. Wills will receive severance pay of up to six (6) months of his current base salary, less standard deductions and withholdings after the first year of employment, and on a prorated basis over the first year of the agreement. In addition, Mr. Wills was granted, pursuant to the Company’s 2004 Equity Incentive Plan, an option to purchase 300,000 shares of the Company’s Common Stock at an exercise price per share of $0.56. One-thirty-sixth (1/36th) of the shares subject to any option will vest on a monthly basis from the commencement of employment with the Company and the option shall expire in five years, subject to Mr. Wills’ continued employment with the Company on any such date. The Company recorded a charge of $5,162 to selling, general and administrative expenses during the six months ended May 31, 2006 based on the fair value of these options issued as determined by the Black-Scholes option pricing model. In connection with the hire of Mr. Wills, one of the Company’s directors was paid a recruitment fee of $23,000.

8. SUBSEQUENT EVENTS

On June 28, 2006, the Company entered into a letter agreement with Amarin amending the timing of the second license payment to be made to Amarin as outlined in the original License Agreement. In that letter agreement, the parties agreed to extend the deadline for the Company to make its second licensing payment which was to be made in May 2006. Under the terms of the agreement, the original second payment due to Amarin will be split into three payments. The first payment will be due 10 days after the closing of a financing for the Company (closed on July 14, 2006), the second payment within 30 days of the Company’s registration statement for an equity line being declared effective by the SEC and the final payment will be due October 31, 2006.

On July 14, 2006, the Company completed a private placement of Series B convertible preferred stock. A total of 17,000 Series B shares were sold to accredited investors at a price of $100 per share for gross proceeds of $1.7 million. The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Conversion Price.”) The Conversion Price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the Conversion Price is subject to weighted average anti-dilution adjustments in the event the Company sells Common Stock or other securities convertible into or exercisable for Common Stock at a per share price, exercise price or conversion price lower than the Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options.) The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion. The holders of Series B Preferred Stock shall not have the right to vote on shareholder matters; provided, however, consent or vote of holders of a majority of the issued and outstanding Series B Preferred Stock (voting together as a separate class) shall be required for certain significant transactions. In addition, the purchasers also received warrants to acquire up to 10,500,000 shares of the Company’s common stock at an exercise price of $0.35 per share. The warrants have a term of five years and expire on July 12, 2011. In the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding share of Series B preferred stock shall be entitled to be paid second in priority to the Series I preferred stock holders out of the assets of the Company available for distribution to stockholders, an amount equal to $100 per share of Series B convertible preferred stock held. After such payment has been made in full, such holders of Series B convertible preferred stock shall be entitled to no further participation in the distribution of the assets of the Company.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods.

This document contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. It is our intent that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to: our plans to pursue research and development of therapeutics in addition to continuing to advance our cellular systems business, our plans to become an integrated biopharmaceutical company, our use of proprietary cell-based systems and immune system modulation technologies to discover, develop and commercialize new therapeutics, our continued discussions with XenoTech regarding a potential new exclusive arrangement, our plans to continue to operate our business and minimize expenses, our expectations regarding future cash expenditures increasing significantly, our intent to gradually add scientific and support personnel, the expansion of our product offerings, additional revenues and profits, our ability to complete strategic mergers and acquisitions of product candidates, plans to increase further our operating expenses and administrative resources, future potential direct product sales, the sale of additional equity securities, debt financing and/or the sale or licensing of our technologies.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

In August 2003, MultiCell signed an exclusive sales, manufacturing and distribution agreement for the use of two of its cell lines by XenoTech, an unrelated party. The agreement, which had a term of seven years, required XenoTech to make an initial non-refundable payment of $800,000 to MultiCell in August 2003. This payment represented consideration for and a guarantee of Nosan’s (XenoTech’s distributor) right of first negotiation for distribution rights for the Asia Pacific Rim, should MultiCell successfully complete the development of its cell lines for the production of proteins, other cellular constituents and or drug-like molecules. Additional consideration under the August 2003 agreement included a $700,000 royalty prepayment. This prepayment was an advance against the minimum royalty payment of $800,000 for the first royalty period, which was 16 months, culminating on November 30, 2004. The subsequent 5 royalty periods were to be 12 months and the last royalty period was to be 8 months. Under the agreement, XenoTech was to bear all the costs for its manufacturing and sales activities and make specified minimum periodic royalty payments that total $18 million over the 7 year term of the agreement to maintain distribution exclusivity. The agreement required XenoTech to make royalty payments to MultiCell of 17.5% of net sales for the direct sale of its cells and 34% of net sales derived from any sublicense agreement. Prior to December 1, 2004, the Company had recognized revenues under the XenoTech agreement based on the minimum royalty amount for each period because it had received a prepayment of a substantial portion of the amount due. XenoTech was required to pay a $2.1 million minimum royalty amount as a condition of its exclusivity. As collection of the contractual amount was no longer reasonably assured and, in accordance with SEC Staff Accounting Bulletin Topic 13, commencing December 1, 2004, the Company began recognizing revenues under the XenoTech agreement based on the agreement’s royalty percentage applied to XenoTech’s actual sales for the period instead of the minimum royalty amount. On February 1, 2006, the Company terminated the agreement with XenoTech due to the failure of XenoTech, with due notice, to cure various breaches within the time allotted by the agreement, including the payment of minimum royalties to maintain exclusivity. As a result of this termination and the Company’s current recognition of the initial non-refundable payment of $800,000, over the 7-year term of the agreement, the Company recognized income for the remaining amount of deferred income of $533,333 in the quarter ended February 28, 2006.

Regardless of the outcome of our negotiations with potential partners or acquirers of our cell line business, we have operated and will continue to operate our business and seek to minimize expenses. Our largest expenses relate to personnel and meeting the legal and reporting requirements of being a public company. By utilizing consultants whenever possible, and asking employees to manage multiple responsibilities, operating costs are minimized. Additionally, a several employees and our Board of Directors receive Company stock in lieu of cash as all or part of their compensation to help in the effort to minimize monthly cash flow. With our strategic shift in focus on therapeutic programs and technologies, however, we expect our future cash expenditures to increase significantly as we advance our therapeutic programs into clinical trials.

As funding permits, we intend to gradually add scientific and support personnel. We want to add specialists for our key research areas. These strategic additions will help us expand our product offerings leading us to additional revenues and profits. As revenues increase, additional administrative personnel will be necessary to meet the added workload. Other expenses, such as sales and customer service, will be added commensurate with increased revenues. The Company’s current research and development efforts focus on development of future cell line products and redesign of existing products. Due to the ongoing nature of this research, we are unable to ascertain with certainty the total estimated completion dates and costs associated with this research. As with any research efforts, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance the Company’s market position. Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred. For the three months ended May 31, 2006 and 2005, research and development costs were $303,479 and $236,031, respectively. For the six months ended May 31, 2006 and 2005, research and development costs were $786,224 and $351,850, respectively. Research and development costs include such costs as salaries, employee benefits, costs determined utilizing the Black-Scholes option-pricing model for options issued to the Scientific Advisory Board, and supplies.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Quarter Ended May 31, 2006 Compared to the Quarter Ended May 31, 2005

Revenue. Total revenue for the three months ended May 31, 2006 was $26,775, as compared to revenue of $39,693 for the same quarter in the prior fiscal year, a decrease of $12,918. As a result of the termination of the Company’s agreement with Xenotech and the Company’s recognition of income for the remaining amount of deferred income associated with the Xenotech agreement which amounted to $533,333 in the quarter ended February 28, 2006, the Company had no deferred income recognition in the quarter ended May 31, 2006 related to the Xenotech agreement. In the prior year’s quarter, the Company recognized deferred income under the Xenotech agreement of $28,571. Additionally, the Company recognized royalty income of $25,474 during the current year’s quarter related to sales of its cell lines by Xenotech as compared to $8,791 in the prior year.

Operating Expenses. Total operating expenses for the three months ended May 31, 2006 were $1,394,563, representing an increase of $292,598, as compared to the same period in the prior fiscal year. This increase resulted from the Company increasing its selling, general and administrative expenses by $228,471, primarily due to increases in compensation expense in addition to increases in legal expense due to the formation of MultiCell Immunotherapeutics, Inc. (“MCTI”) during September 2005. Research and development expenses increase by $67,448, again due to the formation of MCTI.

Other income/(expense). Losses on the sale of marketable securities for the three months ended May 31, 2006 were $3,336. There were no losses on the sale of marketable securities in the same quarter in the prior fiscal year as the Company had no marketable securities in the prior year. The Company recognized a $132,169 gain on the sale of undeveloped land near the Grand Canyon in the prior year’s quarter in addition to a loss of $14,286 on the abandonment of leasehold improvements, also in the prior year’s quarter. There were no comparable items in the current fiscal year’s quarter. Interest expense decreased $8,452 in the current year as a result of a reduction in the Company’s outstanding debt through payments and conversions of convertible notes and accrued interest into the Company’s common stock. Interest and dividend income for the quarter ended May 31, 2006 was $4,695, as compared to $32,238 in the previous year. This decrease is attributable to the Company not having available funds to invest in marketable securities in the current year. Also in the three months ended May 31, 2006, the Company had a $158,764 increase in the minority interest in net loss of subsidiary due to an acquisition in September 2005.

Net Loss. Net loss for the three months ended May 31, 2006 was $1,200,204, as compared to a net loss of $913,142 for the same period in the prior fiscal year, representing a increase in the net loss of $287,062. The primary reason for this increase loss in the current year is due to increased operating expenses as explained above.

Six Months Ended May 31, 2006 Compared to the Six Months Ended May 31, 2005

Revenue. Total revenue for the six months ended May 31, 2006 was $573,006, as compared to revenue of $81,515 for the six months in the prior fiscal year, an increase of $491,491. In the current six months ended May 31, 2006, as a result of the termination of the Company’s agreement with Xenotech, the Company recognized income for the remaining amount of deferred income associated with the Xenotech agreement which amounted to $533,333. In the prior year’s six month period, the Company recognized deferred income under the Xenotech agreement of $57,143. Additionally, the Company recognized royalty income of $37,052 related to sales of its cell lines by Xenotech as compared to $20,742 in the prior year.

Operating Expenses. Total operating expenses for the six months ended May 31, 2006 were $2,714,445, representing an increase of $455,709, as compared to the same period in the prior fiscal year. This increase results from the Company increasing research and development expenses by $434,374 due to the formation of MCTI during September 2005 and the recent in-licensing of drug candidates. Selling, general and administrative expenditures increased by $29,112 (1.6%.) This increase is primarily due to compensation expense in the current year.

Other income/(expense). Losses on the sale of marketable securities for the six months ended May 31, 2006 were $22,151. There were no losses on the sale of marketable securities in the six month period in the prior fiscal year as the Company had no marketable securities in the prior year. The Company recognized a $132,169 gain on the sale of undeveloped land near the Grand Canyon in the prior year’s six month period in addition to a loss of $14,286 on the abandonment of leasehold improvements, also in the prior year’s six month period. There were no comparable items in

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

the current fiscal year. Interest expense decreased $18,211 in the current year as a result of a reduction in the Company’s outstanding debt through payments and conversions of convertible notes and accrued interest into the Company’s common stock. Interest and dividend income for the six months ended May 31, 2006 was $22,900, as compared to $42,463 in the previous year. This decrease is attributable to the Company having less available funds to invest in marketable securities in the current year. Also in the six months ended May 31, 2006, the Company had a $293,078 increase in the minority interest in net loss of subsidiary due to an acquisition in September 2005.

Net Loss. Net loss for the six months ended May 31, 2006 was $1,836,900, as compared to a net loss of $2,019,374 for the same period in the prior fiscal year, representing a decrease in the net loss of $182,474. The primary reason for this reduced loss in the current year is due to the Company recognizing in income for the remaining amount of deferred income associated with the Xenotech agreement in the first quarter which amounted to $533,333. This increased income was partially offset by increased operating expenses as explained above.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance of debt or equity instruments. The following is a summary of our key liquidity measures at May 31, 2006 and November 30, 2005:

	May 31, 2006	Nov. 30, 2005
Cash and cash equivalents	$26,380	$1,515,475
Marketable securities	—	1,138,201

Total cash and cash equivalents and marketable securities	$26,380	$2,653,676

Current assets	$163,597	$2,806,708
Current liabilities	760,050	1,144,009

Working capital (deficiency)	$(596,453)	$1,662,699

Due to our financial condition at May 31, 2006, we do not believe that our existing funds and existing sources of funds (royalties and grant income) are sufficient to allow the Company to continue as a going concern through November 30, 2006. Additionally, with our strategic shift in focus to therapeutic programs and technologies, we expect our future cash requirements to increase significantly as we advance our therapeutic programs into clinical trials. Until we are successful in raising additional funds, we may have to prioritize our therapeutic programs and delays may be necessary in some of our development programs. As a result, the Company is actively seeking to raise additional funds for its current operations through the sale of our common and/or preferred stock, warrants and /or the issuance of debt.

On May 3, 2006, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”). Pursuant to the terms of the Purchase Agreement, Fusion Capital has agreed to purchase from MultiCell up to $25 million of its common stock. Subject to earlier termination at MultiCell’s discretion, this purchase by Fusion Capital will occur over a 25 month period after the SEC has declared effective a registration statement covering these shares.

Pursuant to the terms of a Registration Rights Agreement, dated as of May 3, 2006, MultiCell agreed to file a registration statement (the “Registration Statement”) with the SEC covering the shares which are issued or may be issued to Fusion Capital under the Purchase Agreement. The Registration Statement was filed on June 9, 2006 and has not yet been declared effective. The Company does not have access to any funds under this Purchase Agreement until the registration statement covering these shares is declared effective by the SEC. Once the Registration Statement has been declared effective, throughout each month during the term of the Purchase Agreement, MultiCell has the right to sell to Fusion Capital up to $1 million of its common stock at a price based upon the market price of MultiCell’s common stock on the date of each sale, without any fixed discount to the market price. MultiCell has the right to control the timing and the amount of stock sold to Fusion Capital, and under certain conditions, may increase or decrease that amount. MultiCell also has the right to terminate the agreement at any time without any cost. Fusion Capital does not have the right or the obligation to purchase shares of MultiCell’s common stock in the event that the price of the Company’s common stock is less than $0.10 per share.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

As consideration for entering into the transaction, upon execution of the Purchase Agreement, MultiCell issued to Fusion Capital 1,572,327 shares of its common stock and warrants (the “Warrants”) to purchase an additional 1,572,327 shares of its common stock. These shares and warrants are issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Warrants are immediately exercisable and shall expire at 12:00 midnight, Chicago time, on May 3, 2011. The Warrants have an exercise price of $0.01 per share, subject to certain adjustments.

Subsequent to the end of the quarter, on July 14, 2006, the Company completed a private placement of Series B convertible preferred stock. A total of 17,000 Series B shares were sold to accredited investors at a price of $100 per share for gross proceeds of $1.7 million. The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Conversion Price.”) The Conversion Price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the Conversion Price is subject to weighted average anti-dilution adjustments in the event the Company sells Common Stock or other securities convertible into or exercisable for Common Stock at a per share price, exercise price or conversion price lower than the Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options.) The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion. The Series B preferred stock does not have voting rights. In addition, the purchasers also received warrants to acquire up to 10,500,000 shares of the Company’s common stock at an exercise price of $0.35 per share. The warrants have a term of five years and expire on July 12, 2011. In the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding share of Series B preferred stock shall be entitled to be paid second in priority to the Series I preferred stock holders out of the assets of the Company available for distribution to stockholders, an amount equal to $100 per share of Series B convertible preferred stock held. After such payment has been made in full, such holders of Series B convertible preferred stock shall be entitled to no further participation in the distribution of the assets of the Company.

The two transactions entered into on May 3, 2006 and July 14, 2006, in addition to future capital raising activities, we believe may allow us greater flexibility in the development of our products and product candidates, additional liquidity, and the ability to complete strategic mergers and acquisition of product candidates for development.

Cash provided by (used in) operating, investing and financing activities for the three months ended May 31, 2006 and 2005 is as follows:

	May 31, 2006	May 31, 2005 (As Restated)
Operating activities	$(2,036,835)	$(1,252,544)
Investing activities	593,240	(919,540)
Financing activities	(45,500)	3,791,721

Net increase (decrease) in cash and cash equivalents	$(1,489,095)	$1,619,637

Operating Activities

The primary difference between our net loss and our cash used in operating activities is due to non-cash charges included in our net loss for services that are paid through the issuance of common stock, options and warrants ($385,029 in 2006 and $644,847 in 2005.) During the first six months of 2006, another significant difference between our net loss for the quarter and our cash used in operations was due to the inclusion in income of a non-cash item related to the remaining amount of deferred income associated with the Xenotech agreement which amounted to $533,333. Other non-cash charges included in our net loss include an allowance for bad debts recorded in 2006 ($47,519), depreciation and amortization ($71,729 in 2006 and $79,506 in 2005) and non-cash charges related to minority interest in loss of subsidiary ($305,984 in 2006 and $12,906 in 2005.) Changes in working capital reduced the cash used in operations offsetting the effects of the above mentioned non-cash charges ($110,131 in 2006 and $178,266 in 2005.)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Investing Activities

Net cash provided by investing activities in 2006 related to the sale of marketable securities to fund the operations of the Company which amounted to $1,114,488. In the prior year, we purchased marketable securities amounting to $1,503,025. In the current year, the cash provided from the sale of marketable securities was offset by an upfront licensing fee cash payment of $500,000 that was capitalized in the Company’s balance sheet and will be amortized on a straight-line basis over twenty years (see Note 6.) In the first quarter of 2005, we generated $600,000 from the collection of a note receivable. Cash used in investing activities in both years related to the purchase of equipment.

Financing Activities

The Company paid $45,500 to investment bankers during the six months ended May 31, 2006 for due diligence and legal fees associated with potential financings for the Company. Net cash provided by financing activities in the six month period ended May 31, 2005 related primarily to a $4,000,000 private placement completed in February 2005 resulting in net proceeds of $3,441,721, in exchange for the issuance of 5,333,333 shares of common stock and related warrants. This transaction substantially improved the Company’s liquidity position at that time. The Company additionally received $350,000 in the prior year due to the exercise of warrants outstanding at that time.

Through May 31, 2006, a significant portion of our financing has been provided through private placements of preferred and common stock and the exercise of stock options and warrants. We have in the past increased, and in funding permits plan to increase further, our operating expenses in order to fund higher levels of product development, undertake and complete the regulatory approval process, and increase our administrative resources in anticipation of future growth. In addition, acquisitions such as MCTI increase operating expenses and therefore negatively impact, in the short term, the liquidity position of the Company. We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional equity securities, debt financing and/or the sale or licensing of our technologies. We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures. We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund expansion, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

Item 3.	CONTROLS AND PROCEDURES (continued)

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

Changes in Internal Control Over Financial Reporting

The Audit Committee of our Board of Directors conducted an investigation of the accounting errors. As a result of this investigation, under the direction of our Audit Committee, management developed and implemented additional measures designed to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported accurately. These measures include:

•	the addition of a full time Chief Financial Officer to our management team during the first quarter of fiscal 2006; and

•	a detailed review of all equity transactions recorded during the two year period ended November 30, 2005 and during the six months ended May 31, 2006 to determine the proper financial statement treatment.

We believe that, with the additional measures adopted by the Company since January 2006, our system of internal controls and our disclosure controls and procedures will be adequate to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and accurately reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). We cannot yet be certain that our remediation efforts will sufficiently cure our identified material weakness. Furthermore, we have not tested the operating effectiveness of the remediated controls as of May 31, 2006. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.

Other than as noted above, there have been no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the six months ended May 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(B) Changes in Internal Control Over Financial Reporting

Other than as noted above, there have been no changes in our internal control over financial reporting or in other factors during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or could be reasonably likely to materially affect, our internal control over financial reporting during the six months ended May 31, 2006.

PART II. OTHER INFORMATION

Item 1:	LEGAL PROCEEDINGS

NONE.

Item 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 3, 2006, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with Fusion Capital Fund II, LLC, an Illinois limited liability company (“Fusion Capital”). Pursuant to the terms of the Purchase Agreement, Fusion Capital has agreed to purchase from MultiCell up to $25 million of its common stock. Subject to earlier termination at MultiCell’s discretion, this purchase by Fusion Capital will occur over a 25 month period after the SEC has declared effective a registration statement covering these shares.

Pursuant to the terms of a Registration Rights Agreement, dated as of May 3, 2006, MultiCell agreed to file a registration statement (the “Registration Statement”) with the SEC covering the shares which are issued or may be issued to Fusion Capital under the Purchase Agreement. The registration was filed on June 9, 2006 and has not yet been declared effective. Once the Registration Statement has been declared effective, throughout each month during the term of the Purchase Agreement, MultiCell has the right to sell to Fusion Capital up to $1 million of its common stock at a price based upon the market price of MultiCell’s common stock on the date of each sale, without any fixed discount to the market price. MultiCell has the right to control the timing and the amount of stock sold to Fusion Capital, and under certain conditions, may increase or decrease that amount. MultiCell also has the right to terminate the agreement at any time without any cost. Fusion Capital does not have the right or the obligation to purchase shares of MultiCell’s common stock in the event that the price of our common stock is less than $0.10 per share.

As consideration for entering into the transaction, upon execution of the Purchase Agreement, MultiCell issued to Fusion Capital 1,572,327 shares of its common stock and warrants (the “Warrants”) to purchase an additional 1,572,327 shares of its common stock. These shares and warrants are issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The Warrants are immediately exercisable and shall expire at 12:00 midnight, Chicago time, on May 3, 2011. The Warrants have an exercise price of $0.01 per share, subject to certain adjustments.

On July 14, 2006, the Company completed a private placement of Series B convertible preferred stock. A total of 17,000 Series B shares were sold to accredited investors at a price of $100 per share for gross proceeds of $1.7 million. The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Conversion Price.”) The Conversion Price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the Conversion Price is subject to weighted average anti-dilution adjustments in the event the Company sells Common Stock or other securities convertible into or exercisable for Common Stock at a per share price, exercise price or conversion price lower than the Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options.) The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion. The holders of Series B Preferred Stock shall not have the right to vote on shareholder matters; provided, however, consent or vote of holders of a majority of the issued and outstanding Series B Preferred Stock (voting together as a separate class) shall be required for certain significant transactions. In addition, the purchasers also received warrants to acquire up to 10,500,000 shares of the Company’s common stock at an exercise price of $0.35 per share. The warrants have a term of five years and expire on July 12, 2011. In the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding share of Series B preferred stock shall be entitled to be paid second in priority to the Series I preferred stock holders out of the assets of the Company available for distribution to stockholders, an amount equal to $100 per share of Series B convertible preferred stock held. After such payment has been made in full, such holders of Series B convertible preferred stock shall be entitled to no further participation in the distribution of the assets of the Company.

Item 3:	DEFAULTS UPON SENIOR SECURITIES

NONE

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual meeting of Stockholders held on May 23, 2006, the following proposals were adopted by the votes specified below:

•	The election of W. Gerald Newmin, Anthony J. Cataldo, Stephen Chang, Ph.D., Anthony E. Altig, Thomas A. Page, and Edward Sigmond as Directors to serve for the ensuing year and until their successors are elected. Mr. Newmin received a total of 24,048,886 shares of Common Stock voting in favor, with 428,556 withheld from the vote. Mr. Cataldo received a total of 23,811,243 shares of Common Stock voting in favor, with 666,199 withheld from the vote. Dr. Chang received a total of 24,071,986 shares of Common Stock voting in favor, with 405,456 withheld from the vote. Mr. Altig received a total of 23,991,761 shares of Common Stock voting in favor, with 485,681 withheld from the vote. Mr. Page received a total of 23,990,740 shares of Common Stock voting in favor, with 486,702 withheld from the vote. Mr. Sigmond received a total of 23,991,741 shares of Common Stock voting in favor, with 485,701 withheld from the vote.

•	The ratification of the selection by the Audit Committee of the Board of Directors of J.H. Cohn LLP as the independent registered public accounting firm of the Company for the fiscal year ending November 30, 2006. This proposal received a total of 24,212,808 shares of common stock voting in favor and 212,681 shares of common stock voting against, with 51,953 shares of common stock abstaining.

Item 5:	OTHER INFORMATION

NONE

Item 6:	EXHIBITS:

EXHIBIT INDEX

Exhibit Number	Description
2.1(1)	Asset Contribution Agreement dated September 7, 2005 by and among the Registrant, Astral Therapeutics, Inc., Alliance Pharmaceutical Corp., and Astral, Inc.

3.1(2)	Certificate of Incorporation, as filed on April 28, 1970.

3.2(2)	Certificate of Amendment, as filed on October 27, 1986.

3.3(2)	Certificate of Amendment, as filed on August 24, 1989.

3.4(2)	Certificate of Amendment, as filed on July 31, 1991.

3.5(2)	Certificate of Amendment, as filed on June 13, 2000.

3.6(2)	Certificate of Amendment, as filed on August 14, 1991.

3.7(3)	Certificate of Amendment, as filed on May 18, 2005

3.8(4)	Certificate of Correction, as filed June 2, 2005.

3.9(3)	Bylaws, as amended May 18, 2005

4.1(2)	Specimen Stock Certificate.

4.2(5)	Certificate of Designations of Preferences and Rights of Series I Convertible Preferred Stock, as filed on July 13, 2004.

4.3(6)	Standstill Agreement, dated as of February 11, 2005, between the Registrant and Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Mercator Advisory Group, LLC, Monarch Pointe Fund, LTD, Telstar Limited, Search Capital, Golden Mist Limited, Pentagon Special Purpose Fund, LTD, Anthony Capozza, Steve Capozza, Mark Elliot Schlanger, Asset Mangers International, LTD.

4.4(6)	Registration Rights Agreement dated as of February 11, 2005, between the Registrant Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Mercator Advisory Group, LLC, Monarch Pointe Fund, LTD, Telstar Limited, Search Capital, Golden Mist Limited, Telstar Limited, Pentagon Special Purpose Fund, LTD, Anthony Capozza, Steve Capozza, Mark Elliot Schlanger, Asset Managers International, LTD.

4.5(6)	Warrant to Purchase Common Stock dated as of August 1, 2005, granted to Anthony J. Cataldo.

4.6(6)	Warrant to Purchase Common Stock dated as of August 1, 2005, granted to Capstone Investments.

4.7(1)	Warrant to Purchase Common Stock dated September 7, 2005 issued by the Registrant to Mixture Sciences, Inc.

4.8(7)	Form of Warrant to Purchase Common Stock dated February 1, 2006 issued by the Registrant to Trilogy Capital Partners, Inc.

4.9(12)	Registration Rights Agreement, dated as of May 3, 2006, by and between the Registrant and Fusion Capital Fund II, LLC.

4.10(12)	Warrants for the purchase of 1,572,327 Shares of Common Stock of the Registrant dated May 3, 2006.

10.1(12)	Common Stock Purchase Agreement, dated as of May 3, 2006, by and between the Registrant and Fusion Capital Fund II, LLC.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

(1)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on September 8, 2005.

(2)	Incorporated by reference from exhibits to our Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed on May 6, 2005.

(3)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on May 18, 2005.

(4)	Incorporated by reference from exhibits to our Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed on September 2, 2005.

(5)	Incorporated by reference from exhibits to our Registration Statement on Form SB-2 filed on August 12, 2004.

(6)	Incorporated by reference from exhibits to our Annual Report on Form 10-KSB filed on February 28, 2005.

(7)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on February 6, 2006.

(8)	Incorporated by reference from exhibits to our Registration Statement on Form SB-2 filed on May 12, 2005.

(9)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on May 31, 2005.

(10)	Incorporated by reference from exhibits to our Post-Effective Registration Statement Amendment No. 1 filed on January 12, 2006.

(11)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on January 9, 2006.

(12)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on May 4, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTICELL TECHNOLOGIES, INC.

July 17, 2006	By:	/s/ Stephen Chang
Stephen Chang
Chief Executive Officer, and President

July 17, 2006	By:	/s/ Gerard A. Wills
Gerard A. Wills
Chief Financial Officer and Treasurer