Form 10QSB
period 2006-08-31
MultiCell Technologies, Inc.
filed 2006-10-17
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended August 31, 2006.

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

As of October 16, 2006, the issuer had 37,092,519 shares of Common Stock, $.01 par value, outstanding.

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	August 31, 2006	November 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$568,964	$1,515,475
Marketable securities	—	1,138,201
Interest and dividends receivable	—	18,235
Accounts, royalties and grant receivable	90,081	71,764
Other current assets	70,540	63,033

Total current assets	729,585	2,806,708

Equipment and improvements, net	142,186	151,524
License agreements, net of accumulated amortization of $2,213,715 and $2,183,393	819,678	250,000
Intangible assets, net of accumulated amortization of $69,032 and $17,258	1,216,687	1,268,461
Other assets	70,891	30,952

Total assets	$2,979,027	$4,507,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$816,632	$605,476
Current portion of deferred income	42,871	538,533

Total current liabilities	859,503	1,144,009

Deferred income, net of current portion	53,300	57,200

Total liabilities	912,803	1,201,209

Minority interest	200,287	630,655

Commitments and contingencies

Series B Redeemable Convertible Preferred Stock, 17,000 shares designated as Series B, 17,000 shares issued and outstanding, liquidation value of $1,713,104	1,713,104	—

Stockholders’ equity:
Preferred stock, $.01 par value: 1,000,000 shares authorized, Series I Convertible Preferred, 20,000 shares designated as Series I, 12,200 shares and 15,000 shares issued and outstanding, liquidation value of $1,220,000 and $1,500,000	121	150
Common stock, $.01 par value: 200,000,000 shares authorized, 37,092,519 shares and 33,046,811 shares issued and outstanding	370,925	330,468
Additional paid-in capital	30,356,910	28,227,833
Accumulated deficit	(30,575,123)	(25,881,409)
Accumulated other comprehensive income (loss)	—	(1,261)

Total stockholders’ equity	152,833	2,675,781

Total liabilities and stockholders’ equity	$2,979,027	$4,507,645

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Three Months Ended August 31, 2006 and 2005

	2006	2005 As Restated
		(Note 3 )
Revenue	$28,874	$69,056

Operating expenses:
Selling, general and administrative expenses	653,729	749,420
Research and development	592,380	254,074
Depreciation and amortization	40,953	41,546

Total operating expenses	1,287,062	1,045,040

Operating loss	(1,258,188)	(975,984)

Other income (expense):
Gain on sale of property		3,847
Interest expense	(2,312)	(4,933)
Interest and dividend income	136	37,928
Minority interest in net loss of subsidiary	124,384	7,775

Total other income	122,208	44,617

Net loss	(1,135,980)	(931,367)
Deemed dividend related to Series B preferred stock	(1,700,000)	—
Preferred stock dividends	(20,834)	—

Net loss attributable to common stockholders	$(2,856,814)	$(931,367)

Net loss per share attributable to common stockholders - basic and diluted	$(0.08)	$(0.03)

Weighted average number of common shares - basic and diluted	36,503,186	32,052,064

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Nine Months Ended August 31, 2006 and 2005

	2006	2005 As Restated
		(Note 3 )
Revenue	$601,880	$150,571

Operating expenses:
Selling, general and administrative expenses	2,510,221	2,576,800
Research and development	1,378,604	605,924
Depreciation and amortization	112,682	121,052

Total operating expenses	4,001,507	3,303,776

Operating loss	(3,399,627)	(3,153,205)

Other income (expense):
Gain on sale of property	—	136,016
Loss on sale of marketable securities	(22,151)	—
Loss on abandonment of leasehold improvements	—	(14,286)
Amortization of discount on notes receivable	—	5,000
Interest expense	(4,506)	(25,338)
Interest and dividend income	23,036	80,391
Minority interest in net loss of subsidiary	430,368	20,681

Total other income	426,747	202,464

Net loss	(2,972,880)	(2,950,741)
Deemed dividend related to Series B preferred stock	(1,700,000)	—
Preferred stock dividends	(20,834)	—

Net loss attributible to common stockholders	$(4,693,714)	$(2,950,741)

Net loss per share attributible to common stockholders - basic and diluted	$(0.14)	$(0.10)

Weighted average number of common shares - basic and diluted	34,643,569	30,269,501

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Nine Months Ended August 31, 2006

	Series I Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance, Dec. 1, 2005	15,000	$150	33,046,811	$330,468	$28,227,833	$(25,881,409)	$(1,261)	$2,675,781
Stock-based compensation for services					(30,525)			(30,525)
Common stock issued for services			1,383,381	13,834	491,996			505,830
Common stock issued in conjunction with equity line			1,572,327	15,723	(15,723)			—
Conversion of preferred stock into common	(2,800)	(29)	1,000,000	10,000	(9,971)			—
Common stock issued in settlement of lawsuit			90,000	900	33,300			34,200
Deemed dividend related to beneficial conversion feature of Series B preferred stock					1,660,000	(1,700,000)		(40,000)
Dividends on preferred stock						(20,834)		(20,834)
Net loss						(2,972,880)		(2,972,880)
Unrealized gain on marketable securities							1,261	1,261

Balance, August 31, 2006	12,200	$121	37,092,519	$370,925	$30,356,910	$(30,575,123)	$—	$152,833

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended August 31, 2006 and 2005

	2006	2005 As Restated
		(Note 3)
Cash flows from operating activities:
Net loss	$(2,972,880)	(2,950,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	112,682	121,052
Amortization of discount on notes receivable	—	(5,000)
Loss on sale of marketable securities	22,151	—
Amortization of bond premium (discount)	2,823	—
Common stock issued for services	505,830	293,112
Common stock issued for legal settlement	34,200
Stock-based compensation for services	(30,525)	685,266
XenoTech deferred income recognized	(533,333)	—
Minority interest in loss of subsidiary	(430,368)	(20,681)
Allowance for bad debts	47,519	—
Loss on abandonment of leasehold improvements	—	14,286
Gain on sale of property	—	(136,016)
Changes in operating assets and liabilities:
Accounts, royalties and interest receivable	7,399	20,435
Other current assets	(7,507)	(91,442)
Other assets	(4,939)	(21,749)
Accounts payable and accrued expenses	211,156	123,888
Other current liabilities	—	(41,687)
Deferred income	(21,229)	(89,614)
Other liabilities	—	267

Net cash used in operating activities	(3,057,021)	(2,098,624)

Cash flows from investing activities:
License agreement	(600,000)	—
Purchase of equipment	(21,248)	(42,910)
Proceeds from sale of property	—	2,620
Principal payments on notes receivable	—	600,000
Proceeds from sale (purchase) of marketable securities	1,114,488	(1,153,025)

Net cash provided by (used in) investing activities	493,240	(593,315)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	3,441,721
Proceeds from issuance of preferred stock, net	1,660,000	—
Proceeds from exercised warrants	—	465,125
Preferred stock dividends	(7,730)	—
Deferred financing costs	(35,000)	—

Net cash provided by financing activities	1,617,270	3,906,846

Net increase (decrease) in cash and cash equivalents	(946,511)	1,214,907
Cash and cash equivalents, beginning of period	1,515,475	1,311,879

Cash and cash equivalents, end of period	$568,964	$2,526,786

Supplemental disclosure:
Interest paid	$4,506	$25,338

Non-cash transactions:
Conversion of convertible notes payable and accrued interest into common stock	$—	$519,272

Accrued real estate taxes assumed by buyer in sale of real estate	$—	$179,728

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell Technologies, Inc. and its subsidiaries (the “Company” or “MultiCell”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended November 30, 2005 (the “Form 10-KSB”) previously filed with the SEC. The results of operations for the three and nine month periods ended August 31, 2006 are not necessarily indicative of the operating results for the fiscal year ending November 30, 2006. The condensed consolidated balance sheet as of November 30, 2005 has been derived from the Company’s audited financial statements.

REVENUE RECOGNITION

The Company’s revenues have been generated primarily from contractual research activities and royalties on the license for the sale of cells through its sale and distribution agreement with XenoTech, LLC (“XenoTech”). While management believes such sources of revenue (such as a distribution agreement with a new partner) may be part of the Company’s ongoing operations, management of the Company may also consider the potential sale of this line of business if it is in the best interests of the Company. The Company applies the guidance provided by SEC Staff Accounting Bulletin Topic 13, “Revenue Recognition” (“Topic 13”). Under the provisions of Topic 13, the Company recognizes revenue from commercial and government research agreements as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable and the collection of the contractual amounts is reasonably assured. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. Deferred revenues associated with services expected to be performed within the 12 - month period subsequent to the balance sheet date are classified as a current liability. Deferred revenues associated with services expected to be performed at a later date are classified as non-current liabilities.

Prior to December 1, 2004, the Company had recognized revenues under its exclusive distribution agreement with XenoTech based on the minimum royalty amount for each period because it had received a prepayment of a substantial portion of the amount due. XenoTech was required to pay a $2.1 million minimum royalty amount for the current fiscal year as a condition of its exclusivity. As collection of the contractual amount was no longer reasonably assured and, in accordance with SEC Staff Accounting Bulletin Topic 13, commencing December 1, 2004, the Company began recognizing revenues under the XenoTech agreement based on the agreement’s royalty percentage applied to XenoTech’s actual sales for the period instead of the minimum royalty amount. Such revenues amounted to $10,246 and $47,318 for the three and nine months ended August 31, 2006 and $38,930 and $60,667 for the three and nine months ended August 31, 2005, respectively. On February 1, 2006, the Company terminated the license agreement with XenoTech discussed in Note 7, due to the failure of XenoTech, with due notice, to cure various breaches within the time allotted by the agreement, including the payment of minimum royalties to maintain exclusivity. As a result of this termination and the Company’s current recognition of the initial non-refundable payment of $800,000, over the 7-year term of the agreement, the Company recognized in income the remaining amount of deferred income of $533,333 in the quarter ended February 28, 2006.

COMPREHENSIVE INCOME ( LOSS)

Comprehensive income (loss), which is reported on the accompanying condensed consolidated statement of stockholders’ equity as a component of accumulated other comprehensive income (loss), consists of net loss and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States of America, are excluded from net loss. For the Company, comprehensive income (loss) consisted of the net loss adjusted for the unrealized holding gains and losses on the Company’s available-for-sale marketable securities during the nine months ended August 31, 2006.

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

2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of August 31, 2006, the Company has operating and liquidity concerns and, as a result of recurring losses has incurred an accumulated deficit of $30,575,123. These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be able to successfully acquire the necessary capital to continue its on-going research efforts and bring its products to the commercial market. Management’s plans to acquire future funding include the potential sale of our common and/or preferred stock, the sale of warrants, and sales of its proprietary media, immortalized cells and primary cells to the pharmaceutical industry. Additionally, the Company continues to pursue research projects, government grants and capital investment. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

On May 3, 2006, MultiCell entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”), an Illinois limited liability company, which was amended and restated on October 5, 2006. Under the agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from the Company up to an aggregate amount of $8 million from time to time over a 25 month period. MultiCell has authorized 8,000,000 shares of its common stock for sale to Fusion Capital under the agreement. The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the agreement. The Company does not have the right to commence any sales of its shares to Fusion Capital until the SEC has declared effective the registration statement. After the SEC has declared effective such registration statement, generally the Company has the right but not the obligation from time to time to sell its shares to Fusion Capital in amounts between $50,000 and $1 million depending on certain conditions. MultiCell has the right to control the timing and amount of any sales of its shares to Fusion Capital. The purchase price of the shares will be determined based upon the market price of the Company’s shares without any fixed discount. Fusion Capital shall not have the right nor the obligation to purchase any shares of MultiCell’s common stock on any business day that the price of its common stock is below $0.20. The agreement may be terminated by MultiCell at any time at the Company’s discretion without any cost to the Company. If the holders of our Series B redeemable convertible preferred stock do not elect to require the Company use 25% of the gross proceeds received by the Company to repurchase and redeem their Series B shares or Series B shares converted into common stock, we anticipate using the proceeds from this financing for general corporate purposes, including the advancement of MCT-125 in a pivotal Phase IIb/III clinical trial for the treatment of fatigue in Multiple Sclerosis.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. GOING CONCERN (continued)

As consideration for entering into the original transaction on May 3, 2006, MultiCell issued to Fusion Capital 1,572,327 shares of its common stock and warrants to purchase an additional 1,572,327 shares of its common stock at a price of $0.01 per share. Upon execution of the amended and restated purchase agreement on October 5, 2006, Fusion Capital retained the original 1,572,327 shares of common stock and returned the warrant to the Company.

On July 14, 2006, the Company completed a private placement of Series B convertible preferred stock. A total of 17,000 Series B shares were sold to accredited investors at a price of $100 per share. The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Conversion Price.”) The Conversion Price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the Conversion Price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options.) The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion. The Series B preferred stock does not have voting rights. Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company will pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (a) the Wall Street Journal Prime Rate plus 1%, or (b) 9%. In no event will the dividend rate be greater than 12% per annum. The dividend will be payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B Preferred Stock outstanding as of the first day of that month. In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares will be reduced to 85% of the otherwise applicable conversion price.

If the Company draws any proceeds from the Company’s equity line credit facility with Fusion Capital, the purchasers may require the Company to use 25% of the gross proceeds received by the Company under such equity line to repurchase and redeem purchaser’s Series B Shares or Series B Preferred shares converted into Common Stock, as determined in the discretion of such purchaser. Series B Shares so redeemed shall be redeemed at $100 per share, plus accrued and unpaid dividends thereon, and shares of Common Stock so redeemed shall be redeemed at a price per share equal to the value weighted average closing price of the Company’s Common Stock over the immediately preceding five trading days, plus accrued and unpaid dividends thereon.

Until the earlier of (a) two (2) years after the closing date or (b) the date upon which all of the Series B Shares have been converted into Common Stock, the purchasers shall have a right of first refusal on any financing in which the Company is the issuer of debt or equity securities. If (a) the Company raises debt or equity financing during the right of first refusal period, (b) the Company’s Common Stock is trading below the conversion price of the Series B Shares at the time of such financing, and (c) the purchasers do not exercise their right of first refusal, then the Company shall, at the option of any purchaser, use 25% of the net proceeds from such financing to redeem such purchasers’ shares of Series B Preferred Stock or Common Stock, as determined by such purchaser. The redemption price shall be determined in the same manner as any redemption set forth in the preceding paragraph. In addition, if an event of default (as defined in the agreement) occurs, the conversion price of the Series B Shares (as set forth below) shall be reduced to 85% of the then applicable conversion price of such shares.

In addition, the purchasers also received warrants to acquire up to 10,500,000 shares of the Company’s common stock. The terms associated with the warrants are described in Note 6. In the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding share of Series B preferred stock shall be entitled to be paid second in priority to the Series I preferred stockholders out of the assets of the Company available for distribution to stockholders, an amount equal to $100 per share of Series B preferred stock held plus any declared but unpaid dividends. After such payment has been made in full, such holders of Series B preferred stock shall be entitled to no further participation in the distribution of the assets of the Company.

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

The following tables show the effects of the restatement on the Company’s quarterly results of operations for the three and nine months ended August 31, 2005. The column labeled “Restatement Adjustment” represents the adjustment for compensation expense or reversal recorded.

Restated Consolidated Statement of Operations

For the Three Months Ended August 31, 2005

(Unaudited)

	As Previously Reported August 31, 2005	Restatement Adjustment August 31, 2005		As restated August 31, 2005
Revenues	$69,056	$		$69,056

Operating expenses:
Selling, general and administrative expenses	877,416		(127,996)	749,420
Research and development	254,074			254,074
Depreciation and amortization	41,546			41,546

Total operating expenses	1,173,036		(127,996)	1,045,040

Operating loss	(1,103,980)		127,996	(975,984)
Other income (expense)	44,617			44,617

Net loss	$(1,059,363)		$127,996	$(931,367)

Net loss per share applicable to common stockholders - basic and diluted	$(0.03)		$0.00	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	32,052,064		32,052,064	32,052,064

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. RESTATEMENT OF FINANCIAL STATEMENTS (continued)

Restated Consolidated Statement of Operations

For the Nine Months Ended August 31, 2005

(Unaudited)

	As Previously Reported August 31, 2005	Restatement Adjustment August 31, 2005		As restated August 31, 2005
Revenues	$150,571	$		$150,571

Operating expenses:
Selling, general and administrative expenses	2,486,384		90,416	2,576,800
Research and development	605,924			605,924
Depreciation and amortization	121,052			121,052

Total operating expenses	3,213,360		90,416	3,303,776

Operating loss	(3,062,789)		(90,416)	(3,153,205)
Other income (expense)	202,464			202,464

Net loss	$(2,860,325)		$(90,416)	$(2,950,741)

Net loss per share applicable to common stockholders - basic and diluted	$(0.09)		$(0.00)	$(0.09)

Weighted average number of common shares outstanding - basic and diluted	30,269,501		30,269,501	32,052,064

4. COMMON STOCK, STOCK OPTIONS AND LOSS PER SHARE

On May 3, 2006, MultiCell entered into a common stock purchase agreement with Fusion Capital, which was amended and restated on October 5, 2006. Under the agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from the Company up to an aggregate amount of $8 million from time to time over a 25 month period. MultiCell has authorized 8,000,000 shares of its common stock for sale to Fusion Capital under the agreement. The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the agreement. The Company does not have the right to commence any sales of its shares to Fusion Capital until the SEC has declared effective the registration statement. After the SEC has declared effective such registration statement, generally the Company has the right but not the obligation from time to time to sell its shares to Fusion Capital in amounts between $50,000 and $1 million depending on certain conditions. MultiCell has the right to control the timing and amount of any sales of its shares to Fusion Capital. The purchase price of the shares will be determined based upon the market price of the Company’s shares without any fixed discount. Fusion Capital shall not have the right nor the obligation to purchase any shares of MultiCell’s common stock on any business day that the price of its common stock is below $0.20. The agreement may be terminated by MultiCell at any time at the Company’s discretion without any cost to the Company.

As consideration for entering into the original transaction on May 3, 2006, MultiCell issued to Fusion Capital 1,572,327 shares of its common stock and warrants to purchase an additional 1,572,327 shares of its common stock at a price of $0.01 per share. Upon execution of the amended and restated purchase agreement on October 5, 2006, Fusion Capital retained the original 1,572,327 shares of common stock and returned the warrant to the Company.

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

On May 23, 2006, the Board of Directors voted to approve the issuance of 387,481 shares of common stock at $0.36 per share (the closing price on that date) to members of the Company’s Board of Directors and to four consultants for services performed during the three months ended August 31, 2006. The total value of these shares was $139,493 and the related expense is included in selling, general and administrative expenses.

On March 29, 2006, the Company’s Series I preferred stockholders converted 1,250 preferred shares into 446,429 shares of common stock at a conversion price of $0.28 per share. On May 3, 2006, the Company’s preferred stockholders converted 1,550 preferred shares into 553,571 shares of common stock at a conversion price of $0.28 per share. As of August 31, 2006, the Company had reserved 4,880,000 shares of common stock for issuance upon conversion of the remaining 12,200 outstanding shares of preferred stock.

On July 17, 2006, the Board of Directors voted to approve the issuance of 90,000 shares of common stock at $0.38 per share (the closing price on that date) to an ex-employee in settlement of a dispute. The total value of the shares was $34,200 and the related expense is included in selling, general and administrative expenses.

On July 25, 2006, the Company entered into a Separation Agreement and Release with Anthony Cataldo, a member of the Company’s Board of Directors and a consultant to the Company (see Note 8.) In connection with the execution of the agreement, on August 1, 2006, the Company issued 158,333 shares of common stock at $0.36 per share (the closing price on that date) to Mr. Cataldo. The total value of these shares was $57,000 and it was for the July 1, 2006 payment of $45,000 plus payment of $12,000 of director’s fees not previously paid. The related expense related to the issuance of these shares is included in selling, general and administrative expenses.

On August 16, 2006, the Board of Directors voted to approve the issuance of 486,649 shares of common stock at $0.34 per share (the closing price on that date) to members of the Company’s Board of Directors and to three consultants for services performed during the three months ended August 31, 2006. The total value of these shares was $165,461 and the related expense is included in selling, general and administrative expenses.

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

The Company has adopted the provisions of SFAS 123R effective December 1, 2005 and has selected the Black-Scholes method of valuation for share-based compensation. The Company has adopted the modified prospective transition method which does not require restatement of prior periods. Instead, it requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. The charge is being recognized in research and development and selling, general and administrative expenses over the remaining service period after the adoption date based upon the original estimate of fair value of the options as of the grant date. 123R requires that we elect an approved method to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123R within one year of its adoption. As of August 31, 2006, we have not made that election.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. COMMON STOCK, STOCK OPTIONS AND LOSS PER SHARE (continued)

Information with respect to stock activity for the Company’s plans for the nine months ended August 31, 2006 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 1, 2005	2,944,600	$1.14
Grants	340,000	0.56
Cancellations	(342,600)	0.55

Outstanding at August 31, 2006	2,942,000	$1.16	3.10	$1,800

Exercisable at August 31, 2006	1,702,778	$1.14	2.70	$1,800

For grants during the nine months ended August 31, 2006 (there were no grants in the quarter ended August 31, 2006), the Company’s weighted average assumptions used in determining fair value under the Black-Scholes model for expected volatility, dividends, expected term until exercise, and risk-free interest rate were 68% to 94%; 0%; 3.33 to 5 years; and 4.42% to 4.73%, respectively. Expected volatility is based on the historical volatility of the Company’s common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. In addition, under SFAS 123R, fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. The estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, such resulting adjustment will be recorded in the period estimates are revised. The weighted average grant date fair value of options granted during both the three and nine months ended August 31, 2006 was $0.41.

In the three and nine months ended August 31, 2006, the Company recorded credits to share-based compensation for options and warrants of $132,185 (no effect per share) and $30,525 (no effect per share), respectively, which is included in the Company’s net loss for each period. As of August 31, 2006, unamortized stock-based compensation expenses of $495,058 remain to be recognized over a weighted-average period of 1.87 years.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. COMMON STOCK, STOCK OPTIONS AND LOSS PER SHARE (continued)

The following table illustrates the pro forma effect on the Company’s net loss and net loss per share as if the Company had adopted the fair value-based method of accounting for stock-based compensation under SFAS 123 for the three and nine months ended August 31, 2005:

	Three Months Ended August 31, 2005	Nine Months Ended August 31, 2005
Net loss applicable to common stockholders - as restated and reported	$(931,967)	$(2,950,741)

Deduct: stock-based employee compensation expense assuming a fair value based method has been used for all awards	(27,297)	(81,892)

Net loss - pro forma	$(959,264)	$(3,032,633)

Basic and diluted net loss per common share - as restated and reported	$(0.03)	$(0.10)

Basic and diluted net loss per common share - pro forma	$(0.03)	$(0.10)

The fair values of options granted in the three and nine months ended August 31, 2005 were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rates of 1.34% to 2.91%, dividend yield of 0.0%, volatility factors of the expected market price of the Company’s common stock ranging from 59% to 97%, and an expected life of the options of five years.

The Company incurred losses for the three and nine months ended August 31, 2006 and 2005. The assumed effects on net loss per share of the exercise of outstanding stock options and warrants and the conversion of convertible notes payable and convertible preferred stock were anti-dilutive and, accordingly, diluted per share amounts equal basic net loss per common share amounts. The total number of common shares potentially issuable upon exercise or conversion excluded from the calculation of diluted loss per share was 37,329,680 and 16,623,027 as of August 31, 2006 and 2005, respectively.

5. SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares of preferred stock. The Board of Directors has designated 17,000 shares as Series B convertible preferred stock. On July 14, 2006, the Company completed a private placement of Series B convertible preferred stock. A total of 17,000 Series B shares were sold to accredited investors at a price of $100 per share. The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Conversion Price.”) The Conversion Price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the Conversion Price is subject to weighted average anti-dilution adjustments in the event the Company sells Common Stock or other securities convertible into or exercisable for Common Stock at a per share price, exercise price or conversion price lower than the Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options.) The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion. The Series B preferred stock does not have voting rights. Commencing on the date of issuance of the Series B Preferred Stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company will pay on each outstanding share of Series B Preferred Stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of the Wall Street Journal Prime Rate plus 1%,

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK (continued)

or 9%. In no event will the dividend rate be greater than 12% per annum. The dividend will be payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B Preferred Stock outstanding as of the first day of that month. In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares will be reduced to 85% of the otherwise applicable conversion price.

If the Company draws any proceeds from the Company’s equity line of credit facility with Fusion Capital, the purchasers may require the Company to use 25% of the gross proceeds received by the Company under such equity line to repurchase and redeem purchaser’s Series B Shares or Series B Preferred shares converted into Common Stock, as determined in the discretion of such purchaser. Series B Shares so redeemed shall be redeemed at $100 per share, plus accrued and unpaid dividends thereon, and shares of Common Stock so redeemed shall be redeemed at a price per share equal to the value weighted average closing price of the Company’s Common Stock over the immediately preceding five trading days, plus accrued and unpaid dividends thereon.

Until the earlier of (a) two (2) years after the closing date or (b) the date upon which all of the Series B Shares have been converted into Common Stock, the purchasers shall have a right of first refusal on any financing in which the Company is the issuer of debt or equity securities. If (a) the Company raises debt or equity financing during the right of first refusal period, (b) the Company’s Common Stock is trading below the conversion price of the Series B Shares at the time of such financing, and (c) the purchasers do not exercise their right of first refusal, then the Company shall, at the option of any purchaser, use 25% of the net proceeds from such financing to redeem such purchasers’ shares of Series B Preferred Stock or Common Stock, as determined by such purchaser. The redemption price shall be determined in the same manner as any redemption set forth in the preceding paragraph. In addition, if an event of default (as defined in the agreement) occurs, the conversion price of the Series B Shares (as set forth below) shall be reduced to 85% of the then applicable conversion price of such shares.

In addition, the purchasers also received warrants to acquire up to 10,500,000 shares of the Company’s common stock. The terms associated with the warrants are described in Note 6. In the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding share of Series B preferred stock shall be entitled to be paid second in priority to the Series I preferred stock holders out of the assets of the Company available for distribution to stockholders, an amount equal to $100 per share of Series B convertible preferred stock held plus any declared but unpaid dividends. After such payment has been made in full, such holders of Series B convertible preferred stock shall be entitled to no further participation in the distribution of the assets of the Company.

Proceeds to the Company were $1,660,000 net of $40,000 of issuance costs, of which $925,326 was assigned to the 10,500,000 warrants issued utilizing the Black-Scholes option pricing model. The terms associated with the warrants are described in Note 6.

In connection with the issuance of the Series B preferred stock and warrants, the Company recorded $1,700,000 related to the beneficial conversion feature on the Series B preferred stock and fair value of the warrants as a deemed dividend. This deemed dividend increased the carrying value of the preferred stock. A beneficial conversion feature is present because the effective conversion price of the Series B preferred stock was less than the fair value of the common stock on the date of issuance. The beneficial conversion feature on the issuance of the Series B preferred stock was calculated as $1,244,076. However, because the combined value of the beneficial conversion feature plus the value of the warrants issued to the Series B preferred holders as calculated using the Black-Scholes pricing model exceeded the carrying value of the net proceeds received in the private placement, the deemed dividend recorded was limited to $1,700,000. The deemed dividend increased the loss applicable to common stockholders in the calculation of basic loss per common share.

6. WARRANTS

On January 24, 2006, the Company issued a warrant to purchase common stock (the “Warrant”) to Trilogy Capital Partners, Inc. (the “Holder”). Pursuant to the Warrant, the Holder is entitled to purchase from the Company up to 1,000,000 shares of the Company’s common stock, at an exercise price per share of $0.59. The Warrant shall expire and shall no longer be exercisable on the earlier of February 1, 2009 or any change of control of the Company. The Company granted piggyback registration rights to the Holder with respect to the Warrant and the shares exercisable thereunder. This warrant is subject to variable accounting and as a result, the Company recorded charges of $38,291 and $102,611 to selling, general and administrative expenses during the three and nine months ended August 31, 2006, respectively, based on the fair value of this warrant issued as determined by the Black-Scholes option pricing model.

On May 3, 2006, as consideration for entering into a Common Stock Purchase Agreement (see Note 4), the Company issued to Fusion Capital a warrant to purchase 1,572,327 shares of its common stock. Upon execution of an amended purchase agreement on October 5, 2006, this warrant issued to Fusion Capital was cancelled and returned to the Company.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. WARRANTS (continued)

On July 14, 2006, in connection with the private placement of the Series B convertible preferred stock the Company issued warrants to acquire up to 10,500,000 shares of the Company’s common stock at an exercise price of $0.35 per share. The warrants have a term of five years and expire on July 14, 2011.

On August 16, 2006, as consideration for a research report written about the Company, the Company issued to Crystal Research a warrant to purchase 200,000 shares of its common stock at an exercise price of $0.60 per share. The warrant has a term of four years. The Company recorded a charge of $21,236 to selling, general and administrative expense during the three months ended August 31, 2006, based on the fair value of this warrant issued as determined by the Black-Scholes option pricing model.

Changes during the nine months ended August 31, 2006 in warrants outstanding for the Company were as follows:

Warrants outstanding at November 30, 2005	12,110,546
Granted	13,272,326
Forfeited	(1,000,000)

Warrants outstanding at August 31, 2006	24,382,872

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

The agreement, which is for a term equal to the life of the patents licensed, required Multicell to make an initial non-refundable payment of $500,000 to Amarin in January 2006 in addition to a second non-refundable payment of $500,000 in May 2006. The first $500,000 payment has been capitalized in the Company’s balance sheet at August 31, 2006 and is included in license agreements and will be amortized on a straight-line basis over twenty years which is the estimated life of the license agreement. The second payment, which was originally to be made in May 2006 (see letter of agreement below adjusting the timing of this payment), will additionally be capitalized in the Company’s balance sheet and amortized on a straight-line basis over the remaining life of the license agreement. In addition, the parties shall have a four-year mutual option to exclusively negotiate with the other with respect to entering into a commercial agreement with respect to certain additional patents owned by Amarin related to the technology licensed to the Company. MultiCell will pay to Amarin (a) a one-time license fee, (b) milestone payments based on time, approval by the Food and Drug Administration of any products developed under the License Agreement, and sales by MultiCell of such products, and (c) royalty payments based on sales by MultiCell of any such products.

Amarin shall retain ownership of all licensed patent rights under the License Agreement. The License Agreement further includes customary provisions related to, among other things, indemnification, insurance, maintenance of patent rights, confidentiality, and arbitration.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. LICENSE AGREEMENTS (continued)

On June 28, 2006, the Company entered into a letter agreement with Amarin amending the timing of the second license payment to be made to Amarin as outlined in the original License Agreement. In that letter agreement, the parties agreed to extend the deadline for the Company to make its second licensing payment which was to be made in May 2006. Under the terms of the agreement, the original second payment due to Amarin will be split into three payments. The first payment of $100,000 was due and paid 10 days after the closing of a financing for the Company (closed on July 12, 2006), the second payment will be due within 30 days of the Company’s registration statement for an equity line being declared effective by the SEC and the final payment will be due October 31, 2006. In no event will the remaining payments be due after October 31, 2006. In the event that the Company defaults in making any of the required payments under the letter agreement, Amarin will have, at its option, the right to terminate the License Agreement by giving seven days prior written notice to MultiCell Technologies at any time.

On February 1, 2006, the Company terminated the license agreement with XenoTech discussed in Note 1, due to the failure of XenoTech, with due notice, to cure various breaches within the time allotted by the license agreement, including the payment of minimum royalties to maintain exclusivity.

8. EMPLOYMENT AND SEPARATION AGREEMENTS FOR CORPORATE OFFICER AND DIRECTOR

The Company entered into an employment agreement with Gerard A. Wills, effective January 9, 2006, pursuant to which, Mr. Wills was appointed the Company’s new Chief Financial Officer. The employment of Janice DiPietro, Chief Financial Officer of the Company, was terminated effective as of January 9, 2006. Dr. DiPietro has entered into a consulting agreement with the Company. On September 28, 2006, the Company entered into a Separation Agreement and Release with Mr. Wills. The agreement provided for, among other things, (i) a cash payment representing all accrued wages and vacation time, (ii) the acceleration of vesting of Mr. Wills’ stock options so that Mr. Wills is 100% vested in all 300,000 stock options he owns, (iii) the execution of a Consulting Agreement under which Mr. Wills will continue to provide services to the Company at his current rate of pay through December 31, 2006, (iv) the resignation of Mr. Wills as the Chief Financial Officer of the Company, and (v) the execution by Mr. Wills of a general release of all claims, known and unknown, against the Company.

On July 25, 2006, the Company entered into a Separation Agreement and Release (the “Separation Agreement”) with Anthony Cataldo, a member of the Company’s Board of Directors and a consultant to the Company. The Separation Agreement provided for, among other things, (i) a cash payment to Mr. Cataldo of $15,000 for consulting fees due for work performed for the month of June 2006, (ii) cash reimbursement of Mr. Cataldo’s expenses incurred on behalf of the Company up to the effective date of the Separation Agreement, (iii) issuances of $45,000 worth of shares of common stock on each of July 1, 2006, October 1, 2006, January 1, 2007, April 1, 2007, July 1, 2007 and October 1, 2007, as determined by a formula based on the then current fair market value of such shares, (iv) issuance of $15,000 worth of shares of common stock on January 1, 2008, as determined by a formula based on the then current fair market value of such shares, (v) payment of director’s fees in shares of common stock due and not previously paid for attendance at board meetings up to the effective date of the Separation Agreement, (vi) amendment of a warrant to purchase common stock dated August 1, 2005 issued by the Company to Mr. Cataldo for 2,000,000 shares of the Company’s common stock to provide full vesting of 1,000,000 of such shares and the termination and cancellation of the right to purchase any of the remaining 1,000,000 shares, (vii) termination of the Company’s consulting agreement with Mr. Cataldo, (viii) execution by Mr. Cataldo of a general release of all claims, known and unknown, against the Company, and (ix) resignation by Mr. Cataldo as a director and consultant to the Company. The amended and restated warrant shall remain exercisable until July 31, 2010 and the exercise price per share shall remain at $1.40. In connection with the execution of the Separation Agreement, on August 1, 2006, the Company issued 158,333 shares of common stock at $0.36 per share (the closing price on that date) to Mr. Cataldo (see Note 4.) The total value of these shares was $57,000 and it was for the July 1, 2006 payment of $45,000 plus payment of $12,000 of director’s fees not previously paid. Additionally, the Company recorded an accrual of $240,000 (included in accounts payable and accrued expenses) which represents the Company’s liability for the quarterly issuances of $45,000 worth of common stock on each of October 1, 2006, January 1, 2007, April 1, 2007, July 1, 2007 and October 1, 2007, as determined by a formula based on the then current fair market value of such shares. The related expense related to the issuance of these shares and the liability recorded is included in selling, general and administrative expenses.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. SUBSEQUENT EVENTS

On September 28, 2006, the Company entered into a Separation Agreement and Release with Gerard A. Wills, the Company’s Chief Financial Officer. The agreement provided for, among other things, (i) a cash payment representing all accrued wages and vacation time, (ii) the acceleration of vesting of Mr. Wills’ stock options so that Mr. Wills is 100% vested in all 300,000 stock options he owns, (iii) the execution of a Consulting Agreement under which Mr. Wills will continue to provide services to the Company at his current rate of pay through December 31, 2006, (iv) the resignation of Mr. Wills as the Chief Financial Officer of the Company, and (v) the execution by Mr. Wills of a general release of all claims, known and unknown, against the Company.

On October 5, 2006, the Company amended it common stock purchase agreement originally entered into on May 3, 2006, with Fusion Capital. Under the agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from the Company up to an aggregate amount of $8 million from time to time over a 25 month period. MultiCell has authorized 8,000,000 shares of its common stock for sale to Fusion Capital under the agreement. The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the agreement. The Company does not have the right to commence any sales of its shares to Fusion Capital until the SEC has declared effective the registration statement. After the SEC has declared effective such registration statement, generally the Company has the right but not the obligation from time to time to sell its shares to Fusion Capital in amounts between $50,000 and $1 million depending on certain conditions. MultiCell has the right to control the timing and amount of any sales of its shares to Fusion Capital. The purchase price of the shares will be determined based upon the market price of the Company’s shares without any fixed discount. Fusion Capital shall not have the right nor the obligation to purchase any shares of MultiCell’s common stock on any business day that the price of its common stock is below $0.20. The agreement may be terminated by MultiCell at any time at the Company’s discretion without any cost to the Company. If the holders of our Series B redeemable convertible preferred stock do not elect to require the Company use 25% of the gross proceeds received by the Company to repurchase and redeem their Series B shares or Series B shares converted into common stock, we anticipate using the proceeds from this financing for general corporate purposes, including the advancement of MCT-125 in a pivotal Phase IIb/III clinical trial for the treatment of fatigue in Multiple Sclerosis

As consideration for entering into the original transaction on May 3, 2006, MultiCell issued to Fusion Capital 1,572,327 shares of its common stock and warrants to purchase an additional 1,572,327 shares of its common stock at a price of $0.01 per share. Upon execution of the amended and restated purchase agreement on October 5, 2006, Fusion Capital retained the original 1,572,327 shares of common stock and returned the warrant to the Company.

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

Overview

MultiCell Technologies, Inc. was incorporated in Delaware on April 28, 1970 as Exten Ventures, Inc., and subsequently changed its name to Exten Industries, Inc. (“Exten”). Exten acquired MultiCell Associates Inc. in September 2001. An agreement of merger between Exten and MultiCell Associates was entered into on March 20, 2004 whereby MultiCell Associates ceased to exist and all of its assets, property, rights and powers, and debts, were transferred to and vested in Exten as the surviving corporation. Effective April 1, 2004 Exten changed its name to MultiCell Technologies, Inc. (“MultiCell”). MultiCell operates three subsidiaries, MCT Rhode Island Corp., Xenogenics Corporation (“Xenogenics”), and as of September 2006, MultiCell holds approximately 67% of the outstanding shares (on an as if converted basis) of a newly formed subsidiary, MultiCell Immunotherapeutics, Inc. (“MCTI”). As used herein, the “Company” refers to MultiCell, together with MCT Rhode Island Corp., Xenogenics, and MCTI. Our principal offices are at 701 George Washington Highway, Lincoln, RI 02865. Our telephone number is (401) 333-0610.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

In August 2003, MultiCell signed an exclusive sales, manufacturing and distribution agreement for the use of two of its cell lines by XenoTech, an unrelated party. The agreement, which had a term of seven years, required XenoTech to make an initial non-refundable payment of $800,000 to MultiCell in August 2003. This payment represented consideration for and a guarantee of Nosan’s (XenoTech’s distributor) right of first negotiation for distribution rights for the Asia Pacific Rim, should MultiCell successfully complete the development of its cell lines for the production of proteins, other cellular constituents and or drug-like molecules. Additional consideration under the August 2003 agreement included a $700,000 royalty prepayment. This prepayment was an advance against the minimum royalty payment of $800,000 for the first royalty period, which was 16 months, culminating on November 30, 2004. The subsequent 5 royalty periods were to be 12 months and the last royalty period was to be 8 months. Under the agreement, XenoTech was to bear all the costs for its manufacturing and sales activities and make specified minimum periodic royalty payments that total $18 million over the 7 year term of the agreement to maintain distribution exclusivity. The agreement required XenoTech to make royalty payments to MultiCell of 17.5% of net sales for the direct sale of its cells and 34% of net sales derived from any sublicense agreement. Prior to December 1, 2004, the Company had recognized revenues under the XenoTech agreement based on the minimum royalty amount for each period because it had received a prepayment of a substantial portion of the amount due. XenoTech was required to pay a $2.1 million minimum royalty amount as a condition of its exclusivity. As collection of the contractual amount was no longer reasonably assured and, in accordance with SEC Staff Accounting Bulletin Topic 13, commencing December 1, 2004, the Company began recognizing revenues under the XenoTech agreement based on the agreement’s royalty percentage applied to XenoTech’s actual sales for the period instead of the minimum royalty amount. On February 1, 2006, the Company terminated the agreement with XenoTech due to the failure of XenoTech, with due notice, to cure various breaches within the time allotted by the agreement, including the payment of minimum royalties to maintain exclusivity. As a result of this termination, the Company recognized income for the remaining amount of deferred income of $533,333 in the quarter ended February 28, 2006, which had been scheduled to be recognized over a longer period.

Regardless of the outcome of our negotiations with potential partners or acquirers of our cell line business, we have operated and will continue to operate our business and seek to minimize expenses. Our largest expenses relate to personnel and meeting the legal and reporting requirements of being a public company. By utilizing consultants whenever possible, and asking employees to manage multiple responsibilities, operating costs are minimized. Additionally, several employees and our Board of Directors receive Company stock in lieu of cash as all or part of their compensation to help in the effort to minimize monthly cash flow. With our strategic shift in focus on therapeutic programs and technologies, however, we expect our future cash expenditures to increase significantly as we advance our therapeutic programs into clinical trials.

As funding permits, we intend to gradually add scientific and support personnel. We want to add specialists for our key research areas. These strategic additions will help us expand our product offerings leading us to additional revenues and profits. As revenues increase, additional administrative personnel will be necessary to meet the added workload. Other expenses, such as sales and customer service, will be added commensurate with increased revenues. The Company’s current research and development efforts focus on development of future cell line products and redesign of existing products. Due to the ongoing nature of this research, we are unable to ascertain with certainty the estimated completion dates and total costs associated with this research. As with any research efforts, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance the Company’s market position. Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred. For the three months ended August 31, 2006 and 2005, research and development costs were $592,380 and $254,074, respectively. For the nine months ended Aiugust 31, 2006 and 2005, research and development costs were $1,378,604 and $605,924, respectively. Research and development costs include such costs as salaries, employee benefits, costs determined utilizing the Black-Scholes option-pricing model for options issued to the Scientific Advisory Board, and supplies.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Quarter Ended August 31, 2006 Compared to the Quarter Ended August 31, 2005

Revenue. Total revenue for the three months ended August 31, 2006 was $28,874, as compared to revenue of $69,056 for the same quarter in the prior fiscal year, a decrease of $40,182. As a result of the termination of the Company’s agreement with Xenotech and the Company’s recognition of income for the remaining amount of deferred income associated with the Xenotech agreement which amounted to $533,333 in the quarter ended February 28, 2006, the Company had no deferred income recognition in the quarter ended August 31, 2006 related to the Xenotech agreement. In the prior year’s quarter, the Company recognized deferred income under the Xenotech agreement of $28,571. Additionally, the Company recognized royalty income of $10,246 during the current year’s quarter related to sales of its cell lines by Xenotech as compared to $38,930 in the prior year, a decrease of $28,684. Partially offsetting these decreases was $17,328 in license revenues recognized during the quarter ended August 31, 2006. As a result of the termination of the Company’s agreement with Xenotech, the Company took over a sub-license that Xenotech had with Bristol Myers Squibb. During the quarter, the Company received an annual license fee of $55,000 that was initially recorded to deferred income with $17,328 recognized as income in the current quarter.

Operating Expenses. Total operating expenses for the three months ended August 31, 2006 were $1,287,062 representing an increase of $242,022, as compared to the same period in the prior fiscal year. This increase resulted from the Company increasing its research and development expenses by $338,306, primarily due to the formation of MultiCell Immunotherapeutics, Inc. (“MCTI”) in September 2005. Selling, general and administrative expenses decreased by $95,691, primarily due to decreases in stock based compensation for services (non cash expenses) offset, in part, by increases due to the formation of MCTI.

Other income/(expense). The Company recognized a $3,847 gain on the sale of undeveloped land near the Grand Canyon in the prior year’s quarter. There was no comparable item in the current fiscal year’s quarter. Interest expense decreased $2,621 in the current year as a result of a reduction in the Company’s outstanding debt through payments and conversions of convertible notes and accrued interest into the Company’s common stock. Interest and dividend income for the quarter ended August 31, 2006 was $136, as compared to $37,928 in the previous year. This decrease is attributable to the Company not having available funds to invest in marketable securities in the current year. Also in the three months ended August 31, 2006, the Company had an increase of $116,609 in minority interest in net loss of subsidiary due to an acquisition in September 2005.

Net Loss. Net loss for the three months ended August 31, 2006 was $1,135,980, as compared to a net loss of $931,367 for the same period in the prior fiscal year, representing an increase in the net loss of $204,613. The primary reason for this increase loss in the current year is due to increased operating expenses as explained above.

Non-cash deemed dividend related to beneficial conversion feature of Series B preferred stock. In connection with the issuance of the Series B preferred stock and warrants, the Company recorded $1,700,000 related to the beneficial conversion feature on the Series B preferred stock and fair value of the warrants as a deemed dividend. This deemed dividend increased the carrying value of the preferred stock. A beneficial conversion feature is present because the effective conversion price of the Series B preferred stock was less than the fair value of the common stock on the date of issuance. The beneficial conversion feature on the issuance of the Series B preferred stock was calculated as $1,244,076. However, because the combined value of the beneficial conversion feature plus the value of the warrants issued to the Series B preferred holders as calculated using the Black-Scholes pricing model exceeded the carrying value of the net proceeds received in the private placement, the deemed dividend recorded was limited to $1,700,000. The deemed dividend increased the loss applicable to common stockholders in the calculation of basic loss per common share.

Preferred stock dividends. In connection with the issuance of the Series B preferred stock and warrants, commencing on the date of issuance of the Series B Preferred Stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company will pay on each outstanding share of Series B Preferred Stock a preferential cumulative dividend at an annual rate equal to the product of multiplying (A) $100 per share by the higher of the Wall Street Journal Prime Rate plus one percent (1%), or nine percent (9%). In no event will the dividend rate be greater than 12% per annum. The dividend shall be payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B Preferred Stock outstanding as of the first (1st) day of such month. In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares will be reduced to eighty-five percent (85%) of the otherwise applicable conversion price.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Nine months Ended August 31, 2006 Compared to the Nine months Ended August 31, 2005

Revenue. Total revenue for the nine months ended August 31, 2006 was $601,880, as compared to revenue of $150,571 for the nine months in the prior fiscal year, an increase of $451,309. In the current nine months ended August 31, 2006, as a result of the termination of the Company’s agreement with Xenotech, the Company recognized income for the remaining amount of deferred income associated with the Xenotech agreement which amounted to $533,333. In the prior year’s nine month period, the Company recognized deferred income under the Xenotech agreement of $85,714. Additionally, the Company recognized royalty income of $47,318 related to sales of its cell lines by Xenotech as compared to $60,667 in the prior year. Additionally, as a result of the termination of the Company’s agreement with Xenotech, the Company took over a sub-license that Xenotech had with Bristol Myers Squibb. During the current nine month period, the Company received an annual license fee of $55,000 that was initially recorded to deferred income with $17,328 recognized as income in the current nine month period.

Operating Expenses. Total operating expenses for the nine months ended August 31, 2006 were $4,001,507, representing an increase of $697,731, as compared to the same period in the prior fiscal year. This increase results from the Company increasing research and development expenses by $772,680 due to the formation of MCTI in September 2005 and the recent in-licensing of drug candidates. Selling, general and administrative expenses decreased by $66,579 (2.6%.) This is primarily due to decreases in stock based compensation for services (non cash expenses) in the current year.

Other income/(expense). Losses on the sale of marketable securities for the nine months ended August 31, 2006 were $22,151. There were no losses on the sale of marketable securities in the six month period in the prior fiscal year as the Company had no marketable securities in the prior year. The Company recognized a $136,016 gain on the sale of undeveloped land near the Grand Canyon in the prior year’s nine month period in addition to a loss of $14,286 on the abandonment of leasehold improvements, also in the prior year’s nine month period. There were no comparable items in the current fiscal year. Interest expense decreased $20,832 in the current year as a result of a reduction in the Company’s outstanding debt through payments and conversions of convertible notes and accrued interest into the Company’s common stock. Interest and dividend income for the nine months ended August 31, 2006 was $23,036, as compared to $80,391 in the previous year. This decrease is attributable to the Company having less available funds to invest in marketable securities in the current year. Also in the nine months ended August 31, 2006, the Company had a $409,687 increase in the minority interest in net loss of subsidiary due to an acquisition in September 2005.

Net Loss. Net loss for the nine months ended August 31, 2006 was $2,972,880, as compared to a net loss of $2,950,741 for the same period in the prior fiscal year, representing a decrease in the net loss of $22,139 (0.8%.) The primary reason for this reduced loss in the current year is due to the Company recognizing in income for the remaining amount of deferred income associated with the Xenotech agreement in the first quarter which amounted to $533,333. This increased income was partially offset by increased operating expenses as explained above.

Non-cash deemed dividend related to beneficial conversion feature of Series B preferred stock. In connection with the issuance of the Series B preferred stock and warrants, the Company recorded $1,700,000 related to the beneficial conversion feature on the Series B preferred stock and fair value of the warrants as a deemed dividend. This deemed dividend increased the carrying value of the preferred stock. A beneficial conversion feature is present because the effective conversion price of the Series B preferred stock was less than the fair value of the common stock on the date of issuance. The beneficial conversion feature on the issuance of the Series B preferred stock was calculated as $1,244,076. However, because the combined value of the beneficial conversion feature plus the value of the warrants issued to the Series B preferred holders as calculated using the Black-Scholes pricing model exceeded the carrying value of the net proceeds received in the private placement, the deemed dividend recorded was limited to $1,700,000. The deemed dividend increased the loss applicable to common stockholders in the calculation of basic loss per common share.

Preferred stock dividends. In connection with the issuance of the Series B preferred stock and warrants, commencing on the date of issuance of the Series B Preferred Stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company will pay on each outstanding share of Series B Preferred Stock a preferential cumulative dividend at an annual rate equal to the product of multiplying (A) $100 per share by the higher of the Wall Street Journal Prime Rate plus one percent (1%), or nine percent (9%). In no event will the dividend rate be greater than 12% per annum. The dividend shall be payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B Preferred Stock outstanding as of the first (1st) day of such month. In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares will be reduced to eighty-five percent (85%) of the otherwise applicable conversion price.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance of debt or equity instruments. The following is a summary of our key liquidity measures at August 31, 2006 and November 30, 2005:

	Aug. 31, 2006	Nov. 30, 2005
Cash and cash equivalents	$568,964	$1,515,475
Marketable securities	—	1,138,201

Total cash and cash equivalents and marketable securities	$568,964	$2,653,676

Current assets	$729,585	$2,806,708
Current liabilities	859,503	1,144,009

Working capital (deficiency)	$(129,918)	$1,662,699

Due to our financial condition at August 31, 2006, we do not believe that our existing funds and existing sources of funds (royalties and grant income) are sufficient to allow the Company to continue our operations without making adjustments to our current programs beyond October 31, 2006. Additionally, with our strategic shift in focus to therapeutic programs and technologies, we expect our future cash requirements to increase significantly as we advance our therapeutic programs into clinical trials. Until we are successful in raising additional funds, we may have to prioritize our therapeutic programs and delays may be necessary in some of our development programs. Specifically, one of our current priorities is for the development of MCT-125 (i.e. a potential treatment for fatigue in patients with MS) and we must make a milestone payment due on October 31, 2006 to Amarin Neuroscience in order for us to maintain our rights to MCT-125. If we cannot make such payment, Amarin Neuroscience will have the right to terminate our rights to MCT-125. As a result, the Company is actively seeking to raise additional funds for its current operations through the sale of our common and/or preferred stock, warrants and /or the issuance of debt.

On May 3, 2006, MultiCell entered into a common stock purchase agreement with Fusion Capital, which was amended and restated on October 5, 2006. Under the agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from the Company up to an aggregate amount of $8 million from time to time over a 25 month period. MultiCell has authorized 8,000,000 shares of its common stock for sale to Fusion Capital under the agreement. The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the agreement. The Company does not have the right to commence any sales of its shares to Fusion Capital until the SEC has declared effective the registration statement. After the SEC has declared effective such registration statement, generally the Company has the right but not the obligation from time to time to sell its shares to Fusion Capital in amounts between $50,000 and $1 million depending on certain conditions. MultiCell has the right to control the timing and amount of any sales of its shares to Fusion Capital. The purchase price of the shares will be determined based upon the market price of the Company’s shares without any fixed discount. Fusion Capital shall not have the right nor the obligation to purchase any shares of MultiCell’s common stock on any business day that the price of its common stock is below $0.20. The agreement may be terminated by MultiCell at any time at the Company’s discretion without any cost to the Company.

If the holders of our Series B redeemable convertible preferred stock do not elect to require the Company use 25% of the gross proceeds received by the Company to repurchase and redeem their Series B shares or Series B shares converted into common stock, we anticipate using the proceeds from this financing for general corporate purposes, including the advancement of MCT-125 in a pivotal Phase IIb/III clinical trial for the treatment of fatigue in Multiple Sclerosis.

As consideration for entering into the original transaction on May 3, 2006, MultiCell issued to Fusion Capital 1,572,327 shares of its common stock and warrants to purchase an additional 1,572,327 shares of its common stock at a price of $0.01 per share. Upon execution of the amended and restated purchase agreement on October 5, 2006, Fusion Capital will retain the original 1,572,327 shares of common stock and return the warrant to the Company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Liquidity and Capital Resources (continued)

On July 14, 2006, the Company completed a private placement of Series B convertible preferred stock. A total of 17,000 Series B shares were sold to accredited investors at a price of $100 per share. The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Conversion Price.”) The Conversion Price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the Conversion Price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options.) The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion. The Series B preferred stock does not have voting rights. Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company will pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (a) the Wall Street Journal Prime Rate plus 1%, or (b) 9%. In no event will the dividend rate be greater than 12% per annum. The dividend will be payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B Preferred Stock outstanding as of the first day of that month. In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares will be reduced to 85% of the otherwise applicable conversion price.

If the Company draws any proceeds from the Company’s equity line credit facility with Fusion Capital, the purchasers may require the Company to use 25% of the gross proceeds received by the Company under such equity line to repurchase and redeem purchaser’s Series B Shares or Series B Preferred shares converted into Common Stock, as determined in the discretion of such purchaser. Series B Shares so redeemed shall be redeemed at $100 per share, plus accrued and unpaid dividends thereon, and shares of Common Stock so redeemed shall be redeemed at a price per share equal to the value weighted average closing price of the Company’s Common Stock over the immediately preceding five trading days, plus accrued and unpaid dividends thereon.

Until the earlier of (a) two (2) years after the closing date or (b) the date upon which all of the Series B Shares have been converted into Common Stock, the purchasers shall have a right of first refusal on any financing in which the Company is the issuer of debt or equity securities. If (a) the Company raises debt or equity financing during the right of first refusal period, (b) the Company’s Common Stock is trading below the conversion price of the Series B Shares at the time of such financing, and (c) the purchasers do not exercise their right of first refusal, then the Company shall, at the option of any purchaser, use 25% of the net proceeds from such financing to redeem such purchasers’ shares of Series B Preferred Stock or Common Stock, as determined by such purchaser. The redemption price shall be determined in the same manner as any redemption set forth in the preceding paragraph. In addition, if an event of default (as defined in the agreement) occurs, the conversion price of the Series B Shares (as set forth below) shall be reduced to 85% of the then applicable conversion price of such shares.

In addition, the purchasers also received warrants to acquire up to 10,500,000 shares of the Company’s common stock. The terms associated with the warrants are described in Note 6. In the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding share of Series B preferred stock shall be entitled to be paid second in priority to the Series I preferred stock holders out of the assets of the Company available for distribution to stockholders, an amount equal to $100 per share of Series B preferred stock held plus any declared but unpaid dividends. After such payment has been made in full, such holders of Series B preferred stock shall be entitled to no further participation in the distribution of the assets of the Company.

The two transactions entered into on October 5, 2006 and July 14, 2006, in addition to future capital raising activities, we believe may allow us greater flexibility in the development of our products and product candidates, additional liquidity, and the ability to complete strategic mergers and acquisition of product candidates for development.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Liquidity and Capital Resources (continued)

Cash provided by (used in) operating, investing and financing activities for the nine months ended August 31, 2006 and 2005 is as follows:

	Aug. 31, 2006	Aug. 31, 2005 (As Restated)
Operating activities	$(3,057,021)	$(2,098,624)
Investing activities	493,240	(593,315)
Financing activities	1,617,270	3,906,846

Net increase (decrease) in cash and cash equivalents	$(946,511)	$1,214,907

Operating Activities

The most significant difference between our net loss and our cash used in operating activities is due to non-cash charges included in our net loss for services that are paid through the issuance of common stock, options and warrants ($475,305 in 2006 and $978,378 in 2005.) During the first nine months of 2006, another significant difference between our net loss for the quarter and our cash used in operations was due to the inclusion in income of a non-cash item related to the remaining amount of deferred income associated with the Xenotech agreement which amounted to $533,333. Other non-cash charges included in our net loss include an allowance for bad debts recorded in 2006 ($47,519), depreciation and amortization ($112,682 in 2006 and $121,052 in 2005) and non-cash charges related to minority interest in loss of subsidiary ($430,368 in 2006 and $20,681 in 2005.) Changes in operating assets and liabilities decreased the cash used in operations in 2006 ($184,880) but increased the cash used in operations in 2005 ($99,902) offsetting the effects of the above mentioned non-cash charges.

Investing Activities

Net cash provided by investing activities in 2006 related to the sale of marketable securities to fund the operations of the Company which amounted to $1,114,488. In the prior year, we purchased marketable securities amounting to $1,153,025. In the current year, the cash provided from the sale of marketable securities was offset by cash licensing fee payment of $600,000 that was capitalized in the Company’s balance sheet and will be amortized on a straight-line basis over twenty years (see Note 7.) On June 28, 2006, the Company entered into a letter agreement with Amarin amending the timing of the second license payment to be made to Amarin as outlined in the original License Agreement. In that letter agreement, the parties agreed to extend the deadline for the Company to make its second licensing payment which was to be made in May 2006. Under the terms of the agreement, the original second payment due to Amarin will be split into three payments. The first payment of $100,000 was due and paid 10 days after the closing of a financing for the Company (closed on July 14, 2006), the second payment will be due within 30 days of the Company’s registration statement for an equity line being declared effective by the SEC and the final payment will be due October 31, 2006. In no event will the remaining payments be due after October 31, 2006. In the event that the Company defaults in making any of the required payments under the letter agreement, Amarin will have, at its option, the right to terminate the License Agreement by giving seven days prior written notice to MultiCell Technologies at any time. In the first quarter of 2005, we generated $600,000 from the collection of a note receivable. Cash used in investing activities in both years related to the purchase of equipment.

Financing Activities

Net cash provided by financing activities in the nine month period ended August 31, 2006 related primarily to a $1,700,000 private placement completed in July 2006 resulting in net proceeds of $1,660,000, in exchange for the issuance of 17,000 shares of Series B preferred stock and 10,500,000 warrants. This transaction has substantially improved the Company’s liquidity position at August 31, 2006. Additionally, the Company paid $35,000 to investment bankers during the nine months ended August 31, 2006 for due diligence and legal fees associated with potential financings for the Company. Net cash provided by financing activities in the nine month period ended August 31, 2005 related primarily to a $4,000,000 private placement completed in February 2005 resulting in net proceeds of $3,441,721, in exchange for the issuance of 5,333,333 shares of common stock and related warrants. This transaction substantially improved the Company’s liquidity position at that time. The Company additionally received $465,125 in the prior year due to the exercise of stock options and warrants outstanding at that time.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (continued)

Through August 31, 2006, a significant portion of our financing has been provided through private placements of preferred and common stock and the exercise of stock options and warrants. We have in the past increased, and if funding permits plan to increase further, our operating expenses in order to fund higher levels of product development, undertake and complete the regulatory approval process, and increase our administrative resources in anticipation of future growth. In addition, acquisitions such as MCTI increase operating expenses and therefore negatively impact, in the short term, the liquidity position of the Company. We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional equity securities, debt financing and/or the sale or licensing of our technologies. We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures. We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund expansion, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

As described in Note 3 to our Condensed Consolidated Financial Statements, in the preparation of the Company’s Annual Report on Form 10-KSB, management identified errors in connection with the Company’s accounting for stock options and warrants issued to consultants and Scientific Advisory Board members during fiscal years 2004 and 2005. The errors in recording these costs resulted in the restatement of the Company’s financial statements for the year ended November 30, 2004 and for the nine months ended August 31, 2005. Additionally, in the preparation of the Company’s Quarterly Report on Form 10-QSB for the period ended August 31, 2006, management identified that an option grant approved by its board of directors had not been recorded during the three months ended August 31, 2006. The error in recording this cost was not material to the Company’s financial statements for the three and nine months ended August 31,2006.

The Company’s Chief Executive Officer and former Chief Financial Officer had previously concluded that our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), were effective for the years ended November 30, 2005 and 2004 and for the three and nine months ended August 31, 2006 and 2005. However, in connection with the restatement of our financial statements and the preparation of our Quarterly Report on Form 10-QSB, as described above, we performed an evaluation, under the supervision of our Chief Executive Officer and our acting Chief Financial Officer (the Company’s prior Chief Financial Officer resigned effective October 5, 2006 as disclosed in a Form 8K filed on September 29, 2006) for the period January 2006 through October 2006, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon such evaluation, these officers concluded that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below. Notwithstanding the existence of this material weakness, our management, including our Chief Executive Officer and our current acting Chief Financial Officer (effective October 5, 2006), believes that the consolidated financial statements included in this quarterly report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of the annual reporting period ended November 30, 2005 and the nine months ended August 31, 2006, the Company did not maintain effective controls over Company’s accounting for stock options and warrants. Specifically, the Company’s accounted for various warrant and stock option grants recording a one-time charge calculated using the Black-Scholes valuation model, when in fact, no charge should have been recognized. The Company also granted warrants and options to consultants and advisory board members and also recognized a one-time charge when these warrants and options should have been subject to variable accounting. This control deficiency resulted in the restatement of the Company’s previously issued interim financial statements for the first three quarters of fiscal 2005, the interim periods of fiscal 2004 and for the fiscal year 2004. Additionally, an option grant approved by the Company’s board of directors had not been properly recorded during the three months ended August 31, 2006. This error was not material to the Company’s financial statements for the three and nine month periods ended August 31, 2006. There can be no assurance, however, that a material error could not have occurred. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Item 3. CONTROLS AND PROCEDURES (continued)

The Audit Committee of our Board of Directors conducted an investigation of the accounting errors. As a result of this investigation, under the direction of our Audit Committee, management developed and implemented additional measures designed to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported accurately. These measures include:

•	the addition of a full time Chief Financial Officer to our management team as soon as possible; and

•	a detailed review of all equity transactions recorded during the two year period ended November 30, 2005 and during the nine months ended August 31, 2006 to determine the proper financial statement treatment.

Changes in Internal Control Over Financial Reporting

We believe that, with the additional measures proposed by the Company, our system of internal controls and our disclosure controls and procedures will be adequate to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and accurately reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). We cannot yet be certain that these remediation efforts will sufficiently cure our identified material weakness. Furthermore, we have not tested the operating effectiveness of the remediated controls as of August 31, 2006. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.

Other than as noted above, there have been no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the nine months ended August 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(B) Changes in Internal Control Over Financial Reporting

Other than as noted above, there have been no changes in our internal control over financial reporting or in other factors during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or could be reasonably likely to materially affect, our internal control over financial reporting during the nine months ended August 31, 2006.

PART II. OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

NONE.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

Item 3: DEFAULTS UPON SENIOR SECURITIES

NONE

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

Item 5: OTHER INFORMATION

NONE

Item 6: EXHIBITS:

EXHIBIT INDEX

Exhibit Number	Description
2.1(1)	Asset Contribution Agreement dated September 7, 2005 by and among the Registrant, Astral Therapeutics, Inc., Alliance Pharmaceutical Corp., and Astral, Inc.

3.1(2)	Certificate of Incorporation, as filed on April 28, 1970.

3.2(2)	Certificate of Amendment, as filed on October 27, 1986.

3.3(2)	Certificate of Amendment, as filed on August 24, 1989.

3.4(2)	Certificate of Amendment, as filed on July 31, 1991.

3.5(2)	Certificate of Amendment, as filed on June 13, 2000.

3.6(2)	Certificate of Amendment, as filed on August 14, 1991.

3.7(3)	Certificate of Amendment, as filed on May 18, 2005

3.8(4)	Certificate of Correction, as filed June 2, 2005.

3.9(3)	Bylaws, as amended May 18, 2005

4.1(2)	Specimen Stock Certificate.

4.2(5)	Certificate of Designations of Preferences and Rights of Series I Convertible Preferred Stock, as filed on July 13, 2004.

4.3(6)	Standstill Agreement, dated as of February 11, 2005, between the Registrant and Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Mercator Advisory Group, LLC, Monarch Pointe Fund, LTD, Telstar Limited, Search Capital, Golden Mist Limited, Pentagon Special Purpose Fund, LTD, Anthony Capozza, Steve Capozza, Mark Elliot Schlanger, Asset Mangers International, LTD.

4.4(6)	Registration Rights Agreement dated as of February 11, 2005, between the Registrant Mercator Momentum Fund, LP, Mercator Momentum Fund III, LP, Mercator Advisory Group, LLC, Monarch Pointe Fund, LTD, Telstar Limited, Search Capital, Golden Mist Limited, Telstar Limited, Pentagon Special Purpose Fund, LTD, Anthony Capozza, Steve Capozza, Mark Elliot Schlanger, Asset Managers International, LTD.

4.5(6)	Warrant to Purchase Common Stock dated as of August 1, 2005, granted to Anthony J. Cataldo.

4.6(6)	Warrant to Purchase Common Stock dated as of August 1, 2005, granted to Capstone Investments.

4.7(1)	Warrant to Purchase Common Stock dated September 7, 2005 issued by the Registrant to Mixture Sciences, Inc.

4.8(7)	Form of Warrant to Purchase Common Stock dated February 1, 2006 issued by the Registrant to Trilogy Capital Partners, Inc.

4.9(8)	Form of Warrant to Purchase Common Stock (Cashless Exercise) dated July 14, 2006 issued by the Registrant to certain investors.

4.10(8)	Form of Warrant to Purchase Common Stock (Cash Exercise), dated July 14, 2006, issued by the Registrant to certain investors.

4.11(8)	Certificate of Designation of Series B Convertible Preferred Stock, as filed on July 14, 2006.

4.12(8)	Form of Registration Rights Agreement dated July 14, 2006 by and between the Registrant and certain investors.

4.13(11)	Amended and Restated Registration Rights Agreement, dated as of October 5, 2006, by and between the Registrant and Fusion Capital Fund II, LLC.

10.1(8)	Form of Shares of Series B Convertible Preferred Stock and Common Stock Warrants Subscription Agreement dated July 14, 2006 by and between the Registrant and certain investors.

10.2(9)	Separation Agreement and Release by and between the Company and Anthony Cataldo dated July 25, 2006.

10.3(10)	Separation Agreement and Release by and between the Company and Gerard A. Wills dated September 28, 2006.

10.4(10)	Consulting Agreement by and between the Company and Gerard A. Wills, dated September 28, 2006.

10.5(11)	Amended and Restated Common Stock Purchase Agreement, dated as of October 5, 2006, by and between the Registrant and Fusion Capital Fund II, LLC.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
(1)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on September 8, 2005.
(2)	Incorporated by reference from exhibits to our Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed on May 6, 2005.
(3)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on May 18, 2005.
(4)	Incorporated by reference from exhibits to our Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed on September 2, 2005.
(5)	Incorporated by reference from exhibits to our Registration Statement on Form SB-2 filed on August 12, 2004.
(6)	Incorporated by reference from exhibits to our Annual Report on Form 10-KSB filed on February 28, 2005.
(7)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on February 6 2006.
(8)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on July 19, 2006.
(9)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on July 28, 2006.
(10)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on September 29, 2006.
(11)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on October 5, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTICELL TECHNOLOGIES, INC.

October 16, 2006	By:	/s/ Stephen Chang
Stephen Chang Chief Executive Officer, President and Director (principal executive officer)

October 16, 2006	By:	/s/ W. Gerald Newmin
W. Gerald Newmin Chairman, Chief Financial Officer, Secretary and Director (principal financial and accounting officer)