Form 10KSB
period 2006-11-30
MultiCell Technologies, Inc.
filed 2007-03-15
CIK 811779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2006.

Commission File Number: 001-10221

MultiCell Technologies, Inc. (Name of small business issuer in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	52-1412493 (IRS Employer Identification No.)

701 George Washington Highway Lincoln, RI 02865 401-333-0610 (Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State issuer's revenues for its most recent fiscal year: $679,881.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days (based upon shares held by non-affiliates and the closing price of $.20 per share for the common stock on the over-the counter market as of February 28, 2007: $8,168,779

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 40,843,896 shares of common stock as of February 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-KSB.

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

PART I

DESCRIPTION OF BUSINESS

About MultiCell Technologies, Inc.

MultiCell Technologies, Inc. was incorporated in Delaware on April 28, 1970 as Exten Ventures, Inc., subsequently the Company changed its name to Exten Industries, Inc. (“Exten”). An agreement of merger between Exten and MultiCell was entered into on March 20, 2004 whereby MultiCell ceased to exist and all of its assets, property, rights and powers, as well as all debts due it, were transferred to and vested in Exten as the surviving corporation. Effective April 1, 2004 Exten changed its name to MultiCell Technologies, Inc. (“MultiCell”). MultiCell operates three subsidiaries, MCT Rhode Island Corp., Xenogenics Corporation (“Xenogenics”), and as of September 2005, MultiCell holds approximately 67% of the outstanding shares (on an as if converted basis) of a newly formed subsidiary, MultiCell Immunotherapeutics, Inc. (“MCTI”). As used herein, the “Company” refers to MultiCell, together with MCT Rhode Island Corp., Xenogenics, and MCTI. Our principal offices are at 701 George Washington Highway, Lincoln, RI 02865. Our telephone number is (401) 333-0610.

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

Our Therapeutic Programs MultiCell is pursuing research and development targeting degenerative neurological diseases, including multiple sclerosis, or MS, metabolic and endocrinological disorders, including Type-1 diabetes, infectious diseases, including hepatitis, sepsis and influenza, and degenerative ocular diseases, including macular degeneration. MultiCell’s primary focus is advancing its lead drug candidate for the treatment of relapse remitting MS, and its lead drug candidate for the treatment of Type-1 diabetes.

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

Approximately 350,000 individuals have been diagnosed with MS in the United States and more than one million persons worldwide are afflicted with MS. An estimated 10,000 new MS cases are diagnosed in the USA annually. Initial symptoms typically manifest themselves between the ages of 20 and 40; symptoms rarely begin before 15 or after 60 years of age. Women are almost twice as likely to get MS as men, especially in their early years. People of northern European heritage are more likely to be affected than people of other racial backgrounds, and MS rates are higher in the United States, Canada, and Northern Europe than in other parts of the world. MS is very rare among Asians, North and South American Indians, and Eskimos.

MCT-125 for the treatment of fatigue in patients with multiple sclerosis

Fatigue is the most common symptom in MS. Overall, greater than 75% of persons with MS report having fatigue, and 50% to 60% report it as the worst symptom of their disease. Fatigue can severely affect an individual's quality of life and functioning, even if the level of disability appears to be insignificant to the outside observer. Many MS care providers are unaware that fatigue is also a major reason for unemployment, especially for those individuals with otherwise minor disability. Moreover, fatigue in MS has a severe effect on patients' ability to feel as if they have control over their illness. Perhaps the most dramatic evidence that fatigue is a distinct symptom of MS comes from the clinical characteristics that have been recognized by clinicians for years. These characteristics include the sensitivity of MS fatigue patients to heat as well as the fact that in about 30% of MS patients, fatigue predates other symptoms of MS. In addition, clinical observation has shown that MS fatigue exhibits relapsing-remitting characteristics. Many individuals appear to have "fatigue relapses".

Individuals can suffer from weeks of extraordinary fatigue for no apparent reason, then report feeling not fatigued for a period of time followed by a relapse of feeling fatigued; these episodes may or may not be associated with the typical symptoms of an MS relapse. All of these characteristics suggest that fatigue is not a secondary effect of MS, but is a primary part of the disease itself.

In January 2006, MultiCell exclusively licensed LAX-202 from Amarin Corporation plc for the treatment of fatigue in patients suffering from multiple sclerosis. MultiCell renamed LAX-202 to MCT-125, and will further evaluate MCT-125 in a pivotal Phase IIb/III clinical trial. In a 138 patient, multi-center, double-blind placebo controlled Phase II clinical trial conducted in the UK by Amarin, LAX-202 demonstrated efficacy in significantly reducing the levels of fatigue in MS patients enrolled in the study. LAX-202 proved to be effective within 4 weeks of the first daily oral dosing, and showed efficacy in MS patients who were moderately as well as severely affected. LAX-202 demonstrated efficacy in all MS patient sub-populations including relapsing-remitting, secondary progressive and primary progressive. Patients enrolled in the Phase II trial conducted by Amarin also reported few if any side effects following daily oral dosing of LAX-202. MultiCell intends to proceed with the anticipated pivotal Phase IIb/III trial of MCT-125 using the data generated by Amarin for LAX-202 following discussions with the regulatory authorities.

MCT-175 for the treatment of relapsing-remitting multiple sclerosis

Currently there is no cure for MS, but there are treatments both to slow down the course of the disease and to mitigate against its effects. These drugs are called disease modifying drugs. Disease modifying drugs such as the beta interferons and glatiramer acetate work by suppressing, or altering, the activity of the body's immune system. These therapies are based on the theory that MS is, at least in part, a result of an abnormal response of the body's immune system that causes it to attack the myelin sheath surrounding nerves. These medications work to reduce the frequency and severity of attacks, and help to minimize the development of new brain lesions. Disease modifying drugs help to improve the quality of life for many people with MS. Therefore, most doctors suggest patients be treated with one of these drugs as soon as a diagnosis of relapsing-remitting MS has been made.

MultiCell is developing MCT-175 as a disease modifying therapy to slow the progression of relapsing-remitting multiple sclerosis. MCT-175 was developed using MultiCell's epitope-based T-cell immunotherapy, or ETI, technology platform. MCT-175 is a myelin proteolipid protein chimeric IgG construct, which has demonstrated proof of concept in the preclinical experimental autoimmune encephalomyletisis, or EAE, mouse model.

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

MultiCell’s lead diabetes drug candidate MCT-275 is indicated for the treatment of Type-1 diabetes. MCT-275 is a chimeric immunoglobulin therapeutic derived using the company’s ETI and T-cell tolerance technologies, which contains antigenic peptide sequences from GAD 65 and insulin that can be presented on DR4/DQ8 HLA class II molecules. The binding of these epitope bearing immunoglobulins to Fc receptors results in endocytosis allowing the specific peptide to be presented on MHC class II molecules. Because this chimeric immunoglobulin is able to present in the absence of inflammatory signals, MultiCell believes it is likely that the presentation of these peptides on MHC class II molecules will result in anergy in antigen reactive CD4 cells and/or the induction of T regulatory cells. In the case of autoimmune diseases such as Type-1 diabetes, the immune response generated by the fusion proteins located on the chimeric immunoglobulin suppresses the otherwise unwanted T1 cytokine pro-inflammatory response that occurs in autoimmune diseases. MCT-275 will be tested for use in treating Type-1 diabetes and is expected to enter Phase I/II trials in mid 2008 subject to external private or government funding.

We are focusing our efforts primarily on advancing MCT-175 and MCT-275. If funds are sufficient, we intend to pursue one or more of our other therapeutics programs and our technologies described below.

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

MultiCell’s drug candidate MCT-465 is indicated as a prospective anti-viral therapy for the treatment of influenza A infections. MCT-465 is a dsRNA molecule designed to exploit the body’s TLRs ability to recognize generic molecules related to pathogens. In preclinical studies, originally published in the Journal of Clinical Investigation, MCT-465 reduced pulmonary influenza A H1N1 virus titers by 1,000-fold in mouse models, resulting in barely detectable levels of the virus. The results suggest MCT-465 may also be able to reduce influenza A H5N1 viral load, also known as the “bird flu” or “avian flu” virus. The H5N1 strain of influenza A virus is genetically similar to the H1N1 strain of influenza A virus. MultiCell is planning further preclinical studies to determine the effectiveness of MCT-465 to induce immunity in mice infected by the H5N1 influenza A virus in 2007 with academic collaborators.

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

Our Cellular System Technologies: MultiCell Technologies has specialized in developing primary cell immortalization technologies to produce cell-based assay systems for use in drug discovery. While we plan to focus our efforts on our lead drug candidates, if we can raise sufficient funds we also intend to continue to pursue our cellular technologies initiatives.

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

We use certain licenses granted to us under various licensing agreements. We also use trade secrets and proprietary knowledge unprotected by patents, that we protect, in part, by confidentiality agreements. It is our policy to require our employees, directors, consultants, licensees, outside contractors and collaborators, scientific advisory board members and other advisors to execute confidentiality agreements upon the commencement of their relationships with us. These agreements provide that all confidential information made known to the individual in the course of the individual's relationship with the Company be kept as confidential and not be disclosed to third parties except in specific limited and agreed upon circumstances. We also require signed confidentiality or material transfer agreements from any company that is to receive our confidential information. In the case of employees, consultants and contractors, the agreements generally provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of the Company. There can be no guarantee that these agreements will not be violated or that we would have adequate remedies for such violation or that our trade secrets or proprietary knowledge will not become known by or independently developed by competitors.

Any proprietary protection that our Company can obtain and maintain will be important to our business.

On September 7, 2005, MCTI, entered into an Asset Contribution Agreement (the “Agreement”) with MultiCell Technologies, Alliance Pharmaceutical Corp. ("Alliance"), and Astral, Inc. ("Astral," and together with Alliance, ("Transferors"). Pursuant to the Agreement, MCTI issued 490,000 shares of common stock to Alliance in consideration for the acquisition of certain assets and the assumption of certain liabilities relating to Transferors' business. The intellectual property acquired by MCTI includes ten United States and twenty foreign issued and pending patents and patent applications related to chimeric antibody technology, treatment of Type 1 diabetes, T-cell tolerance, toll-like receptor technology, dendritic cells, dsRNA technology and immunosuppression

In December 2003, we acquired the exclusive worldwide rights to US Patent # 6129911, for Liver Stem Cells from Rhode Island Hospital. We agreed to pay an annual license fee of $20,000 for the first three years of the agreement and $10,000 per annum thereafter until a product is developed. Once a product is developed, if ever, the annual license fee will end and we will pay Rhode Island Hospital a 5% royalty on net sales of any product we sell covered by the patent until we pay an aggregate of $550,000 in royalties and a 2% royalty thereafter until the expiration of the patent. In April, 2005, the Company was granted US Patent # 6872389 for the liver stem cell invention of Dr. Ron Faris, MultiCell’s Senior Vice President and Chief Scientific Officer. This patent contains twenty-four claims to a method of obtaining a population of liver cell clusters from adult stem cells and is an important enhancement to the Company’s adult stem cell portfolio. The Company has an exclusive, long-term license agreement with Rhode Island Hospital for use of the following patents owned by the hospital related to liver cell lines and Liver Assist Devices (LADs):

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

On November 3, 2003, Xenogenics was notified by the United States Patent and Trademark Office that its patent application for an "Artificial Liver Apparatus And Method", the Sybiol® Synthetic Bio-Liver Device, will be allowed. United States patent 6,858,146 was issued in 2005. The Sybiol® trademark is registered in the United States Patent and Trademark Office, number 2,048,080.

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

Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animals. The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Our submission of an IND, or those of our collaborators, may not result in FDA authorization to commence a clinical trial. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board, or IRB, for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that center and it must monitor the clinical trial until completed. The FDA, the IRB or the clinical trial sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive Good Clinical Practice, or GCP, regulations and regulations for informed consent.

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

New Drug Application. The results of drug candidate development, preclinical testing and clinical trials are submitted to the FDA as part of an NDA. The NDA also must contain extensive manufacturing information. Once the submission has been accepted for filing, by law the FDA has 180 days to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data or an additional pivotal Phase III clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we or our collaborators do. Once issued, the FDA may withdraw a drug approval if ongoing regulatory requirements are not met or if safety problems occur after the drug reaches the market. In addition, the FDA may require further testing, including Phase IV clinical trials, and surveillance programs to monitor the effect of approved drugs which have been commercialized. The FDA has the power to prevent or limit further marketing of a drug based on the results of these post-marketing programs. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to a drug, including changes in indications, labeling or manufacturing processes or facilities, we may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require us to develop additional data or conduct additional preclinical studies and clinical trials.

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

When appropriate, we and our collaborators intend to seek fast track designation or accelerated approval for our drug candidates. We cannot predict whether any of our drug candidates will obtain a fast track or accelerated approval designation, or the ultimate impact, if any, of the fast track or the accelerated approval process on the timing or likelihood of FDA approval of any of our drug candidates.

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

Other regulatory requirements. Any drugs manufactured or distributed by us or our collaborators pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a drug from distribution, or withdraw approval of the NDA for that drug.

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

Research and Development

In fiscal year 2006, our Company spent $2,252,250 on research and development. Research and development costs during fiscal year 2005 were $947,764. These efforts have been towards improving the functionality of our immortalized hepatocytes, introducing products utilizing these cells and expanding our intellectual property base. Improvements in the function of our immortalized hepatocytes will open more markets and expand the usage in the current markets for our cells.

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

Employees

As of November 30, 2006 we had eight full-time employees and one part-time employee.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

Risks Related To Our Business

Our drug candidates and cellular systems technologies are in the early stages of clinical testing and we have a history of significant losses and may not achieve or sustain profitability.

Our drug candidates are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. Similarly, some of our cellular systems technologies are in early stages of development and require further development before they may be commercially viable. We have incurred a substantial accumulated deficit since our inception in 1970. As of November 30, 2006, our accumulated deficit was $33,059,714. Our losses have primarily resulted from significant costs associated with the research and development relating to our cellular systems technologies and other operating costs. We expect to incur increasing losses for at least several years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our drug candidates, and commercialize any approved drugs and as we continue to advance our cellular systems technologies business. If our drug candidates fail in clinical trials or do not gain regulatory approval, or if our drugs and cellular systems technologies do not achieve market acceptance, we will not achieve or maintain profitability. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

Going Concern

Our independent auditors have added explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended November 30, 2006, relative to our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Due to our financial condition at November 30, 2006, we do not believe that our existing funds and existing sources of funds (royalties and grant income) are sufficient to allow the Company to continue our operations without making adjustments to our current programs beyond March 31, 2007. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures. We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional securities, debt financing and/or the sale or licensing of our technologies. We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources. Although we raised gross proceeds of $1.6 million in July 2006 and $4 million in February 2005, in private placements, we do not have any binding commitment with regard to future financing. If adequate funds are not available or are not available on acceptable terms, we may be unable to pursue our therapeutic programs, fund expansion of our cellular technologies business, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

We have never generated, and may never generate, revenues from commercial sales of our drug and/or therapeutic candidates and we may not have drugs and / or therapeutic products to market for at least several years, if ever.

We currently have no drugs and/or therapeutic products for sale and we cannot guarantee that we will ever have marketable drugs and/or therapeutic products. We must demonstrate that our drug and/or therapeutic products candidates satisfy rigorous standards of safety and efficacy to the Food and Drug Administration, or FDA, and other regulatory authorities in the United States and abroad. We and our partners will need to conduct significant additional research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of our drug candidates and/or therapeutic products. In addition, to compete effectively, our drugs and/or therapeutic products must be easy to use, cost-effective and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. We cannot be certain that the clinical development of our drug candidates in preclinical testing or clinical development will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other research programs will yield a drug candidate suitable for entry into clinical trials. We do not expect any of our drug and/or therapeutic products candidates to be commercially available for several years, if at all. The development of one or more of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of drug candidates.

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

The Sybiol® synthetic bio-liver device will be classified as a "biologic" regulated under the Public Health Service Act and the Food, Drug and Cosmetic Act. The use of human immortalized liver cells for this application will also be regulated by the FDA. We have not yet begun the regulatory approval process for our Sybiol® biosynthetic liver device with the FDA. We may, when adequate funding and resources are available, begin the approval process. If we are able to validate the device design, then we currently plan to find a partner to take the project forward. Before human studies may begin, the cells provided for the system will be subjected to the same scrutiny as the Sybiol device. We will need to demonstrate sufficient process controls to meet strict standards for a complex medical system. This means the cell production facility will need to meet the same Good Manufacturing Practice ("GMP") standards as those pertaining to a pharmaceutical company.

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

•
the exercise of outstanding options and warrants, the conversion of outstanding convertible preferred stock and debt and the issuance of additional options, warrants, preferred stock and convertible debt;

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

The Company does not intend to pay dividends on its common stock in the foreseeable future. There can be no assurance that the operation of the Company will result in sufficient revenues to enable the Company to operate at profitable levels or to generate positive cash flows. Further, dividend policy is subject to the discretion of the Company's Board of Directors and will depend on, among other things, the Company's earnings, financial condition, capital requirements and other factors.

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

Item 2. DESCRIPTION OF PROPERTY

On April 6, 2005, the Company entered into a three-year sublease agreement for new research and administrative facilities. Remaining basic rental commitments under the sublease agreement as of November 30, 2006 total $143,479 payable as follows; $103,778 and $39,701 in the years ending November 30, 2007 and November 30, 2008, respectively. The sublease agreement also provides for an optional three-year renewal period. As a result of the relocation of operations during the year ended November 30, 2005, the Company recognized a loss associated with the abandonment of leasehold improvements of $14,286.

On September 1, 2006, the Company entered into a one-year sublease agreement to lease a San Diego, California research facility. Remaining basic rental commitments under the sublease agreement as of November 30, 2006 total $42,164 payable as follows: $42,164 in the year ending November 30, 2007.

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

The table below gives the range of high and low bid prices of our common stock for the fiscal years ended November 30, 2006 and November 30, 2005 based on information provided by the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without mark-up, mark-down or commissions and may not necessarily represent actual transactions or a liquid trading market.

Fiscal Year Ended November 30, 2006
	High	Low
First quarter	$.75	$.47
Second quarter	$.60	$.34
Third quarter	$.44	$.32
Fourth quarter	$.46	$.24

Fiscal Year Ended November 30, 2005
	High	Low
First quarter	$2.35	$.75
Second quarter	$1.55	$.80
Third quarter	$1.35	$.90
Fourth quarter	$1.00	$.50

No cash dividends have been paid on our common stock for the 2006 and 2005 fiscal years and no change of this policy is under consideration by the Board of Directors.

The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our Company's earnings, financial requirements, and opportunities for reinvesting earnings, business conditions, and other factors. There are otherwise no restrictions on the payment of dividends. The number of registered shareholders of record of our Company's Common Stock on February 28, 2007 was approximately 1,053.

The following table summarizes the securities authorized for issuance under equity compensation plans as of November 30, 2006:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by shareholders	2,982,000	$1.14	4,900,600
Equity compensation plans not approved by shareholders
Warrants issued	23,160,545	$0.58
	26,142,545	$0.64

The shares of common stock may be issued pursuant to stock awards may include an annual increase to be added of the first day of each Company fiscal year, beginning in 2005 and ending in (and including) 2013, equal to the lesser of the following amounts: (a) 15% of the Company’s outstanding shares of common stock on the day preceding the first day of such fiscal year; (b) 5,000,000 shares of common stock; or (c) an amount determined by the Board.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The Management’s Discussion and Analysis for the years ended November 30, 2006 and 2005 presented below.

Overview

MultiCell Technologies, Inc. was incorporated in Delaware on April 28, 1970 as Exten Ventures, Inc., subsequently the Company changed its name to Exten Industries, Inc. (“Exten”). An agreement of merger between Exten and MultiCell was entered into on March 20, 2004 whereby MultiCell ceased to exist and all of its assets, property, rights and powers, as well as all debts due it, were transferred to and vested in Exten as the surviving corporation. Effective April 1, 2004 Exten changed its name to MultiCell Technologies, Inc. (“MultiCell”) MultiCell operates three subsidiaries, MCT Rhode Island Corp., Xenogenics Corporation (“Xenogenics”), and as of September 2005, MultiCell holds approximately 67% of the outstanding shares (on an as if converted basis) of a newly formed subsidiary, MultiCell Immunotherapeutics, Inc. (“MCTI”). As used herein, the “Company” refers to MultiCell, together with MCT Rhode Island Corp., Xenogenics, and MCTI. Our principal offices are at 701 George Washington Highway, Lincoln, RI 02865. Our telephone number is (401) 333-0610.

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

In August 2003, MultiCell signed an exclusive sales, manufacturing and distribution agreement for the use of two of its cell lines by XenoTech, an unrelated party. The agreement, which is for a term of seven years, required XenoTech to make an initial non-refundable payment of $800,000 to MultiCell in August 2003. This payment represented consideration for and a guarantee of Nosan’s (XenoTech’s distributor) right of first negotiation for distribution rights for the Asia Pacific Rim, should MultiCell successfully complete the development of its cell lines for the production of proteins, other cellular constituents and or drug-like molecules. Additional consideration under the August 2003 agreement included a $700,000 royalty prepayment. This prepayment was an advance against the minimum royalty payment of $800,000 for the first royalty period, which was 16 months, culminating on November 30, 2004. The subsequent 5 royalty periods will be 12 months and the last royalty period will be 8 months. XenoTech must bear all the costs for its manufacturing and sales activities and make specified minimum periodic royalty payments that total $18 million over the 7 year term of the agreement to maintain distribution exclusivity. The agreement requires XenoTech to make royalty payments to MultiCell of 17.5% of net sales for the direct sale of its cells and 34% of net sales derived from any sublicense agreement. Prior to December 1, 2004, the Company had recognized revenues under the XenoTech agreement based on the minimum royalty amount for each period because it had received a prepayment of a substantial portion of the amount due. XenoTech was required to pay a $2.1 million minimum royalty amount for the current fiscal year as a condition of its exclusivity. Since collection of the contractual amount was no longer reasonably assured and, in accordance with SEC Staff Accounting Bulletin Topic 13, commencing December 1, 2004, the Company began recognizing revenues under the XenoTech agreement based on the agreement’s royalty percentage applied to XenoTech’s actual sales for the period instead of the minimum royalty amount. On February 1, 2006, the Company terminated the agreement with XenoTech due to the failure of XenoTech, with due notice, to cure various breaches within the time allotted by the agreement, including the payment of minimum royalties to maintain exclusivity. As a result of this termination and the Company’s recognition of the initial non-refundable payment of $800,000 over the 7-year term of the agreement, the Company recognized income for the remaining amount of deferred income of $533,334 in the current fiscal year.

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

We intend to add scientific and support personnel gradually. We want to add specialists for our key research areas. These strategic additions will help us expand our product offerings leading us to additional revenues and profits. Of course as revenues increase, administrative personnel will be necessary to meet the added workload. Other expenses, such as sales and customer service, will increase commensurate with increased revenues. The Company’s current research and development efforts focus on development of future products and redesign of existing products. Due to the ongoing nature of this research, we are unable to ascertain with certainty the total estimated completion dates and costs associated with this research. As with any research efforts, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance the Company’s market position. Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred. For the years ended November 30, 2006 and 2005, research and development costs were $2,252,250 and $947,764, respectively. Research and development costs include such costs as salaries, employee benefits, and compensation cost for options issued to the Scientific Advisory Board, supplies and license fees.

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

License Agreements - Costs incurred to obtain license agreements for which income can be projected are capitalized. The Company amortizes these costs on a straight-line basis over the term of the respective license agreement Amortization totaled $17,652 and $132,432 for each of the years ended November 30, 2006 and 2005. License agreements for which no income can be projected are expensed in the year incurred.

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

Prior to December 1, 2004, the Company had recognized revenues under the XenoTech agreement based on the minimum royalty amount for each period because it had received a prepayment of a substantial portion of the amount due. XenoTech was required to pay a $2.1 million minimum royalty amount for the current fiscal year as a condition of its exclusivity. Since collection of the contractual amount was no longer reasonably assured and, in accordance with SEC Staff Accounting Bulletin Topic 13, commencing December 1, 2004, the Company began recognizing revenues under the XenoTech agreement based on the agreement’s royalty percentage applied to XenoTech’s actual sales for the period instead of the minimum royalty amount. On February 1, 2006, the Company terminated the agreement with XenoTech due to the failure of XenoTech, with due notice, to cure various breaches within the time allotted by the agreement, including the payment of minimum royalties to maintain exclusivity. As a result of the termination the Company recognized the remaining deferred income of $533,334 in the current fiscal year as stated earlier.

Stock-Based Compensation - In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises SFAS No. 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), which provided for the use of the intrinsic value method of accounting for employee stock options. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first quarter of the first annual reporting period that begins after December 15, 2005. Under SFAS 123R, the use of the intrinsic value method and the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

The Company has adopted the provisions of SFAS 123R effective December 1, 2005 and has selected the Black-Scholes method of valuation for share-based compensation. The Company has adopted the modified prospective transition method which does not require restatement of prior periods. Instead, it requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. The charge is being recognized in research and development and selling, general and administrative expenses over the remaining service period after the adoption date based upon the original estimate of fair value of the options as of the grant date

Long-Lived Assets - Long-lived assets that do not have indefinite lives, such as property and equipment and license agreements, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses for assets to be held and used are then measured based on the excess, if any, of the carrying amounts of the assets over their fair values. Long-lived assets to be disposed of in a manner that meets certain criteria are stated at the lower of their carrying amounts or fair values less costs to sell and are no longer depreciated.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2006, the Financial Accounting Standards Board ("FASB") issued a FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") Issue No. 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP 00-19-2") which addresses an issuer's accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5 "Accounting for Contingencies". The guidance in FSP 00-19-2 amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, 'Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" to include scope exceptions for registration payment arrangements. FSP 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance of FSP 00-19-2. For registration payments arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, this is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We have analyzed the provisions of FSP 00-19-2 and determined that it will not have a material effect on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of the provisions of SFAS No. 157

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108. SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB No. 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company's balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not corrected. SAB No. 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. We have analyzed SAB No. 108 and determined that it will have no impact on our reported results of operations, cash flows or financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The adoption of FIN 48 is not expected to have a material impact on our financial statements.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Year Ended November 30, 2006 compared to Year Ended November 30, 2005

Revenue. Total revenue for the year ended November 30, 2006 was $679,881, as compared to revenue of $209,156 for the prior fiscal year, an increase of $470,725. In the current year, as a result of the termination of the Company’s agreement with XenoTech, the Company recognized income for the remaining amount of deferred income associated with the XenoTech agreement which amounted to $533,334. In the prior year, the Company recognized deferred income under the XenoTech agreement of $114,286. Additionally, the Company recognized royalty income of $47,318 related to sales of its cell lines by XenoTech as compared to $86,485 in the prior year. Additionally, as a result of the termination of the Company’s agreement with XenoTech, the Company took over a sub-license that XenoTech had with Bristol Myers Squibb. During the current year, the Company received an annual license fee of $55,000 that was initially recorded to deferred income with $31,041 recognized as income in the current year.

Operating Expenses. Total operating expenses for the year ended November 30, 2006 were $6,709,260, representing an increase of $474,534, as compared to the prior fiscal year. This increase results from the Company increasing research and development expenses by $1,304,486 due to the formation of MCTI in September 2005, the recent in-licensing of drug candidates, and the recognition of the total cost of the Amarin license agreement in the amount of $700,000. Selling, general and administrative expenses increased by $616,789 (17.7%). This is primarily due to increases in stock based compensation for services (non cash expenses) in the current year. The write down of the license agreement due to impairment was $232,348 for the current year representing a decrease of $1,393,727 as compared to the prior fiscal year.

Other income (expense). Losses on the sale of marketable securities for the year ended November 30, 2006 were $24,712. There were no losses on the sale of marketable securities in the prior fiscal year as the Company had no sales of marketable securities in the prior year. The Company recognized a $136,554 gain on the sale of undeveloped land near the Grand Canyon in the prior year in addition to a loss of $14,286 on the abandonment of leasehold improvements, also in the prior year. There were no comparable items in the current fiscal year. Interest expense decreased $20,633 in the current year as a result of a reduction in the Company’s outstanding debt through payments and conversions of convertible notes and accrued interest into the Company’s common stock. Interest and dividend income for the year ended November 30, 2006 was $24,351 as compared to $98,010 in the previous year. This decrease is attributable to the Company having less available funds to invest in marketable securities in the current year. Also in the year ended November 30, 2006, the Company had a $473,510 increase in the minority interest in net loss of subsidiary due to an acquisition in September 2005.

Net Loss. Net loss for the year ended November 30, 2006 was $5,418,252, as compared to a net loss of $5,682,947 for the same period in the prior fiscal year, representing a decrease in the net loss of $264,695 (4.7%). The primary reason for this reduced loss in the current year is due to the Company recognizing in income for the remaining amount of deferred income associated with the XenoTech agreement in the first quarter which amounted to $533,334 and the reduction in the write down of the license agreement due to impairment in value as explained above.

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

Preferred stock dividends. In connection with the issuance of the Series B preferred stock and warrants, commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company will pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying (A) $100 per share by the higher of the Wall Street Journal Prime Rate plus one percent (1%), or nine percent (9%). In no event will the dividend rate be greater than 12% per annum. The dividend shall be payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first (1st) day of such month. In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares will be reduced to eighty-five percent (85%) of the otherwise applicable conversion price. For the year ended November 30, 2006, the Company paid and/or accrued preferred dividends in the amount of $60,053.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance of debt or equity instruments. The following is a summary of our key liquidity measures at November 30, 2006 and November 30, 2005:

	November 30, 2006	November 30, 2005
Cash and cash equivalents	$77,611	$1,515,475
Marketable securities	0	1,138,201

Total cash and cash equivalents and marketable securities	$77,611	$2,653,676

Current assets	$138,037	$2,806,708
Current liabilities	1,163,480	1,144,009

Working capital (deficiency)	$(1,025,443)	$1,662,699

Due to our financial condition at November 30, 2006, we do not believe that our existing funds and existing sources of funds (royalties and grant income) are sufficient to allow the Company to continue our operations without making adjustments to our current programs beyond March 31, 2007. Additionally, with our strategic shift in focus to therapeutic programs and technologies, we expect our future cash requirements to increase significantly as we advance our therapeutic programs into clinical trials. Until we are successful in raising additional funds, we may have to prioritize our therapeutic programs and delays may be necessary in some of our development programs.

On May 3, 2006, MultiCell entered into a common stock purchase agreement with Fusion Capital, which was amended and restated on October 5, 2006. Under the agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from the Company up to an aggregate amount of $8 million from time to time over a 25 month period. MultiCell has authorized 8,000,000 shares of its common stock for sale to Fusion Capital under the agreement. The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the agreement. The Company does not have the right to commence any sales of its shares to Fusion Capital until the SEC has declared effective the registration statement. After the SEC has declared effective such registration statement, generally the Company has the right but not the obligation from time to time to sell its shares to Fusion Capital in amounts between $50,000 and $1 million depending on certain conditions. MultiCell has the right to control the timing and amount of any sales of its shares to Fusion Capital. The purchase price of the shares will be determined based upon the market price of the Company’s shares without any fixed discount. Fusion Capital shall not have the right nor the obligation to purchase any shares of MultiCell’s common stock on any business day that the price of its common stock is below $0.20. The agreement may be terminated by MultiCell at any time at the Company’s discretion without any cost to the Company. Through February 28, 2007 Fusion had purchased shares from the Company for $750,000 and there were 4,998,990 shares available under the agreement.

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

On July 14, 2006, the Company completed a private placement of Series B convertible preferred stock. A total of 17,000 Series B shares were sold to accredited investors at a price of $100 per share. The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Conversion Price.”) The Conversion Price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the Conversion Price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options). The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion. The Series B preferred stock does not have voting rights. Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company will pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (a) the Wall Street Journal Prime Rate plus 1%, or (b) 9%. In no event will the dividend rate be greater than 12% per annum. The dividend will be payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B Preferred Stock outstanding as of the first day of that month. In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares will be reduced to 85% of the otherwise applicable conversion price. For the year ended November 30, 2006, the dividend amounted to $60,053.

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

In addition, the purchasers also received warrants to acquire up to 10,500,000 shares of the Company’s common stock. The terms associated with the warrants are described in Note 10 to the consolidated financial statements. In the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding share of Series B preferred stock shall be entitled to be paid second in priority to the Series I preferred stock holders out of the assets of the Company available for distribution to stockholders, an amount equal to $100 per share of Series B preferred stock held plus any declared but unpaid dividends. After such payment has been made in full, such holders of Series B preferred stock shall be entitled to no further participation in the distribution of the assets of the Company.

Cash provided by (used in) operating, investing and financing activities for the year ended November 30, 2006 and 2005 is as follows:

	November 30, 2006	November 30, 2005
Operating activities	$(4,430,461)	$(2,954,600)
Investing activities	1,091,940	(862,450)
Financing activities	1,900,657	4,020,646

Net increase (decrease) in cash and cash equivalents	$(1,437,864)	$203,596

Operating Activities

The most significant difference between our net loss and our cash used in operating activities is due to non-cash charges included in our net loss for service and compensation which were paid through the issuance of common stock, options and warrants. These totaled $1,082,123 in 2006 and $1,191,672 in 2005. During the year ended November 30, 2006, another significant difference between our net loss for the year and our cash used in operations was due to the inclusion in income of a non-cash item related to the remaining amount of deferred income associated with the XenoTech agreement which amounted to $533,334 of cash that had been received prior to December 1, 2004. Other non-cash charges included in our net loss include an allowance for bad debts recorded in 2006 ($47,519), depreciation and amortization ($127,316 in 2006 and $180,330 in 2005) and non-cash charges related to minority interest in loss of subsidiary ($616,407 in 2006 and $142,897 in 2005). Changes in operating assets and liabilities decreased the cash used in operations in 2006 $587,752 and increased the cash used in operations in 2005 $11,962. On June 28, 2006, the Company entered into a letter agreement with Amarin amending the timing of the second license payment to be made to Amarin as outlined in the original License Agreement. In that letter agreement, the parties agreed to extend the deadline for the Company to make its second licensing payment which was to be made in May 2006. Under the terms of the agreement, the original second payment due to Amarin will be split into three payments. The first payment of $100,000 was due and paid 10 days after the closing of a financing for the Company (closed on July 14, 2006), the second payment was due within 30 days of the Company’s registration statement for an equity line being declared effective by the SEC and the final $300,000 was due December 15, 2006.

Investing Activities

Net cash provided by investing activities in 2006 related to the sale of marketable securities to fund the operations of the Company which amounted to $1,113,188. In the prior year, we purchased marketable securities amounting to $1,503,025.

Financing Activities

Net cash provided by financing activities for the year ended November 30, 2006 related primarily to a $1,700,000 private placement completed in July 2006 resulting in net proceeds of $1,660,000, in exchange for the issuance of 17,000 shares of Series B preferred stock and 10,500,000 warrants. Additionally, the Company paid $35,000 to investment bankers during the year ended November 30, 2006 for due diligence and legal fees associated with potential financings for the Company. Net cash provided by financing activities in the year ended November 30, 2005 related primarily to a $4,000,000 private placement completed in February 2005 resulting in net proceeds of $3,441,721, in exchange for the issuance of 5,333,333 shares of common stock and related warrants. This transaction substantially improved the Company’s liquidity position at that time. The Company additionally received $578,925 in the prior year due to the exercise of stock options and warrants outstanding at that time.

Through November 30, 2006, a significant portion of our financing has been provided through private placements of preferred and common stock and the exercise of stock options and warrants. We have in the past increased, and if funding permits plan to increase further, our operating expenses in order to fund higher levels of product development, undertake and complete the regulatory approval process, and increase our administrative resources in anticipation of future growth. In addition, acquisitions such as MCTI increase operating expenses and therefore negatively impact, in the short term, the liquidity position of the Company. We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional equity securities, debt financing and/or the sale or licensing of our technologies. We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures. We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund expansion, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

Research Agreements

In July 2003, MultiCell Technologies was awarded a Phase I Small Business Innovation Research (“SBIR”) grant from the National Institutes of Health to study the production of therapeutic plasma proteins by immortalized, non-tumorigenic human hepatocytes. The aim of the SBIR award was to compare the function of MultiCell’s hepatocyte-derived products to recombinant and plasma-derived therapeutic plasma proteins. The grant was for $139,314 and was completed in December 2004. During the fiscal year ended November 30, 2005, the Company received $36,256 under the grant and has accounted for this as an offset to research and development expenses. On August 30, 2005, notification was received that a new Small Business Innovation Research award in the amount of $137,724 had been granted to the Company to create proprietary BioFactories™ that express a serine protease inhibitor recently implicated as a novel treatment for sepsis. The Company received $45,113 in fiscal year 2005 and $92,611 in fiscal year 2006 under this grant and has accounted for this as an offset to research and development expenses for the year.

On June 22, 2006, The National Institutes of Health awarded a grant in the amount of $210,000 to treat Type 1 Diabetes. During the year ended November 30, 2006, the Company received $74,699 under this grant and has accounted for this as an offset to research and development expenses for the year.

Item 7. FINANCIAL STATEMENTS

The full text of the Company's audited consolidated financial statements for the fiscal years ended November 30, 2006 and 2005 begins on page F-1 of this Annual Report.

Item 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer (“Certifying Officers”), to allow timely decisions regarding required financial disclosures.

As described in note 18 to our Consolidated Financial Statements, management identified errors in connection with the Company's accounting for certain license payments during the fiscal year ended November 30, 2006. The errors in recording these costs resulted in the restatement of the Company’s financial statements for each of the quarters ended August 31, 2006.

The Company’s Certifying Officers had previously concluded that our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), were effective as of November 30, 2005. However, in connection with the restatement of our financial statements, as described above, we performed an evaluation, under the supervision of the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon such evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of February 28, 2006, May 31, 2006, August 31, 2006 and November 30, 2006 because of the material weakness in our internal control over financial reporting described below. Notwithstanding the existence of this material weakness, our management, including our Certifying Officers, believes that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of the annual reporting period ended November 30, 2006, the Company did not maintain effective controls over Company's accounting for certain license payments. Specifically, the payments made by the Company under a license were treated as a deferred charge to be amortized over an 18-year life on the Company’s financial statements. Under accounting rules, license payments cannot be deferred unless those amounts are recoverable without any further development. Because the product candidate the company licensed pursuant to the licensing agreement requires further development before they will generate any revenue, the license payments should have been expensed on the Company’s financial statements at the time the payments were made. This control deficiency resulted in the restatement of the Company’s previously issued interim financial statements for the first three quarters of fiscal 2006. Accordingly, management has determined that this control deficiency constitutes a material weakness.

During the review of our Form 10-KSB our independent registered public accounting firm noted several deficiencies related to the presentation of the basic financial statements and the accompanying notes to the financial statements. As a result of these deficiencies, the financial statements and the notes thereto did not meet the requirements of generally accepted accounting principles in the United States of America. These deficiencies could impact the timeliness and accuracy of financial reporting. These deficiencies were corrected by management prior to the issuance of the Form 10-KSB. Our disclosure control over financial reporting did not detect these matters and therefore was not effective at detecting these disclosure deficiencies in the financial statements.

Our financial statement closing process did not identify all the journal entries that needed to be recorded as part of the closing process for certain complex and non-routine transactions. As part of the audit, our independent registered public accounting firm proposed certain entries that should have been recorded as part of the normal closing process. Our internal control over financial reporting did not detect such matters and, therefore, was not effective in detecting misstatements in the financial statements.

 Changes in Internal Control Over Financial Reporting

The Audit Committee of our Board of Directors conducted an investigation of the accounting errors. As a result of this investigation, under the direction of our Audit Committee, management developed and implemented additional measures designed to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported accurately. These measures include: consolidation of all record keeping and accounting in the Rhode Island offices and improved oversight by the Chief Executive Officer and President and the Chief Financial Officer.

We believe that, with the additional measures adopted by the Company since January 2007, our system of internal controls and our disclosure controls and procedures will be adequate to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and accurately reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow for timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). We cannot be certain that our remediation efforts will sufficiently cure our identified material weakness. Furthermore, we have not tested the operating effectiveness of the re-mediated controls. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.

On September 8, 2006, MultiCell Technologies, Inc. (the “Company”) entered into a separation agreement and release with Gerard A. Wills, the Company’s Chief Financial Officer. The Company is using an outside firm to complete the closing and filings.

Other than as noted above, there have been no changes in our internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), that occurred during the quarter ended November 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B OTHER INFORMATION.

None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The information regarding our directors and executive officers is incorporated by reference to “Directors and Officers” in our Proxy Statement for our 2006 Annual Meeting of Shareholders.

Item 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive Proxy Statement referred to in Item 9 above under the heading “Executive Compensation and Other Matters.”

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to our definitive Proxy Statement referred to in Item 9 above under the heading “Security Ownership of Certain Beneficial Owners and Management.”

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to our definitive Proxy Statement referred to in Item 9 above under the heading “Certain Relationships and Related Transactions.”

Item 13. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits

Exhibit No.	Description of Exhibit
4.1(1)	Form of Warrant to Purchase Common Stock dated February 1, 2006 issued by the Company to Trilogy Capital Partners, Inc.
4.2(2)	Warrants for the purchase of 1,572,327 Shares of Common Stock of the Registrant dated May 3, 2006.
4.3(3)	Form of Warrant to Purchase Common Stock (Cashless Exercise) dated July 14, 2006 issued by the Registrant to certain investors.
4.4(3)	Form of Warrant to Purchase Common Stock (Cash Exercise), dated July 14, 2006, issued by the Registrant to certain investors.
4.5(3)	Certificate of Designation of Series B Convertible Preferred Stock, as filed on July 14, 2006.
4.6(3)	Form of Registration Rights Agreement dated July 14, 2006 by and between the Registrant and certain investors.
4.7(4)	Amended and Restated Warrant to Purchase Common Stock issued to Anthony Cataldo dated July 25, 2006.
4.8(5)	Amended and Restated Registration Rights Agreement, dated as of October 5, 2006, by and between the Registrant and Fusion Capital Fund II, LLC.
10.1(6)	Letter Agreement between Amarin and the Company dated October 26, 2006
10.2(3)	Form of Shares of Series B Convertible Preferred Stock and Common Stock Warrants Subscription Agreement dated July 14, 2006 by and between the Registrant and certain investors.
10.3(4)	Separation Agreement and Release by and between the Company and Anthony Cataldo dated July 25, 2006.
10.4(7)	Separation Agreement and Release by and between the Company and Gerard A. Wills dated September 28, 2006.
10.5(7)	Consulting Agreement by and between the Company and Gerard A. Wills, dated September 28, 2006.
10.6(5)	Amended and Restated Common Stock Purchase Agreement, dated as of October 5, 2006, by and between the Registrant and Fusion Capital Fund II, LLC.
10.7(2)	Common Stock Purchase Agreement, dated as of May 3, 2006, by and between the Registrant and Fusion Capital Fund II, LLC.
10.8(8)	Letter Agreement between Amarin and the Company dated June 28, 2006
10.9*	Worldwide Exclusive License Agreement dated as of December 31, 2005 between the Registrant and Amarin Neuroscience Limited.
10.10(10)	Employment Offer Letter, dated December 23, 2005, between the Registrant and Gerard A. Wills.
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Pursuant to Section 302
31.2*	Certification of Chief Financial Officer Pursuant to Section 302
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

* Filed herewith.

(1)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on February 6, 2006.
(2)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on May 4, 2006.
(3)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on July 19, 2006.
(4)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on July 28, 2006.
(5)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on October 5, 2006.
(6)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on November 1, 2006.
(7)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on September 29, 2006.
(8)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on July 5, 2006.
(9)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on January 6, 2006.

Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive Proxy Statement referred to in Item 9 above under the heading “Principal Accountant Fees and Services.”

SIGNATURES
Pursuant to the requirements of Section 13 or 15D of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

MULTICELL TECHNOLOGIES, INC.
(Registrant)

By:	/s/ Stephen Chang
Stephen Chang
CEO, President, Director
Dated March , 2007

MULTICELL TECHNOLOGIES, INC.
(Registrant)

By:	/s/ W. Gerald Newmin
W. Gerald Newmin
Chairman, Chief Financial Officer, Treasurer and Secretary
Dated March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Gerald Newmin W. Gerald Newmin	Chairman ,Chief Financial Officer, Treasurer and Secretary	March 15, 2007

/s/ Stephen Chang Stephen Chang	CEO, President, Director	March 15, 2007

/s/ Edward Sigmond Edward Sigmond	Director	March 15, 2007

/s/ Thomas A. Page Thomas A. Page	Director	March 15, 2007

/s/ Anthony Altig Anthony Altig	Director	March 15, 2007

INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	F2
Consolidated Balance Sheets	F3
Consolidated Statements of Operations	F5
Consolidated Statements of Stockholders’ Equity (Deficiency)	F6
Consolidated Statement of Cash Flows	F8
Notes to Consolidated Financial Statements	F10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
MultiCell Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of MultiCell Technologies Inc. and Subsidiaries as of November 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MultiCell Technologies, Inc. and Subsidiaries as of November 30, 2006 and 2005, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation upon adoption of Statements of Financial Accounting Standards No. 123R, “Share-Based Payment”.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has sustained substantial losses and it has an accumulated deficit at November 30, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ J. H. Cohn LLP

Roseland, NJ
March 2, 2007

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Consolidated Balance Sheets
November 30, 2006 and 2005

ASSETS

	2006	2005

Current assets:
Cash and cash equivalents	$77,611	$1,515,475
Marketable securities		1,138,201
Interest and dividends receivable		18,235
Accounts and royalties receivable	17,620	71,764
Other current assets	42,806	63,033

Total current assets	138,037	2,806,708

Equipment and improvements, net	132,140	151,524
License agreement, net of accumulated amortization 2006, $2,433,393; 2005, $2,183,393		250,000
Intangible assets, net of accumulated amortization 2006, $86,290; 2005, $17,258	1,199,429	1,268,461
Other assets	35,891	30,952

Total Assets	$1,505,497	$4,507,645

See accompanying notes to consolidated financial statements.

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Consolidated Balance Sheets
November 30, 2006 and 2005

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

	2006	2005

Current liabilities:
Accounts payable and accrued expenses	$1,134,321	$605,476

Current portion of deferred income	29,159	538,533

Total current liabilities	1,163,480	1,144,009

Non-current liabilities:
Deferred income, net of current portion	52,000	57,200

Total non-current liabilities	52,000	57,200

Total liabilities	1,215,480	1,201,209

Minority interest	14,248	630,655

Commitments and contingencies

Series B Redeemable Convertible Preferred, 17,000 designated as series B, 16,877 shares issued and outstanding, liquidation value of $1,700,709	1,660,709
Stockholders' equity (deficiency):
Preferred stock, $.01 par value: 2,000,000 shares authorized, 12,200 and 15,000 shares designated as Series I convertible preferred issued and outstanding, liquidation value of $1,220,000 and $1,500,000	121	150
Common stock, $.01 par value: 200,000,000 shares authorized, 2006: 38,479,499 shares issued and outstanding, 2005: 33,046,811 shares issued and outstanding	384,795	330,468
Additional paid-in capital	31,289,858	28,227,833
Accumulated deficit	(33,059,714)	(25,881,409)
Accumulated other comprehensive loss		(1,261)

Total stockholders' equity (deficiency)	(1,384,940)	2,675,781

Total Liabilities and Stockholders' Equity (deficiency)	$1,505,497	$4,507,645

See accompanying notes to consolidated financial statements.

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Consolidated Statements of Operations
For The Years ended November 30, 2006 and 2005

	2006	2005

Revenue	$679,881	$209,156
Operating expenses:
Selling, general and administrative	4,097,346	3,480,557
Research and development	2,252,250	947,764
Depreciation and amortization	127,316	180,330
Write-down of license agreement due to impairment in value	232,348	1,626,075
Total operating expenses	6,709,260	6,234,726

Operating loss	(6,029,379)	(6,025,570)
Other income (expense):
Gain on sale of property		136,554
Loss on abandonment of leasehold improvements		(14,286)
Loss on sale of marketable securities	(24,712)
Interest expense	(4,919)	(25,552)
Interest and dividend income	24,351	98,010
Amortization of discount on note receivable		5,000
Minority interest in net loss of subsidiary	616,407	142,897

Total other income (expense)	611,127	342,623

Net loss	(5,418,252)	(5,682,947)
Preferred stock dividends	(60,053)
Non-cash deemed dividend related to beneficial conversion feature of Series B Preferred stock	(1,700,000)
Net loss applicable to common stockholders	$(7,178,305)	($5,682,947)

Net loss per share applicable to common stockholders - basic and diluted	$(0.20)	$(0.18)
Weighted average number of common shares outstanding - basic and diluted	35,312,804	30,851,817

See accompanying notes to consolidated financial statements.

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficiency)
For The Years ended November 30, 2006 and 2005

	Series I Preferred Stock		Common Stock		Additional Paid- in Capital	Accumulated Deficit		Accumulated other comprehensive Income (Loss)	Total stockholders Equity (Deficiency)
	Shares	Amount	Shares	Amount
Balance, November 30, 2004	18,000	$180	25,096,688	$250,966	$22,299,574	$(20,198,462)			$2,352,258
Proceeds from issuance of common stock			5,333,333	53,333	3,388,388				3,441,721
Conversion of preferred stock	(3,000)	(30)	300,000	3,000	(2,970)
Issuance of common stock for services			616,636	6,167	521,866				528,033
Options issued for services					89,394				89,394
Warrants issued for services					574,245				574,245
Conversion of convertible notes and interest payable			529,272	5,293	513,979				519,272
Options and warrants exercised			1,170,882	11,709	567,216				578,925
Warrants issued in connection with astral purchase					276,141				276,141
Net loss						(5,682,947)	(A)		(5,682,947)
Unrealized loss on marketable securities								$(1,261)	(1,261)
Balance November 30, 2005	15,000	$150	33,046,811	$330,468	$28,227,833	$(25,881,409)		$(1,261)	$2,675,781

 (A) Comprehensive net loss (net loss plus unrealized loss on marketable equity securities) for the years ended November 30, 2006 and 2005 was $(5,418,252) and $(5,684,208), respectively.

See accompanying notes to consolidated financial statements.

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Unaudited) (Deficiency)

	Series I Preferred stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive Income (Loss)	Total stockholders Equity Deficiency
	Shares	Amount	Shares	Amount
Balance, November 30, 2005	15,000	$150	33,046,811	$330,468	$28,227,833	$(25,881,409)	$(1,261)	$2,675,781

Stock-based compensation for services					456,292			456,292

Common stock issued for services and settlement of accrued expenses			1,791,425	17,915	607,916			625,831

Common stock issued in conjunction with equity line			1,572,327	15,723	(15,723)

Conversion of preferred stock into common	(2,800)	(29)	1,000,000	10,000	(9,971)

Common Stock issued in settlement of lawsuit			90,000	900	33,300			34,200

Proceeds from issuance of common stock to Fusion Capital as a put under the company’s equity line of credit			978,936	9,789	290,211			300,000

Non-cash deemed dividend related to beneficial conversion feature of series B preferred stock					1,700,000	(1,700,000)

Dividends on preferred stock						(60,053)		(60,053)

Net loss						(5,418,252) (A )		(5,418,252)

Unrealized gain on marketable securities							1,261	1,261

Balance, November 30, 2006	12,200	$121	38,479,499	$384,795	$31,289,858	$(33,059,714)	$0	$(1,384,940)

(A)	Comprehensive net loss (net loss plus unrealized loss on marketable equity securities) for the years ended November 30, 2006 and 2005 was $(5,418,252) and $(5,684,208), respectively.

See accompanying notes to consolidated financial statements.

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For The Years ended November 30, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(5,418,252)	$(5,682,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-down of license agreement	232,348	1,626,075
Depreciation and amortization	127,316	180,330
Amortization of bond discount (premium)	2,823	12,397
Amortization of discount on note receivable		(5,000)
Loss on sale of marketable securities	23,451
Common stock issued for services	625,831	528,033
Common stock issued for legal settlements	34,200
Stock-based compensation for services	456,292	663,639
Minority interest in loss of subsidiary	(616,407)	(142,897)
XenoTech deferred income recognized	(533,334)
Bad debts	47,519
Loss on abandonment of leasehold improvements		14,286
Gain on sale of property		(136,554)
Changes in operating assets and liabilities:
Accounts, royalties and interest and dividends receivable	72,379	4,519
Other current assets	20,227	(27,890)
Other assets	(4,939)	(21,750)
Accounts payable and accrued expenses	528,845	194,065
Other current liabilities		(41,688)
Deferred income	(28,760)	(119,486)
Other liabilities		268

Net cash used in operating activities	(4,430,461)	(2,954,600)

See accompanying notes to consolidated financial statements.

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For The Years ended November 30, 2006 and 2005 (Continued)

	2006	2005

Cash flows from investing activities:
Purchase of equipment	(21,248)	(45,672)
Proceeds from sale of assets		2,620
Principal payments on notes receivable		600,000
Proceeds from sale of marketable securities	1,113,188	351,166
Business acquisition		(267,539)
Purchases of marketable securities		(1,503,025)
Net cash provided by (used in) investing activities:	1,091,940	(862,450)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	300,000	3,441,721
Proceeds from issuance of preferred stock, net	1,660,000
Proceeds from notes payable
Payments of notes payable
Proceeds from exercised options and warrants		578,925
Preferred stock dividends	(47,043)
Redemption of preferred stock	(12,300)
Net cash provided by financing activities	1,900,657	4,020,646

Net increase (decrease) in cash and cash equivalents	(1,437,864)	203,596
Cash and cash equivalents, beginning of year	1,515,475	1,311,879

Cash and cash equivalents, end of year	$77,611	$1,515,475

Supplemental disclosures:
Interest paid	$4,919
Non-cash transactions:
Conversion of convertible notes payable and accrued interest into common stock		$519,272
Deferred compensation arising from issuance of warrants to consultants		$1,476,376
Other current assets arising from issuance of warrants to consultants		$157,393
Accrued real estate taxes assumed by buyer in sale of real estate		$179,728
Accrued expenses settled by issuance of common stock	$45,000

See accompanying notes to consolidated financial statements.

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2006 and 2005

Note 1 - Organization and Summary of Significant Accounting Policies

Organization - MultiCell Technologies, Inc. (“MultiCell”), which was named Exten Industries, Inc. until April 1, 2004, operates three subsidiaries, MCT Rhode Island Corp., Xenogenics Corporation (“Xenogenics”), and as of September 2005, MultiCell holds approximately 67% of the outstanding shares (on an as if converted basis) of a newly formed subsidiary, MultiCell Immunotherapeutics, Inc. (“MCTI”). MCT Rhode Island Corp. (“MCT”), is a 100%-owned subsidiary formed on June 24, 2004 and has been inactive since its formation. Xenogenics Corporation (“Xenogenics”), which is a 56.4%-owned subsidiary formed on June 24, 2004, was incorporated in February 1997 to focus on the research and development of Sybiol technology. Xenogenics has not generated any revenues as of November 30, 2006. As used herein, the “Company” refers to MultiCell, together with MCT Rhode Island Corp., Xenogenics, and MCTI.

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

Fair Value of Financial Instruments - The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair market value because of the short maturity of those instruments.

Credit Risk - It is the Company’s practice to place its cash equivalents in high quality money market securities with one major banking institution. Periodically, the Company maintains cash balances at this institution (at November 30, 2006, approximately $0) that exceeds the Federal Deposit Insurance Corporation insurance limit of $100,000 per bank. The Company considers its credit risk associated with cash and cash equivalents to be minimal. The Company does not require collateral from its customers. The Company closely monitors the extension of credit to its customers while maintaining an allowance for potential credit losses. On a periodic basis, management evaluates its accounts receivable and, if warranted, adjusts its allowance for doubtful accounts based on historical experience and current credit considerations. However, accounts receivable at November 30, 2006 consist primarily of amounts due under contractual agreements. In the opinion of management, all accounts receivable at November 30, 2006 and 2005, related to contractual agreements are collectible; accordingly, the Company recorded no allowance for doubtful accounts.

Reverse Stock Split - On May 18, 2005, the Company's stockholders approved a one-for-five reverse stock split for its common stock. As a result, stockholders of record at the close of business on May 18, 2005 received one share of common stock for every five shares held. Pursuant to the foregoing reverse stock split, $1,263,721 was transferred from the Company's common stock account and such amount was credited to the Company's additional

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2006 and 2005 (Continued)

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

paid-in capital account. Common stock, additional paid-in capital and share and per share data for prior periods have been restated to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented.

Revenue Recognition - The Company's revenues have been generated primarily from contractual research activities and royalties on the license for the sale of cells through its sale and distribution agreement with XenoTech, LLC ("XenoTech"). Management believes such sources of revenue will be part of the Company's ongoing operations. The Company applies the guidance provided by SEC Staff Accounting Bulletin. Topic 13, "Revenue Recognition" ("Topic 13"). Under the provisions of Topic 13, the Company recognizes revenue from commercial and government research agreements as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable and the collection of the contractual amounts is reasonably assured. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. Deferred revenues associated with services expected to be performed within the 12 - month period subsequent to the balance sheet date are classified as a current liability. Deferred revenues associated with services expected to be performed at a later date are classified as non-current liabilities.

Prior to December 1, 2004, the Company had recognized revenues under the XenoTech agreement based on the minimum royalty amount for each period because it had received a prepayment of a substantial portion of the amount due. XenoTech was required to pay a $2.1 million minimum royalty amount for the current fiscal year as a condition of its exclusivity. Since collection of the contractual amount was no longer reasonably assured and, in accordance with SEC Staff Accounting Bulletin Topic 13, commencing December 1, 2004, the Company began recognizing revenues under the XenoTech agreement based on the agreement’s royalty percentage applied to XenoTech’s actual sales for the period instead of the minimum royalty amount. Such revenues amounted to $55,382 and $86,485 for the years ended November 30, 2006 and 2005, respectively. On February 1, 2006, the Company terminated the agreement with XenoTech due to the failure of XenoTech, with due notice, to cure various breaches within the time allotted by the agreement, including the payment of minimum royalties to maintain exclusivity. As a result of this termination and the Company’s recognition of the initial non-refundable payment of $800,000, over the 7-year term of the agreement, the Company recognized income for the remaining amount of deferred income of $533,334 in the current fiscal year.

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

License Agreements - Costs incurred to obtain license agreements for which income can be projected are capitalized. The Company amortizes these costs on a straight-line basis over the term of the respective license agreement. Amortization totaled $17,652 and $132,432 for each of the years ended November 30, 2006 and 2005. License agreements for which no income can be projected are expensed in the year incurred.

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2006 and 2005 (Continued)

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

Intangible Assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize intangible assets with indefinite useful lives. The Company amortizes identifiable intangible assets over the estimated useful lives of the assets. The Company performs its annual intangible asset impairment tests during the fourth quarter of its fiscal year and more frequently if an event or circumstance indicates that impairment has occurred. If the assets were considered to be impaired, the impairment charge would be the amount by which the carrying value of the assets exceeds the fair value of the assets.

Impairment of long-lived assets - The impairment of long-lived assets that do not have indefinite lives, such as equipment, patents, and license agreements, is recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. As of November 30, 2006 and 2005, management tested the carrying value of its license agreement with Rhode Island Hospital for impairment and concluded that it had been impaired. Therefore, the Company has recognized a charge of $232,348 and $1,626,075 to write down the estimated value of the license agreement in the years ended November 30, 2006 and 2005 respectively. (See Note 5).

Share Based Compensation The Company has stockholder approved stock incentive plans for employees, directors, officers and consultants. Prior to December 1, 2005, the Company accounted for the employee, director and officer plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board ("APB") No.25, "Accounting for Stock Issued to Employees" and related interpretations, as permitted by Statement of Financial Accounting Standards (" SFAS" or "Statement") No. 123, "Accounting for Stock-Based Compensation".

Effective December 1, 2005, the company adopted SFAS No. 123 R, "Share-based Payment, "(Statement 123 R") for employee options using the modified prospective transition method. Statement 123 R revised Statement 123 to eliminate the option to use the intrinsic value method and required the Company to expense the fair value of all employee options over the vesting period. Under the modified prospective transition method, the Company recognized compensation cost for the year ending November 30, 2006 which includes a) period compensation cost related to share-based payments granted prior to, but not yet vested, as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and b) period compensation cost related to share-based payments granted on or after December 1, 2005 based on the grant date fair value estimated in accordance with Statement 123 R. In accordance with the modified prospective method, the Company has not restated prior period results.

Beginning December 1, 2005, the Company is recognizing compensation expense for stock option awards to employees based on their grant-date fair value. We utilize the Black-Scholes model to measure the value of an employee option. Our estimates of employee stock option values rely on estimates of factors we input into the Black-Scholes model. The key factors involve an estimate of future uncertain events. We determine expected volatility based on historical activity. We believe that these market-based inputs provide a better estimate of our future stock price movements. We also use historical exercise patterns as our best estimate of future exercise

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2006 and 2005 (Continued)

Note 1 - Organization and Summary of Significant Accounting Policies (Continued

patterns. We utilize historical turnover rates in estimating expected forfeitures. We have incorporated the following assumptions into the Black-Scholes.

	2006	2005
Risk-free interest rate	4.42-5.07%	2.56-4.05%
Expected weighted average term (in years)	3.54-5.0	5.0
Expected weighted average volatility	68% -94%	64%-84%
Expected dividend yield	0%	0%

The weighted average fair value per share for stock options granted to employees during years ended November 30, 2006, and 2005 was $0.41 and $1.33, respectively.

The Company recognized compensation expense related to stock option grants on a straight-line basis over the vesting period. For the year ended November 30, 2006, the Company recognized share-based employee compensation cost of $419,404 in accordance with Statement 123 R of which $295,528 of this expense resulted from the grants of stock options to employees and directors of the Company on or prior to November 30, 2005. The balance of $123,876 relates to the granting of stock options to employees and officers on or after December 1, 2005. The Company did not capitalize any share-based compensation cost. Options granted to consultants and other non-employees are accounted for in accordance with EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Accordingly, such options are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is amortized to consulting expense over the related vesting period. As a result of adjusting consultant and other non-employee options to fair value as of November 2006, the Company recognized an increase to general and administrative and research and development expenses of $36,888 for the year ended November 30, 2006.

As result of adopting Statement 123R, net loss for the year ended November 30, 2006 was greater than if the Company had continued to account for share-based compensation under APB 25 by $419,404. The effect of adopting Statement 123R on basic and diluted loss per share for the year ended November 30, 2006 was $0.01.

The total compensation related to nonvested awards not yet recognized was $323,108. The Company is expected to recognize these awards in the next two years.

The Company's historical net loss and basic net loss per share, and pro forma net loss and basic net loss per share, for the year ended November 30, 2005 assuming  compensation cost had been determined based on fair value of all options at the respective dates of grant using a pricing model consistent with the provisions of SFAS 123 is set forth below:

Net loss applicable to common stockholders as reported	$(5,682,947)
Share-based employee compensation expense assuming a fair value based method has been used for all awards	271,182

Net loss - pro forma	$(5,954,129)

Basic loss per share as reported	$(0.18)
Basic loss per share - pro forma under SFAS 123	$(0.19)

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2006 and 2005 (Continued)

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

123 R requires that the Company elect an approved method to calculate the historical pool of windfall tax benefits upon the adoption of SFAS 123R within one year of its adoption. As of November 30, 2006, the Company has not made that election.

Research and Development Costs - Research and development costs are expensed as incurred. Amounts received for research through grants are accounted for as an offset to research and development expenses for the year.

Income Taxes - Deferred income taxes are provided for the estimated tax effects of temporary differences between income for tax and financial reporting purposes. A valuation allowance is provided against deferred tax assets, where realization is uncertain. The income tax provision is the tax payable for the period plus or minus the change during the period in deferred tax assets and liabilities

Comprehensive Loss - Comprehensive loss, which is reported on the accompanying consolidated statement of stockholders' equity as a component of accumulated other comprehensive loss, consists of net loss and other gains and losses affecting stockholders' equity that, under accounting principles generally accepted in the United States of America, are excluded from net loss. For the Company, comprehensive loss consisted of the net loss adjusted for the unrealized holding gains and losses on the Company's available-for-sale marketable securities at November 30, 2005.

Loss Per Common Share - The Company computes basic and diluted loss per common share amounts for 2006 and 2005 pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average common shares outstanding during each period. Since the Company incurred losses during the years ended 2006 and 2005, the assumed effects of the exercise of outstanding stock options and warrants, and the conversion of convertible preferred stock were anti-dilutive and, accordingly, diluted per common share amounts equal basic loss per share amounts and have not been separately presented in the accompanying consolidated statements of operations. The total number of common shares potentially issuable upon exercise or conversion excluded from the calculation of diluted loss per common share for the years ended November 30, 2006 and 2005 was 36,840,063 and 18,055,146, respectively.

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

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2006 and 2005 (Continued)

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

Environmental Remediation - Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the Company’s commitment to a formal plan of action. As of November 30, 2006 and 2005, no amounts have been accrued for environmental liabilities.

Note 2 - Going Concern

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of November 30, 2006, the Company has operating and liquidity concerns and, as a result of recurring losses has incurred an accumulated deficit of $33,059,714. These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be able to successfully acquire the necessary capital to continue its on-going research efforts and bring its products to the commercial market. Management’s plans to acquire future funding include the potential sale of our common and/or preferred stock, the sale of warrants, and sales of its proprietary media, immortalized cells and primary cells to the pharmaceutical industry. Additionally, the Company continues to pursue research projects, government grants and capital investment. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

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

As consideration for entering into the original transaction on May 3, 2006, MultiCell issued to Fusion Capital 1,572,327 shares of its common stock and warrants to purchase an additional 1,572,327 shares of its common stock

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2006 and 2005 (Continued)

Note 2 - Going Concern (Continued)

at a price of $0.01 per share. Upon execution of the amended and restated purchase agreement on October 5, 2006, Fusion Capital retained the original 1,572,327 shares of common stock and returned the warrant to the Company. As of February 28, 2007 the Company has received $750,000 from this transaction for 3,001,010 shares of common stock.

On July 14, 2006, the Company completed a private placement of Series B convertible preferred stock. A total of 17,000 Series B shares were sold to accredited investors at a price of $100 per share. The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Conversion Price.”) The Conversion Price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the Conversion Price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options). The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion. The Series B preferred stock does not have voting rights. Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company will pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (a) the Wall Street Journal Prime Rate plus 1%, or (b) 9%. In no event will the dividend rate be greater than 12% per annum. The dividend will be payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first day of that month. In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares will be reduced to 85% of the otherwise applicable conversion price.

If the Company draws any proceeds from the Company’s equity line credit facility with Fusion Capital, the purchasers may require the Company to use 25% of the gross proceeds received by the Company under such equity line to repurchase and redeem purchaser’s Series B preferred shares or Series B preferred shares converted into common stock, as determined in the discretion of such purchaser. Series B shares so redeemed shall be redeemed at $100 per share, plus accrued and unpaid dividends thereon, and shares of common stock so redeemed shall be redeemed at a price per share equal to the value weighted average closing price of the Company’s common stock over the immediately preceding five trading days, plus accrued and unpaid dividends thereon.

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
For the Years Ended November 30, 2006 and 2005 (Continued)

Note 2 - Going Concern (Continued)

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

Note 3- Equipment and Improvements

Equipment and improvements are valued at cost, less accumulated depreciation and amortization and is comprised of the following:

	2006	2005
Lab equipment	$282,708	$270,680
Furniture and fixtures	84,051	74,831
	366,759	345,511
Less: Accumulated depreciation and amortization	234,619	193,987
Property and equipment, net	$132,140	$151,524

The Company recorded depreciation expense of $40,632 and $30,640 in the years ended November 30, 2006 and 2005 respectively.

Note 4 - Real Estate Held for Sale

The Company purchased a parcel of undeveloped land near the Grand Canyon in February 1992 and during the year ended November 30, 1995; the Company tested the land for impairment and expensed all but the remaining fair market value of $47,200. During the year ended November 30, 2005, the Company sold lots with a carrying value of $45,794 for $2,620 in cash and the buyer’s assumption of the applicable unpaid property taxes in the amount of $179,728. As a result of the transaction, the Company recorded a gain on sale of property of $136,554.

Note 5 - License Agreement

In September 2001, MultiCell completed the purchase of its cell line business and, as a result, it acquired an exclusive license agreement with Rhode Island Hospital for the use of four patents owned by the hospital related to liver cell lines and liver assist devices. The primary patent acquired and being utilized is for immortalized hepatocytes (see Note 7). As of November 30, 2006 and 2005, management tested the carrying value of the license agreement for impairment and concluded that it had been impaired. Therefore, the Company recognized a charge of $232,348 and $1,626,075 to write down the estimated value of the license agreement in the year ended November 30, 2006 and 2005. The license agreement had a net carrying value of $0 and $250,000 as of November 30, 2006 and 2005, respectively, which represented the original cost of $2,433,393 allocated in connection with the acquisition, net of accumulated amortization of $2,433,393 and $2,183,939 at November 30, 2006 and 2005, respectively. Amortization expense totaled $17,652 and $132,432 for the years ended November 30, 2006 and 2005, respectively (in addition to the charge to write down the estimated value of the license agreement of $232,348 and $1,620,075 in the years ended November 30, 2006 and 2005, respectively). The Company will pay the hospital a 5% royalty on net sales derived from licenses based upon the patented technology, until it has paid a total of $550,000. As of

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2006 and 2005 (Continued)

Note 5 - License Agreement (Continued)

November 30, 2006, no significant payments had been made under this license agreement. After royalties totaling $550,000 have been paid, the Company pays a 2% royalty instead of a 5% royalty for the life of the patent.

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

On June 28, 2006, the Company entered into a letter agreement with Amarin amending the timing of the second license payment to be made to Amarin as outlined in the original License Agreement. In that letter agreement, the parties agreed to extend the deadline for the Company to make its second licensing payment which was to be made in May 2006. Under the terms of the agreement, the original second payment due to Amarin will be split into three payments. The first payment of $100,000 was made on July 17, 2006, the second payment was made on November 2, 2006, and the final payment for 2006 was made on December 13, 2006. Since no income can be projected from this license, the Company has recorded as a charge to research and development $700,000 in the current fiscal year.

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2006 and 2005 (Continued)

Note 6- Intangible Assets

Intangible assets consist of patents and patent rights obtained under licensing agreements and are amortized on a straight-line basis over the estimated useful life which is 18 years. The Company estimates amortization expenses related to intangible assets owned as of November 30, 2006 to be approximately $69,032 per year for the next five years.

Note 7- XenoTech Agreement

In August, 2003, MultiCell signed an exclusive sales, manufacture and distribution agreement for the use of its cell lines by XenoTech, an unrelated party. The agreement, which is for a term of seven years, required XenoTech to make an initial non refundable payment of $800,000 to MultiCell in August 2003. This payment represented consideration for and a guarantee of Nosan, XenoTech’s distributor’s, the right of first negotiation for distribution rights for the Asia Pacific Rim, should MultiCell successfully complete the development of its cell lines for the production of proteins, other cellular constituents and or drug like molecules. This $800,000 payment was being recognized by the Company as revenue over the 7 year term of the agreement and was reflected as deferred revenue in the accompanying consolidated balance sheet at November 30, 2005.

On February 1, 2006, the Company terminated the agreement with XenoTech due to the failure of XenoTech, with due notice, to cure various breaches within the time allotted by the agreement, including the payment of minimum royalties to maintain exclusivity. The Company recognized as income during the first quarter of 2006 the remaining deferred income balance $533,334 arising from the nonrefundable prepayment of $800,000 described above due to the termination of the original license agreement.

Note 8 - Income Taxes

The Company provides for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company had net deferred tax assets of approximately $8,256,000 and $6,169,000 at November 30, 2006 and 2005 relating primarily to the net operating loss carry-forwards generated by its operations. For financial statement purposes, the deferred tax assets have been fully offset by valuation allowances due to the uncertainties related to the extent and timing of the Company’s future taxable income.

A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended November 30, 2006 and 2005 is set forth below:

	2006	2005
Expected income tax benefit	$(1,842,206)	$(1,932,202)
Tax effect of nondeductible permanent differences	237,019	783,116
State income benefit, net of federal tax	(280,400)	(242,500)
Net increase in valuation allowance	1,885,587	1,391,586
Income tax benefit	$0	$0

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2006 and 2005 (Continued)

Note 8 - Income Taxes (Continued)

The Company’s net operating loss carry-forwards expire as follows:

Year Loss Generated	Balance of Loss Carry-forwards	Year of Expiration
November 30, 1999 and prior	$5,264,158	2008 through 2019
November 30, 2000	1,025,963	2020
November 30, 2001	1,604,660	2021
November 30, 2002	1,516,313	2022
November 30, 2003	369,377	2023
November 30, 2004	1,561,148	2024
November 30, 2005	4,082,489	2025
November 30, 2006	5,218,031	2026
Total	$20,642,139

Note 9 - Lease Commitments

On April 6, 2005, the Company entered into a three-year sublease agreement to lease a Lincoln, Rhode Island facility that houses activities related to administration, research and development. Remaining basic rental commitment under the sublease agreement as of November 30, 2006 total $143,479 payable as follows: $103,778 and $39,701 in years ending November 30, 2007 and November 30, 2008, respectively. The sublease agreement also provides for an optional three-year renewal period.

On September 1, 2006, the Company entered into a one-year sublease agreement to lease a San Diego, California research facility. The remaining basic rental commitments under the sublease agreement as of November 30, 2006 totals $42,164 payable as follows: $42,164 in the year ending November 30, 2007.

As a result of the relocation of operations during the year ended November 30, 2005, the Company recognized a loss associated with the abandonment of leasehold improvements of $14,286.

Rent expense under the Company’s operating leases was $188,612 and $102,973 for the fiscal years ended November 30, 2006 and 2005, respectively.

Note 10 - Warrants

On December 7, 2004, The Board of Directors voted to approve the issuance of 110,000 three year warrants at $.05 per share to an investor relations firm for consulting services to be rendered over a twelve month period commencing December 1, 2004. The fair value of the warrants determined using the Black-Scholes option pricing model was $82,961.

In addition, in February 2005, as consideration for consulting services over the three-year contract period, the Company issued to its non-executive Co-Chairman of the Board a five-year warrant to purchase 2,000,000 shares of the Company's common stock at $1.40 per share. One half the warrants become exercisable in equal monthly installments over a three-year vesting period. The second half of the warrants become exercisable and the first half

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2006 and 2005 (Continued)

Note 10 - Warrants (Continued)

will be accelerated within 30 days of the Company closing an additional equity financing arranged by the non- executive Co- Chairman of the Board of at least $10,000,000. The Company recognized expense on this warrant using variable accounting treatment determined using the Black-Scholes option pricing model.

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

On January 24, 2006, the Company issued a warrant to purchase common stock (the “Warrant”) to Trilogy Capital Partners, Inc. (the “Holder”). Pursuant to the Warrant, the Holder is entitled to purchase from the Company up to 1,000,000 shares of the Company’s common stock, at an exercise price per share of $0.59. The warrants are fully vested and immediately exercisable. The Warrant shall expire and shall no longer be exercisable on the earlier of February 1, 2009 or any change of control of the Company. The Company granted piggyback registration rights to the Holder with respect to the Warrant and the shares exercisable thereunder. The Company recorded charges associated with the warrant of $335,281 to selling, general and administrative expenses during the fiscal year ended November 30, 2006.

On May 3, 2006, as consideration for entering into a Common Stock Purchase Agreement (see Note 13), the Company issued to Fusion Capital a warrant to purchase 1,572,327 shares of its common stock. Upon execution of an amended purchase agreement on October 5, 2006, this warrant issued to Fusion Capital was cancelled and returned to the Company.

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2006 and 2005 (Continued)

Note 10 - Warrants (Continued)

On July 14, 2006, in connection with the private placement of the Series B convertible preferred stock the Company issued warrants to acquire up to 10,500,000 shares of the Company’s common stock at an exercise price of $0.35 per share. The warrants have a term of five years and expire on July 14, 2011.

On August 16, 2006, as consideration for a research report written about the Company, the Company issued to Crystal Research a warrant to purchase 200,000 shares of its common stock that vested immediately at an exercise price of $0.60 per share. The warrant has a term of four years the Company recorded a charge of $21,236 to selling, general and administrative expense during the three months ended August 31, 2006, based on the fair value of this warrant issued as determined by the Black-Scholes option pricing model.

During March, 2006 the Company entered into a placement agency agreement with Bristol Investment Group, Inc. As part of this agreement, the Company agreed to issue 350,000 warrants. The warrants were priced at $.56 per share vested immediately and will expire in five years. On October 4, 2006, the Board of Directors authorized the grant. The Company recorded a charge of $75,616 to selling, general and administrative expense.

Changes during the fiscal year ended November 30, 2006 in warrants outstanding for the Company were as follows:

Warrants outstanding at November 30, 2005	12,110,546
Granted	13,622,326
Forfeited	(2,572,327)

Warrants outstanding at November 30, 2006	23,160,545

Note 11 - Series I Convertible Preferred Stock

The Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 2,000,000 shares of Series I convertible preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares of preferred stock. The Board of Directors has designated 20,000 shares as Series I convertible preferred stock. On July 13, 2004, the Company completed a private placement of Series I convertible preferred stock. A total of 20,000 shares were sold to accredited investors at a price of $100 per share. The Series I shares are convertible at any time into common stock at 80% of the average trading price of the lowest three inter-day trading prices of the common stock for the ten days preceding the conversion date, but at an exercise price of no more than $1.00 per share and no less than $.25 per share. The conversion of the Series I preferred stock is limited to 9.99% of the Company’s common stock outstanding on the date of conversion. The Series I preferred stock does not have voting rights. The purchasers also received warrants to acquire up to 1,000,000 shares of the Company’s common stock. In the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding share of Series I convertible preferred stock shall be entitled to be paid first out of the assets of the Company available for

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2006 and 2005 (Continued)

Note 11 - Series I Convertible Preferred Stock (Continued)

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

During the current fiscal year, 2,800 shares of preferred stock were converted into 1,000,000 shares of common stock. During the prior fiscal year 3,000 shares of preferred stock were converted into 300,000 shared of common stock

Note 12 - Series B Redeemable Convertible Stock

The Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares of preferred stock. The Board of Directors has designated 17,000 shares as Series B convertible preferred stock. On July 14, 2006, the Company completed a private placement of Series B convertible preferred stock. A total of 17,000 Series B shares were sold to accredited investors at a price of $100 per share. The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Conversion Price.”) The Conversion Price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the Conversion Price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options). The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion. The Series B preferred stock does not have voting rights. Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company will pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of the Wall Street Journal Prime Rate plus 1%, or 9%. In no event will the dividend rate be greater than 12% per annum. The dividend will be payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first day of that month. In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares will be reduced to 85% of the otherwise applicable conversion price.

If the Company draws any proceeds from the Company’s equity line of credit facility with Fusion Capital, the purchasers may require the Company to use 25% of the gross proceeds received by the Company under such equity

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2006 and 2005 (Continued)

Note 12 - Series B Redeemable Convertible Stock (Continued)

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

Proceeds to the Company were $1,660,000 net of $40,000 of issuance costs, of which $925,326 was assigned to the 10,500,000 warrants, issued utilizing the Black-Scholes option pricing model. The terms associated with the warrants are described in Note 10.

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

Note 13 - Common Stock

On February 10, 2005, the Company completed a private placement offering pursuant to Regulation D of the Securities Act of 1933, as amended. Pursuant to subscription agreements, originally signed on January 29, 2005

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2006 and 2005 (Continued)

Note 13 - Common Stock (Continued)

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

On May 23, 2006, the Board of Directors voted to approve the issuance of 387,481 shares of common stock at $0.36 per share (the closing price on that date) to members of the Company’s Board of Directors and to four consultants for services performed during the three months ended August 31, 2006 the total value of these shares was $139,493 and the related expense is included in selling, general and administrative expenses.

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
For the Years Ended November 30, 2006 and 2005 (Continued)

Note 13 - Common Stock (Continued)

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

On October 27, 2006, the Company issued 140,186 shares of common stock at $0.32 per share (the closing price on that date) to Anthony Cataldo as partial payment of the Separation Agreement.

On November 17, 2006, the Board of Directors voted to approve the issuance of 267,858 shares of common stock at $0.28 per share (the closing price on that date) to Emmes Group, Inc. for consulting services performed. The total value of these shares was $75,000 and the related expense is included in selling, general and administrative expenses.

At November 30, 2006 and 2005, the Company had reserved 36,840,063 and 18,055,146 shares of common stock, respectively, for potential future issuances upon exercise of outstanding warrants and options, and conversion of convertible preferred stock as follows:

	November 30, 2006	November 30, 2005
Warrants (Note 10)	23,160,545	12,110,546
Stock options (Note 14)	2,860,000	2,944,600
Series B Redeemable Convertible Stock (Note 12)	5,274,063	3,000,000
Preferred stock (Note 12)	5,545,455	0
Totals	36,840,063	18,055,146

All warrants are exercisable in whole or in part, at any time and from time to time on or before the expiration date. These warrants are or will be exercisable at $.01 to $1.50 per share and expire at various dates from July 2007 through 2014.

Note 14 - Stock Compensation Plans

2000 Stock Incentive Plan: Effective February 15, 2000, the Company adopted a 2000 Stock Incentive Plan and a 2000 Employee Benefit Plan which authorizes the granting of shares and options to employees, outside directors,

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2006 and 2005

Note 14 - Stock Compensation Plans (Continued)

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

Prior to 2000, the Company had issued options with terms of up to 10 years and exercise prices of $.50 to $2.50 per share (the fair market value at the respective dates of grant) to various employees, officers and directors of the Company in return for various services rendered to the Company. None of these options remained outstanding at November 30, 2006 and 2005. Changes during the years ended November 30, 2006 and 2005 in stock options outstanding with respect to the 2000 plans for the Company were as follows:

	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	882,600	$.71	1,020,600	$0.71
Granted
Forfeited	(402,600)	$.39
Exercised			(138,000)	$.58
Options outstanding at end of year	480,000	$1.02	882,600	$0.71
Options exercisable at end of year	474,444		668,878

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2006 and 2005

Note 14 - Stock Compensation Plans (Continued)

The following table summarizes information about stock options outstanding for the 2000 plans at November 30, 2006, all of which are at fixed prices:

Range of Exercise Prices	Number Outstanding At 11/30/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 11/30/2006
$.30 - $.40	280,000	1.12 yrs	$0.39	280,000
$.57 - $1.00	100,000	1.78 yrs	0.74	100,000
$2.55 - $3.50	100,000	1.16 yrs	3.05	94,444
	480,000		$1.02

The weighted average remaining contractual life and exercise price for options exercisable at November 30, 2006, are 1.28 years and $1.03, respectively.

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

Changes during the years ended November 30, 2006 and 2005 in stock options outstanding with respect to the 2004 plan for the Company were as follows:

	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	2,062,000	1.32	480,000	$1.28
Granted	430,000.53		1,582,000	$1.33
Forfeited	(112,000)	1.10
Exercised
Options outstanding at end of year	2,380,000	1.19	2,062,000	$1.32

Options exercisable at end of year	1,509,444		560,333

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2006 and 2005

Note 14 - Stock Compensation Plans (Continued)

The following table summarizes information about stock options outstanding for the 2004 plan at November 30, 2006, all of which are at fixed prices:

Range Of Exercise Prices	Number Outstanding At 11/30/2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 11/30/2006
$068 - $1.10	640,000	4.31	$.76	435,833
$1.25- $2.00	1,740,000	2.98	$1.35	1,073,611
	2,380,000			1,509,444

The weighted average remaining contractual life and exercise price for options exercisable at November 30, 2006, are 3.3 years and $1.18, respectively. At November 30, 2006 the Company’s stock price was less than the exercise price of all the outstanding options, and accordingly there is no intrinsic value with the respect to options outstanding as of November 30, 2006.

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

The Company has adopted the provisions of SFAS 123R effective December 1, 2005 and has selected the Black-Scholes method of valuation for share-based compensation. The Company has adopted the modified prospective transition method which does not require restatement of prior periods. Instead, it requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. The charge is being recognized in research and development and selling, general and administrative expenses over the remaining service period after the adoption date based upon the original estimate of fair value of the options as of the grant date. 123R requires that we elect an approved method to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123R within one year of its adoption. As of November 30, 2006, we have not made that election.

On January 18, 2006, Gerard A. Wills was granted an option to purchase 300,000 shares of the Company's common stock at an exercise price per share of $0.56, the fair market value at the date of the grant, under the Company's 2004 Equity Incentive Plan (The "Plan"). Upon the separation from the Company, the options became fully vested.

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2006 and 2005

Note 14 - Stock Compensation Plans (Continued)

The Company recorded a charge of $123,876 to selling, general and administrative expense determined using the Black-Scholes option pricing model.

On January 18, 2006, The Company granted to a consultant an option to purchase 40,000 shares of the Company's common stock at an exercise price of $0.56, the fair market value at the date of the grant under the Company's 2004 Equity Incentive Plan (The "Plan"). Subject to the terms of the plan (The "Plan"), the options will be exercisable for a period of five years and vest monthly over the three-year term of the agreement in equal increments of 1/36th. The Company recorded a charge of $ 3,688 to selling, general and administrative expense determined using the Black-Scholes option pricing model.

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

On October 4, 2006, The Board of Directors voted to approve stock options to purchase 90,000 shares of The Company’s common stock to three consultants, at an exercise price of $.42 per share, the fair market value at the date of the grant) under the Company’s 2004 Equity Incentive Plan (The “Plan”). Subject to the terms of the plan, the options will be exercisable for a period of five years and vest monthly over the three-year term of the agreement in equal increments of 1/36th. The Company recorded a charge of $5,688 to selling, general and administrative expense determined using the Black-Scholes option pricing model.

Note 15 - Grant Income

In July 2003, the Company was awarded a grant by the National Institutes of Health to improve the function of the Company's cell line. The Company began the project in July 2004. The total federal award amounted to $139,314.

The project period expired on December 31, 2004. During the year ended November 30, 2005, the Company received $36,256 under the grant and has accounted for this as an offset to research and development expenses for the year. On August 30, 2005, notification was received that a new Small Business Innovation Research award in the amount of $137,724 had been granted to the Company to create proprietary BioFactories™ that express a serine protease inhibitor recently implicated as a novel treatment for sepsis. The Company received $45,113 in fiscal year 2005 and $92,611 in fiscal year 2006 under this grant and has accounted for this as an offset to research and development expenses for the year.

On June 22, 2006, The National Institutes of Health awarded a grant in the amount of $210,000 to treat Type 1

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2006 and 2005

Note 15 - Grant Income (Continued)

Diabetes. During the year ended November 30, 2006, the Company received $74,699 under this grant and has accounted for this as an offset to research and development expenses for the year.

Note 16 - Xenogenics Subsidiary and Minority Interest

As of November 30, 2006 and 2005, the Company owned 56.4% of the 2,659,004 outstanding common shares of Xenogenics, one of its subsidiaries.

Note 17 - Acquisition

On September 7, 2005, MCTI entered into an Asset Contribution Agreement with the Company, Alliance Pharmaceutical Corp. ("Alliance"), and Astral, Inc. ("Astral," and together with Alliance, "Transferors") (the “Agreement”). Pursuant to the Agreement, MCTI issued 490,000 shares of common stock to Alliance in consideration for the acquisition of certain assets (including intellectual property, laboratory equipment and furniture) and the assumption of certain liabilities relating to Transferors' business. The intellectual property acquired by MCTI includes ten United States and twenty foreign issued and pending patents and patent applications related to chimeric antibody technology, treatment of Type 1 diabetes, T-cell tolerance, toll-like receptor technology, dendritic cells, dsRNA technology and immunosuppression. The 490,000 shares of MCTI’s common stock represent 49% of the outstanding shares of MCTI, as of the closing of the transaction. As part of the acquisition, the Company has guaranteed the obligations of MCTI related to the assumption of certain liabilities relating to Transferors' business.

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

Immediately following the closing of the Acquisition, MCTI sold and issued 500,000 shares of MCTI’s Series A Preferred Stock to the Company pursuant to a Series A Preferred Stock Purchase Agreement (the "Series A Financing"). In consideration for MCTI’s issuance of shares of Series A Preferred Stock, the Company paid to MCTI cash in the amount of $1,000,000, and issued a secured promissory note to MCTI in the amount of $1,000,000 (the "Note"). The Note bears interest at an annual rate of 5% and may be prepaid without penalty by the Company at any time. The Note is secured by 250,000 shares of Series A Preferred Stock held by the Company and is payable in the amount of $250,000 plus interest at the end of each three-month period following the issuance of such Note. Following the Series A Financing, the Company holds approximately 67% of the outstanding shares (on an as-converted basis) of MCTI, and Alliance holds the remainder of approximately 33%.

The board of directors of MCTI consists of three members as follows: (a) W. Gerald Newmin, the Company’s Chief Executive Officer, (b) Stephen Chang, the Company’s President, and (c) Duane Roth, Alliance's Chief Executive Officer.

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2006 and 2005

Note 17 - Acquisition (Continued)

Simultaneously with the execution of the Agreement, the Company entered into an IP Agreement and Release (the "IP Agreement") with Mixture and Astral. Pursuant to the IP Agreement, Mixture assigned to MCTI certain intellectual property related to the Astral business previously assigned by Astral to Mixture. In consideration, the Company (a) paid $100,000 to Mixture, and (b) issued to Mixture a Warrant to purchase up to 400,000 shares of the Company’s Common Stock. The first 200,000 shares underlying the Warrant may be exercised by Mixture commencing six months following the issue date of the Warrant at an exercise price per share of $1.20. The second 200,000 shares underlying the Warrant may be exercised by Mixture (a) commencing on the one-year anniversary of the issue date of the Warrant at an exercise price per share equal to 120% of the average price per share for the 30-day period prior to such one-year anniversary, or (b) in the event of a change of control of the Company prior to such one-year anniversary, commencing on the date of the public announcement of such change of control at an exercise price per share equal to 120% of the average price per share for the 30-day period prior to such change of control. The Warrant shall terminate upon the earlier of (a) the seventh anniversary of the issue date of the Warrant and (b) a change of control of the Company. The Company has granted customary "piggy-back" registration rights with respect to the shares issuable pursuant to the exercise of the Warrant.

Note 18 - Restatement of Financial Statements

In connection with the annual year end audit for the year ended November 30, 2006, the Company's independent registered public accounting firm, brought to the attention of the Company that certain of the license payments made during the year was not accounted for properly. Accordingly, certain previously deferred license payments need to be expensed in the financial statements previously issued by the Company. Under accounting rules, license payments cannot be deferred unless those amounts are recoverable without any further development. Because this product candidate the company licenses from Amarin pursuant to the licensing agreement requires further development before they will generate any revenue, the license payments should have been expensed on the Company's financial statements at the time the payments were made.

The following tables show the effects of the restatement on the Company's quarterly results of operations for the three months ended February 28, 2006,the six months ended May 31, 2006 and the three and nine months ended August 31, 2006. The column labeled "Restatement Adjustment" represents the adjustment for license payments expensed in the appropriate quarter.

Restated Consolidated Balance Sheet
February 28, 2006
(Unaudited)

	As Previously Reported February 28, 2006	Restatement Adjustment February 28, 2006	As Restated February 28, 2006
Current Assets:
Cash and cash equivalents	$715,798		$715,798
Marketable securities	390,469		390,469
Interest and dividends receivable	1,988		1,988
Accounts, royalties and grant receivable	52,766		52,766
Other current assets	77,097		77,097
Total current assets	1,238,118	-	1,238,118

Equipment and improvements, net	147,617		147,617
License agreements, net of accumulated amortization of $2,183,640	741,421	(495,834)	245,587
Intangible assets, net of accumulated amortization of $34,486	1,251,203		1,251,203
Other assets	35,891		35,891
Total assets	$3,414,250	(495,834)	$2,918,416
Current liabilities:
Accounts payable and accrued expenses	$714,780		$714,780
Current portion of deferred income	5,200		5,200
Total current liabilities	719,980	-	719,980

Deferred income, net of current portion	55,900		55,900
Total liabilities	775,880	-	775,880
Minority interest	492,719		492,719
Stockholders' equity:
Preferred stock, $.01 par value: 2,000,000 shares authorized 15,000 designated as Series I convertible preferred issued and outstanding, liquidation value of $1,500,000	150		150
Common stock, $.01 par value: 200,000,000 shares authorized,33,046,811 shares issued and outstanding	330,468		330,468
Additional paid-in capital	28,330,995		28,330,995
Accumulated deficit	(26,518,105)	(495,834)	(27,013,939)
Accumulated other comprehensive income (loss)	2,143		2,143
Total stockholders' equity	2,145,651	(495,834)	1,649,817
Total liabilities and stockholders' equity	$3,414,250	(495,834)	$2,918,416

Restated Consolidated Statement of Operations
For the Three Months Ended February 28, 2006
(Unaudited)

	As Previously Reported February 28, 2006	Restatement Adjustment February 28, 2006	As Restated February 28, 2006

Revenues	$546,231		$546,231
Operating expenses:
Selling, general and administrative expenses	801,593		801,593
Research and development	482,745	$495,834	978,579
Depreciation and amortization	35,544		35,544

Total Operating expenses	1,319,882	495,834	1,815,716

Operating loss	(773,651)	(495,834)	(1,269,485)

Other income (loss)	136,955		136,955

Net loss attributable to common stockholders	$(636,696)	$(495,834)	$(1,132,530)

Net loss per share applicable to common stockholders- basic and diluted	$(0.02)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	33,046,811	33,046,811	33,046,811

Restated Consolidated Balance Sheet
May 31, 2006
(Unaudited)

	As Previously Reported May 31, 2006	Restatement Adjustment May 31, 2006	As Restated May 31, 2006
Current Assets:
Cash and cash equivalents	$26,380		$26,380
Accounts, royalties and grant receivable	36,023		36,023
Other current assets	101,194		101,194
Total current assets	163,597	-	163,597

Equipment and improvements, net	152,717		152,717
License agreements, net of accumulated amortization of $2,119,219	732,842	(491,668)	241,174
Intangible assets, net of accumulated amortization of $34,486	1,233,945		1,233,945
Other assets	81,391		81,391
Total assets	$2,364,492	(491,668)	$1,872,824
Current liabilities:
Accounts payable and accrued expenses	$754,850		$754,850
Current portion of deferred income	5,200		5,200
Total current liabilities	760,050		760,050

Deferred income, net of current portion	54,600		54,600
Total liabilities	814,650		814,650
Minority interest	324,671		324,671
Stockholders' equity:
Preferred stock, $.01 par value: 2,000,000 shares authorized 15,000 designated as Series I convertible preferred issued and outstanding, liquidation value of $1,500,000	121		121
Common stock, $.01 par value: 200,000,000 shares authorized,33,046,811 shares issued and outstanding	363,575		363,575
Additional paid-in capital	28,579,784		28,579,784
Accumulated deficit	(27,718,309)	(491,668)	(28,209,977)
Accumulated other comprehensive income (loss)	-		-
Total stockholders' equity	1,225,171	(491,668)	733,503
Total liabilities and stockholders' equity	$2,364,492	(491,668)	$1,872,824

Restated Consolidated Statement of Operations
For the Three Months Ended May 31, 2006
(Unaudited)

	As Previously Reported May 31, 2006	Restatement Adjustment May 31, 2006	As Restated May 31, 2006

Revenues	$26,775		$26,775
Operating expenses:
Selling, general and administrative expenses	1,054,899		1,054,899
Research and development	303,479	$(4,166)	299,313
Depreciation and amortization	36,185		36,185

Total Operating expenses	1,394,563	(4,166)	1,390,397

Operating loss	(1,367,788)	4,166	(1,363,622)

Other income (loss)	167,584		167,584

Net loss attributable to common stockholders	$(1,200,204)	$4,166	$(1,196,038)

Net loss per share applicable to common stockholders- basic and diluted	$(0.03)	$0.00	$(0.03)

Weighted average number of common shares outstanding - basic and diluted	34,345,999	34,345,999	34,345,999

Restated Consolidated Statement of Operations
For the Six Months Ended May 31, 2006
(Unaudited)

	As Previously Reported May 31, 2006	Restatement Adjustment May 31, 2006	As Restated May 31, 2006

Revenues	$573,006		$573,006
Operating expenses:
Selling, general and administrative expenses	1,856,492		1,856,492
Research and development	786,224	$491,668	1,277,892
Depreciation and amortization	71,729		71,729

Total Operating expenses	2,714,445	491,668	3,206,113

Operating loss	(2,141,439)	(491,668)	(2,633,107)

Other income (loss)	304,539		304,539

Net loss attributable to common stockholders	$(1,836,900)	$(491,668)	$(2,328,568)

Net loss per share applicable to common stockholders- basic and diluted	$(0.05)	$(0.01)	$(0.07)

Weighted average number of common shares outstanding - basic and diluted	33,703,543	33,703,543	33,703,543

Restated Consolidated Balance Sheet
August 31, 2006
(Unaudited

	As Previously Reported February 28, 2006	Restatement Adjustment February 28, 2006	As Restated February 28, 2006
Current Assets:
Cash and cash equivalents	$568,964		$568,964
Accounts, royalties and grant receivable	90,081		90,081
Other current assets	70,540		70,540
Total current assets	729,585	-	729,585

Equipment and improvements, net	142,186		142,186
License agreements, net of accumulated amortization of $2,196,632	819,678	(582,917)	236,761
Intangible assets, net of accumulated amortization of $34,486	1,216,687		1,216,687
Other assets	70,891		70,891
Total assets	$2,979,027	(582,917)	$2,396,110
Current liabilities:
Accounts payable and accrued expenses	$816,632		$816,632
Current portion of deferred income	42,871		42,871
Total current liabilities	859,503	-	859,503

Deferred income, net of current portion	53,300		53,300
Total liabilities	912,803	-	912,803
Minority interest	200,287		200,287
Stockholders' equity:
Series B Redeemable Convertible Preferred, 17,000 designated as Series B, 17,000 shares issued and outstanding, liquidation value of $1,713,104	1,713,104		1,713,104
Preferred stock, $.01 par value: 2,000,000 shares authorized 15,000 designated as Series I convertible preferred issued and outstanding, liquidation value of $1,500,000	121		121
Common stock, $.01 par value: 200,000,000 shares authorized,33,046,811 shares issued and outstanding	370,925		370,925
Additional paid-in capital	30,356,910		30,356,910
Accumulated deficit	(30,575,123)	(582,917)	(31,158,040)
Accumulated other comprehensive income (loss)	-		-
Total stockholders' equity	152,833	(582,917)	(430,084)
Total liabilities and stockholders' equity	$2,979,027	(582,917)	$2,396,110

Restated Consolidated Statement of Operations
For the Three Months Ended August 31, 2006
(Unaudited)

	As Previously Reported August 31, 2006	Restatement Adjustment August 31, 2006	As Restated August 31, 2006

Revenues	$28,874		$28,874

Operating expenses:
Selling, general and administrative expenses	653,729		653,729
Research and development	592,380	$91,249	683,629
Depreciation and amortization	40,953		40,953

Total Operating expenses	1,287,062	91,249	1,378,311

Operating loss	(1,258,188)	(91,249)	(1,349,437)

Other income (loss)	122,208		122,208
Net loss	(1,135,980)	(91,249)	(1,227,229)
Non-cash deemed dividend related to series B preferred stock	(1,700,000)		(1,700,000)
Preferred stock dividends	(20,834)		(20,834)
Net loss attributable to common stockholders	$(2,856,814)	$(91,249)	$(2,948,063)
Net loss per share applicable to common stockholders- basic and diluted	$(0.08)	$(0.00)	$(0.08)

Weighted average number of common shares outstanding - basic and diluted	36,503,186	36,503,186	36,503,186

Restated Consolidated Statement of Operations
For the Nine Months Ended August 31, 2006
(Unaudited)

	As Previously Reported August 31, 2006	Restatement Adjustment August 31, 2006	As Restated August 31, 2006

Revenues	$601,880		$601,880

Operating expenses:
Selling, general and administrative expenses	2,510,221		2,510,221
Research and development	1,378,604	582,917	1,961,521
Depreciation and amortization	112,682		112,682

Total Operating expenses	4,001,507	582,917	4,584,424

Operating loss	(3,399,627)	(582,917)	(3,982,544)

Other income (loss)	426,747		426,747
Net loss	(2,972,880)	(582,917)	(3,555,797)
Non-cash deemed dividend related to series B preferred stock	(1,700,000)		(1,700,000)
Preferred stock dividends	(20,834)		(20,834)
Net loss attributable to common stockholders	$(4,693,714)	$(582,917)	$(5,276,631)

Net loss per share applicable to common stockholders- basic and diluted	$(0.14)	$(0.02)	$(0.15)

Weighted average number of common shares outstanding - basic and diluted	34,643,569	34,643,569	34,643,569

Note 19- Related Party Transaction

Our Chairman and Chief Financial Officers wife, Barbara Corbett, provides investor relations consulting services to the Company. Ms. Corbett is compensated on an hourly basis and is paid in common stock of the Company. These charges amounted to $7,571 and $21,038 for the years ended November 30, 2006 and 2005, respectively.

MULTICELL TECHNOLOGIES, INC. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended November 30, 2006 and 2005

Note 20- Subsequent Events

On February 28, 2007 the Company completed a financing agreement with La Jolla Cove Investors (“LJCI”). Pursuant to a Debenture Purchase Agreement between the Company and LJCI (the “Debenture Purchase Agreement”), the Company sold a convertible debenture to LJCI with a principal amount of $1,000,000, carries an annual interest rate of 7.75%, expires twelve months after issuance and is convertible into shares of the Company’s common stock (the “Initial Note”). In addition, pursuant to a Registration Rights Agreement dated February 28, 2007 between the Company and LJCI (the “Rights Agreement”), the Company agreed to register with the U.S. Securities and Exchange Commission (the “SEC”) up to 12 million shares of the Company’s common stock underlying the Initial Note for re-sale by LJCI. $250,000 of the purchase price of the Initial Note was funded upon closing of the financing with the balance of the purchase price to be payable in installments. The $250,000 funded upon closing is secured by pledges of Company common stock held by certain insiders of the Company pursuant to a Stock Pledge Agreement dated February 28, 2007 (the “Pledge Agreement”). Pursuant to a letter dated February 28, 2007 (the “Note Letter”) from LJCI to and acknowledged by the Company, the Company agreed to sell to LJCI an additional $1,000,000 with the same terms as the Initial Note no later than thirty days after the principal amount outstanding under the Initial Note is less than $250,000.

In addition, pursuant to a Securities Purchase Agreement dated February 28, 2007 between the Company and LJCI (the “Securities Purchase Agreement”), the Company agreed to sell to LJCI a convertible debenture with a principal amount of $100,000, an annual interest rate of 4.75%, expiration date of February 28, 2012 and convertible into shares of the Company’s common stock (the “Second Note”). The shares underlying the Second Note are not required by LJCI to be registered with the SEC. All $100,000 principal amount of the Second Note was funded to the Company upon closing.

In addition, the Company issued LJCI a warrant (the “Warrant”) to purchase up to 10 million shares of the Company’s common stock at a strike price of $1.09 per share, exercisable over the next 5 years pursuant to a schedule outlined in a letter dated February 28, 2007 from LJCI to and acknowledged by the Company (the “Warrant Letter”).

Subsequent to November 30, 2006, the Company raised $400,000 under Fusion Capital equity line of credit by issuing 2,022,074 common shares. In addition, the Company also issued 342,323 common shares to consultants for various services rendered.