Form 10QSB
period 2007-02-28
MultiCell Technologies, Inc.
filed 2007-04-17
CIK 811779

During the review of our Form 10-KSB, which was filed on March 15, 2007, our independent registered public accounting firm noted several deficiencies related to the presentation of the basic financial statements and the accompanying notes to the financial statements. As a result of these deficiencies, the financial statements and the notes thereto did not meet the requirements of accounting principles generally accepted in the United States of America. These deficiencies could impact the timeliness and accuracy of financial reporting. We are actively working to correct the noted deficiencies, but as of February 28, 2007, they are not completely remedied. Our disclosure control over financial reporting did not detect these matters and therefore was not effective at February 28, 2007 at detecting these disclosure deficiencies in the financial statements. For more information regarding the noted deficiencies, see our Annual Report on Form 10-KSB filed with the SEC on March 15, 2007.

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended February 28, 2007.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

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

As of February 28, 2007, the issuer had 40,843,896 shares of Common Stock, $.01 par value, outstanding.

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	February 28, 2007	November 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$5,516	$77,611
Accounts, royalties and grant receivable	36,791	17,620
Other current assets	31,012	42,806
Total current assets	73,319	138,037

Equipment and improvements, net	122,020	132,140
Intangible assets, net of accumulated amortization of $103,548 and $86,290	1,182,172	1,199,429
Other assets	30,891	35,891
Total assets	$1,408,402	$1,505,497

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$1,645,578	$1,134,321
Current portion of deferred income	20,797	29,159
Total current liabilities	1,666,375	1,163,480

Deferred income, net of current portion	45,500	52,000
Total liabilities	1,711,875	1,215,480
Minority interest	-	14,248

Commitments and contingencies

Series B Redeemable Convertible Preferred Stock, 17,000 shares designated as Series B, 15,155 shares issued and outstanding, liquidation value of $1,726,728 and $1,700,709	1,686,728	1,660,709

Stockholders’ deficiency:
Preferred stock, $.01 par value: 2,000,000 shares authorized, Series I Convertible Preferred, 20,000 shares designated as Series I, 12,200 shares , liquidation value of $1,220,000	121	121
Common stock, $.01 par value: 200,000,000 shares authorized, 40,843,896 shares and 38,479,499 shares issued and outstanding	408,438	384,795
Additional paid-in capital	32,315,887	31,289,858
Accumulated deficit	(34,714,647)	(33,059,714)
Total stockholders’ deficiency	(1,990,201)	(1,384,940)
Total liabilities and stockholders’ deficiency	$1,408,402	$1,505,497

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended February 28, 2007 and 2006

	2007	2006 As Restated
		(Note 3 )
Revenue	$46,886	$546,231

Operating expenses:
Selling, general and administrative expenses	1,287,894	801,593
Research and development	361,073	982,745
Depreciation and amortization	27,378	31,378
Total operating expenses	1,676,345	1,815,716
Operating loss	(1,629,459)	(1,269,485)

Other income (expense):
Loss on sale of marketable securities		(18,815)
Interest expense	(697)	(371)
Interest and dividend income	4	18,205
Minority interest in net loss of subsidiary	14,248	137,936
Total other income	13,555	136,955
Net loss	(1,615,904)	(1,132,530)
Preferred stock dividends	(39,029)	-
Net loss attributable to common stockholders	$(1,654,933)	$(1,132,530)
Net loss per share attributable to common stockholders - basic and diluted	$(0.04)	$(0.03)
Weighted average number of common shares - basic and diluted	39,903,476	33,046,811

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED)
For the Three Months Ended February 28, 2007

	Series I Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 1, 2006	12,200	$121	38,479,499	$384,795	$31,289,858	$(33,059,714)	$(1,384,940)
Stock-based compensation for services					162,814		162,814
Common stock issued for accrued expenses			217,842	2,178	50,322		52,500
Common stock issued for services			124,481	1,245	28,755		30,000
Stock-based compensation for warrants issued for pledging of stock					354,358		354,358
Common stock issued in conjunction with equity line			2,022,074	20,220	429,780		450,000
Dividends on preferred stock						(39,029)	(39,029)
Net loss						(1,615,904)	(1,615,904)

Balance, February 28, 2007	12,200	$121	40,843,896	$408,438	$32,315,887	$(34,714,647)	$(1,990,201)

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Three Months Ended February 28, 2007 and 2006

	2007	2006 As Restated
		(Note 3)
Cash flows from operating activities:
Net loss	$(1,615,904)	$(1,132,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,378	31,378
Loss on sale of marketable securities		18,815
Amortization of bond premium (discount)		2,823
Common stock issued for services	30,000
Stock-based compensation for services	517,172	103,162
XenoTech deferred income recognized		(533,333)
Minority interest in loss of subsidiary	(14,248)	(137,936)
Allowance for bad debts		47,519
Changes in operating assets and liabilities:
Accounts, royalties and interest receivable	(19,171)	(12,274)
Other current assets	11,793	(14,064)
Other assets	5,000	(4,939)
Accounts payable and accrued expenses	563,757	109,304
Deferred income	(14,862)	(1,300)
Net cash used in operating activities	(509,085)	(1,523,375)
Cash flows from investing activities:
Purchase of equipment	-	(5,800)
Proceeds from sale of marketable securities	-	729,498
Net cash provided by investing activities	-	723,698
Cash flows from financing activities:
Proceeds from issuance of common stock, net	450,000
Preferred stock dividends	(13,010)
Net cash provided by financing activities	436,990	-
Net decrease in cash and cash equivalents	(72,095)	(799,677)
Cash and cash equivalents, beginning of period	77,611	1,515,475
Cash and cash equivalents, end of period	$5,516	$715,798
Supplemental disclosure:
Interest paid	$697	$371
Supplemental disclosure of non-cash investing and financing activities:
Settlement of accrued expenses for common stock	$52,500

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNADITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell Technologies, Inc. and its subsidiaries (the “Company” or “MultiCell”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended November 30, 2006 (the “Form 10-KSB”) previously filed with the SEC. The results of operations for the three month period ended February 28, 2007 are not necessarily indicative of the operating results for the fiscal year ending November 30, 2007. The condensed consolidated balance sheet as of November 30, 2006 has been derived from the Company’s audited financial statements.

STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises SFAS No. 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”), which provided for the use of the intrinsic value method of accounting for employee stock options. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first quarter of the first annual reporting period that begins after December 15, 2005. Under SFAS 123R, the use of the intrinsic value method and the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

Effective December 1, 2005, the Company adopted SFAS 123R, for employee options using the modified prospective transition method. SFAS123R revised SFAS123 to eliminate the option to use the intrinsic value method and required the Company to expense the fair value of all employee options over the vesting period. Under the modified prospective transition method, the Company recognized compensation cost for the quarter ending February 28, 2007 which includes a) period compensation cost related to share-based payments granted prior to, but not yet vested, as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and b) period compensation cost related to share-based payments granted on or after December 1, 2005 based on the grant date fair value estimated in accordance with SFAS123R. In accordance with the modified prospective method, the Company has not restated prior period results.

2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of February 28, 2007, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $34,714,647. These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be able to successfully acquire the necessary capital to continue its on-going research efforts and bring its products to the commercial market. Management’s plans to acquire future funding include the potential sale of our common and/or preferred stock, the sale of warrants, and sales of our proprietary media, immortalized cells and primary cells to the pharmaceutical industry. Additionally, the Company continues to pursue research projects, government grants and capital investment. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. GOING CONCERN (Continued)

On May 3, 2006, MultiCell entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”), an Illinois limited liability company, which was amended and restated on October 5, 2006. Under the agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from the Company up to an aggregate amount of $8 million from time to time over a 25 month period. MultiCell has authorized 8,000,000 shares of its common stock for sale to Fusion Capital under the agreement. The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the agreement. The Company does not have the right to commence any sales of its shares to Fusion Capital until the SEC has declared effective the registration statement. After the SEC has declared effective such registration statement, generally the Company has the right but not the obligation from time to time to sell its shares to Fusion Capital in amounts between $50,000 and $1 million depending on certain conditions. MultiCell has the right to control the timing and amount of any sales of its shares to Fusion Capital. The purchase price of the shares will be determined based upon the market price of the Company’s shares without any fixed discount. Fusion Capital shall not have the right nor the obligation to purchase any shares of MultiCell’s common stock on any business day that the price of its common stock is below $0.20. The agreement may be terminated by MultiCell at any time at the Company’s discretion without any cost to the Company. If the holders of our Series B redeemable convertible preferred stock do not elect to require the Company use 25% of the gross proceeds received by the Company to repurchase and redeem their Series B shares or Series B shares converted into common stock, we anticipate using the proceeds from this financing for general corporate purposes, including the advancement of MCT-125 in a pivotal Phase IIb/III clinical trial for the treatment of fatigue in Multiple Sclerosis.. As of February 28, 2007, the Company has received $750,000 from this transaction for 3,001,010 shares of common stock.

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

On July 14, 2006, the Company completed a private placement of Series B convertible preferred stock. A total of 17,000 Series B shares were sold to accredited investors at a price of $100 per share. The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Conversion Price”). The Conversion Price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the Conversion Price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options). The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion. The Series B preferred stock does not have voting rights. Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company will pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (a) the Wall Street Journal Prime Rate plus 1%, or (b) 9%. In no event will the dividend rate be greater than 12% per annum. The dividend will be payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B Preferred Stock outstanding as of the first day of that month. In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares will be reduced to 85% of the otherwise applicable conversion price.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED

2. GOING CONCERN (Continued)

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

In addition, the purchasers also received warrants to acquire up to 10,500,000 shares of the Company’s common stock. The warrants have an exercise price of $0.32 per share and a term of five years which will expire on July 14, 2011. In the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding share of Series B preferred stock shall be entitled to be paid second in priority to the Series I preferred stockholders out of the assets of the Company available for distribution to stockholders, an amount equal to $100 per share of Series B preferred stock held plus any declared but unpaid dividends. After such payment has been made in full, such holders of Series B preferred stock shall be entitled to no further participation in the distribution of the assets of the Company.

On February 28, 2007, the Company entered into a Debenture Purchase Agreement (the “Debenture Purchase Agreement”) with La Jolla Cove Investors, Inc. (“LJCI”) pursuant to which the Company sold a convertible debenture to LJCI in a principal amount of $1,000,000 with an annual interest rate of 7.75% and expiring on February 28, 2008 (the “Initial Debenture”). The Company also entered into a Securities Purchase Agreement with LJCI on February 28, 2007 (the “Securities Purchase Agreement”) pursuant to which the Company agreed to sell a convertible debenture in a principal amount of $100,000 with an annual interest rate of 4.75% and expiring on February 28, 2012 (the “Second Debenture”, and together with the Initial Debenture, the “Debentures”). The initial $100,00 was deposited on March 5, 2007 and the balance of $250,00 was deposited on March 7, 2007.

The Company also agreed to issue another convertible debenture in the amount of $1,000,000 to LJCI with the same terms as the initial debenture no later than 30 days after the principal amount outstanding under the initial debenture is less than $250,000. In addition, the Company issued to LJCI a warrant to purchase up to 10 million shares of our common stock (the “LJCI Warrant”) at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007.

The Debentures will be convertible at the option of LJCI at any time up to maturity at a conversion price equal to the lesser of the fixed conversion price of $1.00, or 80% of the average of the lowest three daily volume weighted average trading prices per share of our common stock during the twenty trading days immediately preceding the conversion date. The Initial Debenture will accrue interest at 7.75% per year payable in cash or our common stock. The Second Debenture will accrue interest at 4.75% per year payable in cash or our common stock. The maximum amount of interest fees that can accrue assuming the Debentures remain outstanding until the maturity date is $103,616. If paid in stock, the stock will be valued at the rate equal to the conversion price of the Debentures in effect at the time of payment. Interest and principal payments on the Initial Debenture are due on the maturity date of February 28, 2008. Interest and principal payments on the Second Debenture are due on the maturity date of February 28, 2012. The Initial Debenture may not be prepaid without the written consent of LJCI. The Second Debenture may not be prepaid without the written consent of LJCI on or before February 28, 2008.

Pursuant to the Registration Rights Agreement with LJCI dated February 28, 2007 (the "Rights Agreement"), we agreed to register for resale under the Securities Act of 1933, as amended, 12,000,000 shares of common stock issuable upon conversion of the Initial Debenture, and use commercially reasonable best efforts to have the Registration Statement declared effective by May 29, 2007.

There is no guarantee that the SEC will declare the Registration Statement effective. In the event that the Registration Statement is not declared effective by the required dates, then LJCI may claim the Company is in default on these agreements, and the Company may face certain liquidated damages in addition to other rights that LJCI may have. The liquidated damages, at LJCI's option, include a decrease in the discount multiplier used to calculate the conversion price of the Debentures or an

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. GOING CONCERN (Continued)

acceleration of maturity. LJCI will not claim these damages, however, if the Company used commercially reasonable best efforts to obtain effectiveness of this Registration Statement or changes in the Commission's policies or interpretations make the Company unable to obtain effectiveness of this Registration Statement.

 3. RESTATEMENT OF FINANCIAL STATEMENTS

In connection with the annual year end audit for the year ended November 30, 2006, the Company’s independent registered public accounting firm brought to the attention of the Company that certain of the license payments made during the year were not accounted for properly. Accordingly, certain previously deferred license payments needed to be expensed in the financial statements previously issued by the Company. Under accounting rules, license payments cannot be deferred unless those amounts are recoverable without any further development. Because the product candidate the company licenses from Amarin pursuant to the licensing agreement requires further development before they will generate any revenue, the license payments should have been expensed on the Company’s financial statements at the time the payments were made.

 The following tables show the effects of the restatement on the Company’s quarterly results of operations for the three months ended February 28, 2006. The column labeled “Restatement Adjustment” represents the adjustment for license payments expensed in the quarter.

Restated Consolidated Statement of Operations
For the Three Months Ended February 28, 2006
(Unaudited)

	As Previously Reported February 28, 2006	Restatement Adjustment February 28, 2006	As Restated February 28, 2006
Revenues	$546,231		546,231

Operating expenses:
Selling, general and administrative expenses	801,593		801,593
Research and development	482,745	$500,000	982,745
Depreciation and amortization	35,544	(4,166)	31,378
Total operating expenses	1,319,882	495,834	1,815,716
Operating loss	(773,651)	(495,834)	(1,269,485)
Other income	136,955		136,955
Net loss	$(636,696)	$(495,834)	$(1,132,530)
Net loss per share applicable to common stockholders - basic and diluted	$(0.02)	$(0.01)	$(0.03)
Weighted average number of common shares outstanding - basic and diluted	33,046,811	33,046,811	33,046,811

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

During the quarter ended February 28, 2007, the Company issued 2,022,074 shares to Fusion Capital for a value of $450,000.

On January 12, 2007, the Board of Directors voted to approve the issuance of 124,481 shares of common stock at $0.24 per share (the closing price on that date) to a consultant for services performed during the three months ended February 28, 2007. The total value of these shares was $30,000 and the related expense is included in selling, general and administrative expenses.

On January 12, 2007, the Board of Directors voted to approve the issuance of 217,842 shares of common stock at $0.24 per share (the closing price on that date) in settlement of accrued expenses. The total value of these shares was $52,500.

Information with respect to stock activity for the Company’s plans for the three months ended February 28, 2007 is as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 1, 2006	2,860,000	$1.16
Grants	250,000	0.20
Cancellations	(50,000)	0.60
Outstanding at February 28, 2007	3,060,000	$1.09	2.92	$2,725,100
Exercisable at February 28, 2007	1,929,444	$1.22	2.47	$1,976,733

For grants during the three months ended February 28, 2007 the Company’s weighted average assumptions used in determining fair value under the Black-Scholes model for expected volatility, dividends, expected term, and risk-free interest rate were 71% to 98%; 0%; 3.08 to 5 years; and 5.24%, respectively. For grants during the three months ended February 28, 2006, the Company’s weighted average assumptions used in determining fair value under the Black-Scholes model were: dividend yield at 0%, expected volatility raging from 68% to 94%, risk-free interest rate ranging from 4.42% to 4.73% and expected lives ranging from 3.33 to 5 years. Expected volatility is based on the historical volatility of the Company’s common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. In addition, under SFAS 123R, fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. The estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, such resulting adjustment will be recorded in the period estimates are revised. The weighted average grant date fair value of options granted during the three months ended February 28, 2007 and 2006 was $0.13 and $0.56, respectfully.

In the three months ended February 28, 2007, the Company recorded charges for share-based compensation for options and warrants of $517,172 which is included in the Company’s net loss for the period. As of February 28, 2007, unamortized share-based compensation expenses of $259,322 remain to be recognized over a weighted-average period of 1.87 years.

The Company incurred losses for the three months ended February 28, 2007 and 2006. The assumed effects on net loss per share of the exercise of outstanding stock options and warrants and convertible preferred stock were anti-dilutive and,

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED))

4. COMMON STOCK, STOCK OPTIONS AND LOSS PER SHARE (Continued)

accordingly, diluted per share amounts equal basic net loss per common share amounts. The total number of common shares potentially issuable upon exercise or conversion excluded from the calculation of diluted loss per share was 52,400,010 and 19,804,237 as of February 28, 2007 and 2006, respectively.

5. SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares of preferred stock. The Board of Directors has designated 17,000 shares as Series B convertible preferred stock. On July 14, 2006, the Company completed a private placement of Series B convertible preferred stock. A total of 17,000 Series B shares were sold to accredited investors at a price of $100 per share. The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Conversion Price”). The Conversion Price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the Conversion Price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options). The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion. The Series B preferred stock does not have voting rights. Commencing on the date of issuance of the Series B Preferred Stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company will pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of the Wall Street Journal Prime Rate plus 1%, or 9%. In no event will the dividend rate be greater than 12% per annum. The dividend will be payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first day of that month. In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares will be reduced to 85% of the otherwise applicable conversion price

If the Company draws any proceeds from the Company’s equity line of credit facility with Fusion Capital, the purchasers may require the Company to use 25% of the gross proceeds received by the Company under such equity line to repurchase and redeem purchaser’s Series B Shares or Series B Preferred shares converted into common stock, as determined in the discretion of such purchaser. Series B Shares so redeemed shall be redeemed at $100 per share, plus accrued and unpaid dividends thereon, and shares of common stock so redeemed shall be redeemed at a price per share equal to the value weighted average closing price of the Company’s common stock over the immediately preceding five trading days, plus accrued and unpaid dividends thereon. For the three months ended February 28, 2007 the Company received $450,000 from Fusion Capital of which 25% of the gross proceeds were payable to purchasers of the Series B preferred shares.

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

In addition, the purchasers also received warrants to acquire up to 10,500,000 shares of the Company’s common stock. The warrants have an exercise price of $0.32 per share and a term of five years which will expire on July 14, 2011. In the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding share of Series B preferred stock shall be entitled to be paid second in priority to the Series I preferred stock holders out of the assets of the Company available for distribution to stockholders, an amount equal to $100 per share of Series B convertible preferred stock held plus any declared but unpaid dividends. After such payment has been made in full, such holders of Series B convertible preferred stock shall be entitled to no further participation in the distribution of the assets of the Company.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. WARRANTS

On February 28, 2007, as consideration for consulting fees, the Company issued to Capstone Investments a warrant to purchase 100,000 shares of its common stock at an exercise price of $.2875 per share. The warrant has a term of five years and vested immediately. The Company recorded a charge of $20,285 to selling, general and administrative expense during the three months ended February 28, 2007, based on the fair value of this warrant issued as determined by the Black-Scholes option pricing model.

On February 28, 2007, as consideration for pledging 2,527,638 of the shares of our common stock owned by certain officers, directors and major stockholders, each pledgor received a stock purchase warrant equal to 110% of the number of shares pledged, or a total of 2,780,402 warrants. The warrants have a term of five years and vested immediately. The Company recorded a charge of $354,358 to selling, general and administrative expenses for the three months ended February 28, 2007, based on the fair value of these warrants as determined by the Black-Sholes option pricing model.

On February 28, 2007 and in connection with a debenture financing with La Jolla Cove Investors, Inc. (“LJCI”) described in Note 2 above, we issued to LJCI a warrant to purchase up to 10 million shares of our common stock (the “LJCI Warrant”) at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007.

Changes during the three months ended February 28, 2007 in warrants outstanding for the Company were as follows:

Warrants outstanding at November 30, 2006	23,160,545
Granted	13,280,402
Forfeited	-
Warrants outstanding at February 28, 2007	36,440,947

7. LICENSE AGREEMENTS

On December 1, 2005, the Company entered into a Research Agreement (the “Agreement”) with the Trustees of Columbia University (“Columbia”). Among other things, the Agreement provides for the investigation of a novel anti-apoptosis compound. The research project is designed to determine whether the compound can protect against Retinal Ganglion Cell (RGC) death in acute and chronic in vivo models of optic neuropathy. The research was conducted in a Columbia laboratory under the direction of Dr. James Tsai, Associate Professor of Ophthalmology. The Company was to provide financial support for the research during the two year term of the Agreement in an aggregate amount of at least approximately $310,000, subject to certain adjustments. The Company also paid Columbia an additional $50,000 in consideration of Columbia’s grant to the Company of an option to enter into an exclusive worldwide license for any invention resulting from the research, subject to certain conditions. During the three months ended February 28, 2007, the Company terminated the Agreement with Columbia University. As a result of the termination of the Agreement, the Company was no longer liable for financial support and has eliminated the amount accrued as an offset to research and development charges in the accompanying financial statements.

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

The License Agreement, which is for a term equal to the life of the patents licensed, required MultiCell to make an initial non-refundable payment of $500,000 to Amarin in January 2006 in addition to a second non-refundable payment of $500,000 in May 2006. In addition, the parties shall have a four-year mutual option to exclusively negotiate with the other with respect to entering into a commercial agreement with respect to certain additional patents owned by Amarin related to the technology licensed to the Company. MultiCell will pay to Amarin (a) a one-time license fee, (b) milestone payments based on time, approval by the Food and Drug Administration of any products developed under the License Agreement, and sales by MultiCell of such products, and (c) royalty payments based on sales by MultiCell of any such products.

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

On June 28, 2006, the Company entered into a letter agreement with Amarin amending the timing of the second license payment to be made to Amarin as outlined in the original License Agreement. In that letter agreement, the parties agreed to extend the deadline for the Company to make its second licensing payment which was to be made in May 2006. Under the terms of the agreement, the original second payment due to Amarin will be split into three payments. The first payment of $100,000 was made on July 17, 2006, the second payment was made on November 2, 2006, and the final payment for 2006 was made on December 13, 2006. Since no income can be projected from this license, the Company has recorded as a charge to research and development $300,000 in the three months ended February 28, 2007.

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

Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to: our plans to pursue research and development of therapeutics in addition to continuing to advance our cellular systems business, our plans to become an integrated biopharmaceutical company, our use of proprietary cell-based systems and immune system modulation technologies to discover, develop and commercialize new therapeutics, our plans to continue to operate our business and minimize expenses, our expectations regarding future cash expenditures increasing significantly, our intent to gradually add scientific and support personnel, the expansion of our product offerings, additional revenues and profits, our ability to complete strategic mergers and acquisitions of product candidates, plans to increase further our operating expenses and administrative resources, future potential direct product sales, the sale of additional equity securities, debt financing and/or the sale or licensing of our technologies.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

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

As funding permits, we intend to gradually add scientific and support personnel. We want to add specialists for our key research areas. These strategic additions will help us expand our product offerings leading us to additional revenues and profits. As revenues increase, additional administrative personnel will be necessary to meet the added workload. Other expenses, such as sales and customer service, will be added commensurate with increased revenues. The Company’s current research and development efforts focus on development of future cell line products and redesign of existing products. Due to the ongoing nature of this research, we are unable to ascertain with certainty the estimated completion dates and total costs associated with this research. As with any research efforts, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance the Company’s market position. Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred. For the three months ended February 28, 2007 and 2006, research and development costs were $361,073 and $982,745, respectively. The decrease in research and development expenses of $621,672 is primarily attributable to the write-off of licensing fees which had been capitalized in the previous year and subsequently expensed. Research and development costs include such costs as license payments, salaries, employee benefits, costs determined utilizing the Black-Scholes option-pricing model for options issued to the Scientific Advisory Board, and supplies.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Quarter Ended February 28, 2007 Compared to the Quarter Ended February 28, 2006

Revenue. Total revenue for the three months ended February 28, 2007 was $46,886, as compared to revenue of $546,231 for the same quarter in the prior fiscal year, a decrease of $499,345. As a result of the termination of the Company’s agreement with XenoTech, the Company’s recognized the remaining amount of deferred income associated with the XenoTech agreement which amounted to $533,333 in the quarter ended February 28, 2006. Partially offsetting this decrease was $31,205 in license revenues recognized during the quarter ended February 28, 2007. As a result of the termination of the Company’s agreement with XenoTech, the Company took over a sub-license that XenoTech had with Bristol Myers Squibb. During the prior year, the Company received an annual license fee of $55,000 that was initially recorded to deferred income with $13,562 recognized as income in the three months ended February 28, 2007.

Operating Expenses. Total operating expenses for the three months ended February 28, 2007 were $1,676,345 representing a decrease of $139,371, as compared to the same period in the prior fiscal year. This decrease resulted from the Company decreasing its research and development expenses by $621,672. The decrease in research and development expenses of $621,672 is primarily attributable to the write-off of licensing fees which had been capitalized in the previous year and subsequently expensed. Selling, general and administrative expenses increased by $486,301, primarily due to recognition of stock based compensation in the amount of $354,358 (non cash expenses) to certain officers, directors and major stockholders for pledging shares of common stock to complete a financing agreement with La Jolla Cove Investors, Inc. (“LJCI”), and the recognition of stock-based compensation in the amount of $162,814 (non cash expenses) to certain

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

employees and consultants. The decrease in research and development expenses of $621,672 is primarily attributable to the write-off of licensing fees which had been capitalized in the previous year and subsequently expensed.

 Other income/(expense). Other income/(expense) amounted to $13,555, representing a decrease of $123,400. Interest and dividend income for the three months ended February 28, 2007 was $4 as compared to $18,205 in the previous year. This decrease is attributable to the Company not having available funds to invest in marketable securities in the current year. Also in the three months ended February 28, 2007, the Company had a decrease of $123,688 in minority interest in net loss of subsidiary since the Company is not able to reduce the minority interest below $0.

Net Loss. Net loss for the three months ended February 27, 2007 was $1,615,904, as compared to a net loss of $1,132,530 for the same period in the prior fiscal year, representing an increase in the net loss of $483,374. The primary reason for this increase loss in the current year is due to the decrease in revenue and an increase in operating expenses as explained above.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance of debt or equity instruments. The following is a summary of our key liquidity measures at February 28, 2007 and February 28, 2006:

	February 28, 2007	February 28, 2006 As Restated
Cash and cash equivalents	$5,516	$77,611
Current assets	$73,319	$138,037
Current liabilities	1,666,375	1,163,480
Working capital deficiency	$(1,593,056)	$(1,025,443)

Funds available to the Company from the Fusion equity credit line and LJCI convertible debentures should provide sufficient working capital for the Company’s day-to-day operations. However, the Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, the Company’s therapeutic for the treatment of fatigue in multiple sclerosis patients. Management is evaluating several sources of financing for its clinical trial program. Additionally, with our strategic shift in focus to therapeutic programs and technologies, we expect our future cash requirements to increase significantly as we advance our therapeutic programs into clinical trials. Until we are successful in raising additional funds, we may have to prioritize our therapeutic programs and delays may be necessary in some of our development programs.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Liquidity and Capital Resources (Continued)

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

On July 14, 2006, the Company completed a private placement of Series B convertible preferred stock. A total of 17,000 Series B shares were sold to accredited investors at a price of $100 per share. The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Conversion Price”.) The Conversion Price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the Conversion Price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options). The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion. The Series B preferred stock does not have voting rights. Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company will pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (a) the Wall Street Journal Prime Rate plus 1%, or (b) 9%. In no event will the dividend rate be greater than 12% per annum. The dividend will be payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B Preferred Stock outstanding as of the first day of that month. In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares will be reduced to 85% of the otherwise applicable conversion price.

If the Company draws any proceeds from the Company’s equity line credit facility with Fusion Capital, the purchasers may require the Company to use 25% of the gross proceeds received by the Company under such equity line to repurchase and redeem purchaser’s Series B shares or Series B preferred shares converted into common stock, as determined in the discretion of such purchaser. Series B shares so redeemed shall be redeemed at $100 per share, plus accrued and unpaid dividends thereon, and shares of common stock so redeemed shall be redeemed at a price per share equal to the weighted average closing price of the Company’s common stock over the immediately preceding five trading days, plus accrued and unpaid dividends thereon. For the three months ended February 28, 2007 the Company received $450,000 from Fusion Capital of which 25% gross proceeds are payable to Series B preferred shareholders.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Liquidity and Capital Resources (Continued)

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

On February 28, 2007, we entered into a Debenture Purchase Agreement with LJCI (the “Debenture Purchase Agreement”) pursuant to which we sold a convertible debenture to LJCI in a principal amount of $1,000,000 with an annual interest rate of 7.75% and expiring on February 28, 2008 (the “Initial Debenture”). We also entered into a Securities Purchase Agreement with LJCI on February 28, 2007 (the “Securities Purchase Agreement”) pursuant to which we agreed to sell a convertible debenture in a principal amount of $100,000 with an annual interest rate of 4.75% and expiring on February 28, 2012 (the “Second Debenture”, and together with the Initial Debenture, the “Debentures”).

We also agreed to issue another convertible debenture in the amount of $1,000,000 to LJCI with the same terms as the initial debenture no later than 30 days after the principal amount outstanding under the initial debenture is less than $250,000. In addition, we issued to LJCI a warrant to purchase up to 10 million shares of our common stock (the “LJCI Warrant”) at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007.

The Debentures will be convertible at the option of LJCI at any time up to maturity at a conversion price equal to the lesser of the fixed conversion price of $1.00, or 80% of the average of the lowest three daily volume weighted average trading prices per share of our common stock during the twenty trading days immediately preceding the conversion date. The Initial Debenture will accrue interest at 7.75% per year payable in cash or our common stock. The Second Debenture will accrue interest at 4.75% per year payable in cash or our common stock. The maximum amount of interest fees that can accrue assuming the Debentures remain outstanding until the maturity date is $103,616. If paid in stock, the stock will be valued at the rate equal to the conversion price of the Debentures in effect at the time of payment. Interest and principal payments on the Initial Debenture are due on the maturity date of February 28, 2008. Interest and principal payments on the Second Debenture are due on the maturity date of February 28, 2012. The Initial Debenture may not be prepaid without the written consent of LJCI. The Second Debenture may not be prepaid without the written consent of LJCI on or before February 28, 2008.

Cash provided by (used in) operating, investing and financing activities for the three months ended February 28, 2007 and February 28, 2006 is as follows:

	February 28, 2007	February 28, 2006 (As Restated)
Operating activities	$(509,085)	$(1,523,375)
Investing activities	-	723,698
Financing activities	436,990	-
Net decrease in cash and cash equivalents	$(72,095)	$(799,677)

Operating Activities

The most significant difference between our net loss and our cash used in operating activities is due to non-cash charges included in our net loss for services that are paid through the issuance of common stock, options and warrants ($599,672 in

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Liquidity and Capital Resources (Continued)

2007 and $103,162 in 2006). Other non-cash charges included in our net loss include depreciation and amortization ($27,378 in 2007 and $31,378 in 2006) and non-cash charges related to minority interest in loss of subsidiary ($14,248 in 2007 and $137,936 in 2006). Changes in operating assets and liabilities decreased the cash used in operations in 2007 ($546,518) and in 2006 ($76,727).

Investing Activities

Net cash provided by investing activities in 2006 related to the sale of marketable securities to fund the operations of the Company which amounted to $729,498.

Financing Activities

Net cash provided by financing activities in the three months ended February 28, 2007 related primarily to issuance of common stock in conjunction with the equity line.

Through February 28, 2007, a significant portion of our financing has been provided through private placements of preferred and common stock and the exercise of stock options and warrants. We have in the past increased, and if funding permits plan to increase further, our operating expenses in order to fund higher levels of product development, undertake and complete the regulatory approval process, and increase our administrative resources in anticipation of future growth. In addition, acquisitions such as MCTI increase operating expenses and therefore negatively impact, in the short term, the liquidity position of the Company. We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional equity securities, debt financing and/or the sale or licensing of our technologies. We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures. We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund expansion, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

Item 3. CONTROLS AND PROCEDURES

As of February 28, 2007, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below were not effective at February 28, 2007, and during the period prior to the filing of this report.

During the review of our Form 10-KSB, which was filed on March 15, 2007, our independent registered public accounting firm noted several deficiencies related to the presentation of the basic financial statements and the accompanying notes to the financial statements. As a result of these deficiencies, the financial statements and the notes thereto did not meet the requirements of accounting principles generally accepted in the United States of America. These deficiencies could impact the timeliness and accuracy of financial reporting. We are actively working to correct the noted deficiencies, but as of February 28, 2007, they are not completely remedied. Our disclosure control over financial reporting did not detect these matters and therefore was not effective at February 28, 2007 at detecting these disclosure deficiencies in the financial statements. For more information regarding the noted deficiencies, see our Annual Report on Form 10-KSB filed with the SEC on March 15, 2007.

We believe that, with additional measures that we will adopt to address the noted deficiencies, our system of internal controls and our disclosure controls and procedures will be adequate to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and accurately reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management,

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Item 3. CONTROLS AND PROCEDURES

including our Certifying Officers, as appropriate, to allow for timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). We cannot be certain that our remediation efforts will sufficiently cure our identified material weakness. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure control procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS
NONE.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
NONE

Item 3: DEFAULTS UPON SENIOR SECURITIES
NONE

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
NONE

Item 5: OTHER INFORMATION
NONE

Item 6: EXHIBITS:
Exhibit Number	Description
2.1(1)	Asset Contribution Agreement dated September 7, 2005 by and among the Registrant, Astral Therapeutics, Inc., Alliance Pharmaceutical Corp., and Astral, Inc.

3.1(2)	Certificate of Incorporation, as filed on April 28, 1970.

3.2(2)	Certificate of Amendment, as filed on October 27, 1986.

3.3(2)	Certificate of Amendment, as filed on August 24, 1989.

3.4(2)	Certificate of Amendment, as filed on July 31, 1991.

3.5(2)	Certificate of Amendment, as filed on August 14, 1991.

3.6(2)	Certificate of Amendment, as filed on June 13, 2000.

3.7(3)	Certificate of Amendment, as filed May 18, 2005

3.8(4)	Certificate of Correction, as filed June 2, 2005.

3.9(2)	Bylaws, as amended May 18, 2005

4.1(2)	Specimen Stock Certificate.

4.2(5)	Certificate of Designations of Preferences and Rights of Series I Convertible Preferred Stock, as filed on July 13, 2004.

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

4.5(6)	Warrant to Purchase Common Stock dated as of August 1, 2005, granted to Anthony J. Cataldo.

4.6(6)	Warrant to Purchase Common Stock dated as of August 1, 2005, granted to Capstone Investments.

4.7(1)	Warrant to Purchase Common Stock dated September 7, 2005 issued by the Registrant to Mixture Sciences, Inc.

4.8(7)	Form of Warrant to Purchase Common Stock dated February 1, 2006 issued by the Registrant to Trilogy Capital Partners, Inc.

4.9(17)	Amended and Restated Registration Rights Agreement, dated as of October 5, 2006, by and between the Registrant and Fusion Capital Fund II, LLC.

4.10(13)	Form of Warrant to Purchase Common Stock (cashless exercise) dated July 14, 2006 issued by the Registrant to certain investors.

4.11(13)	Form of Warrant to Purchase Common Stock (cash exercise) dated July 14, 2006 issued by the Registrant to certain investors.

4.12(13)	Certificate of Designation of Series B Convertible Preferred Stock, as filed on July 14, 2006.

4.13(13)	Form of Registration Rights Agreement dated July 14, 2006 by and between the Registrant and certain investors.

4.14(18)	Registration Rights Agreement between MultiCell Technologies, Inc. and La Jolla Cove Investors, Inc. dated February 28, 2007.

4.15(18)	Stock Pledge Agreement dated February 28, 2007.

4.16(18)	7 ¾ % Convertible Debenture

4.17(18)	4 ¾ % Convertible Debenture

4.18(18)	Warrant to Purchase Common Stock by and between the Company and La Jolla Cove Investors dated February 28, 2007

10.1(6)	Director and Consulting Agreement with Anthony J. Cataldo, dated as of February 1, 2005.

10.2(6)	Employment Agreement with Stephen Chang, Ph.D., dated as of January 29, 2005.

10.3(8)	Employment Agreement with Ronald Faris, Ph.D., dated as of May 26, 2005.

10.4(5)	Subscription Agreement dated as of July 13, 2004, among the Registrant and Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., Monarch Pointe Fund, Ltd., and Mercator Advisory Group, LLC.

10.5(6)
Subscription Agreement dated as of February 11, 2005, among the Registrant and Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., Monarch Pointe Fund, Ltd., Mercator Advisory Group, LLC, Telstar Limited, Golden Mist Limited, Search Capital, Anthony Capozza, Steve Capozza, Mark Elliot Schlanger, Pentagon Special Purpose Fund, Ltd and Asset Managers International, Ltd.

10.6(2)	2004 Equity Incentive Plan and related documents.

10.7(2)	2000 Stock Incentive Plan and related documents.

10.8(11)	2000 Employee Benefit Plan and related documents.

10.9(2)	Form of Indemnification Agreement.

10.10(2)	Sublease Agreement, dated as of April 6, 2005, between the Registrant and Stem Cells Inc.

10.12(12)	Director Compensation

10.13(9)**	Research Agreement dated as of January 1, 2005 between the Registrant and The Trustees of Columbia University

10.14(9)**	Worldwide Exclusive License Agreement as of December 31, 2005 between the Registrant and Amarin Neuroscience Limited

10.15(17)	Amended and Restated Common Stock Purchase Agreement, dated as of October 5, 2006, by and between the Registrant and Fusion Capital Fund II, LLC.

10.16(14)**	Letter Agreement between Amarin and the Registrant dated June 28, 2006

10.17(13)	Form of Shares of Series B Convertible Preferred Stock and Common Stock Warrants Subscription Agreement dated July 14, 2006 by and between the Registrant and certain investors.

10.18(15)	Separation Agreement and Release by and between the Company and Anthony Cataldo dated July 25, 2006.

10.19(16)	Separation Agreement and Release by and between the Company and Gerard A. Wills dated September 28, 2006.

10.20(16)	Consulting Agreement by and between the Company and Gerard A. Wills, dated September 28, 2006.

10.21(18)	Debenture Purchase Agreement between MultiCell Technologies, Inc. and La Jolla Cove Investors, Inc. dated February 28, 2007.

10.22(18)	Escrow Letter dated February 28, 2007 from La Jolla Cove Investors, Inc.

10.23(18)	Letter Agreement dated February 28, 2007 with La Jolla Cove Investors, Inc.

10.24(18)	Securities Purchase Agreement between MultiCell Technologies, Inc. and La Jolla Cove Investors, Inc. dated February 28, 2007.

10.25(18)	Letter Agreement dated February 28, 2007 with La Jolla Cove Investors, Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302.

31.2	* Certification of Chief Financial Officer Pursuant to Section 302.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

________
*	Filed herewith.
**	Confidential treatment requested as to certain portions.
(1)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on September 8, 2005.
(2)	Incorporated by reference from exhibits to our Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed on May 6, 2005.
(3)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on May 18, 2005.
(4)	Incorporated by reference from exhibits to our Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed on September 2, 2005.
(5)	Incorporated by reference from exhibits to our Registration Statement on Form SB-2 filed on August 12, 2004, as amended.
(6)	Incorporated by reference from exhibits to our Annual Report on Form 10-KSB filed on February 28, 2005.
(7)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on February 6, 2006.
(8)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on May 31, 2005.
(9)	Incorporated by reference from exhibits to our Post-Effective Registration Statement Amendment No. 1 filed on January 12, 2006.
(10)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on January 9, 2006.
(11)	Incorporated by reference from exhibits to our Registration Statement on Form S-8 filed on July 3, 2000.
(12)	Incorporated by reference from exhibits to our Registration Statement on Form SB-2 filed on June 1, 2006.
(13)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on July 19, 2006.
(14)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on July 5, 2006.
(15)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on July 28, 2006.
(16)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on September 29, 2006.
(17)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on October 5, 2006.
(18)	Incorporated by reference from exhibits to the Amendment to our Current Report on Form 8-K filed on March 7, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTICELL TECHNOLOGIES, INC.

April 16, 2007	By:	/s/ Stephen Chang
Stephen Chang Chief Executive Officer, President and Director (principal executive officer)

April 16, 2007	By:	/s/ W. Gerald Newmin
W. Gerald Newmin Chairman, Chief Financial Officer, Secretary and Director (principal financial and accounting officer)