Form 10QSB
period 2007-05-31
MultiCell Technologies, Inc.
filed 2007-07-20
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended May 31, 2007.

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

As of May 31, 2007, the issuer had 43,417,618 shares of Common Stock, $.01 par value, outstanding.

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	May 31, 2007	November 30, 2006
		(Note 1)

Current assets:
Cash and cash equivalents	$12,445	$77,611
Accounts, royalties and grant receivable	18,688	17,620
Other current assets	32,692	42,806
Total current assets	63,825	138,037
Equipment and improvements, net	111,900	132,140
Intangible assets, net of accumulated amortization of $120,806 and $86,290	1,164,913	1,199,429
Other assets	30,893	35,891
Total assets	$1,371,531	$1,505,497
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Convertible Debentures (net of discount of $46,875)	$90,044	-
Due stockholders and affiliates	113,081	-
Accounts payable and accrued expenses	1,452,729	$1,134,321
Current portion of deferred income	5,200	29,159
Total current liabilities	1,661,054	1,163,480

Convertible Debentures (net of discount of $95,000)	5,000	-
Deferred income, net of current portion	49,400	52,000
Total liabilities	1,715,454	1,215,480
Minority interest	-	14,248
Commitments and contingencies

Series B Redeemable Convertible Preferred Stock, 17,000 shares designated as Series B, 16,262 and 16,877 shares issued and outstanding, liquidation value of $1,704,256 and $1,700,709	1,664,256	1,660,709

Stockholders’ deficiency:
Preferred stock, $.01 par value: 2,000,000 shares authorized, Series I Convertible Preferred, 20,000 shares designated as Series I, 12,200 shares issued and outstanding , liquidation value of $1,220,000	121	121
Common stock, $.01 par value: 200,000,000 shares authorized, 43,417,618 shares and 38,479,499 shares issued and outstanding	434,176	384,795
Additional paid-in capital	32,897,951	31,289,858
Accumulated deficit	(35,340,427)	(33,059,714)
Total stockholders’ deficiency	(2,008,179)	(1,384,940)
Total liabilities and stockholders’ deficiency	$1,371,531	$1,505,497

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended May 31, 2007 and 2006

	2007	2006 As Restated
		(Note 4 )
Revenue	$34,381	$26,775
Operating expenses:
Selling, general and administrative expenses	463,665	1,054,899
Research and development	103,892	299,313
Depreciation and amortization	27,378	36,185
Total operating expenses	594,935	1,390,397
Operating loss	(560,554)	(1,363,622)
Other income (expense):
Loss on sale of marketable securities	-	(3,336)
Interest expense	(26,199)	(1,823)
Interest and dividend income	-	4,695
Minority interest in net loss of subsidiary	-	168,048
Total other income (expense)	(26,199)	167,584
Net loss	(586,753)	(1,196,038)
Preferred stock dividends	(39,027)	-
Net loss attributable to common stockholders	$(625,780)	$(1,196,038)
Net loss per share attributable to common stockholders - basic and diluted	$(0.01)	$(0.03)
Weighted average number of common shares - basic and diluted	42,887,353	34,345,999

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Six Months Ended May 31, 2007 and 2006

	2007	2006 As Restated
		(Note 4 )
Revenue	$81,267	$573,006
Operating expenses:
Selling, general and administrative expenses	1,751,559	1,856,492
Research and development	464,965	1,277,892
Depreciation and amortization	54,756	71,729
Total operating expenses	2,271,280	3,206,113
Operating loss	(2,190,013)	(2,633,107)
Other income (expense):
Loss on sale of marketable securities		(22,151)
Interest expense	(26,896)	(2,194)
Interest and dividend income	4	22,900
Minority interest in net loss of subsidiary	14,248	305,984
Total other income (expense)	(12,644)	304,539
Net loss	(2,202,657)	(2,328,568)
Preferred stock dividends	(78,056)	-
Net loss attributable to common stockholders	$(2,280,713)	$(2,328,568)
Net loss per share attributable to common stockholders - basic and diluted	$(0.06)	$(0.07)
Weighted average number of common shares - basic and diluted	40,951,158	33,703,543

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED)
For the Six Months Ended May 31, 2007

	Series I Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficiency
	Shares	Amount	Shares	Amount
Balance, December 1, 2006	12,200	$121	38,479,499	$384,795	$31,289,858	$(33,059,714)	$(1,384,940)
Stock-based compensation for services					204,921		204,921
Common stock issued for accrued expenses			666,952	6,670	126,830		133,500
Common stock issued for services			2,249,093	22,491	329,704		352,195
Stock-based compensation for warrants issued for pledging of stock					354,358		354,358
Common stock issued in conjunction with equity line			2,022,074	20,220	429,780		450,000
Discount on convertible debentures (including beneficial conversion charge)					162,500		162,500
Dividends on preferred stock						(78,056)	(78,056)
Net loss						(2,202,657)	(2,202,657)
Balance, May 31, 2007	12,200	$121	43,417,618	$434,176	$32,897,951	$(35,340,427)	$(2,008,179)

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended May 31, 2007 and 2006

	2007	2006 As Restated
		(Note 4)
Cash flows from operating activities:
Net loss	$(2,202,657)	$(2,328,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,756	63,397
Amortization of discount and beneficial conversion feature of convertible debentures	20,625
Loss on sale of marketable securities	-	22,151
Amortization of bond premium (discount)	-	2,823
Common stock issued for services	352,195	283,369
Stock-based compensation for services and pledging of stock	559,279	101,660
XenoTech deferred income recognized	-	(533,333)
Minority interest in loss of subsidiary	(14,248)	(305,984)
Allowance for bad debts	-	47,519
Changes in operating assets and liabilities:
Accounts, royalties and grants receivable	(1,067)	6,457
Other current assets	10,114	(38,161)
Other assets	4,998	(4,939)
Accounts payable and accrued expenses	451,908	149,374
Deferred income	(26,559)	(2,600)
Net cash used in operating activities	(790,656)	(2,536,835)
Cash flows from investing activities:
Purchase of equipment	-	(21,248)
Proceeds from sale of marketable securities	-	1,114,488
Net cash provided by investing activities	-	1,093,240
Cash flows from financing activities:
Deferred financing costs		(45,500)
Proceeds from issuance of convertible debentures	350,000
Proceeds from issuance of common stock, net	450,000
Preferred stock dividends	(13,010)
Redemption of Series B convertible preferred stock	(61,500)
Net cash provided by (used in) financing activities	725,490	(45,500)
Net decrease in cash and cash equivalents	(65,166)	(1,489,095)
Cash and cash equivalents, beginning of period	77,611	1,515,475
Cash and cash equivalents, end of period	$12,445	$26,380
Supplemental disclosure:
Interest paid	$6,271	$2,194
Supplemental disclosure of non-cash investing and financing activities:
Settlement of accrued expenses with common stock	$133,500	-
Discount and beneficial conversion feature of convertible debentures	$162,500	-

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell Technologies, Inc. and its subsidiaries (the “Company” or “MultiCell”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended November 30, 2006 (the “Form 10-KSB”) previously filed with the SEC. The results of operations for the three month and six month periods ended May 31, 2007 are not necessarily indicative of the operating results for the fiscal year ending November 30, 2007. The condensed consolidated balance sheet as of November 30, 2006 has been derived from the Company’s audited financial statements.

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

Effective December 1, 2005, the Company adopted SFAS 123R, for employee options using the modified prospective transition method. SFAS 123R revised SFAS 123 to eliminate the option to use the intrinsic value method and required the Company to expense the fair value of all employee options over the vesting period. Under the modified prospective transition method, the Company recognized compensation cost which includes a) period compensation cost related to share-based payments granted prior to, but not yet vested, as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and b) period compensation cost related to share-based payments granted on or after December 1, 2005 based on the grant date fair value estimated in accordance with SFAS 123R. In accordance with the modified prospective method, the Company has not restated prior period results.

ACCOUNTING FOR WARRANTS ISSUED WITH CONVERTIBLE DEBENTURES

The Company accounts for the value of warrants and the intrinsic value of beneficial conversion rights arising from the issuance of convertible debentures with nondetachable conversion rights that are in-the-money at the commitment date pursuant to the consensuses for EITF Issue No. 98-5 and EITF Issue No. 00-27. Such values are determined by first allocating an appropriate portion of the proceeds received from the debt instruments to the warrants or any other detachable instruments included in the exchange. The fair value of the warrants is allocated to debt discount, which is charge to interest expense over the term of the debt instrument. The intrinsic value of the beneficial conversion rights at the commitment date was recorded as additional paid-in capital and debt discount as of that date.

2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of May 31, 2007, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $35,340,427. The Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, the Company’s therapeutic for the treatment of fatigue in multiple sclerosis patients. Management is evaluating several sources of financing for its clinical trial program. Additionally, with our strategic shift in focus to therapeutic programs and technologies, we expect our future cash requirements to increase significantly as we advance our therapeutic programs into clinical trials. Until we are successful in raising additional funds, we may have to prioritize our therapeutic programs and delays may be necessary in some of our development programs. These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be able to successfully acquire the necessary capital to continue its on-going research efforts and bring its products to the commercial market. Management’s plans to acquire future funding include the potential sale of our common and/or preferred stock, the sale of warrants, and sales of our proprietary media, immortalized cells and primary cells to the pharmaceutical industry. Additionally, the Company continues to pursue research projects, government grants and capital investment. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2. GOING CONCERN (Continued)

On May 3, 2006, MultiCell entered into a common stock purchase agreement with Fusion Capital Fund II, LLC (“Fusion Capital”), an Illinois limited liability company, which was amended and restated on October 5, 2006. Under the agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from the Company up to an aggregate amount of $8 million from time to time over a 25-month period. MultiCell has authorized 8,000,000 shares of its common stock for sale to Fusion Capital under the agreement. The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the agreement. The Company does not have the right to commence any sales of its shares to Fusion Capital until the SEC has declared effective a registration statement related to the shares. After the SEC has declared effective such registration statement, generally the Company has the right but not the obligation from time to time to sell its shares to Fusion Capital in amounts between $50,000 and $1 million depending on certain conditions. MultiCell has the right to control the timing and amount of any sales of its shares to Fusion Capital. The purchase price of the shares will be determined based upon the market price of the Company’s shares without any fixed discount. Fusion Capital shall not have the right nor the obligation to purchase any shares of MultiCell’s common stock on any business day that the price of its common stock is below $0.20. The agreement may be terminated by MultiCell at any time at the Company’s discretion without any cost to the Company. If the holders of our Series B redeemable convertible preferred stock do not elect to require the Company use 25% of the gross proceeds received by the Company under the Fusion Capital agreement to repurchase and redeem their Series B shares or Series B shares converted into common stock, we anticipate using the proceeds from this financing for general corporate purposes, including the advancement of MCT-125 in a pivotal Phase IIb/III clinical trial for the treatment of fatigue in Multiple Sclerosis. As of May 31, 2007, the Company has received $750,000 from this transaction for 3,001,010 shares of common stock. Subsequent to May 31, 2007, the stock purchase agreement with Fusion Capital was terminated upon mutual release.

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

If the Company draws any proceeds from the Company’s equity line credit facility with Fusion Capital, the holders of Series B preferred stock (the “purchasers”) may require the Company to use 25% of the gross proceeds received by the Company under such equity line to repurchase and redeem purchaser’s Series B Shares or Series B preferred shares converted into common stock, as determined in the discretion of such purchaser. Series B Shares so redeemed shall be redeemed at $100 per share, plus accrued and unpaid dividends thereon, and shares of common stock so redeemed shall be redeemed at a price per share equal to the value weighted average closing price of the Company’s common stock over the immediately preceding five trading days, plus accrued and unpaid dividends thereon.

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

The Company entered into a debentures purchase agreement and received in total $350,000 through May 31, 2007 by issuing convertible debentures. See note 3 for additional information.

 3. CONVERTIBLE DEBENTURES

On February 28, 2007, the Company entered into a Debenture Purchase Agreement (the “Debenture Purchase Agreement”) with La Jolla Cove Investors, Inc. (“LJCI”) pursuant to which the Company sold a convertible debenture to LJCI in a principal amount of $1,000,000 (receivable in four tranches) with an annual interest rate of 7.75% and expiring on February 28, 2008 (the “Initial Debenture”). Under the terms of this agreement certain officers, director and shareholders of the Company pledged 2,527,638 shares of common stock and guaranteed the repayment of a $250,000 advance against the initial Debenture. The first tranche of $250,000 was received by the Company on March 7, 2007. As of May 31, 2007, LJCI has sold 1,085,188 shares of the pledged shares and has reduced the amount due on the advance to $136,919. Based on the excess of the aggregate fair value of the common shares that would have been issued if the $250,000 convertible debentures had been converted immediately over the proceeds allocated to the convertible debentures, the investors received a beneficial conversion feature for which the Company recorded an increase in additional paid-in-capital of $62,500, which is being amortized to interest expense over the term of the convertible debentures.

The Company also agreed to issue another convertible debenture in the amount of $1,000,000 to LJCI with the same terms as the initial debenture no later than 30 days after the principal amount outstanding under the initial debenture is less than $250,000.

The Company also entered into a Securities Purchase Agreement with LJCI on February 28, 2007 (the “Securities Purchase Agreement”) pursuant to which the Company agreed to sell a convertible debenture in the principal amount of $100,000 with an annual interest rate of 4.75% and expiring on February 28, 2012 (the “Second Debenture”, and together with the Initial Debenture, the “Debentures”). The initial $100,000 was deposited on March 5, 2007. A discount representing the value of 10 million warrants issued in the amount of $73,727 has been recorded as a reduction to the note. The discount was calculated based on the relative fair values of the convertible debentures and warrants. The fair market value of the warrants used in the above calculation was determined under the Black-Scholes option-pricing model. The discount is being amortized over a 60-month period as a charge to interest expense.

Based on the excess of the aggregate fair value of the common shares that would have been issued if the $100,000 convertible debentures had been converted immediately over the proceeds allocated to the convertible debentures, the investors received a beneficial conversion feature for which the Company recorded an increase in additional paid-in-capital of $26,273, which is being amortized to interest expense over the term of the convertible debenture.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. CONVERTIBLE DEBENTURES (Continued)

In addition, the Company issued to LJCI a warrant to purchase up to 10 million shares of our common stock (the “LJCI Warrant”) at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007.

The Debentures will be convertible at the option of LJCI at any time up to maturity at a conversion price equal to the lesser of the fixed conversion price of $1.00, or 80% of the average of the lowest three daily volume weighted average trading prices per share of our common stock during the twenty trading days immediately preceding the conversion date. The Initial Debenture will accrue interest at 7.75% per year payable in cash or our common stock. The Second Debenture will accrue interest at 4.75% per year payable in cash or our common stock. The maximum amount of interest that can accrue assuming the Debentures remain outstanding until the maturity date is $103,616. If paid in stock, the stock will be valued at the rate equal to the conversion price of the Debentures in effect at the time of payment. Interest and principal payments on the Initial Debenture are due on the maturity date of February 28, 2008. Interest and principal payments on the Second Debenture are due on the maturity date of February 28, 2012. For the initial debentures, if the holders elects to convert a portion of the debentures and, on the day that the election is made the volume weighted average price is below $0.16, the Company shall have the right to repay that portion of the debenture that holder elected to convert, plus any accrued and unpaid interest, at 150% of each amount. In the event that the Company elects to repay that portion of the debenture, holder shall have the right to withdraw its conversion notice.

For second debentures, upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the debenture that holder elected to convert in such conversion notice, plus accrued and unpaid interest. After February 28, 2008, the Company, at its sole discretion, shall have the right, without limitation or penalty, to redeem the outstanding principal amount of this debenture not yet converted by holder into Common Stock, plus accrued and unpaid interest thereon.

Pursuant to the Registration Rights Agreement with LJCI dated February 28, 2007 (the "Rights Agreement"), we agreed to register for resale under the Securities Act of 1933, as amended, 12,000,000 shares of common stock issuable upon conversion of the Initial Debenture, and use commercially reasonable best efforts to have the Registration Statement declared effective by May 29, 2007.

There is no guarantee that the SEC will declare the Registration Statement effective. In the event that the Registration Statement is not declared effective by the required dates, then LJCI may claim the Company is in default on these agreements, and the Company may face certain liquidated damages in addition to other rights that LJCI may have. As of May 31, 2007, the Registration Statement had not been declared effective by the SEC.

The liquidation damages of LJCI’s option include a decrease in the discount multiplier used to calculate the conversion price of the Debentures or an acceleration of maturity. LJCI will not claim these damages, however, if the Company used commercially reasonable best efforts to obtain effectiveness of this Registration Statement or changes in the Commission's policies or interpretations make the Company unable to obtain effectiveness of this Registration Statement.

4. RESTATEMENT OF FINANCIAL STATEMENTS

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

The following tables show the effects of the restatement on the Company’s quarterly results of operations for the three months and six months ended May 31, 2006. The column labeled “Restatement Adjustment” represents the adjustment for license payments expensed in the quarter.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

Restated Consolidated Statement of Operations
For the Three Months Ended May 31, 2006
(Unaudited)

	As Previously Reported May 31, 2006	Restatement Adjustment May 31, 2006	As Restated May 31, 2006
Revenues	$26,775		$26,775
Operating expenses:
Selling, general and administrative expenses	1,054,899		1,054,899
Research and development	303,479	$(4,166)	299,313
Depreciation and amortization	36,185		36,185
Total Operating expenses	1,394,563	(4,166)	1,390,397
Operating loss	(1,367,788)	4,166	(1,363,622)
Other income	167,584		167,584
Net loss attributable to common stockholders	$(1,200,204)	$4,166	$(1,196,038)
Net loss per share applicable to common stockholders - basic and diluted	$(0.03)	$0.00	$(0.03)
Weighted average number of common shares outstanding - basic and diluted	34,345,999	34,345,999	34,345,999

Restated Consolidated Statement of Operations
For the Six Months Ended May 31, 2006
(Unaudited)

	As Previously Reported May 31, 2006	Restatement Adjustment May 31, 2006	As Restated May 31, 2006
Revenues	$573,006		$573,006
Operating expenses:
Selling, general and administrative expenses	1,856,492		1,856,492
Research and development	786,224	$491,668	1,277,892
Depreciation and amortization	71,729		71,729
Total Operating expenses	2,714,445	491,668	3,206,113
Operating loss	(2,141,439)	(491,668)	(2,633,107)
Other income	304,539		304,539
Net loss attributable to common stockholders	$(1,836,900)	(491,668)	$(2,328,568)
Net loss per share applicable to common stockholders - basic and diluted	$(0.05)	$(0.01)	$(0.07)
Weighted average number of common shares outstanding - basic and diluted	33,703,543	33,703,543	33,703,543

5. COMMON STOCK, STOCK OPTIONS AND LOSS PER SHARE

On May 3, 2006, MultiCell entered into a common stock purchase agreement with Fusion Capital, which was amended and restated on October 5, 2006. Under the agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from the Company up to an aggregate amount of $8 million from time to time over a 25-month period. MultiCell has authorized 8,000,000 shares of its common stock for sale to Fusion Capital under the agreement. The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the agreement. The Company does not have the right to commence any sales of its shares to Fusion Capital until the SEC has declared effective the registration statement. After the SEC has declared effective such registration statement, generally the Company has the right but not the obligation from time to time to sell its shares to Fusion Capital in amounts between between $50,000 and $1 million depending on certain conditions. MultiCell has the right to control the timing and amount of any sales of its shares to Fusion Capital. The purchase price of the shares will be determined based upon the market price of the Company’s shares without any fixed discount. Fusion Capital shall not have the right nor the obligation to purchase any shares of MultiCell’s common stock on any business day that the price of its common stock is below $0.20. The agreement may be terminated by MultiCell at any time at the Company’s discretion without any cost to the Company.

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

During the six months ended May 31, 2007, the Company issued 2,022,074 shares to Fusion Capital for a value of $450,000.

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

On March 1, 2007, the Board of Directors voted to approve the issuance of 1,048,476 shares of common stock at $0.20 per share (the closing price on that date) to members of the Company’s Board of Directors and to three consultants for services performed during the three months ended May 31, 2007. The total value of these shares was $209,695 and the related expenses are included in selling, general and administrative expenses.

On April 3, 2007, the Board of Directors voted to approve the issuance of 397,727 and 204,545 shares of common stock at $0.18 per share (the closing price on that date) to four consultants for services performed and settlement of accrued expenses, respectively during the three months ended May 31, 2007. The total value of these shares was $106,000 and the related expenses are included in selling, general and administrative expenses.

On May 15, 2007, the Board of Directors voted to approve the issuance of 244,565 shares of common stock at $0.18 per share (based upon the 20 day average price) to a consultant for settlement of accrued expenses. The total value of these shares was $45,000.

On May 15, 2007, the Board of Directors voted to approve the issuance of 678,409 shares of common stock at $0.05 - $0.10 per share (the closing price on that date) to three consultants for services performed during the three months ended May 31, 2007. The total value of these shares was $42,500 and the related expenses are included in selling, general and administrative expenses.

Information with respect to stock activity for the Company’s plans for the six months ended May 31, 2007 is as follows:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 1, 2006	2,860,000	$1.16
Grants	250,000	0.20
Cancellations / forfeitures	(350,000)	1.76
Outstanding at May 31, 2007	2,760,000	$1.00	2.98	$—
Exercisable at May 31, 2007	1,792,778	$1.14	2.51	$—

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. COMMON STOCK, STOCK OPTIONS AND LOSS PER SHARE (Continued)

For grants during the six months ended May 31, 2007 the Company’s weighted average assumptions used in determining fair value under the Black-Scholes model for expected volatility, dividends, expected term, and risk-free interest rate were 71% to 98%; 0%; 2.08 to 5 years; and 4.95%, respectively. For grants during the six months ended May 31, 2006, the Company’s weighted average assumptions used in determining fair value under the Black-Scholes model were: dividend yield at 0%, expected volatility raging from 68% to 94%, risk-free interest rate ranging from 4.42% to 4.73% and expected lives ranging from 3.33 to 5 years. Expected volatility is based on the historical volatility of the Company’s common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. In addition, under SFAS 123R, fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. The estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, such resulting adjustment will be recorded in the period estimates are revised. The weighted average grant date fair value of options granted during the six months ended May 31, 2007 and 2006 was $0.13 and $0.41, respectively.

In the six months ended May 31, 2007, the Company recorded charges for stock-based compensation for options and warrants of $559,279, which is included in the Company’s net loss for the period. As of May 31, 2007, unamortized stock-based compensation expenses of $147,150 remains to be recognized over a weighted-average period of 1.5 years.

The Company incurred losses for the six months ended May 31, 2007 and 2006. The assumed effects on net loss per share of the exercise of outstanding stock options and warrants and convertible preferred stock were anti-dilutive and, accordingly, diluted per share amounts equal basic net loss per common share amounts. The total number of common shares potentially issuable upon exercise or conversion excluded from the calculation of diluted loss per share was 67,736,914 and 22,435,992 as of May 31, 2007 and 2006, respectively.

6. SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares of preferred stock. The Board of Directors has designated 17,000 shares as Series B convertible preferred stock. On July 14, 2006, the Company completed a private placement of Series B convertible preferred stock. A total of 17,000 Series B shares were sold to accredited investors at a price of $100 per share. The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Conversion Price”). The Conversion Price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the Conversion Price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options). The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion. The Series B preferred stock does not have voting rights. Commencing on the date of issuance of the Series B Preferred Stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company will pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of the Wall Street Journal Prime Rate plus 1%, or 9%. In no event will the dividend rate be greater than 12% per annum. The dividend will be payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first day of that month. In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares will be reduced to 85% of the otherwise applicable conversion price

If the Company draws any proceeds from the Company’s equity line of credit facility with Fusion Capital, the purchasers may require the Company to use 25% of the gross proceeds received by the Company under such equity line to repurchase and redeem purchaser’s Series B Shares or Series B Preferred shares converted into common stock, as determined in the discretion of such purchaser. Series B Shares so redeemed shall be redeemed at $100 per share, plus accrued and unpaid dividends thereon, and shares of common stock so redeemed shall be redeemed at a price per share equal to the value weighted average closing price of the Company’s common stock over the immediately preceding five trading days, plus accrued and unpaid dividends thereon. For the six months ended May 31, 2007, the Company received $450,000 from Fusion Capital of which 25% of the gross proceeds were payable to purchasers of the Series B preferred shares. During the year, the Company redeemed 615 shares of Series B preferred stock by paying $61,500.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK (Continued)

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

In addition, the purchasers also received warrants to acquire up to 10,500,000 shares of the Company’s common stock. The warrants have an exercise price of $0.32 per share and a term of five years which will expire on July 14, 2011. In the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding share of preferred stock held plus any declared but unpaid dividends. After such payment has been made in full, such holders of Series B convertible preferred stock shall be entitled to no further participation in the distribution of the assets of the Company.

7. WARRANTS

On February 28, 2007, as consideration for consulting fees, the Company issued to Capstone Investments a warrant to purchase 100,000 shares of its common stock at an exercise price of $.2875 per share. The warrant has a term of five years and vested immediately. The Company recorded a charge of $20,285 to selling, general and administrative expense during the six months ended May 31, 2007, based on the fair value of this warrant issued as determined by the Black-Scholes option pricing model.

On February 28, 2007, as consideration for pledging 2,527,638 of the shares of our common stock owned by certain officers, directors and major stockholders, each pledgor received a stock purchase warrant equal to 110% of the number of shares pledged, or a total of 2,780,402 warrants. The warrants have a term of five years and vested immediately. The Company recorded a charge of $354,358 to selling, general and administrative expenses for the six months ended May 31, 2007, based on the fair value of these warrants as determined by the Black-Scholes option-pricing model.

Changes during the six months ended May 31, 2007 in warrants outstanding for the Company were as follows:

Warrants outstanding at November 30, 2006	23,160,545
Granted	13,280,402
Forfeited	-
Warrants outstanding at May 31, 2007	36,440,947

8. LICENSE AGREEMENTS

On December 1, 2005, the Company entered into a Research Agreement (the “Agreement”) with the Trustees of Columbia University (“Columbia”). Among other things, the Agreement provides for the investigation of a novel anti-apoptosis compound. The research project is designed to determine whether the compound can protect against Retinal Ganglion Cell (RGC) death in acute and chronic in vivo models of optic neuropathy. The research was conducted in a Columbia laboratory under the direction of Dr. James Tsai, Associate Professor of Ophthalmology. The Company was to provide financial support for the research during the two year term of the Agreement in an aggregate amount of at least approximately $310,000, subject to certain adjustments. The Company also paid Columbia an additional $50,000 in consideration of Columbia’s grant to the Company of an option to enter into an exclusive worldwide license for any invention resulting from the research, subject to certain conditions. During the six months ended May 31, 2007, the Company terminated the Agreement with Columbia University. As a result of the termination of the Agreement, the Company was no longer liable for financial support and has eliminated the amount accrued as an offset to research and development charges in the accompanying financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. LICENSE AGREEMENTS (Continued)

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

On June 28, 2006, the Company entered into a letter agreement with Amarin amending the timing of the second license payment to be made to Amarin as outlined in the original License Agreement. In that letter agreement, the parties agreed to extend the deadline for the Company to make its second licensing payment which was to be made in May 2006. Under the terms of the agreement, the original second payment due to Amarin will be split into three payments. The first payment of $100,000 was made on July 17, 2006, the second payment was made on November 2, 2006, and the final payment for 2006 was made on December 13, 2006. Since no income can be projected from this license, the Company has recorded as a charge to research and development $300,000 in the six months ended May 31, 2007.

On April 20, 2007, the Company entered into a license agreement with Eisai Co., Ltd (“Eisai”). According to the agreement, the Company granted Eisai a nonexclusive license, which permits the use by Eisai of licenses samples and culture media for the use of this patent and license. Eisai agrees to pay the Company 65,000,000 YEN (approximately US $545,000) over a five-year period. The first payment of 13,000,000 YEN (approximately US $109,000) was due upon the signing of the agreement. Based on the conversion rate at the time of the signing, the Company is expected to receive approximately $109,000. The Company will recognize the income ratable over the life of the agreement. The Company recognized $9,118 in income for the three and six months ended May 31, 2007.

 Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

This document contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995. It is our intent that such statements be protected by the safe harbor created thereby. This discussion and analysis should be read in conjunction with our financial statements and accompanying notes included elsewhere in this report. Operating results are not necessarily indicative of results that may occur in future periods

Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to: our plans to pursue research and development of therapeutics in addition to continuing to advance our cellular systems business, our plans to become an integrated biopharmaceutical company, our use of proprietary cell-based systems and immune system modulation technologies to discover, develop and commercialize new therapeutics, our plans to continue to operate our business and minimize expenses, our expectations regarding future cash expenditures increasing significantly, our intent to gradually add scientific and support personnel, the expansion of our product offerings, additional revenues and profits, our ability to complete strategic mergers and acquisitions of product candidates, plans to increase further our operating expenses and administrative resources, future potential direct product sales, the sale of additional equity securities, debt financing and/or the sale or licensing of our technologies.

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

As funding permits, we intend to gradually add scientific and support personnel. We want to add specialists for our key research areas. These strategic additions will help us expand our product offerings leading us to additional revenues and profits. As revenues increase, additional administrative personnel will be necessary to meet the added workload. Other expenses, such as sales and customer service, will be added commensurate with increased revenues. The Company’s current research and development efforts focus on development of future cell line products and redesign of existing products. Due to the ongoing nature of this research, we are unable to ascertain with certainty the estimated completion dates and total costs associated with this research. As with any research efforts, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance the Company’s market position. Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred. For the six months ended May 31, 2007 and 2006, research and development costs were $464,965 and $1,277,892, respectively. The decrease in research and development expenses of $812,927 is primarily attributable to the write-off of licensing fees which had been capitalized in the previous year and subsequently expensed. Research and development costs include such costs as license payments, salaries, employee benefits, costs determined utilizing the Black-Scholes option-pricing model for options issued to the Scientific Advisory Board, and supplies.

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

Quarter Ended May 31, 2007 Compared to the Quarter Ended May 31, 2006

Revenue. Total revenue for the three months ended May 31, 2007 was $34,381, as compared to revenue of $26,775 for the same quarter in the prior fiscal year, an increase of $7,606. The increase is primarily due to the recognition of license fees from Eisai Co., Ltd in the amount of $9,118.

Operating Expenses. Total operating expenses for the three months ended May 31, 2007 were $594,935 representing a decrease of $795,462 as compared to the same period in the prior fiscal year. This decrease resulted from the Company decreasing its research and development expenses by $195,421. Selling, General and Administrative expenses decreased by $591,234. The decrease in research and development expenses of $195,421 is primarily attributable to temporarily suspending research activity due to lack of funding. The decrease in selling, general and administrative expenses is primarily attributable to a decrease in administrative wages and marketing expenses.

Other income/(expense). Other income/(expense) amounted to $(26,199), representing a decrease of $193,783. Interest and dividend income for the three months ended May 31, 2007 was $0 as compared to $4,695 in the previous year. This decrease is attributable to the Company not having available funds to invest in marketable securities in the current year. Also in the three months ended May 31, 2007, the Company had a decrease of $168,048 in minority interest in net loss of subsidiary since the Company is not able to reduce the minority interest below $0. Interest expense amounted to $26,199 representing an increase of $24,376. The increase is attributable primarily to the amortization of the discount on the convertible debentures in the amount of $3,686 and the amortization of the beneficial conversion feature of the convertible debentures in the amount of $16,939.

Net Loss. Net loss for the three months ended May 31, 2007 was $625,780, as compared to a net loss of $1,196,038 for the same period in the prior fiscal year, representing a decrease in the net loss of $570,258. The primary reason for this decrease loss in the current year is due to the decrease in operating expenses as explained above.

Preferred stock dividends. In connection with the issuance of the Series B preferred stock and warrants, commencing on the date of issuance of the Series B Preferred Stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company will pay on each outstanding share of Series B Preferred Stock a preferential cumulative dividend at an annual rate equal to the product of multiplying (A) $100 per share by the higher of the Wall Street Journal Prime Rate plus one percent (1%), or nine percent (9%). In no event will the dividend rate be greater than 12% per annum. The dividend shall be payable monthly in arrears incash on the last day of each month based on the number of shares of Series B Preferred Stock outstanding as of the first (1st) day of such month. In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares will be reduced to eighty-five percent (85%) of the otherwise applicable conversion price.

Six months Ended May 31, 2007 Compared to the six months Ended May 31, 2006

Revenue. Total revenue for the six months ended May 31, 2007 was $81,267, as compared to revenue of $573,006 for the same period in the prior fiscal year, a decrease of $491,739. As a result of the termination of the Company’s agreement with XenoTech, the Company recognized the remaining amount of deferred income associated with the XenoTech agreement, which amounted to $533,333 in the six months ended May 31, 2006, partially offsetting this decrease was $40,323 in license revenues recognized during the six months ended May 31, 2007. As a result of the termination of the Company’s agreement with XenoTech, the Company took over a sub-license that XenoTech had with Bristol Myers Squibb. During the prior year, the Company received an annual license fee of $55,000 that was initially recorded to deferred income with $23,959 recognized as income in the six months ended May 31, 2007.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Operating Expenses. Total operating expenses for the six months ended May 31, 2007 were $2,271,280, representing a decrease of $934,833 as compared to the same period in the prior fiscal year. This decrease results primarily from the Company decreasing research and development expenses by $812,927 due to temporarily suspending research activities due to lack of funding.

Other income/(expense). Losses on the sale of marketable securities for the six months ended May 31, 2006 were $22,151. There were no losses on the sale of marketable securities in the six month period in the current fiscal year as the Company had no marketable securities this year. Also in the six months ended May 31, 2007, the Company had a decrease of $291,736 in minority interest in net loss of the subsidiary since the Company is not able to reduce the minority interest below $0. Interest expense amounted to $26,896 representing an increase of $24,702. The increase is attributable primarily to the amortization of the discount on the convertible debentures in the amount of $3,686 and the amortization of the beneficial conversion feature of the convertible debentures in the amount of $16,939.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance of debt or equity instruments. The following is a summary of our key liquidity measures at May 31, 2007 and May 31, 2006:

	May 31, 2007	May 31, 2006 As Restated
Cash and cash equivalents	$12,445	$26,380
Current assets	$63,825	$163,597
Current liabilities	(1,661,054)	(760,050)
Working capital deficiency	$(1,597,229)	$(596,453)

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

On May 3, 2006, MultiCell entered into a common stock purchase agreement with Fusion Capital, which was amended and restated on October 5, 2006. Under the agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from the Company up to an aggregate amount of $8 million from time to time over a 25-month period. MultiCell has authorized 8,000,000 shares of its common stock for sale to Fusion Capital under the agreement. The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the agreement. The Company does not have the right to commence any sales of its shares to Fusion Capital until the SEC has declared effective the registration statement. After the SEC has declared effective such registration statement, generally the Company has the right but not the obligation from time to time to sell its shares to Fusion Capital in amounts between $50,000 and $1 million depending on certain conditions. MultiCell has the right to control the timing and amount of any sales of its shares to Fusion Capital. The purchase price of the shares will be determined based upon the market price of the Company’s shares without any fixed discount. Fusion Capital shall not have the right nor the obligation to purchase any shares of MultiCell’s common stock on any business day that the price of its common stock is below $0.20. The agreement may be terminated by MultiCell at any time at the Company’s discretion without any cost to the Company. Subsequent to May 31, 2007, the stock purchase agreement with Fusion Capital was terminated upon mutual release.

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

If the Company draws any proceeds from the Company’s equity line credit facility with Fusion Capital, the purchasers may require the Company to use 25% of the gross proceeds received by the Company under such equity line to repurchase and redeem purchaser’s Series B shares or Series B preferred shares converted into common stock, as determined in the discretion of such purchaser. Series B shares so redeemed shall be redeemed at $100 per share, plus accrued and unpaid dividends thereon, and shares of common stock so redeemed shall be redeemed at a price per share equal to the weighted average closing price of the Company’s common stock over the immediately preceding five trading days, plus accrued and unpaid dividends thereon. For the six months ended May 31, 2007 the Company received $450,000 from Fusion Capital of which 25% gross proceeds are payable to Series B preferred shareholders. During the year, the Company redeemed 615 shares of Series B preferred stock by paying $61,500.

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

The Debentures will be convertible at the option of LJCI at any time up to maturity at a conversion price equal to the lesser of the fixed conversion price of $1.00, or 80% of the average of the lowest three daily volume weighted average trading prices per share of our common stock during the twenty trading days immediately preceding the conversion date. The Initial Debenture will accrue interest at 7.75% per year payable in cash or our common stock. The Second Debenture will accrue interest at 4.75% per year payable in cash or our common stock. The maximum amount of interest fees that can accrue assuming the Debentures remain outstanding until the maturity date is $103,616. If paid in stock, the stock will be valued at the rate equal to the conversion price of the Debentures in effect at the time of payment. Interest and principal payments on the Initial Debenture are due on the maturity date of February 28, 2008. Interest and principal payments on the Second Debenture are due on the maturity date of February 28, 2012. For the initial debentures, if the holders elects to convert a portion of the debentures and, on the day that the election is made the volume weighted average price is below $0.16, the Company shall have the right to repay that portion of the debenture that holder elected to convert, plus any accrued and unpaid interest, at 150% of each amount. In the event that the Company elects to repay that portion of the debenture, holder shall have the right to withdraw its conversion notice.

For second debentures, upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the debenture that holder elected to convert in such conversion notice, plus accrued and unpaid interest. After February 28, 2008, the Company, at its sole discretion, shall have the right, without limitation or penalty, to redeem the outstanding principal amount of this debenture not yet converted by holder into Common Stock, plus accrued and unpaid interest thereon.

Cash provided by (used in) operating, investing and financing activities for the six months ended May 31, 2007 and May 31, 2006 is as follows:

	May 31, 2007	May 31, 2006 (As Restated)
Operating activities	$(790,656)	$(2,536,835)
Investing activities	-	1,093,240
Financing activities	725,490	(45,500)
Net decrease in cash and cash equivalents	$(65,166)	$(1,489,095)

Operating Activities

The most significant difference between our net loss and our cash used in operating activities is due to non-cash charges included in our net loss for services that are paid through the issuance of common stock, options and warrants ($911,474 in 2007 and $385,029 in 2006). Other non-cash charges included in our net loss include depreciation and amortization ($54,756 in 2007 and $63,391 in 2006) and non-cash charges related to minority interest in loss of subsidiary ($14,248 in 2007 and $305,984 in 2006) and beneficial conversion feature and discount of convertible debentures which amounted to $20,625 in the six month period ended May 31, 2007. Changes in operating assets and liabilities increased the cash used in operations in 2007 ($439,394) and in 2006 ($110,131).

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

Financing Activities

Net cash provided by financing activities in the six months ended May 31, 2007 related primarily to issuance of common stock in conjunction with the equity line and sale of warrants and convertible debentures.

Through May 31, 2007, a significant portion of our financing has been provided through private placements of preferred and common stock, the exercise of stock options and warrants and issuance of convertible debentures. We have in the past increased, and if funding permits plan to increase further, our operating expenses in order to fund higher levels of product development, undertake and complete the regulatory approval process, and increase our administrative resources in anticipation of future growth. In addition, acquisitions such as MCTI increase operating expenses and therefore negatively impact, in the short term, the liquidity position of the Company. We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional equity securities, debt financing and/or the sale or licensing of our technologies. We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures. We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund expansion, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

Item 3. CONTROLS AND PROCEDURES

As of May 31, 2007, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below were not effective at May 31, 2007, and during the period prior to the filing of this report.

During the review of our Form 10-KSB, which was filed on March 15, 2007, our independent registered public accounting firm noted several deficiencies related to the presentation of the basic financial statements and the accompanying notes to the financial statements. As a result of these deficiencies, the financial statements and the notes thereto did not meet the requirements of accounting principles generally accepted in the United States of America. These deficiencies could impact the timeliness and accuracy of financial reporting. We are actively working to correct the noted deficiencies, but as of May 31, 2007, they are not completely remedied. Our disclosure control over financial reporting did not detect these matters and therefore was not effective at May 31, 2007 at detecting these disclosure deficiencies in the financial statements. For more information regarding the noted deficiencies, see our Annual Report on Form 10-KSB filed with the SEC on March 15, 2007.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Item 3. CONTROLS AND PROCEDURES (Continued)

We believe that, with additional measures that we will adopt to address the noted deficiencies, our system of internal controls and our disclosure controls and procedures will be adequate to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and accurately reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Certifying Officers, as appropriate, to allow for timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). We cannot be certain that our remediation efforts will sufficiently cure our identified material weakness. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure control procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MULTICELL TECHNOLOGIES, INC.

July 20, 2007	By:	/s/ Stephen Chang
Stephen Chang Chief Executive Officer, President and Director (principal executive officer)

July 20, 2007	By:	/s/ W. Gerald Newmin W. Gerald Newmin Chairman, Chief Financial Officer, Secretary and Director (principal financial and accounting officer)