Form 10QSB
period 2007-08-31
MultiCell Technologies, Inc.
filed 2007-10-18
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended August 31, 2007.

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

As of September 30, 2007, the issuer had 46,029,209 shares of Common Stock, $.01 par value, outstanding.

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2007	November 30, 2006
	(UNAUDITED)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$71,957	$77,611
Accounts, royalties and grant receivable	23,260	17,620
Other current assets	58,674	42,806
Total current assets	153,891	138,037
Equipment and improvements, net	101,779	132,140
Intangible assets, net of accumulated amortization of $138,064 and $86,290	1,147,655	1,199,429
Other assets	30,893	35,891
Total assets	$1,434,218	$1,505,497
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Convertible debentures (net of discount of $10,593)	$74,150	-
Notes payable stockholder	30,000	-
Due stockholders and affiliates	165,257	-
Accounts payable and accrued expenses	1,666,270	$1,134,321
Current portion of deferred income	77,539	29,159
Total current liabilities	2,013,216	1,163,480

Convertible debentures (net of discount of $90,000)	10,000	-
Deferred income, net of current portion	48,100	52,000
Total liabilities	2,071,316	1,215,480
Minority interest	-	14,248
Commitments and contingencies

Series B Redeemable Convertible Preferred Stock, 17,000 shares designated as Series B, 16,262 and 16,877 shares issued and outstanding, liquidation value of $1,806,519 and $1,700,709	1,705,019	1,660,709

Stockholders’ deficiency:
Preferred stock, $.01 par value: 2,000,000 shares authorized, Series I Convertible Preferred, 20,000 shares designated as Series I, 12,200 shares issued and outstanding , liquidation value of $1,220,000	121	121
Common stock, $.01 par value: 200,000,000 shares authorized, 46,029,209 shares and 38,479,499 shares issued and outstanding	460,292	384,795
Additional paid-in capital	33,130,676	31,289,858
Accumulated deficit	(35,933,206)	(33,059,714)
Total stockholders’ deficiency	(2,342,117)	(1,384,940)
Total liabilities and stockholders’ deficiency	$1,434,218	$1,505,497

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three Months Ended August 31, 2007 and 2006

	2007	2006 As Restated
		(Note 4 )
Revenue	$63,382	$28,874
Operating expenses:
Selling, general and administrative expenses	442,364	653,729
Research and development	101,618	683,629
Depreciation and amortization	27,378	40,953
Total operating expenses	571,360	1,378,311
Operating loss	(507,978)	(1,349,437)
Other income (expense):
Interest expense	(44,038)	(2,312)
Interest and dividend income	-	136
Minority interest in net loss of subsidiary	-	124,384
Total other income (expense)	(44,038)	122,208
Net loss	(552,016)	(1,227,229)
Deemed dividend related to Series B preferred stock		(1,700,000)
Preferred stock dividends	(40,763)	(20,834)
Net loss attributable to common stockholders	$(592,779)	$(2,948,063)
Net loss per share attributable to common stockholders - basic and diluted	$(0.01)	$(0.08)
Weighted average number of common shares - basic and diluted	45,021,358	36,503,186

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the Nine Months Ended August 31, 2007 and 2006

	2007	2006 As Restated
		(Note 4)
Revenue	$144,649	$601,880
Operating expenses:
Selling, general and administrative expenses	2,193,923	2,510,221
Research and development	566,582	1,961,521
Depreciation and amortization	82,135	112,682
Total operating expenses	2,842,640	4,584,424
Operating loss	(2,697,991)	(3,982,544)
Other income (expense):
Loss on sale of marketable securities		(22,151)
Interest expense	(70,934)	(4,506)
Interest and dividend income	4	23,036
Minority interest in net loss of subsidiary	14,248	430,368
Total other income (expense)	(56,682)	426,747
Net loss	(2,754,673)	(3,555,797)
Deemed dividend related to Series B preferred stock		(1,700,000)
Preferred stock dividends	(118,819)	(20,834)
Net loss attributable to common stockholders	$(2,873,492)	$(5,276,631)
Net loss per share attributable to common stockholders - basic and diluted	$(0.07)	$(0.15)
Weighted average number of common shares - basic and diluted	42,467,252	34,643,569

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY (UNAUDITED)
For the Nine Months Ended August 31, 2007

	Series I Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 1, 2006	12,200	$121	38,479,499	$384,795	$31,289,858	$(33,059,714)	$(1,384,940)
Stock-based compensation for services					258,012		258,012
Common stock issued for accrued expenses			1,266,9521	12,670	165,830		178,500
Common stock issued for services			4,260,684	42,607	470,338		512,945
Stock-based compensation for warrants issued for pledging of stock					354,358		354,358
Common stock issued in conjunction with equity line			2,022,074	20,220	429,780		450,000
Discount on convertible debentures (including beneficial conversion charge)					162,500		162,500
Dividends on preferred stock						(118,819)	(118,819)
Net loss						(2,754,673)	(2,754,673)
Balance, August 31, 2007	12,200	$121	46,029,209	$460,292	$33,130,676	$(35,933,206)	$(2,342,117)

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Nine Months Ended August 31, 2007 and 2006

	2007	2006 As Restated
		(Note 4)
Cash flows from operating activities:
Net loss	$(2,754,673)	$(3,555,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82,135	95,599
Amortization of discount and beneficial conversion feature of convertible debentures	61,907
Loss on sale of marketable securities	-	22,151
Amortization of bond premium (discount)	-	2,823
Common stock issued for services	512,945	505,830
Stock-based compensation for services and pledging of stock	612,370	(30,525)
Common stock issued for legal settlement		34,200
XenoTech deferred income recognized	-	(533,333)
Minority interest in loss of subsidiary	(14,248)	(430,368)
Allowance for bad debts	-	47,519
Changes in operating assets and liabilities:
Accounts, royalties and grants receivable	(5,640)	7,399
Other current assets	(15,868)	(7,507)
Other assets	4,998	(4,939)
Accounts payable and accrued expenses	710,449	211,156
Deferred income	44,480	(21,229)
Net cash used in operating activities	(761,145)	(3,657,021)
Cash flows from investing activities:
Purchase of equipment	-	(21,248)
Proceeds from sale of marketable securities	-	1,114,488
Net cash provided by investing activities	-	1,093,240
Cash flows from financing activities:
Deferred financing costs		(35,000)
Proceeds from issuance of convertible debentures	350,000
Proceeds from issuance of note payable to stockholder	30,000
Proceeds from issuance of preferred stock, net		1,660,000
Proceeds from issuance of common stock, net	450,000
Preferred stock dividends	(13,009)	(7,730)
Redemption of Series B convertible preferred stock	(61,500)
Net cash provided by (used in) financing activities	755,491	1,617,270
Net decrease in cash and cash equivalents	(5,654)	(946,511)
Cash and cash equivalents, beginning of period	77,611	1,515,475
Cash and cash equivalents, end of period	$71,957	$568,964
Supplemental disclosure:
Interest paid	$6,040	$4,506
Supplemental disclosure of non-cash investing and financing activities:
Settlement of accrued expenses with common stock	$178,500	-
Discount and beneficial conversion feature of convertible debentures	$162,500	-

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell Technologies, Inc. and its subsidiaries (the “Company” or “MultiCell”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended November 30, 2006 (the “Form 10-KSB”) previously filed with the SEC. The results of operations for the three month and nine month periods ended August 31, 2007 are not necessarily indicative of the operating results for the fiscal year ending November 30, 2007. The condensed consolidated balance sheet as of November 30, 2006 has been derived from the Company’s audited financial statements.

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

ACCOUNTING FOR WARRANTS ISSUED WITH CONVERTIBLE DEBENTURES

The Company accounts for the value of warrants and the intrinsic value of beneficial conversion rights arising from the issuance of convertible debentures with non-detachable conversion rights that are in-the-money at the commitment date pursuant to the consensuses for EITF Issue No. 98-5 and EITF Issue No. 00-27. Such values are determined by first allocating an appropriate portion of the proceeds received from the debt instruments to the warrants or any other detachable instruments included in the exchange. The fair value of the warrants is allocated to debt discount, which is charge to interest expense over the term of the debt instrument. The intrinsic value of the beneficial conversion rights at the commitment date was recorded as additional paid-in capital and debt discount as of that date.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2007, the FASB issued FASB Staff Position EITF 07-03 (“FSP 07-03”), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. FSP 07-03 addresses whether nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. FSP 07-03 will be effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NEW ACCOUNTING PRONOUNCEMENTS (Continued)

The Company currently believes that the adoption of FSP 07-03 will have no material impact on its financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial statements.

2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of August 31, 2007, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $35,933,206. The Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, the Company’s therapeutic for the treatment of fatigue in multiple sclerosis patients. Management is evaluating several sources of financing for its clinical trial program. Additionally, with our strategic shift in focus to therapeutic programs and technologies, we expect our future cash requirements to increase significantly as we advance our therapeutic programs into clinical trials. Until we are successful in raising additional funds, we may have to prioritize our therapeutic programs and delays may be necessary in some of our development programs.

These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be able to successfully acquire the necessary capital to continue its on-going research efforts and bring its products to the commercial market. Management’s plans to acquire future funding include the potential sale of common and/or preferred stock, the sale of warrants, and continued sales of our proprietary media, immortalized cells and primary cells to the pharmaceutical industry. Additionally, the Company continues to pursue research projects, government grants and capital investment. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company entered into a debentures purchase agreement and received in total $350,000 through August 31, 2007 by issuing convertible debentures. See note 3 for additional information.

During July 2007 an Officer and Director of the Company advanced the Company $30,000 in the form of two short term notes.

On October 9, 2007, MultiCell Technologies, Inc. (“MultiCell”) executed an exclusive license and purchase agreement (the “Agreement”) with Corning Incorporated (“Corning”) of Corning, New York. Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell MultiCell’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (ADME/Tox assays). Corning will pay MultiCell a non-refundable license fee, purchase certain inventory and equipment related to MultiCell’s Fa2N-4 cell line business, hire certain MultiCell scientific personnel, and pay for access to MultiCell’s laboratories during the transfer of the Fa2N-4 cell lines to Corning.

MultiCell will retain and continue to support all of its existing licensees, including Pfizer, Bristol-Myers Squibb, and Eisai. MultiCell retains the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays. MultiCell also retains rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to produce therapeutic proteins using the Company’s BioFactories™ technology, to identify drug targets and for other applications related to the Company’s internal drug development programs.

In consideration for the license granted, Corning paid MultiCell three hundred and seventy-five thousand U.S. Dollars (US $375,000) upon execution of the Agreement, and an additional three hundred and seventy-five thousand U.S. Dollars (US $375,000) will be paid upon the completion of a transition period. In addition, Corning will purchase inventory and equipment from MultiCell and will reimburse MultiCell for laboratory costs and other expenses during a transition period which could take up to four months.

 3. CONVERTIBLE DEBENTURES

On February 28, 2007, the Company entered into a Debenture Purchase Agreement (the “Debenture Purchase Agreement”) with La Jolla Cove Investors, Inc. (“LJCI”) pursuant to which the Company sold a convertible debenture to LJCI in a principal amount of $1,000,000 (receivable in four payments) with an annual interest rate of 7.75% and expiring on February 28, 2008 (the “Initial Debenture”). Under the terms of this agreement certain officers, director and shareholders of the Company pledged 2,527,638 shares of common stock and guaranteed the repayment of a $250,000 advance against the initial Debenture. The first payment of $250,000 was received by the Company on March 7, 2007. As of August 31, 2007, LJCI has sold 1,974,194 shares of the pledged shares and has reduced the amount due on the advance to $84,743. Based on the excess of the aggregate fair value of the common shares that would have been issued if the $250,000 convertible debentures had been converted immediately over the proceeds allocated to the convertible debentures, the investors received a beneficial conversion feature for which the Company recorded an increase in additional paid-in-capital of $62,500, which is being amortized to interest expense over the term of the convertible debentures.

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

The Company also entered into a Securities Purchase Agreement with LJCI on February 28, 2007 (the “Securities Purchase Agreement”) pursuant to which the Company agreed to sell a convertible debenture in the principal amount of $100,000 with an annual interest rate of 4.75% and expiring on February 28, 2012 (the “Second Debenture”, and together with the Initial Debenture, the “Debentures”). The initial $100,000 was deposited on March 5, 2007. A discount representing the value of 10 million warrants issued in the amount of $73,727 have been recorded as a reduction to the note. The discount was calculated based on the relative fair values of the convertible debentures and warrants. The fair market value of the warrants used in the above calculation was determined under the Black-Scholes option-pricing model. The discount is being amortized over a 60-month period as a charge to interest expense.

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

For the second debenture, upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the debenture that holder elected to convert in such conversion notice, plus accrued and unpaid interest. After February 28, 2008, the Company, at its sole discretion, shall have the right, without limitation or penalty, to redeem the outstanding principal amount of this debenture not yet converted by holder into Common Stock, plus accrued and unpaid interest thereon.

Pursuant to the Registration Rights Agreement with LJCI dated February 28, 2007 (the "Rights Agreement"), we agreed to register for resale under the Securities Act of 1933, as amended, 12,000,000 shares of common stock issuable upon conversion of the Initial Debenture, and use commercially reasonable best efforts to have the Registration Statement declared effective by May 29, 2007.

There is no guarantee that the SEC will declare the Registration Statement effective. In the event that the Registration Statement is not declared effective by the required dates, then LJCI may claim the Company is in default on these agreements, and the Company may face certain liquidated damages in addition to other rights that LJCI may have. As of August 31, 2007, the Registration Statement had not been declared effective by the SEC and as of October 15, 2007 the Company has not received note of default for LJCI.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. CONVERTIBLE DEBENTURES (Continued)

The liquidation damages of LJCI’s option include a decrease in the discount multiplier used to calculate the conversion price of the Debentures or an acceleration of maturity. LJCI will not claim, and has not claimed these damages, however, if the Company used commercially reasonable best efforts to obtain effectiveness of this Registration Statement or changes in the Commission's policies or interpretations make the Company unable to obtain effectiveness of this Registration Statement.

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

The following tables show the effects of the restatement on the Company’s quarterly results of operations for the three months and nine months ended August 31, 2006. The column labeled “Restatement Adjustment” represents the adjustment for license payments expensed in the quarter

Restated Consolidated Statement of Operations
For the Three Months Ended August 31, 2006
(Unaudited)

	As Previously Reported August 31, 2006	Restatement Adjustment August 31, 2006	As Restated August 31, 2006
Revenues	$28,874		$28,874
Operating expenses:
Selling, general and administrative expenses	653,729		653,729
Research and development	592,380	$91,249	683,629
Depreciation and amortization	40,953		40,953
Total operating expenses	1,287,062	91,249	1,378,311
Operating loss	(1,258,188)	(91,249)	(1,349,437)
Other income	122,208		122,208
Net loss	(1,135,980)	(91,249)	(1,227,229)
Non-cash deemed dividend related to series B preferred stock	(1,700,000)		(1,700,000)
Preferred stock dividends	(20,834)		(20,834)
Net loss per share applicable to common stockholders – basic and diluted	$(2,856,814)	$(91,249)	$(2,948,063)
Net loss per share applicable to common stockholders - basic and diluted	$(0.08)	$0.00	$(0.08)
Weighted average number of common shares outstanding - basic and diluted	36,503,186	36,503,186	36,503,186

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

Restated Consolidated Statement of Operations
For the Nine Months Ended August 31, 2006
(Unaudited)

	As Previously Reported August 31, 2006	Restatement Adjustment August 31, 2006	As Restated August 31, 2006
Revenues	$601,880		$601,880
Operating expenses:
Selling, general and administrative expenses	2,510,221		2,510,221
Research and development	1,378,604	$582,917	1,961,521
Depreciation and amortization	112,682		112,682
Total operating expenses	4,001,507	582,917	4,584,424
Operating loss	(3,399,627)	(582,917)	(3,982,544)
Other income	426,747		426,747
Net loss	(2,972,880)	(582,917)	(3,555,797)
Non-cash deemed dividend related to series B preferred stock	(1,700,000)		(1,700,000)
Preferred stock dividends	(20,834)		(20,834)
Net loss attributable to common stockholders	$(4,693,714)	$(582,917)	$(5,276,631)
Net loss per share applicable to common stockholders - basic and diluted	$(0.14)	$(0.02)	$(0.15)
Weighted average number of common shares outstanding - basic and diluted	34,643,569	34,643,569	34,643,569

5. COMMON STOCK, STOCK OPTIONS AND LOSS PER SHARE

On May 3, 2006, MultiCell entered into a common stock purchase agreement with Fusion Capital, which was amended and restated on October 5, 2006, and ultimately terminated on July 18, 2007. Under the agreement, Fusion Capital was obligated, under certain conditions, to purchase shares from the Company up to an aggregate amount of $8 million from time to time over a 25-month period. MultiCell authorized 8,000,000 shares of its common stock for sale to Fusion Capital under the agreement. The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the agreement.

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

During the nine months ended August 31, 2007, the Company issued 2,022,074 shares to Fusion Capital for a value of $450,000.

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

On June 14, 2007, the Board of Directors voted to approve the issuance of 600,000 shares of common stock at $0.075 per share in settlement of accrued expenses. The total value of these shares was $45,000.

On June 14, 2007, the Board of Directors voted to approve the issuance of 971,591 shares of common stock at $0.108 per share to a consultant and a law firm for services performed during the nine months ended August 31, 2007. The total value of these services was $105,000 and the related expenses are included in selling, general and administrative expenses.

On August 7, 2007, the Board of Directors voted to approve the issuance of 1,040,000 shares of common stock at $0.05 per share (the closing price on that date) to three consultants and a law firm for services performed during the nine months ended August 31, 2007. The total value of these services was $52,000 and the related expenses are included in selling, general and administrative expenses.

Information with respect to stock activity for the Company’s option plans for the nine months ended August 31, 2007 is as follows:

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 1, 2006	2,860,000	$1.16
Grants	250,000	0.20
Cancellations / forfeitures	(810,000)	.61
Outstanding at August 31, 2007	2,300,000	$1.08	3.34
Exercisable at August 31, 2007	1,953,611	$1.20	3.03

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. COMMON STOCK, STOCK OPTIONS AND LOSS PER SHARE (Continued)

For grants during the nine months ended August 31, 2007, the Company’s weighted average assumptions used in determining fair value under the Black-Scholes model for expected volatility, dividends, expected term, and risk-free interest rate were 71% to 98%; 0%; 2.08 to 5 years; and 4.95%, respectively. For grants during the nine months ended August 31, 2006, the Company’s weighted average assumptions used in determining fair value under the Black-Scholes model were: dividend yield at 0%, expected volatility raging from 68% to 94%, risk-free interest rate ranging from 4.42% to 4.73% and expected lives ranging from 3.33 to 5 years. Expected volatility is based on the historical volatility of the Company’s common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S. Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. In addition, under SFAS 123R, fair value of stock options granted is recognized as expense over the service period, net of estimated forfeitures. The estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, such resulting adjustment will be recorded in the period estimates are revised. The weighted average grant date fair value of options granted during the nine months ended August 31, 2007 and 2006 was $0.13 and $0.41, respectively.

In the nine months ended August 31, 2007, the Company recorded charges for stock-based compensation for options and warrants of $612,370, which is included in the Company’s net loss for the period. As of August 31, 2007, unamortized stock-based compensation expenses of $91,560 remains to be recognized over a weighted-average period of 1.25 years.

The Company incurred losses for the nine months ended August 31, 2007 and 2006. The assumed effects on net loss per share of the exercise of outstanding stock options and warrants and convertible preferred stock were anti-dilutive and, accordingly, diluted per share amounts equal basic net loss per common share amounts. The total number of common shares potentially issuable upon exercise or conversion excluded from the calculation of diluted loss per share was 80,673,110 and 37,329,680 as of August 31, 2007 and 2006, respectively.

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

7. WARRANTS

On February 28, 2007, as consideration for consulting fees, the Company issued to Capstone Investments a warrant to purchase 100,000 shares of its common stock at an exercise price of $.2875 per share. The warrant has a term of five years and vested immediately. The Company recorded a charge of $20,285 to selling, general and administrative expense during the nine months ended August 31, 2007, based on the fair value of this warrant issued as determined by the Black-Scholes option pricing model.

On February 28, 2007, as consideration for pledging 2,527,638 of the shares of our common stock owned by certain officers, directors and major stockholders, each pledgor received a stock purchase warrant equal to 110% of the number of shares pledged, or a total of 2,780,402 warrants. The warrants have a term of five years and vested immediately. The Company recorded a charge of $354,358 to selling, general and administrative expenses for the nine months ended August 31, 2007, based on the fair value of these warrants as determined by the Black-Scholes option-pricing model.

Changes during the nine months ended August 31, 2007 in warrants outstanding for the Company were as follows:

Warrants outstanding at November 30, 2006	23,160,545
Granted	13,280,402
Forfeited	-
Warrants outstanding at August 31, 2007	36,440,947

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

On December 31, 2005, the Company entered into a worldwide Exclusive License Agreement (the “License Agreement”) with Amarin Neuroscience Limited (“Amarin”). Among other things, the License Agreement provides that Amarin shall grant to the Company and its affiliates an exclusive worldwide license with respect to therapeutic or commercial uses of certain technology of Amarin, including LAX-202 (renamed MCT-125), and the Company shall develop and seek to commercialize products based on such technology. The initial technology to be developed is MCT-125, which is a potential treatment for fatigue in patients diagnosed with multiple sclerosis. The License Agreement, which is for a term equal to the life of the patents licensed, required MultiCell to make an initial non-refundable payment of $500,000 to Amarin in January 2006 in addition to a second non-refundable payment of $500,000 in May 2006. In addition, the parties have a four-year mutual option to exclusively negotiate with the other with respect to entering into a commercial agreement with respect to certain additional patents owned by Amarin related to the technology licensed to the Company. MultiCell will pay to Amarin (a) a one-time license fee, (b) milestone payments based on time, approval by the Food and Drug Administration of any products developed under the License Agreement, and sales by MultiCell of such products, and (c) royalty payments based on sales by MultiCell of any such products.

Amarin shall retain ownership of all licensed patent rights under the License Agreement. The License Agreement further includes customary provisions related to, among other things, indemnification, insurance, maintenance of patent rights, confidentiality, and arbitration.

On June 28, 2006, the Company entered into a letter agreement with Amarin amending the timing of the second license payment to be made to Amarin as outlined in the original License Agreement. In that letter agreement, the parties agreed to extend the deadline for the Company to make its second licensing payment which was to be made in May 2006. Under the terms of the agreement, the original second payment due to Amarin will be split into three payments. The first payment of $100,000 was made on July 17, 2006, the second payment was made on November 2, 2006, and the final payment for 2006 was made on December 13, 2006. Since no income can be projected from this license, the Company has recorded as a charge to research and development $300,000 in the nine months ended August 31, 2007.

On April 20, 2007, the Company entered into a license agreement with Eisai Co., Ltd (“Eisai”). According to the agreement, the Company granted Eisai a nonexclusive license, which permits the use by Eisai of licenses samples and culture media for the use of this patent and license. Eisai agreed to pay the Company 65,000,000 YEN (approximately US $545,000) over a five-year period. The first payment of 13,000,000 YEN (approximately US $109,000) was due upon the signing of the agreement. Based on the conversion rate at the time of the signing, the Company received $109,070. The Company will recognize the income ratably over the life of the agreement. The Company recognized $36,731 and $27,613 in income for the nine months and three months ended August 31, 2007.

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

As funding permits, we intend to gradually add scientific and support personnel. We want to add specialists for our key research areas. These strategic additions will help us expand our product offerings leading us to additional revenues and profits. As revenues increase, additional administrative personnel will be necessary to meet the added workload. Other expenses, such as sales and customer service, will be added commensurate with increased revenues. The Company’s current research and development efforts focus on development of future cell lines and therapeutic products and improvement of existing products. Due to the ongoing nature of this research, we are unable to ascertain with certainty the estimated completion dates and total costs associated with this research. As with any research efforts, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance the Company’s market position. Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred. For the nine months ended August 31, 2007 and 2006, research and development costs were $566,582 and $1,961,521, respectively. The decrease in research and development expenses of $1,394,939 is primarily attributable to the write-off of licensing fees which had been capitalized in the previous year and subsequently expensed. Research and development costs include such costs as license payments, salaries, employee benefits, costs determined utilizing the Black-Scholes option-pricing model for options issued to the Scientific Advisory Board, and supplies.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Quarter Ended August 31, 2007 Compared to the Quarter Ended August 31, 2006

Revenue. Total revenue for the three months ended August 31, 2007 was $63,382, as compared to revenue of $28,874 for the same quarter in the prior fiscal year, an increase of $34,508. The increase is primarily due to the recognition of license fees from Eisai Co., Ltd in the amount of $36,731.

Operating Expenses. Total operating expenses for the three months ended August 31, 2007 were $571,360 representing a decrease of $806,591 as compared to the same period in the prior fiscal year. This decrease resulted from the Company decreasing its research and development salaries, materials and consulting expenses by $582,011. Selling, general and administrative expenses decreased by $211,365. The decrease in selling, general and administrative expenses is primarily attributable to a decrease in administrative wages and marketing expenses.

Other income/(expense). Other income/(expense) amounted to $(44,038), representing a decrease of $166,246. In the three months ended August 31, 2007, the Company had a decrease of $124,384 in minority interest in net loss of subsidiary since the Company is not able to reduce the minority interest below $0. Interest expense amounted to $44,038 representing an increase of $41,726. The increase is attributable primarily to the amortization of the discount on the convertible debentures in the amount of $7,373 and the amortization of the beneficial conversion feature of the convertible debentures in the amount of $54,534.

Net Loss. Net loss for the three months ended August 31, 2007 was $552,016, as compared to a net loss of $1,227,229 for the same period in the prior fiscal year, representing a decrease in the net loss of $675,213. The primary reason for this decrease loss in the current year is due to the decrease in operating expenses as explained above.

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

Nine months Ended August 31, 2007 Compared to the nine months Ended August 31, 2006

Revenue. Total revenue for the nine months ended August 31, 2007 was $144,649, as compared to revenue of $601,880 for the same period in the prior fiscal year, a decrease of $457,231. As a result of the termination of the Company’s agreement with XenoTech, the Company recognized the remaining amount of deferred income associated with the XenoTech agreement, which amounted to $533,333 in the nine months ended August 31, 2006, partially offsetting this decrease was $60,690 in license revenues recognized during the nine months ended August 31, 2007. As a result of the termination of the Company’s agreement with XenoTech, the Company took over a sub-license that XenoTech had with Bristol Myers Squibb. During the prior year, the Company received an annual license fee of $55,000 that was initially recorded to deferred income with $23,959 recognized as income in the nine months ended August 31, 2007.

Operating Expenses. Total operating expenses for the nine months ended August 31, 2007 were $2,842,640, representing a decrease of $1,741,784 as compared to the same period in the prior fiscal year. This decrease results primarily from the fact that therapeutic products in-licensing and related expenses of approximately $1,250,000 were recorded during the nine months ended August 31, 2006 that were not incurred during the corresponding period during 2007. Other cost reductions related to research included lower salaries, lower consulting fees and other operating expenses. Further, the decrease inselling, general and administrative expenses was achieved by reducing administrative and marketing salaries and expenses.

Other income/(expense). Losses on the sale of marketable securities for the nine months ended August 31, 2006 were $22,151. There were no losses on the sale of marketable securities in the nine month period in the current fiscal year as the Company had no marketable securities this year. Also in the nine months ended August 31, 2007, the Company had a decrease of $416,120 in minority interest in net loss of the subsidiary since the Company is not able to reduce the minority interest below $0. Interest expense amounted to $70,934 representing an increase of $66,428. The increase is attributable primarily to the amortization of the discount on the convertible debentures in the amount of $7,373 and the amortization of the beneficial conversion feature of the convertible debentures in the amount of $54,534.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance of debt or equity instruments. The following is a summary of our key liquidity measures at August 31, 2007 and August 31, 2006:

	August 31, 2007	August 31, 2006 As Restated
Cash and cash equivalents	$71,957	$568,964
Current assets	$153,891	$729,585
Current liabilities	(2,013,216)	(859,503)
Working capital deficiency	$(1,859,325)	$(129,918)

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)
Liquidity and Capital Resources (Continued)

The Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, the Company’s therapeutic product for the treatment of fatigue in multiple sclerosis patients. Management is evaluating several sources of financing for its clinical trial program. Additionally, with our strategic shift in focus to therapeutic programs and technologies, we expect our future cash requirements to increase significantly as we advance our therapeutic programs into clinical trials. Until we are successful in raising additional funds, we may have to prioritize our therapeutic programs and delays may be necessary in some of our development programs.

On May 3, 2006, MultiCell entered into a common stock purchase agreement with Fusion Capital, which was amended and restated on October 5, 2006, and ultimately terminated on July 18, 2007. Under the agreement, Fusion Capital was obligated, under certain conditions, to purchase shares from the Company up to an aggregate amount of $8 million from time to time over a 25-month period. MultiCell authorized 8,000,000 shares of its common stock for sale to Fusion Capital under the agreement. For the nine months ended August 31, 2007 the Company received $450,000 from Fusion Capital of which 25% of the gross proceeds were payable to Series B preferred shareholders. During the year, the Company redeemed 615 shares of Series B preferred stock by paying $61,500.

As consideration for entering into the original transaction on May 3, 2006, MultiCell issued to Fusion Capital 1,572,327 shares of its common stock and warrants to purchase an additional 1,572,327 shares of its common stock at a price of $0.01 per share. Upon execution of the amended and restated purchase agreement on October 5, 2006, Fusion Capital will retain the original 1,572,327 shares of common stock and returned the warrant to the Company.

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

For the Second Debenture, upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the debenture that holder elected to convert in such conversion notice, plus accrued and unpaid interest. After February 28, 2008, the Company, at its sole discretion, shall have the right, without limitation or penalty, to redeem the outstanding principal amount of this debenture not yet converted by holder into Common Stock, plus accrued and unpaid interest thereon.

Cash provided by (used in) operating, investing and financing activities for the nine months ended August 31, 2007 and August 31, 2006 is as follows:

	August 31, 2007	August 31, 2006 (As Restated)
Operating activities	$(761,145)	$(3,657,021)
Investing activities	-	1,093,240
Financing activities	755,491	1,617,270
Net decrease in cash and cash equivalents	$(5,654)	$(946,511)

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS (Continued)

Liquidity and Capital Resources (Continued)

Operating Activities

The most significant difference between our net loss and our cash used in operating activities is due to non-cash charges included in our net loss for services that are paid through the issuance of common stock, options and warrants ($1,125,315 in 2007 and $475,305 in 2006). Other non-cash charges included in our net loss include depreciation and amortization ($82,135 in 2007 and $95,599 in 2006) and non-cash charges related to minority interest in loss of subsidiary ($14,248 in 2007 and $430,368 in 2006) and beneficial conversion feature and discount of convertible debentures which amounted to $61,907 in the nine month period ended August 31, 2007. Changes in operating assets and liabilities decreased the cash used in operations in 2007 ($738,419) and in 2006 ($184,880). These amounts related primarily to an increase in accounts payable and accrued expenses.

Investing Activities

Net cash provided by investing activities in 2006 was related to the sale of marketable securities to fund the operations of the Company and amounted to $1,114,488.

Financing Activities

Net cash provided by financing activities in the nine months ended August 31, 2007 related primarily to issuance of common stock in conjunction with the equity line and sale of warrants and convertible debentures. In 2007, the Company also received proceeds from 6.5% demand notes issued to a stockholder in the amount of $30,000. Net cash provided by financing activities in the nine months ended August 31, 2006 related primarily to the issuance of preferred stock.

Through August 31, 2007, a significant portion of our financing has been provided through private placements of preferred and common stock, the exercise of stock options and warrants and issuance of convertible debentures. We have in the past increased, and if funding permits plan to increase further, our operating expenses in order to fund higher levels of product development, undertake and complete the regulatory approval process, and increase our administrative resources in anticipation of future growth. In addition, acquisitions such as MCTI increase operating expenses and therefore negatively impact, in the short term, the liquidity position of the Company. We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional equity securities, debt financing and/or the sale or licensing of our technologies. We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures. We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund expansion, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

Item 3. CONTROLS AND PROCEDURES

As of August 31, 2007, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below were not effective at August 31, 2007, and during the period prior to the filing of this report.

During the review of our Form 10-KSB, which was filed on March 15, 2007, our independent registered public accounting firm noted several deficiencies related to the presentation of the basic financial statements and the accompanying notes to the financial statements. As a result of these deficiencies, the financial statements and the notes thereto did not meet the requirements of accounting principles generally accepted in the United States of America. These deficiencies could impact the timeliness and accuracy of financial reporting. We are actively working to correct the noted deficiencies, but as of August 31, 2007, they are not completely remedied. Our disclosure control over financial reporting did not detect these matters and therefore was not effective at November 30, 2006 at detecting these disclosure deficiencies in the financial statements. For more information regarding the noted deficiencies, see our Annual Report on Form 10-KSB filed on March 15, 2007.

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

4.5(6)	Warrant to Purchase Common Stock dated as of August 1, 2005, granted to Anthony J. Cataldo.

4.6(6)	Warrant to Purchase Common Stock dated as of August 1, 2005, granted to Capstone Investments.

4.7(1)	Warrant to Purchase Common Stock dated September 7, 2005 issued by the Registrant to Mixture Sciences, Inc.

4.8(7)	Form of Warrant to Purchase Common Stock dated February 1, 2006 issued by the Registrant to Trilogy Capital Partners, Inc.

4.9(20)	Amended and Restated Registration Rights Agreement, dated as of October 5, 2006, by and between the Registrant and Fusion Capital Fund II, LLC.

4.10(13)	Form of Warrant to Purchase Common Stock (cashless exercise) dated July 14, 2006 issued by the Registrant to certain investors.

4.11(13)	Form of Warrant to Purchase Common Stock (cash exercise) dated July 14, 2006 issued by the Registrant to certain investors.

4.12(13)	Certificate of Designation of Series B Convertible Preferred Stock, as filed on July 14, 2006.

4.13(13)	Form of Registration Rights Agreement dated July 14, 2006 by and between the Registrant and certain investors.

4.14(17)	Registration Rights Agreement between MultiCell Technologies, Inc. and La Jolla Cove Investors, Inc. dated February 28, 2007.

4.15(17)	Stock Pledge Agreement dated February 28, 2007.

4.16(17)	7 ¾ % Convertible Debenture

4.17(17)	4 ¾ % Convertible Debenture

4.18(17)	Warrant to Purchase Common Stock by and between the Company and La Jolla Cove Investors dated February 28, 2007

4.19(18)	Mutual Termination Agreement between the Company and Fusion capital Fund II, LLC, dated as of July 18, 2007.

10.1(6)	Director and Consulting Agreement with Anthony J. Cataldo, dated as of February 1, 2005.

10.2(6)	Employment Agreement with Stephen Chang, Ph.D., dated as of January 29, 2005.

10.3(8)	Employment Agreement with Ronald Faris, Ph.D., dated as of May 26, 2005.

10.4(5)	Subscription Agreement dated as of July 13, 2004, among the Registrant and Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., Monarch Pointe Fund, Ltd., and Mercator Advisory Group, LLC.

10.5(6)
Subscription Agreement dated as of February 11, 2005, among the Registrant and Mercator Momentum Fund, L.P., Mercator Momentum Fund III, L.P., Monarch Pointe Fund, Ltd., Mercator Advisory Group, LLC, Telstar Limited, Golden Mist Limited, Search Capital, Anthony Capozza, Steve Capozza, Mark Elliot Schlanger, Pentagon Special Purpose Fund, Ltd and Asset Managers International, Ltd.

10.6(2)	2004 Equity Incentive Plan and related documents.

10.7(2)	2000 Stock Incentive Plan and related documents.

10.8(11)	2000 Employee Benefit Plan and related documents.

10.9(2)	Form of Indemnification Agreement.

10.10(2)	Sublease Agreement, dated as of April 6, 2005, between the Registrant and Stem Cells Inc.

10.12(12)	Director Compensation

10.13(9)**	Research Agreement dated as of January 1, 2005 between the Registrant and The Trustees of Columbia University

10.14(9)**	Worldwide Exclusive License Agreement as of December 31, 2005 between the Registrant and Amarin Neuroscience Limited

10.15(14)**	Letter Agreement between Amarin and the Registrant dated June 28, 2006

10.16(13)	Form of Shares of Series B Convertible Preferred Stock and Common Stock Warrants Subscription Agreement dated July 14, 2006 by and between the Registrant and certain investors.

10.17(15)	Separation Agreement and Release by and between the Company and Anthony Cataldo dated July 25, 2006.

10.18(16)	Separation Agreement and Release by and between the Company and Gerard A. Wills dated September 28, 2006.

10.19(16)	Consulting Agreement by and between the Company and Gerard A. Wills, dated September 28, 2006.

10.20(17)	Debenture Purchase Agreement between MultiCell Technologies, Inc. and La Jolla Cove Investors, Inc. dated February 28, 2007.

10.21(17)	Escrow Letter dated February 28, 2007 from La Jolla Cove Investors, Inc.

10.22(17)	Letter Agreement dated February 28, 2007 with La Jolla Cove Investors, Inc.

10.23(17)	Securities Purchase Agreement between MultiCell Technologies, Inc. and La Jolla Cove Investors, Inc. dated February 28, 2007.

10.24(17)	Letter Agreement dated February 28, 2007 with La Jolla Cove Investors, Inc.

10.25(19)**	License Agreement between the Company and Eisai Co Ltd. dated April 20, 2007.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
**	Confidential treatment requested as to certain portions.
(1)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on September 8, 2005.
(2)	Incorporated by reference from exhibits to our Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed on May 6, 2005.
(3)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on May 18, 2005.
(4)	Incorporated by reference from exhibits to our Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed on September 2, 2005.
(5)	Incorporated by reference from exhibits to our Registration Statement on Form SB-2 filed on August 12, 2004, as amended.
(6)	Incorporated by reference from exhibits to our Annual Report on Form 10-KSB filed on February 28, 2005.
(7)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on February 6, 2006.
(8)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on May 31, 2005.
(9)	Incorporated by reference from exhibits to our Post-Effective Registration Statement Amendment No. 1 filed on January 12, 2006.
(10)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on January 9, 2006.
(11)	Incorporated by reference from exhibits to our Registration Statement on Form S-8 filed on July 3, 2000.
(12)	Incorporated by reference from exhibits to our Registration Statement on Form SB-2 filed on June 1, 2006.
(13)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on July 19, 2006.
(14)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on July 5, 2006.
(15)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on July 28, 2006.
(16)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on September 29, 2006.
(17)	Incorporated by reference from exhibits to the Amendment to our Current Report on Form 8-K filed on March 7, 2007
(18)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on July 18, 2007.
(19)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on April 20, 2007.
(20)	Incorporated by reference from exhibits to our Current Report on Form 8-K filed on October 6, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTICELL TECHNOLOGIES, INC.

October 18, 2007	By:	/s/ Stephen Chang
Stephen Chang Chief Executive Officer, President and Director (principal executive officer)

October 18, 2007	By:	/s/ W. Gerald Newmin
W. Gerald Newmin Chairman, Chief Financial Officer, Secretary and Director (principal financial and accounting officer)