Form 10KSB
period 2007-11-30
MultiCell Technologies, Inc.
filed 2008-03-14
CIK 811779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2007.

Commission File Number: 001-10221

MultiCell Technologies, Inc.
(Name of small business issuer in its charter)

DELAWARE	52-1412493
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State issuer's revenues for its most recent fiscal year: $251,797.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days (based upon shares held by non-affiliates and the closing price of $.03 share for the common stock on the over-the counter market as of February 13, 2008: $888,168

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 53,047,294 shares of common stock as of February 13, 2008.

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

Following the formation of MultiCell Immunotherapeutics, Inc. during September 2005 and the recent in-licensing of drug candidates, the Company is pursuing research and development of therapeutics. Historically, the Company has specialized in developing primary liver cell immortalization technologies to produce cell-based assay systems for use in drug discovery. The Company seeks to become an integrated biopharmaceutical company that will use its proprietary immune system modulation technologies to discover, develop and commercialize new therapeutics itself and with strategic partners.

Our Therapeutic Programs
MultiCell is pursuing research and development targeting degenerative neurological diseases, including multiple sclerosis (MS) and cancer.

Until recently, the development of therapeutics that interacted with our immune system was focused on finding protective antigens and different ways to present them to the immune system. The emphasis was on enhancing the human response - stimulating high antibody production. With a greater understanding of the immune system, the emphasis has shifted to modulating the immune system by optimizing its response to infection and diseases such as cancer.

Today, we know that the immune system is composed of two synergistic elements: the innate immune system and the adaptive immune system. Stimulation of the innate immune system, our early warning system, plays a critical role in triggering the adaptive immune response - the ability to produce antibodies and to stimulate a cellular immune response. A stronger, initial innate immune response aids in the generation of a more robust and longer-lasting adaptive immune response.

The innate immune system was once thought to be equivalent to the wall of a castle. Historically, scientists thought the real action of immunity and the immune system occurred once the castle wall was breached and the troops inside, the T and B cells, began to produce antibodies and attack diseased cells. The innate immune system, however, was found to be composed of a family of ten receptor molecules, the Toll-like Receptors (TLRs), which act as sentries to identify invaders and signal the alarm to mobilize the body’s array of immune defenses. TLRs unleash both the innate and adaptive immune systems.

Our therapeutics business addresses significant unmet medical needs for the treatment of neurological disorders and cancer through modulation of the innate and adaptive immune response. Our therapeutic development platform is designed to augment current therapeutic strategies via:

•	Modulation of the noradrenaline-adrenaline neurotransmitter pathway for the treatment of primary multiple sclerosis-related fatigue (PMSF) affecting over 70% of all persons with multiple sclerosis.
•	Triggering the adaptive immune response thru Toll-like Receptor 3 (TLR3) signaling of the innate immune system using double-stranded RNA (dsRNA) to treat cancer.
•	Enhancement of antigen presentation to the immune system by targeting antigen delivery for processing via the Fcg receptor for the treatment of autoimmune disease and cancer.
•	In vivo generation and expansion of specific immune system cells targeted against an autoimmune response, or infectious agents, or tumors.

Our therapeutic development platform has several advantages:

•	Modulation of noradrenergic neurons without effecting seratoninergic neurons to inhibit the reuptake of noradrenaline (norepinephrine),
•
Our therapeutic antibody technology, Epitope-based T-cell Immunotherapy, can effectively deliver epitopes to the immune system, and can produce positive clinical outcomes in cases where tolerization is the targeted response,

•
Unlike DNA-based immunostimulatory CpG motifs or antisense and siRNA technologies, our use of dsRNA signaling thru TLR3 is not species or sequence-specific, and therefore has the potential to have application in a broader spectrum of therapeutic applications, and

•
Coupling TLR3 signaling with our therapeutic antibody technology allows for the delivery of disease-associated epitope peptides in concert with TLR3 signaling, creating more effective anticancer therapeutics.

Our portfolio of lead drug candidates is in various stages of preclinical and clinical development:

•	MCT-125, a Phase IIb therapeutic candidate for the treatment of PMSF with demonstrated efficacy in 138 patients
•	MCT-175, a preclinical therapeutic candidate for the treatment of relapsing-remitting MS
•	MCT-465, a preclinical adjuvant therapeutic candidate for the treatment of TLR3+ cancers
•	MCT-475, a preclinical therapeutic candidate for the treatment of TLR3+ breast cancer

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

MCT-465 and MCT-475 for the treatment of cancer
Worldwide, breast cancer is the second most common type of cancer after lung cancer. In 2005, breast cancer caused over 500,000 deaths worldwide, and the number of cases worldwide has significantly increased, partly due to modern lifestyles in the Western world. North American women have the highest incidence of breast cancer in the world. Among US women, breast cancer is the most common cancer and the second-most common cause of cancer death after lung cancer. In 2007, breast cancer was expected to cause over 40,000 deaths in the U.S. which is about 7% of deaths related to cancer in general.

MCT-465 and MCT-475 are the first of a family of prospective cancer therapeutics based on the use of our patented ETI antibody therapeutics technology in concert with dsRNA TLR3 signaling technology. MCT-465 can be used as an adjuvant therapy with standard chemotherapeutic agents, or with our MCT-475 antibody therapeutic for the treatment of breast cancer where TLR3 is over expressed in the breast cancer cells. MCT-465 and MCT 475 are in early-stage preclinical development.

Patents and Proprietary Technology

Our success depends in part on intellectual property protection and the ability of our licensees to preserve those rights.

We use certain licenses granted to us under various licensing agreements. We also use trade secrets and proprietary knowledge unprotected by patents that we protect, in part, by confidentiality agreements. It is our policy to require our employees, directors, consultants, licensees, outside contractors and collaborators, scientific advisory board members and other advisors to execute confidentiality agreements upon the commencement of their relationships with us. These agreements provide that all confidential information made known to the individual in the course of the individual's relationship with the Company be kept as confidential and not be disclosed to third parties except in specific limited and agreed upon circumstances. We also require signed confidentiality or material transfer agreements from any company that is to receive our confidential information. In the case of employees, consultants and contractors, the agreements generally provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of the Company. There can be no guarantee that these agreements will not be violated or that we would have adequate remedies for such violation or that our trade secrets or proprietary knowledge will not become known by or independently developed by competitors.

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

Need for Government Approval

The use of immortalized hepatocytes for drug discovery purposes does not require FDA approval. However, some of our products will be subject to regulation in the United States by the FDA and by comparable regulatory authorities in foreign jurisdictions. The Sybiol synthetic bio-liver device will be classified as a “biologic” regulated under the Public Health Service Act and the Food, Drug and Cosmetic Act. The use of human immortalized liver cells for this application will also be regulated by the FDA. Development of therapeutic products of human use is a multi-step process. The process required by the FDA before out drug candidates may be marketed in the United States generally involves the following:

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

Research and Development

In fiscal year 2007, our Company spent $757,866 on research and development. Research and development costs during fiscal year 2006 were $2,252,250. The decrease resulted primarily from the fact that therapeutic products in-licensing and related expenses of approximately $1,250,000 were recorded during 2006 that were not incurred during 2007. Other cost reductions related to research included lower salaries, lower consulting fees and other operating expenses. Further, the decrease in selling, general and administrative expenses was achieved by reducing administrative and marketing salaries and expenses.

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

Employees

As of November 30, 2007 we had three full-time employees and one part-time employee.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

Risks Related To Our Business

Our drug candidates and cellular systems technologies are in the early stages of clinical testing and we have a history of significant losses and may not achieve or sustain profitability.

Our drug candidates are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. Similarly, some of our cellular systems technologies are in early stages of development and require further development before they may be commercially viable. We have incurred a substantial accumulated deficit since our inception in 1970. As of November 30, 2007, our accumulated deficit was $36,383,900. Our losses have primarily resulted from significant costs associated with the research and development relating to our cellular systems technologies and other operating costs. We expect to incur increasing losses for at least several years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our drug candidates, and commercialize any approved drugs and as we continue to advance our cellular systems technologies business. If our drug candidates fail in clinical trials or do not gain regulatory approval, or if our drugs and cellular systems technologies do not achieve market acceptance, we will not achieve or maintain profitability. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

Going Concern

Our independent auditors have added explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended November 30, 2007, relative to our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Due to our financial condition at November 30, 2007, we do not believe that our existing funds and existing sources of funds (royalties and grant income) are sufficient to allow the Company to continue our operations without making adjustments to our current programs beyond June 30, 2008. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures. We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional securities, debt financing and/or the sale or licensing of our technologies. We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources. Although we raised gross proceeds of $300,000 in February 2007 and $1.6 million in July 2006, in private placements, we do not have any binding commitment with regard to future financing. If adequate funds are not available or are not available on acceptable terms, we may be unable to pursue our therapeutic programs, fund expansion of our cellular technologies business, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

Item 2. DESCRIPTION OF PROPERTY

On April 6, 2005, the Company entered into a three-year sublease agreement for new research and administrative facilities. This lease was terminated on November 30, 2007.

On September 1, 2006, the Company entered into a one-year sublease agreement to lease a San Diego, California research facility. This lease was terminated on October 1, 2007 and the research facility was closed.

On October 22, 2007, the Company renegotiated the sublease agreement for a smaller space in the same facility. The Company agreed to pay $3,267 per month until the expiration on April 30, 2008. The Company was also required to pay in advance all the rent payable during the term in the amount of $16,878.

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

The table below gives the range of high and low bid prices of our common stock for the fiscal years ended November 30, 2007 and November 30, 2006 based on information provided by the OTC Bulletin Board. Such over-the-counter market quotations reflect inter-dealer prices, without mark-up, mark-down or commissions and may not necessarily represent actual transactions or a liquid trading market.

Fiscal Year Ended November 30, 2007

	High	Low
First quarter	$.27	$.20
Second quarter	$.20	$.07
Third quarter	$.09	$.04
Fourth quarter	$.13	$.04

Fiscal Year Ended November 30, 2006

	High	Low
First quarter	$.75	$.47
Second quarter	$.60	$.34
Third quarter	$.44	$.32
Fourth quarter	$.46	$.24

No cash dividends have been paid on our common stock for the 2007 and 2006 fiscal years and no change of this policy is under consideration by the Board of Directors.

The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our Company's earnings, financial requirements, and opportunities for reinvesting earnings, business conditions, and other factors. There are otherwise no restrictions on the payment of dividends. The number of registered shareholders of record of our Company's Common Stock on February 13 2008 was approximately 1,039.

The following table summarizes the securities authorized for issuance under equity compensation plans as of November 30, 2007:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by shareholders	2,210,000	$1.09	4,900,600
Equity compensation plans not approved by shareholders
Warrants issued	35,440,946	$0.73
	37,650,946	$0.75

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The Management’s Discussion and Analysis for the years ended November 30, 2007 and 2006 presented below.

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

Following the formation of MCTI during September 2005 and the recent in-licensing of drug candidates, the Company is pursuing research and development of therapeutics. Historically, the Company has specialized in developing primary liver cell immortalization technologies to produce cell-based assay systems for use in drug discovery. The Company seeks to become an integrated biopharmaceutical company that will use its immune system modulation technologies to discover, develop and commercialize new therapeutics itself and with strategic partners.

In August 2003, MultiCell signed an exclusive sales, manufacturing and distribution agreement for the use of two of its cell lines by XenoTech, an unrelated party. The agreement, which is for a term of seven years, required XenoTech to make an initial non-refundable payment of $800,000 to MultiCell in August 2003. This payment represented consideration for and a guarantee of Nosan’s (XenoTech’s distributor) right of first negotiation for distribution rights for the Asia Pacific Rim, should MultiCell successfully complete the development of its cell lines for the production of proteins, other cellular constituents and or drug-like molecules. Additional consideration under the August 2003 agreement included a $700,000 royalty prepayment. This prepayment was an advance against the minimum royalty payment of $800,000 for the first royalty period, which was 16 months, culminating on November 30, 2004. The subsequent 5 royalty periods will be 12 months and the last royalty period will be 8 months. XenoTech must bear all the costs for its manufacturing and sales activities and make specified minimum periodic royalty payments that total $18 million over the 7 year term of the agreement to maintain distribution exclusivity. The agreement requires XenoTech to make royalty payments to MultiCell of 17.5% of net sales for the direct sale of its cells and 34% of net sales derived from any sublicense agreement. Prior to December 1, 2004, the Company had recognized revenues under the XenoTech agreement based on the minimum royalty amount for each period because it had received a prepayment of a substantial portion of the amount due. XenoTech was required to pay a $2.1 million minimum royalty amount for the current fiscal year as a condition of its exclusivity. Since collection of the contractual amount was no longer reasonably assured and, in accordance with SEC Staff Accounting Bulletin Topic 13, commencing December 1, 2004, the Company began recognizing revenues under the XenoTech agreement based on the agreement’s royalty percentage applied to XenoTech’s actual sales for the period instead of the minimum royalty amount. On February 1, 2006, the Company terminated the agreement with XenoTech due to the failure of XenoTech, with due notice, to cure various breaches within the time allotted by the agreement, including the payment of minimum royalties to maintain exclusivity. As a result of this termination and the Company’s recognition of the initial non-refundable payment of $800,000 over the 7-year term of the agreement, the Company recognized income for the remaining amount of deferred income of $533,334 in fiscal year ended November 30, 2006.

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

We intend to add scientific and support personnel gradually. We want to add specialists for our key research areas. These strategic additions will help us expand our product offerings leading us to additional revenues and profits. Of course as revenues increase, administrative personnel will be necessary to meet the added workload. Other expenses, such as sales and customer service, will increase commensurate with increased revenues. The Company’s current research and development efforts focus on development of future products and redesign of existing products. Due to the ongoing nature of this research, we are unable to ascertain with certainty the total estimated completion dates and costs associated with this research. As with any research efforts, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance the Company’s market position. Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred. For the years ended November 30, 2007 and 2006, research and development costs were $757,866 and $2,252,250, respectively. Research and development costs include such costs as salaries, employee benefits, and compensation cost for options issued to the Scientific Advisory Board, supplies and license fees.

The Application of Critical Accounting Policies

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Research and Development – Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred. Such costs are offset partly by proceeds from research grants.

License Agreements – Costs incurred to obtain license agreements for which income can be projected are capitalized. The Company amortizes these costs on a straight-line basis over the term of the respective license agreement. Amortization totaled $0 and $17,652 for each of the years ended November 30, 2007 and 2006. License agreements for which no income can be projected are expensed in the year incurred.

Revenue Recognition – The Company’s revenues have been generated primarily from contractual research activities and royalties on the license for the sale of cells through its sale and distribution agreement with XenoTech, LLC (“XenoTech”). Management believes such sources of revenue will be part of the Company’s ongoing operations. The Company applies the guidance provided by SEC Staff Accounting Bulletin Topic 13, “Revenue Recognition” (“Topic 13”). Under the provisions of Topic 13, the Company recognizes revenue from commercial and government research agreements as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable and the collection of the contractual amounts is reasonably assured. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. Deferred revenues associated with services expected to be performed within the 12 – month period subsequent to the balance sheet date are classified as a current liability. Deferred revenues associated with services expected to be performed at a later date are classified as non-current liabilities.

Prior to December 1, 2004, the Company had recognized revenues under the XenoTech agreement based on the minimum royalty amount for each period because it had received a prepayment of a substantial portion of the amount due. XenoTech was required to pay a $2.1 million minimum royalty amount for the current fiscal year as a condition of its exclusivity. Since collection of the contractual amount was no longer reasonably assured and, in accordance with SEC Staff Accounting Bulletin Topic 13, commencing December 1, 2004, the Company began recognizing revenues under the XenoTech agreement based on the agreement’s royalty percentage applied to XenoTech’s actual sales for the period instead of the minimum royalty amount. On February 1, 2006, the Company terminated the agreement with XenoTech due to the failure of XenoTech, with due notice, to cure various breaches within the time allotted by the agreement, including the payment of minimum royalties to maintain exclusivity. As a result of the termination the Company recognized the remaining deferred income of $533,334 in the fiscal year November 30, 2006.

Stock-Based Compensation – In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises SFAS No. 123 “Accounting for Stock-Based Compensation”, (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”), which provided for the use of the intrinsic value method of accounting for employee stock options. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first quarter of the first annual reporting period that begins after December 15, 2005. Under SFAS 123R, the use of the intrinsic value method and the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

The Company has adopted the provisions of SFAS 123R effective December 1, 2005 and has selected the Black-Scholes method of valuation for share-based compensation. The Company has adopted the modified prospective transition method which does not require restatement of prior periods. Instead, it requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. The charge is being recognized in research and development and selling, general and administrative expenses over the remaining service period after the adoption date based upon the original estimate of fair value of the options as of the grant date

Long-Lived Assets – Long-lived assets that do not have indefinite lives, such as property and equipment and license agreements, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses for assets to be held and used are then measured based on the excess, if any, of the carrying amounts of the assets over their fair values. Long-lived assets to be disposed of in a manner that meets certain criteria are stated at the lower of their carrying amounts or fair values less costs to sell and are no longer depreciated.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. Upon adoption of SFAS No. 141(R) or SFAS No. 160, the Company will be required to reclassify the minority interest reflected on the accompanying balance sheet to equity.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Year Ended November 30, 2007 compared to Year Ended November 30, 2006

Revenue. Total revenue for the year ended November 30, 2007 was $251,797, as compared to revenue of $679,881 for the same period in the prior fiscal year, a decrease of $428,084. The decrease resulted from the termination of the Company’s agreement with XenoTech. The Company recognized the remaining amount of deferred income associated with the XenoTech agreement, which amounted to $533,333 in the year ended November 30, 2006, partially offsetting this decrease was $95,260 in license revenues recognized during the year ended November 30, 2007.

Operating Expenses. Total operating expenses for the year ended November 30, 2007 were $3,389,894, representing a decrease of $3,319,366 as compared to the prior fiscal year. This decrease results primarily from the fact that therapeutic products in-licensing and related expenses of approximately $1,250,000 were recorded during the year ended November 30, 2006 that were not incurred during the corresponding period during 2007. Other cost reductions related to research included lower salaries, lower consulting fees and other operating expenses. Further, the decrease in selling, general and administrative expenses was achieved by reducing administrative and marketing salaries and expenses.

Other income/(expense). Losses on the sale of marketable securities for the year ended November 30, 2006 were $24,712. There were no losses on the sale of marketable securities in the fiscal year as the Company had no marketable securities this year. Also in the year ended November 30, 2007, the Company had a decrease of $602,159 in minority interest in net loss of the subsidiary since the Company is not able to reduce the minority interest below $0. Interest expense amounted to $86,014 representing an increase of $81,095. The increase is attributable primarily to the amortization of the discount on the convertible debentures in the amount of $11,059 and the amortization of the beneficial conversion feature of the convertible debentures in the amount of $63,446.

Net Loss. Net loss for the year ended November 30, 2007 was $3,172,638, as compared to a net loss of $5,418,252 for the same period in the prior fiscal year, representing a decrease in the net loss of $2,245,614 (414%). The primary reasons for the decrease are (1) Therapeutic products in licensing and related expenses of approximately $1,250,000 were recorded during the year ended November 30, 2006, (2) Cost reductions related to research which included lower salaries, consulting fees and other operating expenses, (3) A reduction in selling, general and administrative costs by reducing administrative and marketing salaries and expenses. Also, in the year ended November 30, 2006, the Company recognized in income the remaining amount of deferred income associated with the XenoTech agreement which amounted to $533,334.

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

Preferred stock dividends. In connection with the issuance of the Series B preferred stock and warrants, commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company will pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying (A) $100 per share by the higher of the Wall Street Journal Prime Rate plus one percent (1%), or nine percent (9%). In no event will the dividend rate be greater than 12% per annum. The dividend shall be payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first (1st)day of such month. In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares will be reduced to eighty-five percent (85%) of the otherwise applicable conversion price. For the years ended November 30, 2007 and 2006, the Company paid and/or accrued preferred dividends in the amount of $151,548 and $60,053.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance of debt or equity instruments. The following is a summary of our key liquidity measures at November 30, 2007 and November 30, 2006:

	November 30, 2007	November 30, 2006
Cash and cash equivalents	$411,691	$77,611

Current assets	$502,704	$138,037
Current liabilities	(1,724,869)	(1,163,480)

Working capital deficiency	$(1,222,165)	$(1,025,443)

The Company will have to raise additional capital in order to initiate Phase IIb clinical trials for MCT-125, the Company’s therapeutic product for the treatment of fatigue in multiple sclerosis patients. Management is evaluating several sources of financing for its clinical trial program. Additionally, with our strategic shift in focus to therapeutic programs and technologies, we expect our future cash requirements to increase significantly as we advance our therapeutic programs into clinical trials. Until we are successful in raising additional funds, we may have to prioritize our therapeutic programs and delays may be necessary in some of our development programs. We are investigating the sale or license of the rest of the assets that we did not already license to Corning in October 2007.

On May 3, 2006, MultiCell entered into a common stock purchase agreement with Fusion Capital, which was amended and restated on October 5, 2006, and ultimately terminated on July 18, 2007. Under the agreement, Fusion Capital was obligated, under certain conditions, to purchase shares from the Company up to an aggregate amount of $8 million from time to time over a 25-month period. MultiCell authorized 8,000,000 shares of its common stock for sale to Fusion Capital under the agreement. For the year ended November 30, 2007 the Company received $450,000 from Fusion Capital of which 25% of the gross proceeds were payable to Series B preferred shareholders. During the year, the Company redeemed 615 shares of Series B preferred stock by paying $61,500.

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

On July 14, 2006, the Company completed a private placement of Series B convertible preferred stock. A total of 17,000 Series B shares were sold to accredited investors at a price of $100 per share. The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Conversion Price”). The Conversion Price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the Conversion Price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options). The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion. The Series B preferred stock does not have voting rights. Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued was declared effective by the SEC, the Company paid on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (a) the Wall Street Journal Prime Rate plus 1%, or (b) 9%. In no event will the dividend rate be greater than 12% per annum. During the fiscal year ended November 30, 2007 the Company paid $73,800 and redeemed 738 shares of the Series B preferred stock. The dividend will be payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B Preferred Stock outstanding as of the first day of that month. In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares will be reduced to 85% of the otherwise applicable conversion price.

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

On February 28, 2007, we entered into a Debenture Purchase Agreement with La Jolla Capital Investors (LJCI) (the “Debenture Purchase Agreement”) pursuant to which we sold a convertible debenture to LJCI in a principal amount of $1,000,000 with an annual interest rate of 7.75% and expiring on February 28, 2008 (the “Initial Debenture”). We also entered into a Securities Purchase Agreement with LJCI on February 28, 2007 (the “Securities Purchase Agreement”) pursuant to which we agreed to sell a convertible debenture in a principal amount of $100,000 with an annual interest rate of 4.75% and expiring on February 28, 2012 (the “Second Debenture”, and together with the Initial Debenture, the “Debentures”).

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

The Debentures required the Company to register the shares of common stock into which the Debentures could be converted by the holder with the SEC. The Company was unable to obtain SEC approval to register the subject shares, and consequently, the Company and LJCI agreed to terminate the Debenture Purchase Agreement and to allow LJCI to sell the common shares pledged as collateral under the Debenture Purchase Agreement. As of February 26, 2008, LJCI had sold all of the common shares pledged as collateral and received approximately $203,000 in gross proceeds. Consequently, a balance of approximately $47,000 remains outstanding and is owed to LJCI as a result of the Company’s initial drawn-down of $250,000 under the terms of the Debenture Purchase Agreement. LJCI has notified the Company that it intends to convert the remaining approximate $47,000 balance into shares of the Company’s common stock subject to the terms set forth in the Debenture Purchase Agreement.

Cash provided by (used in) operating, investing and financing activities for the years ended November 30, 2007 and November 30, 2006 is as follows:

	November 30, 2007	November 30, 2006
Operating activities	$(420,896)	$(4,430,461)
Investing activities	29,485	1,091,940
Financing activities	725,491	1,900,657
Net increase (decrease) in cash and cash equivalents	$334,080	$(1,437,864)

Operating Activities

The most significant difference between our net loss and our cash used in operating activities is due to non-cash charges included in our net loss for services that are paid through the issuance of common stock, options and warrants ($1,386,845 in 2007 and $1,082,123 in 2006). Other non-cash charges included in our net loss include depreciation and amortization ($113,815 in 2007 and $127,316 in 2006) and non-cash charges related to minority interest in loss of subsidiary ($14,248 in 2007 and $616,407 in 2006) and beneficial conversion feature and discount of convertible debentures which amounted to $74,505 in the year ended November 30, 2007. Changes in operating assets and liabilities increased the cash used in operations in 2007 $1,193,879 and in 2006 $587,752. These amounts related primarily to an increase in accounts payable and accrued expenses. Another significant difference between our net loss and our cash used in operating activities is due to the recognition of the consideration for the license granted to Corning over a 17 year period. The Company received $750,000 but only recognized $7,353 in income for the year ended November 30, 2007.

Investing Activities

Net cash provided by investing activities in 2006 was related to the sale of marketable securities to fund the operations of the Company and amounted to $1,113,188. Net cash provided by investing activities in 2007 was related to the sale of equipment and amounted to $29,485.

Financing Activities

Net cash provided by financing activities for the year ended November 30, 2007 and November 30, 2006 are related primarily to issuance of common stock in conjunction with the equity line and sale of warrants and convertible debentures. In 2007, the Company also received proceeds from 6.5% demand notes issued to a stockholder in the amount of $30,000.

Through November 30, 2007, a significant portion of our financing has been provided through private placements of preferred and common stock, the exercise of stock options and warrants and issuance of convertible debentures. We have in the past increased, and if funding permits plan to increase further, our operating expenses in order to fund higher levels of product development, undertake and complete the regulatory approval process, and increase our administrative resources in anticipation of future growth. In addition, acquisitions such as MCTI increase operating expenses and therefore negatively impact, in the short term, the liquidity position of the Company. We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional equity securities, debt financing and/or the sale or licensing of our technologies. We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures. We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund expansion, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

Research Agreements

On June 22, 2006, The National Institutes of Health awarded a grant in the amount of $210,000 to treat Type 1 Diabetes. During the year ended November 30, 2007 and 2006, the Company received $99,960 and $74,699, respectively under this grant and has accounted for this as an offset to research and development expenses for the year.

Item 7. FINANCIAL STATEMENTS

The full text of the Company's audited consolidated financial statements for the fiscal years ended November 30, 2007 and 2006 begins on page F-1 of this Annual Report.

Item 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A. CONTROLS AND PROCEDURES

As of November 30, 2007, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below were effective at November 30, 2007, and during the year prior to the filing of this report.

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

 Changes in Internal Control Over Financial Reporting

The Audit Committee of our Board of Directors conducted an investigation of the accounting functions. As a result of this investigation, under the direction of our Audit Committee, management developed and implemented additional measures designed to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported accurately. These measures include: consolidation of all record keeping and accounting in the Rhode Island offices and improved oversight by the Chief Executive Officer and President and the Chief Financial Officer.

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

Item 8B CHANGE OF AUDITORS

On January 15, 2008, MultiCell Technologies, Inc. ("MultiCell") dismissed J.H. Cohn LLP ("Cohn") as MultiCell's independent registered public accounting firm. The decision to dismiss Cohn was approved by the Audit Committee of the Board of Directors of MultiCell. The reports of Cohn on the financial statements of MultiCell for the years ended November 30, 2006 and 2005 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, but did include explanatory paragraphs for the effects of a restatement of the financial statements for the year ended November 30, 2004, the adoption of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" in 2006, and the Company's ability to continue as a going concern.

During the years ended November 30, 2006 and 2005 and through January 15, 2008, there have been no disagreements with Cohn on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Cohn, would have caused Cohn to make reference thereto in its reports on the financial statements of MultiCell for such years. As previously reported in MultiCell's Annual Report on Form 10-KSB filed on March 3, 2006, MultiCell and Cohn identified errors in connection with the Company’s accounting for stock options and warrants issued to consultants and scientific advisory board members during fiscal years 2004 and 2005, which led to the conclusion that MultiCell did not maintain effective internal controls over accounting for stock options and warrants as of November 30, 2005. As reported in MultiCell's Annual Report on Form 10-KSB filed on March 15, 2007, Cohn noted several deficiencies related to the presentation of the basic financial statements and the accompanying notes to the financial statements and proposed certain entries that should have been recorded as part of the normal closing process. MultiCell's internal control over financial reporting did not detect such matters and, therefore, was determined to be not effective in detecting misstatements and disclosure deficiencies as of November 30, 2006.

MultiCell had furnished a copy of the above disclosures to Cohn and had requested that Cohn furnish MultiCell with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above disclosures. A copy of such letter is attached as Exhibit 16.1 to this Current Report on Form 8-K. On January 15, 2008, MultiCell engaged Hansen, Barnett and Maxwell, P.C. ("Hansen") as its new independent registered public accounting firm to audit MultiCell’s financial statements for the year ending November 30, 2007 and to review the financial statements to be included in MultiCell's quarterly report on Form 10-QSB for the quarters ending February 29, 2008, May 31, 2008 and August 30, 2008. Prior to the engagement of Hansen, neither MultiCell nor anyone on behalf of MultiCell consulted with Hansen during MultiCell's two most recent fiscal years and through January 15, 2008 in any manner regarding either: (A) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on MultiCell's financial statements; or (B) any matter that was the subject of either a disagreement or a reportable event (as defined in Item 304(a)(1)(iv) of Regulation S-B).

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

* Filed herewith.

(1) Incorporated by reference from exhibits to our Current Report on Form 8-K filed on March 2, 2007.
(2) Incorporated by reference from exhibits to our Current Report on Form 8-K filed on March 6, 2007.
(3) Incorporated by reference from exhibits to our Current Report on Form 8-KA filed on March 7, 2007.

(4) Incorporated by reference from exhibits to our Current Report on Form 8-K filed on April 26, 2007.
(5) Incorporated by reference from exhibits to our Current Report on Form 8-K filed on May 2, 2007.
(6) Incorporated by reference from exhibits to our Current Report on Form 8-K filed on July 19, 2007.
(7) Incorporated by reference from exhibits to our Current Report on Form 8-K filed on October 10, 2007.

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
(Registrant)

By /s W. Gerald Newmin
W. Gerald Newmin
Chairman, CEO, CFO, President, Treasurer and Secretary
Dated March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Gerald Newmin W. Gerald Newmin	Chairman ,CEO, CFO, President, Treasurer and Secretary	March 14, 2008

/s/ Stephen Chang Stephen Chang	Director	March 14, 2008
March 14, 2008
/s/ Edward Sigmond Edward Sigmond	Director	March 14, 2008
March 14, 2008
/s/ Thomas A. Page Thomas A. Page	Director	March 14, 2008

/s/ Anthony Altig Anthony Altig	Director	March 14, 2008

INDEX TO FINANCIAL STATEMENTS

Report of Hansen, Barnett & Maxwell, P.C., Independent Registered Public Accounting Firm	F2
Report of J. H. Cohn LLP, Independent Registered Public Accounting Firm	F3
Consolidated Balance Sheets	F4
Consolidated Statements of Operations	F6
Consolidated Statements of Stockholders’ Equity (Deficiency)	F7
Consolidated Statement of Cash Flows	F9
Notes to Consolidated Financial Statements	F11

-F1-

HANSEN, BARNETT& MAXWELL, P.C. A Professional Corporation CERTIFIED PUBLIC ACCOUNTANTS 5 Triad Center, Suite 750 Salt Lake City, UT 84180-1128 Phone: (801) 532-2200 Fax: (801) 532-7944 www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
MultiCell Technologies, Inc.

We have audited the accompanying consolidated balance sheet of MultiCell Technologies, Inc. and subsidiaries (the Company) as of November 30, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MultiCell Technologies, Inc. and subsidiaries as of November 30, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered losses from operations and had negative cash flows from operating activities during the years ended November 30, 2007 and 2006 and as of November 30, 2007, the Company had a working capital deficit and a stockholders’ deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL, P.C.
Salt Lake City, Utah
March 12, 2008

-F2-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
MultiCell Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of MultiCell Technologies Inc. and Subsidiaries as of November 30, 2006 and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MultiCell Technologies, Inc. and Subsidiaries as of November 30, 2006 and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

J. H. Cohn LLP

Roseland, NJ
March 2, 2007

-F3-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries
Consolidated Balance Sheets
November 30, 2007 and 2006

ASSETS

	2007	2006

Current assets:
Cash and cash equivalents	$411,691	$77,611
Accounts and royalties receivable	31,582	17,620
Other current assets	59,431	42,806
Total current assets	502,704	138,037
Equipment and improvements, net	36,354	132,140
License agreement
Intangible assets, net of accumulated amortization 2007, $155,322; 2006, $86,290	1,130,397	1,199,429
Other assets	22,210	35,891
Total Assets	$1,691,665	$1,505,497

See accompanying notes to consolidated financial statements.

-F4-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries
Consolidated Balance Sheets
November 30, 2007 and 2006

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

	2007	2006

Current liabilities:
Convertible debentures (net of discount of $2,995)	$44,924

Due stockholders and affiliates	202,081

Accounts payable and accrued expenses	1,383,424	1,134,321

Current portion of deferred income	94,440	29,159

Total current liabilities	1,724,869	1,163,480

Non-current liabilities:
Convertible debenture ( net of discount of $85,000)	15,000
Deferred income, net of current portion	745,329	52,000

Total non-current liabilities	760,329	52,000

Total liabilities	2,485,198	1,215,480

Minority interest		14,248

Commitments and contingencies
Series B Redeemable Convertible Preferred, 17,000 designated as series B, 2007: 16,262 shares issued and outstanding, 2006: 16,877 shares issued and outstanding liquidation value of $1,839,248 and $1,700,709	1,737,748	1,660,709
Stockholders' equity (deficiency):
Series I Preferred stock, $.01 per value: 1,000,000 shares authorized, 12,200 shares designated as Series I convertible preferred issued and outstanding, liquidation value of $1,220,000	121	121
Common stock, $.01 par value: 200,000,000 shares authorized, 2007: 48,690,777 shares issued and outstanding, 2006: 38,479,499 shares issued and outstanding	486,908	384,795
Additional paid-in capital	33,365,590	31,289,858
Accumulated deficit	(36,383,900)	(33,059,714)

Total stockholders' equity (deficiency)	(2,531,281)	(1,384,940)

Total Liabilities and Stockholders' Equity (deficiency)	$1,691,665	$1,505,497

See accompanying notes to consolidated financial statements.

-F5-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries
Statements of Operations
November 30, 2007 and 2006

	2007	2006

Revenue	$251,797	$679,881
Operating expenses:
Selling, general and administrative	2,519,384	4,097,346
Research and development	757,866	2,252,250
Depreciation and amortization	113,815	127,316
Write-down of license agreement due to impairment in value	-	232,348
Total operating expenses	3,391,065	6,709,260

Operating loss	(3,139,268)	(6,029,379)
Other income (expense):
Gain on sale of equipment	11,488
Loss on abandonment of equipment	(7,263)
Loss on sale of marketable securities		(24,712)
Interest expense	(86,014)	(4,919)
Interest and dividend income	4	24,351
Other	34,167
Minority interest in net loss of subsidiary	14,248	616,407

Total other income (expense)	(33,370)	611,127
Net loss	(3,172,638)	(5,418,252)
Preferred stock dividends	(151,548)	(60,053)
Non-cash deemed dividend related to beneficial conversion feature of Series B Preferred stock		(1,700,000)
Net loss applicable to common stockholders	$(3,324,186)	$(7,178,305)
Net loss per share applicable to common stockholders – basic and diluted	$(0.07)	$(0.20)
Weighted average number of common shares outstanding – basic and diluted	44,400,864	35,312,804

See accompanying notes to consolidated financial statements.

-F6-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficiency)
For The Years ended November 30, 2007 and 2006

	Series I Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit		Accumulated other comprehensive Income (Loss)	Total stockholders Equity (Deficiency)
Balance, November 30, 2005	15,000	$150	33,046,811	$330,468	$28,227,833	$(25,881,409)		$(1,261)	$2,675,781
Stock-based compensation for services					456,292				456,292
Common stock issued for services and settlement of accrued expenses			1,791,425	17,915	607,916				625,831
Common stock issued in conjunction with equity line			1,572,327	15,723	(15,723)
Conversion of preferred stock into common	(2,800)	(29)	1,000,000	10,000	(9,971)
Common stock issued in settlement of lawsuit			90,000	900	33,300				34,200
Proceeds from issuance of common stock to Fusion Capital as a put under the Company’s equity line of credit			978,936	9,789	290,211				300,000
Non-cash deemed dividend related to beneficial conversion feature of series B preferred stock					1,700,000	(1,700,000)
Dividends on preferred stock						(60,053)			(60,053)
Net loss						(5,418,252	)(A)		(5,418,252)
Unrealized gain on marketable securities								1,261	1,261
Balance November 30, 2006	12,200	$121	38,479,499	$384,795	$31,289,858	$(33,059,714)		$0	$(1,384,940)

(A) Comprehensive net loss (net loss plus unrealized gain on marketable equity securities) for the year ended November 30, 2006 $(5,416,991).

See accompanying notes to consolidated financial statements.

-F7-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficiency)

	Series I Preferred stock Shares Amount		Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Accumulated other comprehensive Income (Loss)	Total stockholders Equity Deficiency
Balance, November 30, 2006	12,200	$121	38,479,499	$384,795	$31,289,858	$(33,059,714)	0	($1,384,940)
Stock-based compensation for services					316,839			316,839
Common stock issued for services and settlement of accrued expenses			8,189,204	81,892	812,256			894,148
Stock-based compensation for warrants issued for pledging of shares					354,358			354,358
Common stock issued in conjunction with equity line			2,022,074	20,221	429,779			450,000
Discount on convertible debentures (including beneficial conversion charge)					162,500			162,500
Dividends on preferred stock						(151,548)		(151,548)
Net loss						(3,172,638)		(3,172,638)
Balance, November 30, 2007	12,200	$121	48,690,777	$486,908	$33,365,590	$(36,383,900)	$0	$(2,531,281)

See accompanying notes to consolidated financial statements.

-F8-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For The Years ended November 30, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(3,172,638)	$(5,418,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-down of license agreement	-	232,348
Depreciation and amortization	113,815	127,316
Amortization of bond discount (premium)	-	2,823
Amortization of discount and beneficial conversion feature of convertible debentures	74,505
Loss on sale of marketable securities	-	23,451
Common stock issued for services	715,648	625,831
Common stock issued for legal settlements	-	34,200
Stock-based compensation for services and pledging of stock	671,197	456,292
Minority interest in loss of subsidiary	(14,248)	(616,407)
XenoTech deferred income recognized	-	(533,334)
Allowance for bad debts	-	47,519
Loss on abandonment of equipment	7,263
Gain on sale of equipment	(11,488)
Changes in operating assets and liabilities:
Accounts, royalties and interest and dividends receivable	(13,962)	72,379
Other current assets	(16,625)	20,227
Other assets	13,681	(4,939)
Accounts payable and accrued expenses	452,175	528,845
Deferred income	758,610	(28,760)

Net cash used in operating activities	$(420,896)	(4,430,461)

See accompanying notes to consolidated financial statements.

-F9-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For The Years ended November 30, 2007 and 2006

	2007	2006
Cash flows from investing activities:
Purchase of equipment	-	(21,248)
Proceeds from sale of equipment	29,485
Proceeds from sale of marketable securities	-	1,113,188
Net cash provided by (used in) investing activities:	29,485	1,091,940

Cash flows from financing activities:
Proceeds from issuance of common stock, net	450,000	300,000
Proceeds from issuance of preferred stock	-	1,660,000
Proceeds from issuance of convertible debentures	350,000
Proceeds from notes payable to stockholder	30,000
Payments of notes payable to stockholder	(30,000)
Preferred stock dividends	(13,009)	(47,043)
Redemption of Series B convertible Preferred stock	(61,500)	(12,300)
Net cash provided by financing activities	725,491	1,900,657

Net increase (decrease) in cash and cash equivalents	334,080	(1,437,864)
Cash and cash equivalents, beginning of year	77,611	1,515,475

Cash and cash equivalents, end of year	$411,691	$77,611

Supplemental disclosures:
Interest paid	$9,087	$4,919
Non-cash transactions:
Settlement of accrued expenses with common stock	$178,500	$45,000
Settlement of accounts payable with transfer of equipment	$24,572	-

-F10-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2007 and 2006

Note 1 - Organization and Summary of Significant Accounting Policies

Organization– MultiCell Technologies, Inc. (“MultiCell”), operates three subsidiaries, MCT Rhode Island Corp., Xenogenics Corporation (“Xenogenics”), and MultiCell Immunotherapeutics, Inc. (“MCTI”). MCT Rhode Island Corp. (“MCT”), is a 100%-owned subsidiary that has been inactive since its formation in 2004. (“Xenogenics”), is a 56.4%-owned subsidiary with a focus on the research and development of Sybiol technology. Xenogenics has not generated any revenues as of November 30, 2007. MultiCell holds approximately 67% of the outstanding shares (on as as if converted basis) of MCTI. As used herein, the “Company” refers to MultiCell, together with MCT, Xenogenics, and MCTI.

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

Basis of Consolidation– The consolidated financial statements include the accounts of MultiCell Technologies Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Non-controlling interests in consolidated subsidiaries are recognized as minority interest. Losses from consolidated subsidiaries are allocated between the Company and the minority interest based upon the percentages owed. When losses applicable to the minority interest in a consolidated subsidiary exceed the minority interest in the equity capital of the subsidiary, such excess and any further losses applicable to the minority interest are charged against the operations of the Company.

Cash and Cash Equivalents– The Company considers all unrestricted highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments– The carrying amounts of cash and cash equivalents, accounts and royalties receivable, accounts payable, and accrued expenses approximate fair market value because of the short maturity of those instruments. The fair value of the convertible debentures were 147,919 at November 30,2007.

Credit Risk– It is the Company’s practice to place its cash equivalents in high quality money market securities with one major banking institution. Periodically, the Company maintains cash balances at this institution (at November 30, 2007, approximately $311,691) that exceeds the Federal Deposit Insurance Corporation insurance limit of $100,000 per bank. The Company considers its credit risk associated with cash and cash equivalents to be minimal. The Company does not require collateral from its customers. The Company closely monitors the extension of credit to its customers while maintaining an allowance for potential credit losses. On a periodic basis, management evaluates its accounts receivable and, if warranted, adjusts its allowance for doubtful accounts based on historical experience and current credit considerations. However, accounts receivable at November 30, 2007 consist primarily of amounts due under contractual agreements. In the opinion of management, all accounts receivable at November 30, 2007 and 2006, related to contractual agreements are collectible; accordingly, the Company recorded no allowance for doubtful accounts.

Revenue Recognition– The Company's revenues have been generated primarily from contractual research activities and royalties on the license for the sale of cells through its sale and distribution agreement with XenoTech, LLC ("XenoTech"). Management believes such sources of revenue will be part of the Company's ongoing operations. The Company applies the guidance provided by SEC Staff Accounting Bulletin. Topic 13, "Revenue Recognition" ("Topic 13"). Under the provisions of Topic 13, the Company recognizes revenue from commercial and government research agreements as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable and the collection of the contractual amounts is reasonably assured. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. Deferred revenues associated with services expected to be performed within the 12 - month period subsequent to the balance sheet date are classified as a current liability. Deferred revenues associated with services expected to be performed at a later date are classified as non-current liabilities.

-F11-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2007 and 2006

Note 1 - Organization and Summary of Significant Accounting Policies (Continued)

Prior to December 1, 2004, the Company had recognized revenues under the XenoTech agreement based on the minimum royalty amount for each period because it had received a prepayment of a substantial portion of the amount due. XenoTech was required to pay a $2.1 million minimum royalty amount for the current fiscal year as a condition of its exclusivity. Since collection of the contractual amount was no longer reasonably assured and, in accordance with SEC Staff Accounting Bulletin Topic 13, commencing December 1, 2004, the Company began recognizing revenues under the XenoTech agreement based on the agreement’s royalty percentage applied to XenoTech’s actual sales for the period instead of the minimum royalty amount. Such revenues amounted to $55,382 for the year ended November 30, 2006. On February 1, 2006, the Company terminated the agreement with XenoTech due to the failure of XenoTech, with due notice, to cure various breaches within the time allotted by the agreement, including the payment of minimum royalties to maintain exclusivity. As a result of this termination and the Company’s recognition of the initial non-refundable payment of $800,000, over the 7-year term of the agreement, the Company recognized income for the remaining amount of deferred income of $533,334 in fiscal year ended November 30, 2006.

Equipment and Improvements– Equipment and improvements are valued at cost. Improvements to leased properties are amortized using the straight-line method over their estimated useful lives or the remaining lease period, whichever is shorter. Depreciation for equipment and furniture is provided using the straight-line method over the estimated useful lives of the assets, generally three to five years.

License Agreements – Costs incurred to obtain license agreements for which income can be projected are capitalized. The Company amortizes these costs on a straight-line basis over the term of the respective license agreement. Amortization totaled $0 and $17,652 for each of the years ended November 30, 2007 and 2006. License agreements for which no income can be projected are expensed in the year incurred.

Intangible Assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company does not amortize intangible assets with indefinite useful lives. The Company amortizes identifiable intangible assets over the estimated useful lives of the assets. The Company performs its annual intangible asset impairment tests during the fourth quarter of its fiscal year and more frequently if an event or circumstance indicates that impairment has occurred. If the assets were considered to be impaired, the impairment charge would be the amount by which the carrying value of the assets exceeds the fair value of the assets.

Impairment of long-lived assets – The impairment of long-lived assets that do not have indefinite lives, such as equipment, patents, and license agreements, is recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. As of November 30, 2006, management tested the carrying value of its license agreement with Rhode Island Hospital for impairment and concluded that it had been impaired. Therefore, the Company recognized a charge of $232,348 to write down the estimated value of the license agreement in the year ended November 30, 2006. (See Note 5). As of November 30, 2007, management tested the carrying value of the remaining non tangible assets and concluded they were not impaired.

Stock Based Compensation –The Company has stockholder approved stock incentive plans for employees, directors, officers and consultants. Prior to December 1, 2005, the Company accounted for the employee, director and officer plans using the intrinsic value method under the recognition and measurement provisions of Accounting Principles Board ("APB") No.25, "Accounting for Stock Issued to Employees" and related interpretations, as permitted by Statement of Financial Accounting Standards (" SFAS" or "Statement") No. 123, "Accounting for Stock-Based Compensation".

Effective December 1, 2005, the company adopted SFAS No. 123 R, "Share-based Payment", (Statement 123 R") for employee options using the modified prospective transition method. Statement 123 R revised Statement 123 to eliminate the option to use the intrinsic value method and required the Company to expense the fair value of all employee options over the vesting period. Under the modified prospective transition method, the Company recognized compensation cost for the years ending November 30, 2007 and 2006 which includes a period compensation cost related to share-based payments granted prior to, but not yet vested, as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123; and b) period compensation cost related to share-based payments granted on or after December 1, 2005 based on the grant date fair value estimated in accordance with Statement 123 R. In accordance with the modified prospective method, the Company has not restated prior period results.

-F12-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2007 and 2006

Note 1 - Organization and Summary of Significant Accounting Policies (Continued

Beginning December 1, 2005, the Company is recognizing compensation expense for stock option awards to employees based on their grant-date fair value. We utilize the Black-Scholes model to measure the value of an employee option. Our estimates of employee stock option values rely on estimates of factors we input into the Black-Scholes model. The key factors involve an estimate of future uncertain events. We determine expected volatility based on historical activity. We believe that these market-based inputs provide a better estimate of our future stock price movements. We also use historical exercise patterns as our best estimate of future exercise patterns. We utilize historical turnover rates in estimating expected forfeitures. We have incorporated the following assumptions into the Black-Scholes model for the years ended November 30, 2007 and 2006:

	2007	2006
Risk-free interest rate	3.26-4.96%	4.42-5.07%
Expected weighted average term (in years)	1.58 -5.0	3.54 -5.0
Expected weighted average volatility	73% -146%	68% -94%
Expected dividend yield	0%	0%

The weighted average fair value per share for stock options granted to employees during years ended November 30, 2007, and 2006 was $0.16 and $0.41, respectively.

The Company recognized compensation expense related to stock option grants on a straight-line basis over the vesting period. For the year ended November 30, 2007 and 2006, the Company recognized share-based employee compensation cost of $261,669 and $419,404 in accordance with Statement 123 R of which $221,780 and $295,529 of this expense resulted from the grants of stock options to employees and directors of the Company on or prior to November 30, 2005. The balance of $39,889 and $123,879 respectively relates to the granting of stock options to employees and officers on or after December 1, 2005. The Company did not capitalize any share-based compensation cost. Options granted to consultants and other non-employees are accounted for in accordance with EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Accordingly, such options are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until such options vest, and the fair value of the options, as adjusted, is amortized to consulting expense over the related vesting period. Compensation expense related to stock option grants to consultants and non-employees totaled $55,170 for the year ended November 30, 2007.

As result of adopting Statement 123R, net loss for the year ended November 30, 2007 and 2006 was greater than if the Company had continued to account for share-based compensation under APB 25 by $316,839 and $419,404. The effect of adopting Statement 123R on basic and diluted loss per share for the year ended November 30, 2007 and 2006 was $0.01 and $0.01.

The total compensation related to nonvested awards not yet recognized was $26,949. The Company is expected to recognize these awards in the next year.

Research and Development Costs - Research and development costs are expensed as incurred.

Income Taxes– Deferred income taxes are provided for the estimated tax effects of temporary differences between income for tax and financial reporting purposes. A valuation allowance is provided against deferred tax assets, where realization is uncertain. The income tax provision consists of current tax expense for the period plus or minus the change during the period in deferred tax assets and liabilities.

-F13-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2007 and 2006

Note 1 - Organization and Summary of Significant Accounting Policies (Continued

Comprehensive Loss –Comprehensive loss, which is reported on the accompanying consolidated statement of stockholders' equity as a component of accumulated other comprehensive loss, consists of net loss and other gains and losses affecting stockholders' equity that, under accounting principles generally accepted in the United States of America, are excluded from net loss. For the Company, comprehensive loss consisted of the net loss adjusted for the unrealized holding gains and losses on the Company's available-for-sale marketable securities at November 30, 2006.

Loss Per Common Share– The Company computes basic and diluted loss per common share amounts for 2007 and 2006 pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average common shares outstanding during each period. Since the Company incurred losses during the years ended 2007 and 2006, the assumed effects of the exercise of outstanding stock options and warrants, and the conversion of convertible preferred stock were anti-dilutive and, accordingly, diluted per common share amounts equal basic loss per share amounts and have not been separately presented in the accompanying consolidated statements of operations. The total number of common shares potentially issuable upon exercise or conversion excluded from the calculation of diluted loss per common share for the years ended November 30, 2007 and 2006 was 51,003,684 and 36,840,063, respectively.

Use of Estimates– The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the dates of these financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Risks and Uncertainties– The Company is dependent on continued financing from investors and obtaining new research grants to sustain the development and other activities necessary to commercialize new products. Management is seeking additional financing in order to fund its future activities. There is no assurance, however, that such financing will be available, if and when needed, or if available, that such financing will be completed on commercially favorable terms, or that such development and other activities in connection with its planned products will be successful.

Environmental Remediation– Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the Company’s commitment to a formal plan of action. As of November 30, 2007 and 2006, no amounts have been accrued for environmental liabilities.

Accounting for Warrants Issued with Convertible Debentures– The Company accounts for the value of warrants and the intrinsic value of beneficial conversion rights arising from the issuance of convertible debentures with non-detachable conversion rights that are in-the-money at the commitment date pursuant to the consensuses for EITF Issue No. 98-5 and EITF Issue No. 00-27. Such values are determined by first allocating an appropriate portion of the proceeds received from the debt instruments to the warrants or any other detachable instruments included in the exchange. The proceeds allocated to the warrants are allocated to debt discount, which is charged to interest expense over the term of the debt instrument. The intrinsic value of the beneficial conversion rights at the commitment date is recorded as additional paid-in capital and debt discount as of that date.

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

-F14-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2007 and 2006

Note 1 - Organization and Summary of Significant Accounting Policies (Continued

The Company currently believes that the adoption of FSP 07-03 will have no material impact on its financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. Upon adoption of of SFAS No. 141(R) or SFAS No. 160, the Company will be required to reclassify the minority interest reflected on the accompanying balance sheet to equity

Note 2 - Going Concern

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of November 30, 2007, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $36,383,900. The Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, the Company’s therapeutic for the treatment of fatigue in multiple sclerosis patients. Management is evaluating several sources of financing for its clinical trial program. Additionally, with our strategic shift in focus to therapeutic programs and technologies, we expect our future cash requirements to increase significantly as we advance our therapeutic programs into clinical trials. Until we are successful in raising additional funds, we may have to prioritize our therapeutic programs and delays may be necessary in some of our development programs.

-F15-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2007 and 2006

Note 2 - Going Concern (Continued)

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

On July 14, 2006, the Company completed a private placement of Series B convertible preferred stock. A total of 17,000 Series B shares were sold to accredited investors at a price of $100 per share. The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Conversion Price”). The Conversion Price is subject to equitable adjustment in the event of any stock splits, stock dividends, exercise price or conversion price lower than the Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options). The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion. The Series B preferred stock does not have voting rights. Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company will pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (a) the Wall Street Journal Prime Rate plus 1%, or (b) 9%. In no event will the dividend rate be greater than 12% per annum. The dividend will be payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first day of that month. In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares will be reduced to 85% of the otherwise applicable conversion price.

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

The Company entered into a debentures purchase agreement and received in total $350,000 through November 30, 2007 by issuing convertible debentures. See Note 14 for additional information.

 During July 2007 an Officer and Director of the Company advanced the Company $30,000 in the form of two short term notes.

-F16-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2007 and 2006

Note 2 - Going Concern (Continued)

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

In consideration for the license granted, Corning paid MultiCell three hundred and seventy-five thousand U.S. Dollars (US $375,000) upon execution of the Agreement, and an additional three hundred and seventy-five thousand U.S. Dollars (US $375,000) upon the completion of a transition period. In addition, Corning will purchase inventory and equipment from MultiCell and will reimburse MultiCell for laboratory costs and other expenses during a transition period which could take up to four months. The Company will recognize the income ratably over a 17 year period. The Company recognized $7,353 in income for the year ended November 30, 2007.

Note 3– Equipment and Improvements

Equipment and improvements are valued at cost, less accumulated depreciation and amortization and is comprised of the following:

	2007	2006
Lab equipment	$125,550	$282,708
Furniture and fixtures	49,035	84,051
	174,585	366,759
Less: Accumulated depreciation and amortization	138,231	234,619
Property and equipment, net	$36,354	$132,140

During the year ended November 30, 2007, the Company sold furniture and laboratory equipment to several purchasers for $29,485 and reported a gain on the sale of $11,448. The Company also made an agreement with the landlords of the California laboratory to transfer laboratory equipment in settlement of rent and utilities due which amounted to $24,572. The Company reported a loss of $1,131 from this transaction.

Additional equipment was sold in December 2007 to InCytu in the amount of $34,665.

The Company recorded depreciation expense of $44,783 and $40,632 in the years ended November 30, 2007 and 2006, respectively.

Note 4– Real Estate Held for Sale

The Company purchased a parcel of undeveloped land near the Grand Canyon in February 1992 and during the year ended November 30, 1995; the Company tested the land for impairment and expensed all but the remaining fair market value of $47,200.

-F17-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2007 and 2006

Note 5 – License Agreements

In September 2001, MultiCell completed the purchase of its cell line business and, as a result, it acquired an exclusive license agreement with Rhode Island Hospital for the use of four patents owned by the hospital related to liver cell lines and liver assist devices. The primary patent acquired and being utilized is for immortalized hepatocytes (see Note 7). As of November 30, 2006, management tested the carrying value of the license agreement for impairment and concluded that it had been impaired. Therefore, the Company recognized a charge of $232,348 to write down the estimated value of the license agreement in the year ended November 30, 2006. The license agreement had a net carrying value of $0 as of November 30, 2006, which represented the original cost of $2,433,393 allocated in connection with the acquisition, net of accumulated amortization of $2,433,393 at November 30, 2006, respectively. Amortization expense totaled $17,652 for the year ended November 30, 2006, (in addition to the charge to write down the estimated value of the license agreement of $232,348 in the year ended November 30, 2006). The Company will pay the hospital a 5% royalty on net sales derived from licenses based upon the patented technology, until it has paid a total of $550,000. As of November 30, 2006, no significant payments had been made under this license agreement. After royalties totaling $550,000 have been paid, the Company pays a 2% royalty instead of a 5% royalty for the life of the patent.

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

On June 28, 2006, the Company entered into a letter agreement with Amarin amending the timing of the second license payment to be made to Amarin as outlined in the original License Agreement. In that letter agreement, the parties agreed to extend the deadline for the Company to make its second licensing payment which was to be made in May 2006. Under the terms of the agreement, the original second payment due to Amarin will be split into three payments. The first payment of $100,000 was made on July 17, 2006, the second payment was made on November 2, 2006, and the final payment for 2006 was made on December 13, 2006. Since no income can be projected from this license, the Company has recorded as a charge to research and development of $700,000 during the year ended November 30, 2007.

On April 20, 2007, the Company entered into a license agreement with Eisai Co., Ltd (“Eisai”). According to the agreement, the Company granted Eisai a nonexclusive license, which permits the use by Eisai of licenses samples and culture media for the use of this patent and license. Eisai agreed to pay the Company 65,000,000 YEN (approximately US $545,000) over a five-year period. The first payment of 13,000,000 YEN (approximately US $109,000) was due upon the signing of the agreement. Based on the conversion rate at the time of the signing, the Company received $109,070. The Company will recognize the income ratably over the life of the agreement. The Company recognized in income $63,948 for the year ended November 30, 2007.

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
For the Years Ended November 30, 2007 and 2006

Note 5 – License Agreements (Continued)

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

In consideration for the license granted, Corning paid MultiCell three hundred and seventy-five thousand U.S. Dollars (US $375,000) upon execution of the Agreement, and an additional three hundred and seventy-five thousand U.S. Dollars (US $375,000) upon the completion of a transition period. In addition, Corning will purchase inventory and equipment from MultiCell and will reimburse MultiCell for laboratory costs and other expenses during a transition period which could take up to four months. The Company will recognize the income ratably over a 17 year period. The Company recognized $7,353 in income for the year ended November 30, 2007.

Note 6- Intangible Assets
Intangible assets consist of patents and patent rights obtained under licensing agreements and are amortized on a straight-line basis over the estimated useful life which is 18 years. The Company estimates amortization expenses related to intangible assets owned as of November 30, 2007 to be approximately $69,032 per year for the next sixteen years.

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

Note 8 – Income Taxes

The Company provides for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company had net deferred tax assets of approximately $8,935,375 and $8,256,000 at November 30, 2007 and 2006 relating primarily to the net operating loss carry-forwards generated by its operations. For financial statement purposes, the deferred tax assets have been fully offset by valuation allowances due to the uncertainties related to the extent and timing of the Company’s future taxable income.

-F19-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2007 and 2006

Note 8 - Income Taxes (Continued)

A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended November 30, 2007 and 2006 is set forth below:

	2007	2006
Expected income tax benefit	$(1,078,697)	$(1,842,206)
Tax effect of nondeductible permanent differences	231,088	237,019
State income benefit, net of federal tax	(148,080)	(280,400)
Net increase in valuation allowance	995,689	1,885,587
Income tax benefit	$0	$0

The Company’s net operating loss carry-forwards expire as follows:

Year Loss Generated	Balance of Loss Carry-forwards	Year of Expiration
November 30, 1999 and prior	$5,264,158	2008 through 2019
November 30, 2000	1,025,963	2020
November 30, 2001	1,604,660	2021
November 30, 2002	1,516,313	2022
November 30, 2003	369,377	2023
November 30, 2004	1,561,148	2024
November 30, 2005	4,082,489	2025
November 30, 2006	5,218,031	2026
November 30, 2007	1,696,299	2027
Total	$22,338,438

Note 9 — Lease Commitments

On April 6, 2005, the Company entered into a three-year sublease agreement to lease a Lincoln, Rhode Island facility that houses activities related to administration, research and development. In November 2007, the Company terminated the lease and entered into a new sublease agreement.

On October 22, 2007, the Company renegotiated the sublease agreement for a smaller space in the same facility. The Company agreed to pay $3,267 per month until expiration on April 30, 2008. The Company was also required to pay in advance all the rent payable during the term in the amount of $16,878.

On September 1, 2006, the Company entered into a one-year sublease agreement to lease a San Diego, California research facility. This lease was terminated in August 2007.

Rent expense under the Company’s operating leases was $187,453and $188,612 for the fiscal years ended November 30, 2007 and 2006, respectively.

Note 10 – Warrants

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
For the Years Ended November 30, 2007 and 2006

Note 10 – Warrants (Continued)

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

On February 28, 2007, as consideration for consulting fees, the Company issued to Capstone Investments a warrant to purchase 100,000 shares of it’s common stock at an exercise price $.2875 per share. The warrant has a term of five years and vested immediately. The Company recorded a charge of $20,285 to selling, general and administrative expense during the year ended November 30, 2007, based on fair value of this warrant issued as determined by Black-Sholes option pricing model.

On February 28, 2007, as consideration for pledging 2,527,638 of the shares of our common stock owned by certain officers, directors and major stockholders, each pledgor received a stock purchase warrant equal to 110% of the number of shares pledged, or a total of 2,780,402 warrants. The warrants have a term of five years and vested immediately. The Company recorded a charge of $354,358 to selling, general and administrative expense during the year ended November 30, 2007, based on fair value of this warrant issued as determined by Black-Sholes option pricing model.

Changes during the fiscal year ended November 30, 2007 in warrants outstanding for the Company were as follows:

Warrants outstanding at November 30, 2006	23,160,545
Granted	13,280,401
Forfeited	(1,000,000)

Warrants outstanding at November 30, 2007	35,440,946

-F21-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2007 and 2006

Note 10 – Warrants (Continued)

Changes during the fiscal year ended November 30, 2006 in warrants outstanding for the Company were as follows:

Warrants outstanding at November 30, 2005	12,110,546
Granted	13,622,326
Forfeited	(2,572,327)

Warrants outstanding at November 30, 2006	23,160,545

Note 11– Series I Convertible Preferred Stock

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

During the prior fiscal year 2,800 shares of preferred stock were converted into 1,000,000 shared of common stock

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

-F22-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2007 and 2006

Note 12 - Series B Redeemable Convertible Stock (Continued)

During the fiscal year ended November 30, 2007 the Company drew proceeds from the Company’s equity line of credit facility with Fusion Capital in the amount of $450,000. The purchasers required the Company to use 25% of the gross proceeds received by the Company under such equity line to repurchase and redeem purchaser’s Series B shares or Series B preferred shares converted into common stock, as determined in the discretion of such purchaser. Series B Shares so redeemed shall be redeemed at $100 per share, plus accrued and unpaid dividends thereon, and shares of common stock so redeemed shall be redeemed at a price per share equal to the value weighted average closing price of the Company’s Common Stock over the immediately preceding five trading days, plus accrued and unpaid dividends thereon.

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

During the current fiscal year, the Company redeemed 615 shares at $100 per share for a total of $61,500. During the prior period fiscal year, 123 shares were redeemed for a total of $12,300.

-F23-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2007 and 2006

Note 13 – Common Stock

On May 3, 2006, MultiCell entered into a common stock purchase agreement with Fusion Capital, which was amended and restated on October 5, 2006. Under the agreement, Fusion Capital is obligated, under certain conditions, to purchase shares from the Company up to an aggregate amount of $8 million from time to time over a 25 month period. MultiCell has authorized 8,000,000 shares of its common stock for sale to Fusion Capital under the agreement. The number of shares ultimately offered for sale by Fusion Capital is dependent upon the number of shares purchased by Fusion Capital under the agreement. The Company does not have the right to commence any sales of its shares to Fusion Capital until the SEC has declared effective the registration statement. After the SEC has declared effective such registration statement, generally the Company has the right but not the obligation from time to time to sell its shares to Fusion Capital in amounts between $50,000 and $1 million depending on certain conditions. MultiCell has the right to control the timing and amount of any sales of its shares to Fusion Capital. The purchase price of the shares will be determined based upon the market price of the Company’s shares without any fixed discount. Fusion Capital shall not have the right nor the obligation to purchase any shares of MultiCell’s common stock on any business day that the price of its common stock is below $0.20. This agreement was terminated by mutual agreement on July 18, 2007.

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
For the Years Ended November 30, 2007 and 2006

Note 13 – Common Stock (Continued)

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

On November 17, 2006, the Board of Directors voted to approve the issuance of 267,858 shares of common stock at $0.28 per share (the closing price on that date) to the Emmes Group, Inc. for consulting services performed. The total value of these shares was $75,000 and the related expense is included in selling, general and administrative expenses.

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

During the year ended November 30, 2007, the Company issued 2,022,074 shares to Fusion Capital for a value of $450,000.

On January 12, 2007, the Board of Directors voted to approve the issuance of 124,481 shares of common stock at $0.24 per share (the closing price on that date) to a consultant for services performed. The total value of these shares was $30,000 and the related expense is included in selling, general and administrative expenses.

On January 12, 2007, the Board of Directors voted to approve the issuance of 217,842 shares of common stock at $0.24 per share (the closing price on that date) in settlement of accrued expenses. The total value of these shares was $52,500.

On March 1, 2007, the Board of Directors voted to approve the issuance of 1,048,476 shares of common stock at $0.20 per share (the closing price on that date) to members of the Company’s Board of Directors and to three consultants for services performed. The total value of these shares was $209,695 and the related expenses are included in selling, general and administrative expenses.

-F25-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2007 and 2006

Note 13 – Common Stock (Continued)

On April 3, 2007, the Board of Directors voted to approve the issuance of 397,727 and 204,545 shares of common stock at $0.18 per share (the closing price on that date) to four consultants for services performed and settlement of accrued expenses, respectively. The total value of these shares was $106,000 and the related expenses are included in selling, general and administrative expenses.

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

On June 14, 2007, the Board of Directors voted to approve the issuance of 971,591 shares of common stock at $0.108 per share to a consultant and a law firm for services performed. The total value of these services was $105,000 and the related expenses are included in selling, general and administrative expenses.

On August 7, 2007, the Board of Directors voted to approve the issuance of 1,040,000 shares of common stock at $0.05 per share (the closing price on that date) to three consultants and a law firm for services performed during the nine months ended August 31, 2007. The total value of these services was $52,000 and the related expenses are included in selling, general and administrative expenses.

On October 29, 2007, the Board of Directors voted to approve the issuance of 500,000 shares of common stock at $0.06 per share (the closing price on that date) to Emmes Group, Inc. for consulting services performed. The total value of these services was $30,000 and the related expenses are included in selling, general and administrative expenses.

On November 17, 2007, the Board of Directors voted to approve the issuance of 600,000 shares of common stock at $0.05 per share (the closing price on that date) to Emmes Group, Inc. for consulting services performed. The total value of these services was $30,000 and the related expenses are included in selling, general and administrative expenses.

On November 27, 2007, the Board of Directors voted to approve the issuance of 600,000 shares of common stock at $0.05 per share (the closing price on that date) to Catalyst Law Group for legal services performed. The total value of these services was $30,000 and the related expenses are included in selling, general and administrative expenses.

On November 27, 2007, the Board of Directors voted to approve the issuance of 529,068 shares of common stock at $0.05 per share (the closing price on that date) to a member of the Board of Directors for services performed and reimbursement of expenses. The total value of these services was $26,203 and the related expenses are included in selling, general and administrative expenses.

At November 30, 2007 and 2006, the Company had reserved 51,003,684 and 36,840,063 shares of common stock, respectively, for potential future issuances upon exercise of outstanding warrants and options, and conversion of convertible preferred stock as follows:

-F26-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2007 and 2006

Note 13 – Common Stock (Continued)

	November 30, 2007	November 30, 2006
Warrants (Note 10)	35,440,946	23,160,545
Stock options (Note 15)	2,210,000	2,860,000
Series B Redeemable Convertible Stock (Note 12)	3,543,438	5,274,063
Series I Preferred stock (Note 12)	4,880,000	5,545,455
LJCI Convertible debentures (Note 14)	4,929,300	0
Totals	51,003,684	36,840,063

All warrants are exercisable in whole or in part, at any time and from time to time on or before the expiration date. These warrants are or will be exercisable at $.01 to $1.50 per share and expire at various dates from July 2007 through 2017.

Note 14- Convertible Debentures

On February 28, 2007, the Company entered into a Debenture Purchase Agreement (the “Debenture Purchase Agreement”) with La Jolla Cove Investors, Inc. (“LJCI”) pursuant to which the Company sold a convertible debenture to LJCI in a principal amount of $1,000,000 (receivable in four payments) with an annual interest rate of 7.75% and expiring on February 28, 2008 (the “Initial Debenture”). Under the terms of this agreement certain officers, director and shareholders of the Company pledged 2,527,638 shares of common stock and guaranteed the repayment of a $250,000 advance against the initial Debenture. The first payment of $250,000 was received by the Company on March 7, 2007. As of November 30, 2007, LJCI has sold 2,527,638 shares of the pledged shares and has reduced the amount due on the advance to $47,919. Based on the excess of the aggregate fair value of the common shares that would have been issued if the $250,000 convertible debentures had been converted immediately over the proceeds allocated to the convertible debentures, the investors received a beneficial conversion feature for which the Company recorded an increase in additional paid-in-capital of $62,500, which is being amortized to interest expense over the term of the convertible debentures

The Company also agreed to issue another convertible debenture in the amount of $1,000,000 to LJCI with the same terms as the initial debenture no later than 30 days after the principal amount outstanding under the initial debenture is less than $250,000.

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
For the Years Ended November 30, 2007 and 2006

Note 14- Convertible Debentures (Continued)

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

There is no guarantee that the SEC will declare the Registration Statement effective. In the event that the Registration Statement is not declared effective by the required dates, then LJCI may claim the Company is in default on these agreements, and the Company may face certain liquidated damages in addition to other rights that LJCI may have. As of November 30, 2007, the Registration Statement had not been declared effective by the SEC and as of February 15, 2008 the Company has not received note of default from LJCI.

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

The Debentures required the Company to register the shares of common stock into which the Debentures could be converted by the holder with the SEC. The Company was unable to obtain SEC approval to register the subject shares, and consequently, the Company and LJCI agreed to terminate the Debenture Purchase Agreement and to allow LJCI to sell the common shares pledged as collateral under the Debenture Purchase Agreement. As of February 26, 2008, LJCI had sold all of the common shares pledged as collateral and received approximately $202,081 in gross proceeds. Consequently, a balance of approximately $47,000 remains outstanding and is owed to LJCI as a result of the Company’s initial drawn-down of $250,000 under the terms of the Debenture Purchase Agreement. LJCI has notified the Company that it intends to convert the remaining approximate $47,000 balance into shares of the Company’s common stock subject to the terms set forth in the Debenture Purchase Agreement. The Company has recorded a liability of $202,081 to certain officers, directors and shareholders who pledged the common stock that was pledged as collateral and sold to reduce the prinicipal amount of the note.

Note 15 – Stock Compensation Plans

2000 Stock Incentive Plan: Effective February 15, 2000, the Company adopted a 2000 Stock Incentive Plan and a 2000 Employee Benefit Plan which authorizes the granting of shares and options to employees, outside directors, consultants, and vendors. The 2000 Stock Incentive Plan and 2000 Employee Benefit Plan were approved by shareholders at the May 2000 annual meeting. Under the Plans, awards are made in the form of restricted shares or options, which may constitute incentive stock options (“ISO”) or nonstatutory stock options (“NSO”). Only employees of the Company are eligible for the grant of incentive stock options. The total number of options and restricted shares that could have been awarded under the 2000 Stock

-F28-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2007 and 2006

Note 15 – Stock Compensation Plans (continued)

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

Prior to 2000, the Company had issued options with terms of up to 10 years and exercise prices of $.50 to $2.50 per share (the fair market value at the respective dates of grant) to various employees, officers and directors of the Company in return for various services rendered to the Company. None of these options remained outstanding at November 30, 2007 and 2006. Changes during the years ended November 30, 2007 and 2006 in stock options outstanding with respect to the 2000 plans for the Company were as follows:

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	480,000	$1.02	882,600	$0.71
Granted
Forfeited	(270,000)	$1.41	(402,600)	$0.39
Exercised
Options outstanding at end of year	210,000	$0.51	480,000	$1.02
Options exercisable at end of year	210,000		474,444

The following table summarizes information about stock options outstanding for the 2000 plans at November 30, 2007, all of which are at fixed prices:

Range of Exercise Prices	Number Outstanding At 11/30/07	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at November 30, 2007
$.30 - $.40	160,000	.19 yrs	$0.27	160,000
$.57 - $1.00	50,000	2.83 yrs	$0.88	50,000
	210,000		$0.51	210,000

-F29-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2007 and 2006

Note 15 – Stock Compensation Plans (Continued)

The weighted average remaining contractual life and exercise price for options exercisable at November 30, 2007, are 1.20 years and $0.54 respectively 2004 Equity Incentive Plan: Effective June 16, 2004, the Company adopted an equity incentive plan, which authorizes the granting of stock awards to employees, directors, and consultants. The purpose of the plan is to provide a means by which eligible recipients of stock awards may be given the opportunity to benefit from increases in the value of the common stock through granting of incentive stock options, non-statutory stock options, stock purchase awards, stock bonus awards, stock appreciation rights, stock unit awards and other stock awards. The shares of common stock may be issued pursuant to stock awards shall not exceed in the aggregate 5,000,000 shares of common stock plus an annual increase to be added of the first day of each Company fiscal year, beginning in 2005 and ending in (and including) 2013, equal to the lesser of the following amounts: (a) 2% of the Company’s outstanding shares of common stock on the day preceding the first day of such fiscal year; (b) 1,500,000 shares of common stock; or (c) an amount determined by the Board. Incentive stock options may be granted only to employees. The exercise price of each ISO granted under the plan must equal 100% of the market price of the Company’s stock on the date of the grant. A 10% stockholder shall not be granted an incentive stock option unless the exercise price of such option is at least 110% of the fair market value of the common stock on the date of the grants and the option is not exercisable after the expiration of five years from the date of the grant. The Board, in its discretion, shall determine the exercise price of each nonstatutory stock option. An option’s maximum term is 10 years.

Changes during the years ended November 30, 2007 and 2006 in stock options outstanding with respect to the 2004 plan for the Company were as follows:

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of year	2,380,000	$1.19	2,062,000	$1.32
Granted	350,000	$0.16	430,000	$.53
Forfeited	(730,000)	$0.77	(112,000)	$1.10
Exercised
Options outstanding at end of year	2,000,000	$1.15	2,380,000	$1.19

Options exercisable at end of year	1,723,056		1,509,444

The following table summarizes information about stock options outstanding for the 2004 plan at November 30, 2007, all of which are at fixed prices:

Range Of Exercise Prices	Number Outstanding At 11/30/2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 11/30/2007
$0.05-$0.56	330,000	4.26	$0.26	81,944
$068 - $1.10	180,000	2.29	$0.98	145,278
$1.25- $2.00	1,490,000	2.04	$1.38	1,478,611
	2,000,000			1,705,833

The weighted average remaining contractual life and exercise price for options exercisable at November 30, 2007, are 2.13 years and $1.30, respectively. At November 30, 2007 the Company’s stock price was less than the exercise price of all the outstanding options, and accordingly there is no intrinsic value with the respect to options outstanding as of November 30, 2007.

-F30-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2007 and 2006

Note 15 – Stock Compensation Plans (Continued)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises SFAS No. 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”), which provided for the use of the intrinsic value method of accounting for employee stock options. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first quarter of the first annual reporting period that begins after December 15, 2005. Under SFAS 123R, the use of the intrinsic value method and the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. The Company has adopted the provisions of SFAS 123R effective December 1, 2005 and has selected the Black-Scholes method of valuation for share-based compensation. The Company has adopted the modified prospective transition method which does not require restatement of prior periods. Instead, it requires that compensation cost be recorded as earned for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. The charge is being recognized in research and development and selling, general and administrative expenses over the remaining service period after the adoption date based upon the original estimate of fair value of the options as of the grant date. 123R requires that we elect an approved method to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123R within one year of its adoption. As of November 30, 2007, we have not made that election. On January 18, 2006, Gerard A. Wills was granted an option to purchase 300,000 shares of the Company's common stock at an exercise price per share of $0.56, the fair market value at the date of the grant, under the Company's 2004 Equity Incentive Plan (The "Plan"). Upon the separation from the Company, the options became fully vested.

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

On October 4, 2006, The Board of Directors voted to approve stock options to purchase 90,000 shares of The Company’s common stock to three consultants, at an exercise price of $.42 per share, the fair market value at the date of the grant) under the Company’s 2004 Equity Incentive Plan (The “Plan”). Subject to the terms of the plan, the options will be exercisable for a period of five years and vest monthly over the three-year term of the agreement in equal increments of 1/36th. The Company recorded a charge of $5,688 to selling, general and administrative expense determined using the Black-
Scholes option pricing model.

On February 28, 2007, The Company granted 250,000 stock options to four employees.

On November 5, 2007, The Board of Directors voted to approve stock options to purchase 100,000 shares of The Company’s common stock to an employee, at an exercise price of $.05 per share, the fair market value at the date of the grant) under the Company’s 2004 Equity Incentive Plan (The “Plan”). Subject to the terms of the plan, the options will be exercisable for a period of five years and vest monthly over the three-year term of the agreement in equal increments of 1/36th. The Company recorded a charge of $4,534 to selling, general and administrative expense determined using the Black-Scholes option pricing model.

Note 16 – Grant Income

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

On June 22, 2006, The National Institutes of Health awarded a grant in the amount of $210,000 to treat Type 1 Diabetes. During the years ended November 30, 2007 and 2006, the Company received $99,960 and $74,699 under this grant and has accounted for this as an offset to research and development expenses for the year.

-F31-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2007 and 2006

Note 17 –Subsidiaries and Minority Interest

As of November 30, 2007 and 2006, the Company owned 56.4% of the 2,659,004 outstanding common shares of Xenogenics, one of its subsidiaries. The Company also owned 67% of the 1,000,000 outstanding common shares of MCT Immunotherapeutics, Inc.

Note 18– Related Party Transaction

Our Chairman and Chief Financial Officers wife, Barbara Corbett, provides investor relations consulting services to the Company. Ms. Corbett is compensated on an hourly basis and is paid in common stock of the Company. These charges amounted to $2,520 and $7,571 for the years ended November 30, 2007 and 2006, respectively.

Note 19– Subsequent Events

On January 1, 2008, the Company transferred certain laboratory equipment to InCytu, Inc. in exchange for a secured promissory note in the amount of $34,665. The note is payable in monthly installments of $1,568 through December 2010.

-F32-