Form 10QSB
period 2008-02-29
MultiCell Technologies, Inc.
filed 2008-04-21
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended February 29, 2008.

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

As of February 29, 2008, the issuer had 55,053,793 shares of Common Stock, $.01 par value, outstanding.

PART I FINANCIAL INFORMATION
Item 1: Financial Statements

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 29,	November 30,
	2008	2007
ASSETS

Current assets
Cash and cash equivalents	$47,217	$411,691
Accounts and royalties receivable	17,048	31,582
Other current assets	34,763	59,431
Total current assets	99,028	502,704

Equipment and improvements, net	23,941	36,354

Intangible assets, net of accumulated amortization	1,113,139	1,130,397

Other assets	29,456	22,210

Total assets	$1,265,564	$1,691,665

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Convertible debentures, net of discount	$32,919	$44,924
Due stockholders and affiliates	-	202,081
Accounts payable and accrued expenses	1,218,948	1,383,424
Current portion of deferred revenue	67,172	94,440
Total current liabilities	1,319,039	1,724,869

Non-current liabilities
Convertible debentures, net of discount and current portion	20,000	15,000
Deferred income, net of current portion	733,000	745,329
Total long-term liabilities	753,000	760,329
Total liabilities	2,072,039	2,485,198

Minority interest	-	-

Commitments and contingencies	-	-

Series B redeemable convertible preferred stock, 17,000 shares designated; 16,262 shares issued and outstanding; liquidation value of $1,814,744 and $1,777,748 at February 29, 2008 and November 30, 2007, respectively	1,774,744	1,737,748

Stockholders' Deficiency
Series I convertible preferred stock, $0.01 par value; 1,000,000 shares authorized; 12,200 shares designated; 5,734 and 12,200 shares issued and outstanding at February 29, 2008 and November 30, 2007, respectively; liquidation value of $573,400 and $1,220,000 at February 29, 2008 and November 30, 2007, respectively	57	121
Common stock, $0.01 par value; 200,000,000 shares authorized; 55,053,793 and 48,690,777 shares issued and outstanding at February 29, 2008 and November 30, 2007, respectively	550,538	486,908
Additional paid-in capital	33,564,796	33,365,590
Accumulated deficit	(36,696,610)	(36,383,900)
Total stockholders' deficiency	(2,581,219)	(2,531,281)

Total Liabilities and Stockholders' Deficiency	$1,265,564	$1,691,665

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	February 29,	February 28,
	2008	2007

Revenue	$57,046	$46,886

Operating expenses
Selling, general and administrative	216,868	1,287,894
Research and development	107,739	361,073
Depreciation and amortization	20,508	27,378

Total operating expenses	345,115	1,676,345

Loss from operations	(288,069)	(1,629,459)

Other income (expense)
Interest expense	(14,070)	(697)
Interest income	419	4
Gain on sale of equipment	26,006	-
Minority interest in net loss of subsidiary	-	14,248

Total other income (expense)	12,355	13,555

Net loss	(275,714)	(1,615,904)

Preferred stock dividends	(36,996)	(39,029)

Net loss attributable to common stockholders	$(312,710)	$(1,654,933)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.04)

Basic and Diluted Weighted-Average Common Shares Outstanding	50,847,210	39,903,476

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Unaudited)
For the Three Months Ended February 29, 2008

					Additional		Total
	Preferred Stock - Series I		Common stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance at December 1, 2007	12,200	$121	48,690,777	$486,908	$33,365,590	$(36,383,900)	$(2,531,281)

Common stock issued for services	-	-	708,333	7,083	22,917	-	30,000

Issuance of common stock in payment of liability to stockholders and affiliates	-	-	2,527,638	25,276	176,805	-	202,081

Issuance of common stock for conversion of debentures	-	-	624,312	6,243	8,757	-	15,000

Insuance of common stock for conversion of Series I preferred stock	(6,466)	(64)	2,586,400	25,864	(25,800)	-	-

Stock-based compensation	-	-	-	-	15,691	-	15,691

Dividends on Series B preferred stock	-	-	-	-	-	(36,996)	(36,996)

Adjustment of shares issued in prior periods	-	-	(83,667)	(836)	836	-	-

Net loss	-	-	-	-	-	(275,714)	(275,714)

Balance at February 29, 2008	5,734	$57	55,053,793	$550,538	$33,564,796	$(36,696,610)	$(2,581,219)

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	February 29,	February 28,
	2008	2007
Cash flows from operating activities
Net loss	$(275,714)	$(1,615,904)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	20,508	27,378
Stock-based compensation for services	45,691	547,172
Minority interest in loss of subsidiary	-	(14,248)
Gain on sale of equipment	(26,006)	-
Interest expense from amortization of discount on convertible debentures	7,995	-
Changes in assets and liabilities
Accounts and royalties receivable	14,534	(19,171)
Other current assets	42,001	11,793
Other assets	5,804	5,000
Accounts payable and accrued liabilities	(164,476)	563,757
Deferred income	(39,597)	(14,862)
Net cash used in operating activities	(369,260)	(509,085)

Cash flows from investing activities
Collection of principal on note receivable	4,283	-
Proceeds from sale of equipment	503	-
Net cash provided by investing activities	4,786	-

Cash flows from financing activities
Proceeds from issuance of common stock, net	-	450,000
Preferred stock dividends	-	(13,010)
Net cash provided by financing activities	-	436,990
Net decrease in cash and cash equivalents	(364,474)	(72,095)
Cash and cash equivalents at beginning of period	411,691	77,611
Cash and cash equivalents at end of period	$47,217	$5,516

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS, BASIS OF PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS

ORGANIZATION AND NATURE OF OPERATIONS

MultiCell Technologies, Inc. (“MultiCell”), operates three subsidiaries, MCT Rhode Island Corp. (“MCT”), Xenogenics Corporation (“Xenogenics”), and MultiCell Immunotherapeutics, Inc. (“MCTI”). MCT is a 100%-owned subsidiary that has been inactive since its formation in 2004. (“Xenogenics”), is a 56.4%-owned subsidiary with a focus on the research and development of Sybiol technology. Xenogenics has not generated any revenues as of February 29, 2008. MultiCell holds approximately 67% of the outstanding shares (on as as if converted basis) of MCTI. As used herein, the “Company” refers to MultiCell, together with MCT, Xenogenics, and MCTI.

Historically, the Company has specialized in developing primary liver cell immortalization technologies to produce cell-based assay systems for use in drug discovery. The Company seeks to become an integrated biopharmaceutical company that will use its proprietary cell-based systems and immune system modulation technologies to discover, develop and commercialize new therapeutics itself and with strategic partners. Following the formation of MCTI during September 2005, the Company is pursuing research and development of therapeutics in addition to continuing to advance its cellular systems business.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell Technologies, Inc. and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended November 30, 2007 (the “Form 10-KSB”) previously filed with the SEC. The results of operations for the three month period ended February 29, 2008 are not necessarily indicative of the operating results for the fiscal year ending November 30, 2008. The condensed consolidated balance sheet as of November 30, 2007 has been derived from the Company’s audited financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 157 on the financial statements and anticipates that the statement will not have a significant impact on the reporting of its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company will adopt SFAS 159 in 2008. The Company is in the process of evaluating the application of the fair value option and its effect on its financial position and results of operations.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations. SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. The Company is currently evaluating the effects, if any, that SFAS 141(R) may have on its financial statements. The Company does not expect that it will have any immediate effect on its financial statements, however, the revised standard will govern the accounting for any future business combinations that the Company may enter into.

In December 2007, the FASB issued Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently evaluating this new statement and anticipates that the statement will not have a significant impact on the reporting of its results of operations.

NOTE 2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of February 29, 2008, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $36,696,610. The Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, the Company’s therapeutic for the treatment of fatigue in multiple sclerosis patients. Management is evaluating several sources of financing for its clinical trial program. Additionally, with the strategic shift in focus to therapeutic programs and technologies, management expects the Company’s future cash requirements to increase significantly as it advances its therapeutic programs into clinical trials. Until the Company is successful in raising additional funds, it may have to prioritize its therapeutic programs and delays may be necessary in some of its development programs.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern. There can be no assurance that the Company will be able to successfully acquire the necessary capital to continue its on-going research efforts and bring its products to the commercial market. Management’s plans to acquire future funding include the potential sale of common and/or preferred stock, the sale of warrants, and continued sales of its proprietary media, immortalized cells and primary cells to the pharmaceutical industry. Additionally, the Company continues to pursue research projects, government grants and capital investment. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. CONVERTIBLE DEBENTURES

On February 28, 2007, the Company entered into a Debenture Purchase Agreement (the “Debenture Purchase Agreement”) with La Jolla Cove Investors, Inc. (“LJCI”) pursuant to which the Company sold a convertible debenture to LJCI in a principal amount of $1,000,000 (receivable in four payments) maturing on February 28, 2008 (the “Initial Debenture”). The Company is currently in default under the Initial Debenture. The first payment of $250,000 was received by the Company on March 7, 2007. The Initial Debenture accrues interest at 7.75% per year, payable monthly in cash or common stock. Under the terms of this agreement certain officers, director and shareholders of the Company pledged 2,527,638 shares of common stock and guaranteed the repayment of a $250,000 advance against the Initial Debenture. As of November 30, 2007, LJCI had sold all of the pledged shares, received proceeds of $202,081, and reduced the amount due on the advance to $47,919. At November 30, 2007, the proceeds from the sale of the pledged shares was recorded as a liability in the amount of $202,081 to the stockholders and affiliates who had pledged their stock as collateral on the Initial Debenture. LJCI has notified the Company that it intends to convert the remaining balance into shares of the Company’s common stock subject to the terms set forth in the Debenture Purchase Agreement. During the three months ended February 29, 2008, LJCI converted $15,000 of the Initial Debenture into 624,312 shares of common stock, reducing the balance on the Initial Debenture at February 29, 2008 to $32,919.

The Initial Debenture is convertible at the option of LJCI at any time up to maturity at a conversion price equal to the lesser of the fixed conversion price of $1.00, or 80% of the average of the lowest three daily volume weighted average trading prices per share of our common stock during the twenty trading days immediately preceding the conversion date. For the Initial Debenture, if the holders elects to convert a portion of the debentures and, on the day that the election is made the volume weighted average price is below $0.16, the Company shall have the right to repay that portion of the debenture that holder elected to convert, plus any accrued and unpaid interest, at 150% of each amount. In the event that the Company elects to repay that portion of the debenture, holder shall have the right to withdraw its conversion notice.

Based on the excess of the aggregate fair value of the common shares that would have been issued if the $250,000 convertible debentures had been converted immediately over the proceeds allocated to the convertible debentures, the investors received a beneficial conversion feature for which the Company recorded an increase in additional paid-in-capital of $62,500, which has been amortized into interest expense over the term of the Initial Debenture through February 28, 2008.

The Company also entered into a Securities Purchase Agreement with LJCI on February 28, 2007 pursuant to which the Company agreed to sell a convertible debenture in the principal amount of $100,000 and maturing on February 28, 2012 (the “Second Debenture”). The Second Debenture accrues interest at 4.75% per year, payable at each conversion date, in cash or common stock. The proceeds from the Second Debenture were deposited on March 5, 2007. In connection with the Second Debenture, the Company issued LJCI a warrant to purchase up to 10 million shares of our common stock (the “LJCI Warrant”) at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Second Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Second Debenture being converted multiplied by 110, minus the product of the Conversion Price multiplied by 100 times the dollar amount of the Second Debenture being converted, with entire result divided by the Conversion Price. The Conversion Price is equal to the lesser of $1.00 or 80% of the average of the three lowest volume weighted average prices during the twenty trading days prior to the election to convert. As of February 29, 2008, the Second Debenture wold have been convertible into approximately 487 million shares of common stock. For the Second Debenture, upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the debenture that holder elected to convert in such conversion notice, plus accrued and unpaid interest. After February 28, 2008, the Company, at its sole discretion, shall have the right, without limitation or penalty, to redeem the outstanding principal amount of this debenture not yet converted by holder into Common Stock, plus accrued and unpaid interest thereon.

A discount representing the value of 10 million warrants issued in the amount of $73,727 has been recorded as a reduction to the note. The discount was calculated based on the relative fair values of the convertible debenture and the warrants. The fair market value of the warrants used in the above calculation was determined under the Black-Scholes option-pricing model. Additionally, based on the excess of the aggregate fair value of the common shares that would have been issued if the Second Debenture had been converted immediately over the proceeds allocated to the convertible debenture, the investors received a beneficial conversion feature for which the Company recorded an increase in additional paid-in-capital of $26,273 and a corresponding discount to the debenture. These discounts, in the aggregate amount of $100,000, are being amortized over the 60-month term of the debenture as a charge to interest expense.

Pursuant to the Registration Rights Agreement with LJCI dated February 28, 2007 (the "Rights Agreement"), the Company agreed to register for resale under the Securities Act of 1933, as amended, 12,000,000 shares of common stock issuable upon conversion of the Initial Debenture, and to use commercially reasonable best efforts to have the Registration Statement declared effective by May 29, 2007. There is no guarantee that the SEC will declare the Registration Statement effective. In the event that the Registration Statement is not declared effective by the required dates, then LJCI may claim the Company is in default on these agreements, and the Company may face certain liquidated damages in addition to other rights that LJCI may have. As of February 29, 2008, the Registration Statement had not been declared effective by the SEC and the Company has not received notice of default from LJCI.

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

NOTE 4. SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares of preferred stock. The Board of Directors has designated 17,000 shares as Series B convertible preferred stock. The Series B preferred stock does not have voting rights. On July 14, 2006, the Company completed a private placement of Series B convertible preferred stock. A total of 17,000 Series B shares were sold to accredited investors at a price of $100 per share. Proceeds to the Company were $1,660,000, net of $40,000 of issuance costs

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Series B convertible preferred stock is subject to redemption under certain conditions. Until the earlier of (a) two (2) years after the closing date or (b) the date upon which all of the Series B shares have been converted into common stock, the purchasers shall have a right of first refusal on any financing in which the Company is the issuer of debt or equity securities. If (a) the Company raises debt or equity financing during the right of first refusal period, (b) the Company’s common stock is trading below the conversion price of the Series B shares at the time of such financing, and (c) the purchasers do not exercise their right of first refusal, then the Company shall, at the option of any purchaser, use 25% of the net proceeds from such financing to redeem such purchasers’ shares of Series B preferred stock or common stock, as determined by such purchaser. Series B Shares so redeemed shall be redeemed at $100 per share, plus accrued and unpaid dividends thereon, and shares of common stock so redeemed shall be redeemed at a price per share equal to the value weighted average closing price of the Company’s Common Stock over the immediately preceding five trading days, plus accrued and unpaid dividends thereon. In addition, if an event of default (as defined in the agreement) occurs, the conversion price of the Series B shares (as set forth below) shall be reduced to 85% of the then applicable conversion price of such shares.

During the fiscal year ended November 30, 2007 the Company drew proceeds from the Company’s equity line of credit facility with Fusion Capital in the amount of $450,000. The purchasers required the Company to use 25% of the gross proceeds received by the Company under such equity line to repurchase and redeem purchaser’s Series B shares or Series B preferred shares converted into common stock, as determined in the discretion of such purchaser. During the year ended November 30, 2007, the Company redeemed 615 shares at $100 per share for a total of $61,500. During the year ended November 30, 2006, 123 shares were redeemed for a total of $12,300.

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

Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company will pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of the Wall Street Journal Prime Rate plus 1%, or 9%. In no event will the dividend rate be greater than 12% per annum. The dividend will be payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first day of that month. In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares will be reduced to 85% of the otherwise applicable conversion price. During the three months ended February 29, 2008, the Company accrued preferred dividends in the amount of $36,996 on the Series B preferred stock. Total accrued preferred dividends on the Series B preferred stock are $188,544 at February 29, 2008, and are reported as part of the carrying value of the Series B redeemable convertible preferred stock in the accompanying balance sheet.

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

NOTE 5. SERIES I CONVERTIBLE PREFERRED STOCK

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

The Series I shares are convertible at any time into common stock at 80% of the average trading price of the lowest three inter-day trading prices of the common stock for the ten days preceding the conversion date, but at an exercise price of no more than $1.00 per share and no less than $.25 per share. The conversion of the Series I preferred stock is limited to 9.99% of the Company’s common stock outstanding on the date of conversion. During the three months ended February 29, 2008, Series I preferred stockholders converted 6,466 shares of preferred stock into 2,586,400 shares of the Company’s common stock.

The Series I preferred stock does not have voting rights. In the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding share of Series I convertible preferred stock shall be entitled to be paid first out of the assets of the Company available for distribution to stockholders, an amount equal to $100 per share of Series I preferred stock held. After such payment has been made in full, such holders of Series I convertible preferred stock shall be entitled to no further participation in the distribution of the assets of the Company.

NOTE 6. COMMON STOCK

On January 31, 2008, the Company issued 2,527,638 shares of its common stock to the stockholders and affiliates who had pledged their stock as collateral for the Initial Debenture with La Jolla Cove Investors, Inc. (LJCI). See Note 3 to these condensed consolidated financial statements for further discussion. This issuance of common stock satisfied the liability in the amount of $202,081 recorded during the year ended November 30, 2007 when LJCI sold the pledged shares of common stock and applied the proceeds from the sale against the balance of the Initial Debenture.

During the three months ended February 29, 2008, the Company issued 708,333 shares of common stock to a consultant for services performed in the amount of $30,000, or an average of $0.04 per share.

NOTE 7. DEFERRED REVENUE

On October 9, 2007, MultiCell Technologies, Inc. (“MultiCell”) executed an exclusive license and purchase agreement (the “Agreement”) with Corning Incorporated (“Corning”) of Corning, New York. Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell MultiCell’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (ADME/Tox assays). MultiCell retained and will continue to support all of its existing licensees, including Pfizer, Bristol-Myers Squibb, and Eisai. MultiCell retains the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays. MultiCell also retains rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to produce therapeutic proteins using the Company’s BioFactories™ technology, to identify drug targets and for other applications related to the Company’s internal drug development programs.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In consideration for the license granted, Corning paid MultiCell three hundred and seventy-five thousand U.S. Dollars (US $375,000) upon execution of the Agreement, and an additional three hundred and seventy-five thousand U.S. Dollars (US $375,000) upon the completion of a transition period. In addition, Corning purchased inventory and equipment from MultiCell and reimbursed MultiCell for laboratory costs and other expenses during a transition period. The Company will recognize the income ratably over a 17 year period. The Company recognized $11,029 in income for the three months ended February 29, 2008. The balance of deferred revenue from this license is $731,618 at February 29, 2008.

The Company has other license agreements with Eisai and with Pfizer, for which revenues are being deferred. During the three months ended February 29, 2008, the Company recognized revenue from the agreements with Eisai and Pfizer in the amounts of $27,268 and $1,300, respectively, resulting in balances of deferred revenue at February 29, 2008 of $17,855 and $50,700, respectively, which will be amortized into revenue through April 2008 for Eisai and through January 2018 for Pfizer.

NOTE 8. STOCK OPTIONS AND WARRANTS

Stock Options

The Company accounts for stock options under Statement of Financial Accounting Standards 123R (SFAS 123R). SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period), net of estimated forfeitures. The estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from the current estimates, such resulting adjustment will be recorded in the period estimates are revised.

A summary of stock option activity for the three-month period ended February 29, 2008 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 1, 2007	2,210,000	$1.09
Granted	-	-
Exercised	-	-
Expired	(150,000)	0.40

Outstanding at February 29, 2008	2,060,000	$1.15	2.1 years	$-

Exercisable at February 29, 2008	1,816,667	$1.27	1.9 years	$-

There were no options granted during the three months ended February 29, 2008. For grants during the three months ended February 28, 2007, the Company’s weighted average assumptions used in determining fair value under the Black-Scholes model for expected volatility, dividends, expected term, and risk-free interest rate were 71% to 98%; 0%; 3.08 to 5 years; and 5.24%; respectively. Expected volatility is based on the historical volatility of the Company’s common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S.Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. The weighted average grant date fair value of options granted during the three months ended February 28, 2007 was $0.13.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three-month periods ended February 29, 2008 and February 28, 2007, the Company reported compensation expense related to stock options and compensation-based warrants of $15,691 and $517,172, respectively. As of February 29, 2008, there was $11,258 of unrecognized compensation cost related to stock options that will be recognized during the remainder of the current fiscal year.

Stock Warrants

In connection with the issuance of common stock, preferred stock, notes payable, and debentures, and as compensation for services provided, the Company has issued warrants to purchase shares of the Company’s common stock. The Company did not issue warrants during the three months ended February 29, 2008. During the three months ended February 28, 2007, the Company issued warrants as follows:

1.
On February 28, 2007, as consideration for consulting fees, the Company issued to Capstone Investments a warrant to purchase 100,000 shares of its common stock at an exercise price of $.2875 per share. The warrant has a term of five years and vested immediately. The Company recorded a charge of $20,285 to selling, general and administrative expense during the three months February 28, 2007, based on the fair value of this warrant issued as determined by the Black-Scholes option pricing model.

2.
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

3.
On February 28, 2007, in connection with a debenture financing with La Jolla Cove Investors, Inc., a warrant was issued to purchase up to 10 million shares of the Company’s common stock at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007.

A summary of stock warrant activity for the three months ended February 29, 2008 is presented below:

Shares
Under
Warrants

Outstanding at December 1, 2007	35,440,946
Granted	-
Exercised	-
Expired	(5,396,250)

Outstanding at February 29, 2008	30,044,696

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. LOSS PER SHARE

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed on the basis of the weighted-average number of common shares and all dilutive potentially issuable common shares outstanding during the year. Common stock issuable upon conversion of debt and preferred stock, or exercise of stock options and stock warrants have not been included in the loss per share for the three month periods ended February 29, 2008 and February 28, 2007 as they are anti-dilutive. The potential common shares as of February 29, 2008 are as follows:

2008

Warrants	30,044,696
Stock options	2,060,000
Series B Redeemable Convertible Preferred Stock	5,081,875
Series I Convertible Preferred Stock	2,293,600
LCJI Initial Debenture	1,487,304
LCJI Second Debenture	486,987,952
527,955,427

The Company does not currently have sufficient authorized shares of common stock to meet the commitments entered into, although, it does have the right to redeem that portion of the Second Debenture that the holder may elect to convert.

NOTE 10. SUBSEQUENT EVENTS

Stock Issued for Services

In March 2008, the Company issued 789,474 shares of common stock to a consultant for services in the amount of $15,000, or $0.019 per share.

Stock Issued for Conversion of Debenture

In March 2008, La Jolla Cove Investors, Inc. converted $230 of the 4.75% debenture into 2,469,986 shares of common stock.

Stock Issued for Exercise of Warrant

In March 2008, La Jolla Cove Investors, Inc. exercised warrants to purchase 23,000 shares of common stock at $1.09 per share. Total proceeds to the Company were $25,070.

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

Following the formation of MultiCell Immunotherapeutics, Inc. during September 2005 and the recent in-licensing of drug candidates, we are pursuing research and development of therapeutics. Historically, we have specialized in developing primary liver cell immortalization technologies to produce cell-based assay systems for use in drug discovery. We seek to become an integrated biopharmaceutical company that will use its proprietary immune system modulation technologies to discover, develop and commercialize new therapeutics itself and with strategic partners.

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

As funding permits, we intend to gradually add scientific and support personnel. We want to add specialists for our key research areas. These strategic additions will help us expand our product offerings leading us to additional revenues and profits. As revenues increase, additional administrative personnel will be necessary to meet the added workload. Other expenses, such as sales and customer service, will be added commensurate with increased revenues. Our current research and development efforts focus on development of future cell lines and therapeutic products and improvement of existing products. Due to the ongoing nature of this research, we are unable to ascertain with certainty the estimated completion dates and total costs associated with this research. As with any research efforts, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance our market position. Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred. For the three months ended February 29, 2008 and February 28, 2007, research and development costs were $107,739 and $361,073, respectively. The decrease in research and development expenses of $253,334 is primarily attributable to the licensing of the cellular products business to Corning, Inc. and the concomitant reduction in laboratory space and personnel. Research and development costs include such costs as license payments, salaries, employee benefits, costs determined utilizing the Black-Scholes option-pricing model for options issued to the Scientific Advisory Board, and supplies.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Quarter Ended February 29, 2008 Compared to the Quarter Ended February 28, 2007

Revenue. Total revenue for the three months ended February 29, 2008 was $57,046, as compared to revenue of $46,886 for the same quarter in the prior fiscal year, an increase of $10,160. The increase is primarily due to the increase in sales to the Company’s existing customers, Pfizer, Bristol Myers Squibb and Eisai .

Operating Expenses. Total operating expenses for the three months ended February 29, 2008 were $345,115 representing a decrease of $1,331,230 as compared to the same period in the prior fiscal year. This decrease resulted from the Company reducing its laboratory space and administrative and technical personnel. Selling, general and administrative expenses decreased by $1,071,026. The decrease in selling, general and administrative expenses is primarily attributable to a reduction in personnel and related expenses..

Other income/(expense). Other income (expense) amounted to $12,355 for the three months ended February 29, 2008 as compared to $13,555 for the corresponding quarter of the prior year. In 2008, other income (expense) was principally composed of a gain on the sale of equipment, offset by interest expense on the debentures. In 2007, the other income (expense) was principally related to a decrease in minority interest in net loss of subsidiary since the Company is not able to reduce the minority interest below $0.

Net Loss. Net loss for the three months ended February 29, 2008 was $275,714, as compared to a net loss of $1,615,904 for the same period in the prior fiscal year, representing a decrease in the net loss of $1,342,223. The primary reason for this decreased loss in the current year is due to the decrease in operating expenses as explained above.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance of debt or equity instruments. The following is a summary of our key liquidity measures at February 29, 2008 and February 28, 2007:

	February 29,2008	February 28,2007
Cash and cash equivalents	$47,217	$5,516
Current assets	$99,028	$73,319
Current liabilities	(1,319,039)	(1,666,375)
Working capital deficiency	$(1,220,011)	$(1,593,056)

The Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, the Company’s therapeutic product for the treatment of fatigue in multiple sclerosis patients. Management is evaluating several sources of financing for its clinical trial program, including potential licensing and/or partnership agreements. Additionally, with our strategic shift in focus to therapeutic programs and technologies, we expect our future cash requirements to increase significantly as we advance our therapeutic programs into clinical trials. Until we are successful in raising additional funds or secure development funding through licensing and/or partnership agreements, we may have to prioritize our therapeutic programs and delays may be necessary in some of our development programs.

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

The Debentures will be convertible at the option of LJCI at any time up to maturity. The Initial Debenture will accrue interest at 7.75% per year payable in cash or our common stock. The Second Debenture will accrue interest at 4.75% per year payable in cash or our common stock. The maximum amount of interest fees that can accrue assuming the Debentures remain outstanding until the maturity date is $103,616. If paid in stock, the stock will be valued at the rate equal to the conversion price of the Debentures in effect at the time of payment. Interest and principal payments on the Initial Debenture were due on the maturity date of February 28, 2008. The Company is currently in default under the Initial Debenture. Interest and principal payments on the Second Debenture are due on the maturity date of February 28, 2012. For the Initial Debenture, if the holders elects to convert a portion of the debenture and, on the day that the election is made the volume weighted average price is below $0.16, the Company shall have the right to repay that portion of the debenture that holder elected to convert, plus any accrued and unpaid interest, at 150% of each amount. In the event that the Company elects to repay that portion of the debenture, holder shall have the right to withdraw its conversion notice.

For the Second Debenture, upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the debenture that holder elected to convert in such conversion notice, plus accrued and unpaid interest. After February 28, 2008, the Company, at its sole discretion, shall have the right, without limitation or penalty, to redeem the outstanding principal amount of this debenture not yet converted by holder into Common Stock, plus accrued and unpaid interest thereon. It is the Company’s intention, subject to available cash, to redeem the 4.75% Convertible Debenture prior to conversion.

Cash provided by (used in) operating, investing and financing activities for the three months ended February 29, 2008 and February 28, 2007 is as follows:

	February 29, 2008	February 28, 2007
Operating activities	$(369,260)	$(509,085)
Investing activities	4,786	-
Financing activities	-	436,990
Net decrease in cash and cash equivalents	$(364,474)	$(72,095)

Operating Activities

For the three months ended February 29, 2008, the most significant difference between our net loss and our cash used in operating activities was the payment of accrued compensation for prior periods. For the three months ended February 28, 2007, the most significant difference between our net loss and our cash used in operating activities is due to non-cash charges included in our net loss for services that are paid through the issuance of common stock, options and warrants ($547,172) and the increase in accounts payable and accrued liabilities of $563,757.

Investing Activities

Net cash provided by investing activities in 2008 was related to the sale of property and equipment for cash and a note receivable, which was partially collected during the quarter.

Financing Activities

We had no financing activities during the three months ended February 29, 2008. For the three months ended February 28, 2007, cash provided by financing activities primarily related to the issuance of common stock in conjunction with the equity line.

Through February 29, 2008, a significant portion of our financing has been provided through private placements of preferred and common stock, the exercise of stock options and warrants and issuance of convertible debentures. We have in the past increased, and if funding permits plan to increase further, our operating expenses in order to fund higher levels of product development, undertake and complete the regulatory approval process, and increase our administrative resources in anticipation of future growth. In addition, acquisitions such as MCTI increase operating expenses and therefore negatively impact, in the short term, the liquidity position of the Company. We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional equity securities, debt financing and/or the sale or licensing of our technologies. We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures. We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund expansion, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

Item 3A(T). CONTROLS AND PROCEDURES

As of February 29, 2008, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our management, including the principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were not effective at February 29, 2008, and during the period prior to the filing of this report.

During the review of our Form 10-KSB, which was filed on March 14, 2008, our independent registered public accounting firm noted several deficiencies related to the presentation of the basic financial statements and the accompanying notes to the financial statements. As a result of these deficiencies, the financial statements and the notes thereto did not meet the requirements of accounting principles generally accepted in the United States of America. These deficiencies could impact the timeliness and accuracy of financial reporting. We are actively working to correct the noted deficiencies, but as of February 29, 2008, they are not completely remedied. For more information regarding the noted deficiencies, see our Annual Report on Form 10-KSB filed on March 14, 2008.

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

NONE

Item 3: DEFAULTS UPON SENIOR SECURITIES

NONE

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

Item 5: OTHER INFORMATION

NONE

 Item 6: EXHIBITS:

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTICELL TECHNOLOGIES, INC.

April 21, 2008	By:	/s/ W. Gerald Newmin
W. Gerald Newmin (Chief Executive Officer and Chief Financial Officer)