Form 10QSB/A
period 2008-02-29
MultiCell Technologies, Inc.
filed 2008-04-24
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Explanatory Note

This Amendment No. 1 to Form 10-QSB is filed to clarify and expand the disclosure of the terms of the warrant issued on February 28, 2007 to La Jolla Cove Investors, Inc. to purchase 10 million shares of common stock from MultiCell Technologies, Inc. and to clarify the relationship of the warrant to the conversion terms of the 4.75% debenture, also issued to La Jolla Cove Investors, Inc. The related disclosures in Note 3 of the financial statements on pages 9 and 10, and in Notes 9 and 10 on page 15, and certain related disclosure in Part 1, Item 2, of Management’s Discussion and Analysis, under Liquidity and Capital Resources on page 19, have been clarified and expanded. As a result of this amendment, there has been no change in reported Net Loss or Cash Flows from Operating Activities.

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

The Company also entered into a Securities Purchase Agreement with LJCI on February 28, 2007 pursuant to which the Company agreed to sell a convertible debenture in the principal amount of $100,000 and maturing on February 28, 2012 (the “Second Debenture”). The Second Debenture accrues interest at 4.75% per year, payable at each conversion date, in cash or common stock at the option of LJCI. The proceeds from the Second Debenture were deposited on March 5, 2007. In connection with the Second Debenture, the Company issued LJCI a warrant to purchase up to 10 million shares of our common stock (the “LJCI Warrant”) at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007. Pursuant to the terms of the LJCI Warrant, upon the conversion of any portion of the principal amount of the Second Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the Second Debenture being converted. Therefore, for each $1,000 of the principal converted, LJCI would be required to simultaneously purchase 100,000 shares under the LJCI Warrant at $1.09 per share.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Second Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Second Debenture being converted multiplied by 110, minus the product of the Conversion Price multiplied by 100 times the dollar amount of the Second Debenture being converted, with entire result divided by the Conversion Price. The Conversion Price is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert. As of February 29, 2008, the Second Debenture could have been converted by LJCI into approximately 487 million shares of common stock, which would require LJCI to simultaneously exercise and purchase all of the 10 million shares of common stock under the LJCI Warrant at $1.09 per share. For the Second Debenture, upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the debenture that holder elected to convert in such conversion notice, plus accrued and unpaid interest. After February 28, 2008, the Company, at its sole discretion, shall have the right, without limitation or penalty, to redeem the outstanding principal amount of this debenture not yet converted by holder into Common Stock, plus accrued and unpaid interest thereon.

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

2008

Warrants	30,044,696
Stock options	2,060,000
Series B Redeemable Convertible Preferred Stock	5,081,875
Series I Convertible Preferred Stock	2,293,600
LJCI Initial Debenture	1,487,304
LJCI Second Debenture	486,987,952
527,955,427

The Company does not currently have sufficient authorized shares of common stock to meet the commitments entered into under the Second Debenture and the related LJCI Warrants. As further discussed in Note 3, upon the conversion of any portion of the principal amount of the Second Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the 10 million warrant shares equal to the percentage of the dollar amount of the Second Debenture being converted. However, the Company has the right to redeem that portion of the Second Debenture that the holder may elect to convert.

NOTE 10. SUBSEQUENT EVENTS

Stock Issued for Services

In March 2008, the Company issued 789,474 shares of common stock to a consultant for services in the amount of $15,000, or $0.019 per share.

Stock Issued for Conversion of Debenture and Exercise of Warrant

In March 2008, La Jolla Cove Investors, Inc. converted $230 of the 4.75% debenture into 2,469,986 shares of common stock. Simultaneously with the conversion of the debenture, La Jolla Cove Investors, Inc. was required to exercise warrants to purchase 23,000 shares of common stock at $1.09 per share. Total proceeds to the Company from the exercise of the warrant were $25,070.

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

We also entered into a Securities Purchase Agreement with LJCI on February 28, 2007 (the “Securities Purchase Agreement”) pursuant to which we agreed to sell a convertible debenture in a principal amount of $100,000 with an annual interest rate of 4.75% and expiring on February 28, 2012 (the “Second Debenture”, and together with the Initial Debenture, the “Debentures”). In addition, we issued to LJCI a warrant to purchase up to 10 million shares of our common stock (the “LJCI Warrant”) at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007. Pursuant to the terms of the LJCI Warrant, upon the conversion of any portion of the principal amount of the Second Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the Second Debenture being converted. For example, if the principal amount of the Second Debenture is $100,000 and if LJCI elects to convert $1,000 of the principal amount of the Second Debenture, LJCI would be required to simultaneously purchase 100,000 shares under the LJCI Warrant at $1.09 per share. Accordingly, if the total outstanding principal under the Second Debenture were converted, LJCI would be required to simultaneously exercise the purchase of all of the 10 million shares under the warrant, which would yield $10.9 million in cash to the Company. Furthermore, the Company has the right to redeem that portion of the Second Debenture that the holder may elect to convert.

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