Form 10KSB/A
period 2007-11-30
MultiCell Technologies, Inc.
filed 2008-05-22
CIK 811779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

Explanatory Note

MultiCell Technologies, Inc. is filing this Amendment No. 1 on Form 10-KSB/A (this “Amendment”) to its Annual Report on Form 10-KSB for the year ended December 31, 2007, originally filed on March 14, 2008 (the “Original Report”), for the purpose of including the information required by Part III of Form 10-KSB and making certain other conforming changes. Accordingly, Items 9, 10, 11, and 12 of Part III of our Original Report, as well as the risk factors appearing in Item 1 of our Original Report, are replaced in their entirety with the information provided herein. This Form 10-KSB/A does not amend, update or change any other items or disclosure in the Original Report or reflect events that occurred after the date of the Original Report. Therefore, this Amendment should be read in conjunction with our Original Report and our other filings made with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Report.

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

We have convertible securities outstanding that can be converted into more shares of common stock then we have currently authorized.

We have warrants to purchase common stock, stock options, convertible debentures and convertible preferred stock outstanding that if converted and/or exercised, according to their terms can result in the requirement that we issue more shares than we have currently authorized under our Certificate of Incorporation. This could result in our default under such agreements and may force us to amend the Certificate of Incorporation to authorize more shares or seek other remedies. While we intend to redeem and remove certain agreements in order to reduce the number of convertible securities outstanding, there is no guarantee that we will be successful.

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

PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Executive Officers of the Company

Our executive officers, key employees and directors are described below. There are no family relationships among our executives.

Name	Age	Position	Date elected(1)
W. Gerald Newmin	70	Chairman, Chief Executive Officer, Chief Financial Officer, Secretary and Director	December 1, 1995(3)
Stephen Chang	51	Chief Executive Officer, President and Director	June 16, 2004(2)
Edward Sigmond	46	Director	May 17, 2000
Thomas A. Page	73	Director	September 11, 2003
Anthony E. Altig	49	Director	September 15, 2005
Ronald A. Faris	55	Senior Vice President, Chief Science Officer	January 27, 2004(4)
_______
(1)	Each director serves until the next annual meeting of stockholders.
(2)	Resigned as President and Chief Executive Officer on December 21, 2007.
(3)	Elected as Chief Executive Officer on December 21, 2007.
(4)	Resigned as Senior Vice President, Chief Science Officer on April 28, 2007.

W. Gerald “Jerry” Newmin joined the Company in June 1995. He currently serves as the Chairman, Chief Executive Officer, President, Chief Financial Officer and Secretary. Mr. Newmin served as Chief Executive Officer of the Company from June 1995 to May 2006, and was elected to serve again as Chief Executive Officer on December 21, 2007. Mr. Newmin is Chairman, Chief Executive Officer, Secretary and a director of Xenogenics, a partially-owned subsidiary, Chairman, Chief Executive Officer, Secretary and director of MCT Rhode Island Corp, a wholly-owned subsidiary of the Company and Chief Executive Officer, Secretary and a director of MCTI, a partially-owned subsidiary of the Company. He has managed NYSE and American Stock Exchange Fortune 500 companies. He has been President of HealthAmerica Corporation, then the nation’s largest publicly held HMO management company. He was Chief Executive Officer and President of The International Silver Company, a diversified multi-national manufacturing company that he restructured. He was Chief Operating Officer of numerous Whittaker Corporation operating units, including Production Steel Company, Whittaker Textiles, Bertram Yacht, Trojan Yacht, Columbia Yacht, Narmco Materials and Anson Automotive. He was instrumental in Whittaker’s entry into the US and international health care markets. He was Western Regional Vice President of American Medicorp, Inc, where he managed 23 acute care hospitals in the Western United States. He retired as Chairman and Chief Executive Officer of SYS Technologies, Inc., a high-growth defense technology company in 2003.  Mr. Newmin has a Bachelor’s degree in Accounting from Michigan State University.

Stephen Chang, Ph.D. has served as a director of the Company since June 2004, became President of the Company in February 2005, and became Chief Executive Officer in May 2006 Dr. Chang resigned as Chief Executive Officer and President on December 21, 2007. Dr. Chang serves as President of MultiCell Immunotherapeutics, Inc., a subsidiary of the Company. Dr. Chang is President of CURES, a coalition of patient advocates, biotechnology companies, pharmaceutical companies and venture capitalists dedicated to ensuring the safety, research and development of innovative life saving medications. Dr. Chang is on the board of BIOCOM, San Diego’s premier life sciences organization. Dr. Chang was chief science officer and vice president of Canji Inc./Schering Plough Research Institute in San Diego from 1998 to 2004. Dr. Chang earned his doctoral degree in Biological Chemistry, Molecular Biology and Biochemistry from the University of California, Irvine. Prior to that he received a bachelor of science in Zoology, Microbiology, and Cell and Molecular Biology from the University of Michigan and a USPHS Postdoctoral Fellowship at the Baylor College of Medicine.

Edward Sigmond has served as a director of the Company since May 2000. He has been in sales, marketing and operations management for the past 20 years. Mr. Sigmond has served as president of Kestrel Holdings, Inc., a holding company, since its inception in 1997. Mr. Sigmond served as president of Kestrel Development, a Texas based real estate development company, from 1993 to 1998 when it was dissolved. He studied Marketing and Chemistry at Duquesne University.

Thomas A. Page has served as a director of the Company since September 2003. Mr. Page is Director Emeritus and former Chairman of the Board and CEO of Enova Corporation and San Diego Gas and Electric Company (now part of Sempra Energy). Prior to the formation of Sempra Energy Corporation as a holding company in 1996, Mr. Page was SDG&E’s chairman, president and CEO. Mr. Page held one or more of these positions until his retirement in 1998. Mr. Page joined SDG&E in 1978 as executive vice president and COO. In 1981, he was elected president and CEO and added the chairmanship in 1983. Mr. Page has been active in numerous industrial, community and governmental associations and has funded medical research. He is a director of the San Diego Regional Economic Development Corporation, Community National Bank, Sys Technologies and is an advisory director of Sorrento Ventures. Mr. Page earned a Bachelor of Science degree in civil engineering, a masters in industrial administration and was awarded a doctorate in management, all from Purdue University. He has been licensed as an engineer and as a certified public accountant (CPA). Mr. Page also serves on the University of California Presidents Council on the National Laboratories.

Anthony E. Altig has served as a director of the Company since September 2005. Mr. Altig serves as the Chair of the Audit Committee of the Company. Mr. Altig has extensive experience in financial management, strategic planning and financial reporting primarily with biotechnology and other technology companies. Since 2004 Mr. Altig has been the Chief Financial Officer of Diversa Corporation a leader in providing proprietary genomic technologies for the rapid discovery and optimization of novel protein based products. From 2002 through 2004 Mr. Altig served as the Chief Financial Officer of Maxim Pharmaceuticals, a public biopharmaceutical company. Prior to Maxim, Mr. Altig served as the Chief Financial Officer of NBC Internet, Inc., a leading Internet portal company, which was acquired by General Electric. Mr. Altig’s additional experience includes his role as the Chief Accounting Officer at USWeb Corporation, as well as his experience serving biotechnology and other technology companies during his tenure at both PricewaterhouseCoopers and KPMG. Mr. Altig is a certified public accountant and is a graduate of the University of Hawaii.

CORPORATE GOVERNANCE

General

We believe that good corporate governance is important to ensure that the Company is managed for the long-term benefit of our stockholders. This section describes key corporate governance practices that we have adopted.

Board of Directors Meetings and Attendance

The Board of Directors has responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The primary responsibility of our Board of Directors is to oversee the management of our company and, in doing so, serve the best interests of the company and our stockholders. The Board of Directors selects, evaluates and provides for the succession of executive officers and, subject to stockholder election, directors. It reviews and approves corporate objectives and strategies, and evaluates significant policies and proposed major commitments of corporate resources. Our Board of Directors also participates in decisions that have a potential major economic impact on our company. Management keeps the directors informed of company activity through regular communication, including written reports and presentations at Board of Directors and committee meetings.

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held seven meetings in 2007, three of which were telephonic. All five board members were present, either by person or on the telephone in the case of the telephonic meetings, at all five meetings except for Mr. Altig who missed one meeting.

Board Committees

 Our Board of Directors has established an Audit Committee and a Nominating, Corporate Governance and Compensation Committee. The members of each committee are appointed by our Board of Directors, upon recommendation of the Nominating Committee, and serve one-year terms. Each of these committees operates under a charter that has been approved by the Board of Directors. The charter for each committee is available on our website. The Audit Committee met eight times during 2007. The Nominating, Corporate Governance and Compensation Committee met four times during 2007.

Audit Committee

Audit Committee of the Board of Directors oversees the Company’s corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent registered public accounting firm; determines and approves the engagement of the independent registered public accounting firm; determines whether to retain or terminate the existing independent registered public accounting firm or to appoint and engage new independent registered public accounting firm; reviews and approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on the Company’s audit engagement team as required by law; confers with management and the independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; reviews the financial statements to be included in the Company’s Annual Report on Form 10-KSB; and discusses with management and the independent registered public accounting firm the results of the annual audit and the results of the Company’s quarterly financial statements. Three directors comprise the Audit Committee: Anthony Altig (Chairman), Edward Sigmond and Tom Page.

The Board of Directors annually reviews the NASDAQ listing standards definition of independence for Audit Committee members and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 10A-3 of the Exchange Act of 1934). The Board of Directors has determined that Anthony Altig and Thomas A. Page qualify as “audit committee financial experts”, as defined in applicable SEC rules. The Board made a qualitative assessment of Anthony Altig’s and Thomas A. Page’s level of knowledge and experience based on a number of factors, including their formal education and experience as financial experts and their prior experience as certified public accountants. The Audit Committee met eight times during the fiscal year ended November 30, 2007.

Nominating, Corporate Governance and Compensation Committee

The Nominating, Corporate Governance and Compensation Committee provides assistance to the corporate directors in fulfilling their responsibility to the shareholders, potential shareholders, and investment community to ensure that the company's officers, key executives, and board members are compensated in accordance with the company's total compensation objectives and executive compensation policy. The committee advises, recommends, and approves compensation policies, strategies, and pay levels necessary to support organizational objectives. The committee maintains free and open means of communication between the board of directors and the chief executive officer of the corporation.

The Nominating, Corporate Governance and Compensation Committee responsibilities include:

•
Assisting the organization in defining an executive total compensation policy that (1) supports the organization's overall business strategy and objectives, (2) attracts and retains key executives, (3) links total compensation with business objectives and organizational performance in good and bad times, and (4) provides competitive total compensation opportunities at a reasonable cost while enhancing shareholder value creation.

•
Acts on behalf of the board of directors in setting executive compensation policy, administering compensation plans approved by the board of directors and shareholders, and making decisions or developing recommendations for the board of directors with respect to the compensation of key company executives.

•
Reviews and recommends to the full board of directors for approval the annual base salary levels, annual incentive opportunity levels, long-term incentive opportunity levels, executive prerequisites, employment agreements (if and when appropriate), change in control provisions/agreements (if and when appropriate), benefits, and supplemental benefits of the chief executive officer.

•	Evaluates annually chief executive officer and other key executives' compensation levels and payouts against (1) pre-established performance goals and objectives, and (2) an appropriate peer group.

•	Keeps abreast of current developments in executive compensation outside the company.

•
Meets regularly and/or as needed to consider the nomination and screening of board member candidates, evaluate the performance of the board and its members, as well as termination of membership of board members in accordance with corporate policy, conflicts of interest, for cause or other appropriate reasons.

•	Submits the minutes of all meetings of the Committee to, or discuss the matters discussed at each committee meeting with, the board of directors.

•	Administers the stock incentive plans.

The members of the Nominating, Corporate Governance and Committee are Ed Sigmond, Chairman, Tony Altig and Tom Page. The Committee met four times during the fiscal year ended November 30, 2007.

Director Candidates

The process followed by the Nominating, Corporate Governance and Compensation Committee to identify and evaluate director candidates includes requests to board members and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the Nominating, Corporate Governance and Compensation Committee and the Board.

In considering whether to recommend any particular candidate for inclusion in the Board's slate of recommended director nominees, the Nominating Committee applies certain criteria, including:

•the candidate's honesty, integrity and commitment to high ethical standards,

•demonstrated financial and business expertise and experience,

•understanding of our company, its business and its industry,

•actual or potential conflicts of interest, and

•the ability to act in the interests of all stockholders.

The Nominating, Corporate Governance and Compensation Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a significant breadth of experience, knowledge and abilities that will allow our Board to fulfill its responsibilities.

The Nominating, Corporate Governance and Compensation Committee will consider director candidates recommended by stockholders or groups of stockholders who have owned more than 5% of our common stock for at least a year as of the date the recommendation is made. Stockholders may recommend individuals to the Nominating, Corporate Governance and Compensation Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common stock for at least a year as of the date such recommendation is made, to the Nominating, Corporate Governance and Compensation Committee, c/o Corporate Secretary, MultiCell Technology, Inc., 86 Cumberland Street, Suite301, Woonsocket, Rhode Island 02895. Assuming that appropriate biographical and background material have been provided on a timely basis, the Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

Communicating with the Directors

The Board will give appropriate attention to written communications that are submitted by stockholders, and will respond if and as appropriate. The chair of the Audit Committee is primarily responsible for monitoring communications from stockholders and for providing copies or summaries to the other directors as he considers appropriate.

Communications are forwarded to all directors if they relate to important substantive matters and include suggestions or comments that the chair of the Audit Committee considers to be important for the directors to know. In general, communications relating to corporate governance and corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances and matters as to which we tend to receive repetitive or duplicative communications.

Stockholders who wish to send communications on any topic to the Board should address such communications to the Board of Directors, c/o Corporate Secretary, MultiCell Technologies, Inc., 68 Cumberland Street, Suite 301, Woonsocket, RI 02895. You should indicate on your correspondence that you are a MultiCell Technologies, Inc. stockholder.

Anyone may express concerns regarding questionable accounting or auditing matters or complaints regarding accounting, internal accounting controls or auditing matters to the Audit Committee by calling (401) 762-0045. Messages to the Audit Committee will be received by the chair of the Audit Committee and our Corporate Secretary. You may report your concern anonymously or confidentially.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended November 30, 2007, all Reporting Persons timely complied with all applicable filing requirements.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) as well as our employees. A copy of our code of business conduct and ethics is available on our website at  www.multicelltech.com under "Investors—Corporate Governance." We intend to post on our website all disclosures that are required by applicable law, the rules of the Securities and Exchange Commission or OTCBB listing standards concerning any amendment to, or waiver from, our code of business conduct and ethics.

Item 10. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Executive Compensation Objectives and Philosophy

Our executive compensation plan’s objectives are to attract and retain highly competent executives and to compensate them based upon a pay-for-performance philosophy. With the intent to increase short-term and long-term stockholder value, we have designed our executive compensation plan to reward:

•
individual performance as measured against personal goals and objectives that contain quantitative components wherever possible; such personal goals depend on the position occupied by our executive officers and can include achieving technological advances, broadening of our products and services offerings, or building a strong team; and

•
demonstration of leadership, team building skills and high ethical standards. We design our overall compensation to align the long-term interests of our executives with those of our stockholders. Our compensation plan is designed to encourage success of our executives as a team, rather than only as individual contributors, by attaining overall corporate success.

Elements of Executive Compensation

Executive compensation consists of the following elements:

•	Base salary; and

•	Long-Term Incentives.

Base Salary. The base salary for each executive is initially established through negotiation at the time the executive is hired, taking into account his or her scope of responsibilities, qualifications, experience, prior salary and competitive salary information within our industry. Year-to-year adjustments to each executive officer’s base salary are determined by an assessment of her or his sustained performance against individual goals, including leadership skills and the achievement of high ethical standards, the individual’s impact on the company’s business and financial results, current salary in relation to the salary range designated for the job, experience, demonstrated potential for advancement, and an assessment against base salaries paid to executives for comparable jobs in the marketplace. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies.

Long-Term Incentive Program. Our long-term incentives consist of stock option awards. The objective of these awards is to align the longer-term interests of our stockholders and our executive officers and to complement incentives tied to annual performance. We have historically elected to use stock options as our primary long-term equity incentive vehicle. We have not adopted stock ownership guidelines.

Why We Chose to Pay Each of the Executive Compensation Elements and How We Determine the Amount of Each Element

Base Salary. Base salary is paid to attract and retain our executives and to provide them with a level of predictable base compensation. Because base salary, in the first instance, is set at the time the executive is hired, it is largely market-driven and influenced by the type of position occupied, the level of responsibility, experience and training of each executive, and the base salary at his or her prior employment. Annual adjustments to base salary, if any, are influenced by the individual’s achievement of individual goals and the company’s achievement of its financial goals.

The base salaries we paid to our executives in 2007 are reflected in the summary compensation table below.

Long-Term Incentives. We grant stock options to our executives and directors as part of our executive compensation package program to directly link their interests to those of our stockholders, since stock options will only produce value to executives if the price of our stock appreciates. We believe that our compensation program must include long-term incentives such as stock options if we wish to hire and retain high-level executive talent. We also believe that stock options help to provide a balance to the overall executive compensation program as base salary and bonus awards focus only on short-term compensation. In addition, the vesting period of stock options encourages executive retention and the preservation of shareholder value. We base the number of stock options granted on the type and responsibility level of the executive’s position, the executive’s performance in the prior year and the executive’s potential for continued sustained contributions to our long-term success and the long-term interests of our stockholders. The number of stock options is also dependent on the number of options available in the option pool and the number of options already granted and vested to each individual executive.

The Level of Salary and Bonus in Proportion to Total Compensation

Because of the congruence of interests by our executives and our stockholders in sustained, long-term growth of the value of our stock, we seek to keep cash compensation in line with market conditions and, if justified by the Company’s financial performance, place emphasis on the use of options as a means of obtaining significantly better than average compensation.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($) (2)		Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
W. Gerald Newmin,	2007		$84,600		$0		$0		$0		$0		$0		$0		$84,600
Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and Director	2006		$68,682		$0		$88,226(1)		$0		$0		$0		$0		$166,908

Dr. Stephen Chang Ph.D. Chief Executive Officer, President, and Director	2007 2006	$ $	180,069 162,610	$ $	0 0	$ $	18,000(1) 80,000(1)	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	198,069 242,610

Dr. Ronald A. Faris Chief Science Officer, Senior Vice President	2007 2006	$ $	43,991 157,995	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	43,991 157,995

(1) Represents the fair market value of shares of our common stock paid in lieu of cash based on the closing market price of our common stock on the date of approval by our board of directors. A total of none and 246,037 shares were issued to Mr. Newmin in fiscal 2007 and 2006 respectively; and a total of 90,000 and 246,037 shares were issued to Dr. Chang in fiscal 2007 and 2006, respectively.

(2) Refer to Note 1, “Stock Based Compensation,” in the Notes to Consolidated Financial Statements included in the Annual Report on Form 10-KSB, filed on March 14, 2008 for the relevant assumptions used to determine the valuation of our option awards.

Contracts, Termination of Employment and Change-in-Control Arrangements

Employment Agreement with Stephen Chang, Ph.D. Effective January 29, 2005 and February 1, 2005, subject to the completion of the private placement offering completed on February 10, 2005, the Company entered into an employment agreement with Stephen Chang, Ph.D., as President, and a director and entered into a consulting agreement with Anthony Cataldo. Under the terms of these agreements both Dr. Chang and Mr. Cataldo will be paid $15,000 per month in a combination of stock and cash, plus directors fees of $3,000 for each board meeting attended. In the event that the Company terminates Dr. Chang’s employment, without cause (as defined in the agreements), or terminates his employment for good reason, he shall be entitled to receive severance pay in the form of salary continuation then in effect, less applicable deductions and withholdings, for a period of six (6) months. Dr. Chang was issued 1.0 million stock options under the Company’s equity incentive plan at $1.40 per share, the fair market value on the date of grant. The stock options will vest monthly over three years and expire in five years. The stock options and warrants granted to Dr. Chang will in no event be exercisable prior to an increase in the authorized number of shares of the Company’s common stock.

On November 16, 2005, the board of directors of MultiCell Technologies, Inc. (the “Company”) approved resolutions to pay Stephen Chang, a member of the board of directors and the Company’s President, $200,000 owed to Dr. Chang (the “Accrued Amount”) by MultiCell Immunotherapeutics, Inc. (“Sub”) that were accrued by Sub prior to the Company’s acquisition of Sub on September 7, 2005. The Accrued Amount represents compensation in consideration of services of Dr. Chang to Sub prior to the acquisition. Following the acquisition, Dr. Chang has served as President of Sub. Dr. Chang has also previously entered into an Employment Agreement with the Company dated as of February 1, 2005.

Dr. Chang will receive the Accrued Amount as follows: (a) $100,000 was paid in November 2005, $50,000 of which was paid in cash and $50,000 of which was paid in shares of the Company’s Common Stock based on the closing price per share of the Company’s Common Stock on November 16, 2005 (the date of issuance), and (b) $100,000 is to be paid in 2006, $50,000 of which is to be paid in cash and $50,000 of which is to be paid in shares of the Company’s Common Stock based on the closing price per share of the Company’s Common Stock on the date of issuance. Accordingly, the Company issued to Dr. Chang 73,529 shares of Common Stock on November 16, 2005 pursuant to the Company’s 2000 Employee Benefit Plan in consideration of the $50,000 to be paid in shares in November 2005. The closing price per share of the Company’s Common Stock on November 16, 2005 was $0.68. The Company also granted to Dr. Chang 121,951 shares of Common Stock on March 10, 2006 in consideration of $50,000 to be paid in 2006. The closing price per share of the Company’s Common Stock on March 10, 2006 was $0.41.

Employment Agreement with Ronald Faris, Ph.D. On May 26, 2005, the Company executed a new employment agreement with Ronald Faris, Ph.D., continuing his employment as Senior Vice President and Chief Science Officer. The agreement is for a term of three years and may be cancelled by Dr. Faris or by the Company at any time. The agreement provides for a base salary of $175,000 per year plus participation in the Company’s bonus and compensation programs for executive management, if and when established. In addition, Dr. Faris received a stock option (the “Option”) to purchase 200,000 shares of the Company’s Common Stock, at an exercise price of $1.40 per share. The Option will be exercisable for a period of five years and will vest monthly in equal installments over the three year term of the agreement. The agreement also provides that Dr. Faris shall be eligible to participate in any executive benefit plan made available to the Company’s executive or key management employees, including paid vacation and medical insurance. In the event Dr. Faris is terminated without cause (as defined in the agreement) or he terminates his employment for good reason (as defined in the agreement), Dr. Faris is entitled to receive severance pay equal to six months of his base salary then in effect. In addition, for a period of one year after his employment with the Company ends, Dr. Faris has agreed not to solicit the Company’s employees, consultants, customers, suppliers or distributors. Dr. Faris resigned his position with the Company effective February 28, 2007.

Outstanding Equity Awards at Fiscal Year-End

Stock Option Grants in Fiscal Year 2007

The Company grants options to its executive officers under its 2004 Equity Incentive Plan (the “Incentive Plan”). As of November 30, 2007, options to purchase a total of 2,110,000 shares were outstanding under the Incentive Plan and options to purchase 3,538,032 remained available for grant under the plan.

The following tables show for the fiscal year ended November 30, 2007, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
W. Gerald Newmin	50,000	0	0	$1.35	9/16/09	0	0	0	0

Stephen Chang, Ph.D.	50,000	0	0	$1.25	6/14/09	0	0	0	0
	50,000	0	0	$1.35	9/16/09	0	0	0	0
	1,000,000	83,333	83,333	$1.40	1/27/10	83,333	$3,333	83,333	$3,333

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Anthony F. Altig	0	$49,000(1)	0	0	$49,000
Stephen Chang, Ph. D.	0	$21,000(2)	0	0	$21,000
W. Gerald Newmin	0	$21,000(3)	0	0	$21,000
Thomas A. Page	0	$31,000(4)	0	0	$31,000
Edward Sigmond	0	$37,000(5)	0	0	$37,000

(1) Pursuant to the Company's director compensation plan, the director was entitled to receive 510,000 shares of common stock for services provided during 2007; however, such shares have not been issued to date.
(2) Pursuant to the Company's director compensation plan, the director was entitled to receive 230,000 shares of common stock for services provided during 2007; however, 170,000 shares have not been issued to date.
(3) Pursuant to the Company's director compensation plan, the director was entitled to receive 230,000 shares of common stock for services provided during 2007; however, such shares have not been issued to date.
(4) Pursuant to the Company's director compensation plan, the director was entitled to receive 360,000 shares of common stock for services provided during 2007; however, such shares have not been issued to date.
(5) Pursuant to the Company's director compensation plan, the director received 470,000 shares of common stock for services provided during 2007.

Director Compensation Arrangements

Each director of the Company receives fee of $3,000 for each board meeting attended. The Chairman of the Audit Committee was paid $4,000 per meeting for each Audit committee meeting attended during the year and each committee member received $1,000 per meeting attended. The Chairman of the Nominating, Corporate Governance and Compensation Committee was paid $2,000 per Compensation Committee meeting attended and members of the Committee were paid $1,000 per meeting attended. All directors’ fees were paid in shares of common stock based on the market price of the stock on the date of grant by the board. In the fiscal year ended November 30, 2007, the total compensation paid to non-employee directors in the form of stock was $184,000. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in attending Board meetings in accordance with Company policy.

Each director of the Company also receives stock option grants under the 2004 Equity Incentive Plan (which shall be referred to as the “Directors’ Plan”). Directors of the Company or an affiliate of such directors (as defined in the Internal Revenue Code) are eligible to receive options under the Directors’ Plan. Options granted under the Directors’ Plan are intended by the Company not to qualify as incentive stock options under the Internal Revenue Code.

Option grants under the Directors’ Plan are non-discretionary. Each non-employee director is granted 50,000 stock options on the date he or she joins the Board of Directors. The exercise price of options granted under the Directors’ Plan is 100% of the fair market value of the common stock subject to the option on the date of the option grant. The standard terms of the plan call for vesting in equal installments over three years and expiring in five years.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Directors, Officers and 5% Stockholders

The following table sets forth, as of November 30, 2007, certain information as to shares of our common stock owned by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and executive officers named in our summary compensation table, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each named beneficial owner is the same as that of our principal executive offices located at 86 Cumberland Street, Suite 301, Woonsocket, Rhode Island, 02895.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)
David Firestone (3)	15,944,546	26.5%
Monarch Pointe Fund, LTD (4)	11,835,309	21.7%
W. Gerald Newmin (5)	7,885,042	16.2%
Mercator Momentum Fund III, LP (6)	5,126,315	10.3%
Asset Managers International, LTD (7)	3,177,770	6.45%
Mercator Momentum Fund, LP (8)	2,526,360,	5.3%
Thomas A. Page (9)	1,358,542	2.9%
Stephen Chang, Ph.D. (10)	1,916,445	4.0%
Edward Sigmond (11)	1,049,806	2.3%
Anthony Altig (12)	375,139.8%
La Jolla Cove Investors (13)	10,000,000	17.9%
All executive officers and directors as a group (Six persons)	12,584,974	26.2%
_______
(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the Commission, shares of common stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, or other rights, are deemed outstanding for purposes of computing shares beneficially 46,029,209, shares outstanding on November 30, 2007.

(2)	Unless otherwise noted, all shares listed are owned of record and the record owner has sole voting and investment power, subject to community property laws where applicable.

(3)
David F. Firestone is the managing member of MAG Capital, LLC, a California limited liability company (“MAG”). Mercator Momentum Fund, L.P. and Mercator Momentum Fund III, L.P. are private investment limited partnerships organized under California law. The general partner of each fund is MAG. Monarch Pointe Fund, Ltd. is a corporation organized under the laws of the British Virgin Islands. MAG controls the investments of Monarch Pointe Fund, Ltd., Mercator Momentum Fund, L.P. and Mercator Momentum Fund III, L.P. which investments include an estimated 4,880,000 shares of common stock issuable upon the conversion of outstanding shares of our Series I Preferred Stock, 3,543,438 shares of common stock issuable upon the conversion of outstanding shares of our Series B preferred stock and 9,207,230 shares of common stock issuable upon exercise of outstanding warrants. Assumes a conversion price of $0.25 on the Series I Preferred Stock and a conversion price of $0.32 on the Series B Preferred Stock, which would have been the applicable conversion prices if the conversion had occurred on November 30, 2006. MAG agreed not to convert preferred shares or to exercise warrants to the extent such holder’s beneficial ownership of common stock will exceed 9.99% of the common stock then outstanding. The address for this entity is c/o MAG Capital, LLC, 555 South Flower Street, Suite 4200 Los Angeles, CA 90071.

(4)
Includes an estimated 2,293,600 shares of common stock issuable upon the conversion of outstanding shares of our Series I Preferred Stock, 2,465,937 shares of common stock issuable upon the conversion of outstanding shares of our Series B Preferred Stock and 6,126,955 shares of common stock issuable upon exercise of outstanding warrants. Assumes a conversion price of $0.25 on the Series I Preferred Stock and a conversion price of $0.32 on the Series B Preferred Stock, which would have been the applicable conversion price if the conversion had occurred on November 30, 2007. MAG has agreed not to convert preferred shares or to exercise warrants to the extent such holder’s beneficial ownership of common stock will exceed 9.99% of the common stock then outstanding. The address for this entity is c/o MAG Capital, LLC, 555 South Flower Street, Suite 4200 Los Angeles, CA 90071.

(5)
Includes an estimated 1,229,065 stock purchase warrants at $0.20 per share, 1,372,000 stock purchase warrants at $0.50 per share and 694,133 shares of our common stock and warrants for 262,000 shares of our common stock owned by Mr. Newmin’s spouse, over which Mr. Newmin disclaims beneficial ownership. Includes 50,000 shares issuable under options, which are exercisable within 60 days of November 30, 2007 and 1,310,000 shares in the form of warrants.

(6)
Includes an estimated 1,073,600 shares of common stock issuable upon the conversion of outstanding shares of our Series I Preferred Stock, 1,077,500 shares of common stock issuable upon the conversion of outstanding shares of our Series B Preferred Stock and 2,795,491 shares of common stock issuable upon exercise of outstanding warrants. Assumes a conversion price of $0.25 on the Series I Preferred Stock and a conversion price of $0.32 on the Series B Preferred Stock, which would have been the applicable conversion price if the conversion had occurred on November 30, 2007. MAG has agreed not to convert preferred shares or to exercise warrants to the extent such holder’s beneficial ownership of common stock will exceed 9.99% of the common stock then outstanding. The address for this entity is c/o MAG Capital, LLC, 555 South Flower Street, Suite 4200 Los Angeles, CA 90071.

(7)
Includes an estimated 3,177,770 shares of common stock issuable upon exercise of outstanding warrants and an estimated 5,081,875 shares of common stock issuable upon the conversion of outstanding shares of our Series I Preferred Stock,. Pentagon Special Purposes Fund, Ltd. has agreed not to convert preferred shares or to exercise warrants to the extent such holder’s beneficial ownership of common stock will exceed 9.99% of the common stock then outstanding. The address for this entity is c/o Pentagon Capital Management Plc, Craigmuir Chambers, Road Town, Tortola, British Virgin Islands.

(8)
Includes an estimated 1,512,800 shares of common stock issuable upon the conversion of outstanding shares of our Series I Preferred Stock, and 505,523 shares of common stock issuable upon exercise of outstanding warrants. Assumes a conversion price of $0.25 on the Series I Preferred Stock which would have been the applicable conversion price if the conversion had occurred on November 30, 2007. MAG has agreed not to convert preferred shares or to exercise warrants to the extent such holder’s beneficial ownership of common stock will exceed 9.99% of the common stock then outstanding. The address for this entity is c/o MAG Capital, LLC, 555 South Flower Street, Suite 4200 Los Angeles, CA 90071.

(9)
Includes (i) 475,903 shares issuable upon the exercise of common stock warrants at $0.20 per share, (ii) 350,000 shares issuable upon the exercise of common stock warrants at $0.50 per share and (iii) 100,000 shares issuable under options which are exercisable within 60 days of November 30, 2007.

(10)
Includes (i) 364,071 shares issuable upon the exercise of common stock warrants at $0.20 per share, (ii) 1,046,667 shares issuable under options which are exercisable within 60 days of November 30, 2007.

(11)
Includes (i) 161,577 shares issuable upon the exercise of common stock warrants at $0.20 per share and (ii) 50,000 shares issuable under options which are exercisable within 60 days of November 30, 2007.

(12)
Includes (i) 172,930 shares issuable upon the exercise of common stock warrants at $0.20 per share and (ii) 50,000 shares issuable under options which are exercisable within 60 days of November 30, 2007.

(13)
Includes (i) a maximum 10,000,000 shares issuable upon the exercise of a common stock warrant at $1.09 per share. The selling security holder has agreed not to acquire shares to the extent such holder’s beneficial ownership of common stock will exceed 9.99% of the common stock then outstanding.

EQUITY COMPENSATION PLAN INFORMATION

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

The shares of common stock may be issued pursuant to stock awards may include an annual increase to be added of the first day of each Company fiscal year, beginning in 2005 and ending in (and including) 2013, equal to the lesser of the following amounts: (a) 5% of the Company’s outstanding shares of common stock on the day preceding the first day of such fiscal year; (b) 5,000,000 shares of common stock; or (c) an amount determined by the Board.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, none of the following parties has, in the fiscal year ending November 30, 2007, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

•Any of our directors or officers,

•Any person proposed as a nominee for election as a director,

•Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock,

•Any of our promoters, and

•Any relative or spouse of any of the foregoing persons who has the same house as such person.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since December 1, 2006, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest, other than the transactions described below. All future transactions between us and any of our directors, executive officers or related parties will be subject to the review and approval of our Audit Committee.

Board Determination of Independence

The Company complies with the standards of "independence" prescribed by rules set forth by the National Association of Securities Dealers ("NASD"). Accordingly, a director will only qualify as an "independent director" if, in the opinion of our Board of Directors, that person does not have a material relationship with our company which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. A director who is, or at any time during the past three years, was employed by the Company or by any parent or subsidiary of the Company, shall not be considered independent. Accordingly, Tony Altig, Tom Page and Ed Sigmond meet the definition of "independent director" under Rule 4200(A)(15) of the NASD Manual; Dr. Chang and Mr. Newmin do not.

Item 13. EXHIBITS

Please see the Exhibit Index which follows the signature page to this annual report on Form 10-KSB and which is incorporated by reference herein.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees of (i) J.H. Cohn, LLC., our former independent auditor, and (ii) Hansen, Barnett and Maxwell, our current independent auditor, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two years for other services:

Fee Category	2007		2006
Audit Fees(1)	$80,175	*	$151,950
Audit-Related Fees(2)	$47,000		$42,000
Tax Fees(3)	$0		$0
All Other Fees(4)	$0		$0

*This amount includes fees of Hansen, Barnett & Maxwell, P.C, our current independent auditor who was engaged in 2007, and the remaining amounts set forth in the table reflect fees of J. H. Cohn, LLC, our former independent auditor.

(1)Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended November 30, 2007 and 2006.

(2)Audit related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees." These fees include review of registration statements and participation at meetings of the audit committee.

(3)Tax fees consist of aggregate fees billed for professional services for tax compliance, tax advice and tax planning.

(4)All other fees consist of aggregate fees billed for products and services provided by the independent auditor, other than those disclosed above. These fees include services related to certain accounting research and assistance with a regulatory matter.

The Company's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. To the extent that additional services are necessary beyond those specifically budgeted for, the audit committee and management pre-approve such services on a case-by-case basis. All services provided by the independent auditors were approved by the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15D of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

MULTICELL TECHNOLOGIES, INC.
(Registrant)

By /s W. Gerald Newmin
W. Gerald Newmin
Chairman, CEO, CFO, President, Treasurer and Secretary
Dated May 22, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Gerald Newmin W. Gerald Newmin	Chairman ,CEO, CFO, President, Treasurer and Secretary	May 22, 2008

/s/ Stephen Chang Stephen Chang	Director	May 22, 2008
May 22, 2008
/s/ Edward Sigmond Edward Sigmond	Director	May 22, 2008
May 22, 2008
/s/ Thomas A. Page Thomas A. Page	Director	May 22, 2008

/s/ Anthony Altig Anthony Altig	Director	May 22, 2008

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
4.1(1)	Form of Warrant to Purchase Common Stock dated February 1, 2006 issued by the Company to Trilogy Capital Partners, Inc.
4.2(2)	Warrants for the purchase of 1,572,327 Shares of Common Stock of the Registrant dated May 3, 2006.
4.3(3)	Form of Warrant to Purchase Common Stock (Cashless Exercise) dated July 14, 2006 issued by the Registrant to certain investors.
4.4(3)	Form of Warrant to Purchase Common Stock (Cash Exercise), dated July 14, 2006, issued by the Registrant to certain investors.
4.5(3)	Certificate of Designation of Series B Convertible Preferred Stock, as filed on July 14, 2006.
4.6(3)	Form of Registration Rights Agreement dated July 14, 2006 by and between the Registrant and certain investors.
4.7(4)	Amended and Restated Warrant to Purchase Common Stock issued to Anthony Cataldo dated July 25, 2006.
4.8(5)	Amended and Restated Registration Rights Agreement, dated as of October 5, 2006, by and between the Registrant and Fusion Capital Fund II, LLC.
10.1(6)	Letter Agreement between Amarin and the Company dated October 26, 2006
10.2(3)	Form of Shares of Series B Convertible Preferred Stock and Common Stock Warrants Subscription Agreement dated July 14, 2006 by and between the Registrant and certain investors.
10.3(4)	Separation Agreement and Release by and between the Company and Anthony Cataldo dated July 25, 2006.
10.4(7)	Separation Agreement and Release by and between the Company and Gerard A. Wills dated September 28, 2006.
10.5(7)	Consulting Agreement by and between the Company and Gerard A. Wills, dated September 28, 2006.
10.6(5)	Amended and Restated Common Stock Purchase Agreement, dated as of October 5, 2006, by and between the Registrant and Fusion Capital Fund II, LLC.
10.7(2)	Common Stock Purchase Agreement, dated as of May 3, 2006, by and between the Registrant and Fusion Capital Fund II, LLC.
10.8(8)	Letter Agreement between Amarin and the Company dated June 28, 2006
10.9*	Worldwide Exclusive License Agreement dated as of December 31, 2005 between the Registrant and Amarin Neuroscience Limited.
10.10(10)	Employment Offer Letter, dated December 23, 2005, between the Registrant and Gerard A. Wills.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302
31.2*	Certification of Chief Financial Officer Pursuant to Section 302
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

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

At November 30, 2007 and 2006, the Company had reserved 312,670,351 and 36,840,063 shares of common stock, respectively, for potential future issuances upon exercise of outstanding warrants and options, and conversion of convertible preferred stock as follows:

-F26-

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2007 and 2006

Note 13 – Common Stock (Continued)

	November 30, 2007	November 30, 2006
Warrants (Note 10)	35,440,946	23,160,545
Stock options (Note 15)	2,210,000	2,860,000
Series B Redeemable Convertible Stock (Note 12)	3,543,438	5,274,063
Series I Preferred stock (Note 12)	4,880,000	5,545,455
LJCI Convertible debentures (Note 14)	266,595,967	0
Totals	312,670,351	36,840,063

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

Based on the excess of the aggregate fair value of the common shares that would have been issued if the $250,000 convertible debentures had been converted immediately over the proceeds allocated to the convertible debentures, the investors received a beneficial conversion feature for which the Company recorded an increase in additional paid-in-capital of $62,500, which has been amortized into interest expense over the term of the Initial Debenture.

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

MULTICELL TECHNOLOGIES, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2007 and 2006

Note 14- Convertible Debentures (Continued)

The Second Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Second Debenture being converted multiplied by 110, minus the product of the Conversion Price multiplied by 100 times the dollar amount of the Second Debenture being converted, with entire result divided by the Conversion Price. The Conversion Price is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert. As of November 30, 2007, the Second Debenture could have been converted by LJCI into approximately 265 million shares of common stock, which would require LJCI to simultaneously exercise and purchase all of the 10 million shares of common stock under the LJCI Warrant at $1.09 per share. For the Second Debenture, upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the debenture that holder elected to convert in such conversion notice, plus accrued and unpaid interest. After February 28, 2008, the Company, at its sole discretion, shall have the right, without limitation or penalty, to redeem the outstanding principal amount of this debenture not yet converted by holder into Common Stock, plus accrued and unpaid interest thereon.

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