Form 10QSB
period 2008-05-31
MultiCell Technologies, Inc.
filed 2008-07-15
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended May 31, 2008.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number
001-10221

MultiCell Technologies, Inc.
(Name of small business issuer in its charter)

DELAWARE	52-1412493
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

68 Cumberland Street, Suite 301
Woonsocket, RI 02895
(Address of principal executive offices)

401-762-0045
(Issuer’s telephone number, including area code)

701 George Washington Highway
Lincoln, RI 02865
(Former name, former address and former fiscal year, if changed since last report)

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

As of July 14, 2008, the issuer had 69,283,249 shares of Common Stock, $.01 par value, outstanding.

PART I FINANCIAL INFORMATION
Item 1: Financial Statements

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31,	November 30,
	2008	2007
ASSETS

Current assets
Cash and cash equivalents	$78,779	$411,691
Accounts and royalties receivable	675	31,582
Other current assets	30,178	59,431
Total current assets	109,632	502,704

Equipment and improvements, net	20,270	36,354

Intangible assets, net of accumulated amortization	1,095,881	1,130,397

Other assets	25,612	22,210

Total assets	$1,251,395	$1,691,665

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Convertible debentures, net of discount	$-	$44,924
Due stockholders and affiliates	-	202,081
Accounts payable and accrued expenses	1,352,305	1,383,424
Current portion of deferred revenue	156,900	94,440
Total current liabilities	1,509,205	1,724,869

Non-current liabilities
Convertible debentures, net of discount and current portion	24,670	15,000
Deferred income, net of current portion	720,671	745,329
Total non-current liabilities	745,341	760,329

Total liabilities	2,254,546	2,485,198

Minority interest	-	-

Commitments and contingencies	-	-

Series B redeemable convertible preferred stock, 17,000 shares designated; 16,262 shares issued and outstanding; liquidation value of $1,852,147 and $1,777,748 at May 31, 2008
and November 30, 2007, respectively	1,812,147	1,737,748

Stockholders' Deficiency
Series I convertible preferred stock, $0.01 par value; 1,000,000 shares authorized; 12,200 shares designated; 5,734 and 12,200 shares issued and outstanding at May 31, 2008 and November 30, 2007, respectively; liquidation value of $573,400 and $1,220,000 at
May 31, 2008 and November 30, 2007, respectively	57	121
Common stock, $0.01 par value; 200,000,000 shares authorized;
65,033,577 and 48,690,777 shares issued and outstanding at
May 31, 2008 and November 30, 2007, respectively	650,336	486,908
Additional paid-in capital	33,571,706	33,365,590
Accumulated deficit	(37,037,397)	(36,383,900)
Total stockholders' deficiency	(2,815,298)	(2,531,281)

Total Liabilities and Stockholders' Deficiency	$1,251,395	$1,691,665

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2008	2007	2008	2007

Revenue	$44,482	$34,381	$101,528	$81,267

Operating expenses
Selling, general and administrative	230,391	463,665	447,259	1,751,559
Research and development	94,138	103,892	201,877	464,965
Depreciation and amortization	20,463	27,378	40,971	54,756

Total operating expenses	344,992	594,935	690,107	2,271,280

Loss from operations	(300,510)	(560,554)	(588,579)	(2,190,013)

Other income (expense)
Interest expense	(7,066)	(26,199)	(21,136)	(26,896)
Interest income	585	-	1,004	4
Gain on sale of equipment	3,607	-	29,613	-
Minority interest in net loss of subsidiary	-	-	-	14,248

Total other income (expense)	(2,874)	(26,199)	9,481	(12,644)

Net loss	(303,384)	(586,753)	(579,098)	(2,202,657)

Preferred stock dividends	(37,403)	(39,027)	(74,399)	(78,056)

Net loss attributable to common stockholders	$(340,787)	$(625,780)	$(653,497)	$(2,280,713)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.06)

Basic and Diluted Weighted-Average
Common Shares Outstanding	59,851,637	42,887,353	55,374,026	40,951,158

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Unaudited)
For the Six Months Ended May 31, 2008

					Additional		Total
	Preferred Stock - Series I		Common stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance at Novmeber 30, 2007	12,200	$121	48,690,777	$486,908	$33,365,590	$(36,383,900)	$(2,531,281)

Common stock issued for
services	-	-	2,747,807	27,478	32,522	-	60,000

Issuance of common stock
in payment of liability to
stockholders and affiliates	-	-	2,527,638	25,276	176,805	-	202,081

Issuance of common stock
for conversion of 7.75%
debentures	-	-	4,710,250	47,102	817	-	47,919

Issuance of common stock
for conversion of 4.75%
debentures	-	-	3,821,372	38,214	(37,884)	-	330

Issuance of common stock
for exercise of warrants	-	-	33,000	330	35,640	-	35,970

Insuance of common stock for
conversion of Series I
preferred stock	(6,466)	(64)	2,586,400	25,864	(25,800)	-	-

Stock-based compensation	-	-	-	-	23,180	-	23,180

Dividends on Series B
preferred stock	-	-	-	-	-	(74,399)	(74,399)

Adjustment of shares issued
in prior periods	-	-	(83,667)	(836)	836	-	-

Net loss	-	-	-	-	-	(579,098)	(579,098)

Balance at May 31, 2008	5,734	$57	65,033,577	$650,336	$33,571,706	$(37,037,397)	$(2,815,298)

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	May 31,	May 31,
	2008	2007
Cash flows from operating activities
Net loss	$(579,098)	$(2,202,657)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	40,971	54,756
Stock-based compensation for services	83,180	911,474
Minority interest in loss of subsidiary	-	(14,248)
Gain on sale of equipment	(29,613)	-
Interest expense from amortization of discount
on convertible debentures	12,995	20,625
Changes in assets and liabilities
Accounts and royalties receivable	30,907	(1,067)
Other current assets	46,591	10,114
Other assets	5,525	4,998
Accounts payable and accrued liabilities	(31,119)	451,908
Deferred income	37,802	(26,559)
Net cash used in operating activities	(381,859)	(790,656)

Cash flows from investing activities
Collection of principal on note receivable	8,400	-
Proceeds from sale of equipment	4,577	-
Net cash provided by investing activities	12,977	-

Cash flows from financing activities
Proceeds from issuance of convertible debentures	-	350,000
Proceeds from issuance of common stock, net	35,970	450,000
Preferred stock dividends	-	(13,010)
Redemption of Series B convertible preferred stock	-	(61,500)
Net cash provided by financing activities	35,970	725,490
Net decrease in cash and cash equivalents	(332,912)	(65,166)
Cash and cash equivalents at beginning of period	411,691	77,611
Cash and cash equivalents at end of period	$78,779	$12,445

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,204	$3,337
Noncash Investing and Financing Activities:
Accrual of dividends on Series B preferred stock	$74,399	$78,056
Issuance of common stock in payment of liability to
stockholders and affiliates	202,081	-
Issuance of common stock for conversion of 7.75% debentures	47,919	-
Issuance of common stock for conversion of 4.75% debentures	330	-
Issuance of common stock for conversion of Series I preferred stock	64	-
Issuance of note receivable in connection with the sale of equipment	34,665	-
Settlement of accrued expenses with common stock	-	133,500
Discount and beneficial conversion feature of convertible debentures	-	162,500

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS, BASIS OF PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS

ORGANIZATION AND NATURE OF OPERATIONS

MultiCell Technologies, Inc. (“MultiCell”), operates three subsidiaries, MCT Rhode Island Corp. (“MCT”), Xenogenics Corporation (“Xenogenics”), and MultiCell Immunotherapeutics, Inc. (“MCTI”). MCT is a 100%-owned subsidiary that has been inactive since its formation in 2004. (“Xenogenics”), is a 56.4%-owned subsidiary with a focus on the research and development of Sybiol technology. Xenogenics has not generated any revenues as of May 31, 2008. MultiCell holds approximately 67% of the outstanding shares (on as as if converted basis) of MCTI. As used herein, the “Company” refers to MultiCell, together with MCT, Xenogenics, and MCTI.

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell Technologies, Inc. and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended November 30, 2007 previously filed with the SEC. The results of operations for the three-month and six-month periods ended May 31, 2008 are not necessarily indicative of the operating results for the fiscal year ending November 30, 2008. The condensed consolidated balance sheet as of November 30, 2007 has been derived from the Company’s audited financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement was originally effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company adopted the effective portions of SFAS 157 effective December 1, 2007, which did not have a significant impact on the Company’s condensed consolidated unaudited financial statements. The Company is currently evaluating the impact of the remaining portions of SFAS 157 on its financial statements and anticipates that the adoption of those portions of the statement will not have a significant impact on the reporting of its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of SFAS No. 115 (SFAS 159). SFAS 159 allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the Company elects for similar types of assets and liabilities. This statement was effective for fiscal years beginning after November 15, 2007. Accordingly, the Company adopted the provisions of SFAS 159 effective December 1, 2007. The Company did not elect the fair value measurement option for any of its financial assets or liabilities.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently evaluating this new statement and anticipates that the statement will not have a significant impact on the reporting of its results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, (“SFAS No. 161”), which requires companies to provide additional disclosures about its objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations, and how the derivative instruments and related hedged items affect the Company’s financial statements. SFAS No. 161 also requires companies to disclose information about credit risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not currently believe adoption will have a material impact on the Company’s financial position or operating results.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of May 31, 2008, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $37,037,397. The Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, the Company’s therapeutic for the treatment of fatigue in multiple sclerosis patients. Management is evaluating several sources of financing for its clinical trial program. Additionally, with the strategic shift in focus to therapeutic programs and technologies, management expects the Company’s future cash requirements to increase significantly as it advances its therapeutic programs into clinical trials. Until the Company is successful in raising additional funds, it may have to prioritize its therapeutic programs and delays may be necessary in some of its development programs.

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

NOTE 3. CONVERTIBLE DEBENTURES

On February 28, 2007, the Company entered into a Debenture Purchase Agreement (the “Debenture Purchase Agreement”) with La Jolla Cove Investors, Inc. (“LJCI”) pursuant to which the Company sold a convertible debenture to LJCI in the principal amount of $1,000,000 (receivable in four payments) maturing on February 28, 2008 (the “Initial Debenture”). The first payment of $250,000 was received by the Company on March 7, 2007. The Initial Debenture accrued interest at 7.75% per year, payable monthly in cash or common stock. Under the terms of this agreement, certain officers, director and shareholders of the Company pledged 2,527,638 shares of common stock and guaranteed the repayment of a $250,000 advance against the Initial Debenture. As of November 30, 2007, LJCI had sold all of the pledged shares, received proceeds of $202,081, and reduced the amount due on the advance to $47,919. At November 30, 2007, the proceeds from the sale of the pledged shares was recorded as a liability in the amount of $202,081 to the stockholders and affiliates who had pledged their stock as collateral on the Initial Debenture. LJCI notified the Company that it intended to convert the remaining balance into shares of the Company’s common stock subject to the terms set forth in the Debenture Purchase Agreement. During the six months ended May 31, 2008, LJCI converted the remaining $47,919 of the Initial Debenture into 4,710,250 shares of common stock.

The Initial Debenture was convertible at the option of LJCI at a conversion price equal to the lesser of the fixed conversion price of $1.00, or 80% of the average of the lowest three daily volume weighted average trading prices per share of the Company’s common stock during the twenty trading days immediately preceding the conversion date. For the Initial Debenture, if the holders elected to convert a portion of the debentures and, on the day that the election was made, the volume weighted average price was below $0.16, the Company would have the right to repay that portion of the debenture that the holder elected to convert, plus any accrued and unpaid interest, at 150% of each amount. In the event that the Company elected to repay that portion of the debenture, holder would have the right to withdraw its conversion notice.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Second Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Second Debenture being converted multiplied by 110, minus the product of the Conversion Price multiplied by 100 times the dollar amount of the Second Debenture being converted, with the entire result divided by the Conversion Price. The Conversion Price is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert. During the six months ended May 31, 2008, LJCI converted $330 of the Second Debenture into 3,821,372 shares of common stock. Simultaneously with this conversion, LJCI exercised warrants to purchase 33,000 shares of the Company’s common stock. Proceeds from the exercise of the warrants were $35,970. As of May 31, 2008, the remainder of the Second Debenture in the amount of $99,670 could have been converted by LJCI into approximately 1.8 billion shares of common stock, which would require LJCI to simultaneously exercise and purchase all of the remaining 9,967,000 shares of common stock under the LJCI Warrant at $1.09 per share. For the Second Debenture, upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the debenture that holder elected to convert in such conversion notice, plus accrued and unpaid interest. After February 28, 2008, the Company, at its sole discretion, has the right, without limitation or penalty, to redeem the outstanding principal amount of this debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

A discount representing the value of 10 million warrants issued in the amount of $73,727 was recorded as a reduction to the note. The discount was calculated based on the relative fair values of the convertible debenture and the warrants. The fair market value of the warrants used in the above calculation was determined under the Black-Scholes option-pricing model. Additionally, based on the excess of the aggregate fair value of the common shares that would have been issued if the Second Debenture had been converted immediately over the proceeds allocated to the convertible debenture, the investors received a beneficial conversion feature for which the Company recorded an increase in additional paid-in-capital of $26,273 and a corresponding discount to the debenture. These discounts, in the aggregate amount of $100,000, are being amortized over the 60-month term of the debenture as a charge to interest expense.

Pursuant to the Registration Rights Agreement with LJCI dated February 28, 2007 (the "Rights Agreement"), the Company agreed to register for resale under the Securities Act of 1933, as amended, 12,000,000 shares of common stock issuable upon conversion of the Initial Debenture, and to use commercially reasonable best efforts to have the Registration Statement declared effective by May 29, 2007. There is no guarantee that the SEC will declare the Registration Statement effective. In the event that the Registration Statement is not declared effective by the required dates, then LJCI may claim the Company is in default on these agreements, and the Company may face certain liquidated damages in addition to other rights that LJCI may have. As of May 31, 2008, the Registration Statement had not been declared effective by the SEC and the Company has not received notice of default from LJCI.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company will pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of the Wall Street Journal Prime Rate plus 1%, or 9%. In no event will the dividend rate be greater than 12% per annum. The dividend will be payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first day of that month. In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares will be reduced to 85% of the otherwise applicable conversion price. During the six months ended May 31, 2008, the Company accrued preferred dividends in the amount of $74,399 on the Series B preferred stock. Total accrued preferred dividends on the Series B preferred stock are $225,947 at May 31, 2008, and are reported as part of the carrying value of the Series B redeemable convertible preferred stock in the accompanying balance sheet.

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

NOTE 5. SERIES I CONVERTIBLE PREFERRED STOCK

The Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares of preferred stock. The Board of Directors originally designated 20,000 shares as Series I convertible preferred stock. On July 13, 2004, the Company completed a private placement of Series I convertible preferred stock. A total of 20,000 shares were sold to accredited investors at a price of $100 per share.

The Series I shares are convertible at any time into common stock at 80% of the average trading price of the lowest three inter-day trading prices of the common stock for the ten days preceding the conversion date, but at an exercise price of no more than $1.00 per share and no less than $.25 per share. The conversion of the Series I preferred stock is limited to 9.99% of the Company’s common stock outstanding on the date of conversion. During the six months ended May 31, 2008, Series I preferred stockholders converted 6,466 shares of preferred stock into 2,586,400 shares of the Company’s common stock.

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

During the three months ended May 31, 2008, the Company issued 2,039,474 shares of common stock to a consultant for services performed in the amount of $30,000, or an average of approximately $0.015 per share. During the six months ended May 31, 2008, the Company issued 2,747,807 shares of common stock to this consultant for services performed in the amount of $60,000, or an average of approximately $0.022 per share.

During the three months ended May 31, 2007, the Company issued 2,273,722 shares of common stock to members of the Board of Directors and to certain consultants for services performed and in settlement of certain accrued expenses. The total value of the shares issued was $403,195, or an average of approximately $0.177 per share. During the six months ended May 31, 2007, the Company issued 2,398,203 shares of common stock to the members of the Board of Directors and to consultants for services performed and in settlement of certain accrued expenses. The total value of the shares issued was $433,195, or an average of approximately $0.181 per share.

NOTE 7. LICENSE AGREEMENTS AND DEFERRED REVENUE

On October 9, 2007, MultiCell Technologies, Inc. (“MultiCell”) executed an exclusive license and purchase agreement (the “Agreement”) with Corning Incorporated (“Corning”) of Corning, New York. Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell MultiCell’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (ADME/Tox assays). MultiCell retained and will continue to support all of its existing licensees, including Pfizer, Bristol-Myers Squibb, and Eisai. MultiCell retains the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays. MultiCell also retains rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol(R) liver assist device, to produce therapeutic proteins using the Company’s BioFactories(TM) technology, to identify drug targets and for other applications related to the Company’s internal drug development programs.

In consideration for the license granted, Corning paid MultiCell $375,000 upon execution of the Agreement, and an additional $375,000 upon the completion of a transition period. In addition, Corning purchased inventory and equipment from MultiCell and reimbursed MultiCell for laboratory costs and other expenses during a transition period. The Company will recognize the income ratably over a 17 year period. The Company recognized $11,029 and $22,059 in income for the three months and six months ended May 31, 2008, respectively. The balance of deferred revenue from this license is $720,588 at May 31, 2008.

The Company has other license agreements with Eisai and with Pfizer, for which revenues are being deferred. During the three months ended May 31, 2008, the Company received $121,030 from Eisai representing the second annual installment under their five-year agreement. The Company recognized revenue from the agreements with Eisai and Pfizer in the amounts of $31,302 and $1,300, respectively, for the three months ended May 31, 2008. For the six months ended May 31, 2008, the Company recognized revenue from the agreements with Eisai and Pfizer in the amounts of $58,570 and $2,600, respectively. For the six months ended May 31, 2007, the Company recognized revenue from the agreements with Eisai and Pfizer in the amounts of $9,118 and $2,600, respectively. The balances of deferred revenue from the agreements with Eisai and Pfizer are $107,582 and $49,400, respectively, at May 31, 2008, which will be amortized into revenue through April 2009 for Eisai and through January 2018 for Pfizer.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On December 1, 2005, the Company entered into a Research Agreement (the “Agreement”) with the Trustees of Columbia University (“Columbia”). The Company was to provide financial support for the research during the two year term of the Agreement in an aggregate amount of at least approximately $310,000, subject to certain adjustments. The Company also paid Columbia an additional $50,000 in consideration of Columbia’s grant to the Company of an option to enter into an exclusive worldwide license for any invention resulting from the research, subject to certain conditions. During the six months ended May 31, 2007, the Company terminated the Agreement with Columbia University. As a result of the termination of the Agreement, the Company was no longer liable for financial support and eliminated the amount accrued as an offset to research and development charges during the six months ended May 31, 2007.

On December 31, 2005, the Company entered into a worldwide Exclusive License Agreement (the “License Agreement”) with Amarin Neuroscience Limited (“Amarin”). Among other things, the License Agreement provides that Amarin shall grant to the Company and its affiliates an exclusive worldwide license with respect to therapeutic or commercial uses of certain technology of Amarin. The License Agreement, which was for a term equal to the life of the patents licensed, required MultiCell to make an initial non-refundable payment of $500,000 to Amarin in January 2006 in addition to a second non-refundable payment of $500,000 in May 2006. On June 28, 2006, the Company entered into a letter agreement with Amarin amending the timing of the second license payment. Under the terms of the letter agreement, the original second payment due to Amarin was split into three payments. The first payment of $100,000 was made on July 17, 2006, the second payment was made on November 2, 2006, and the final payment for 2006 was made on December 13, 2006. Since no income can be projected from this license, the Company recorded as a charge to research and development $300,000 in the six months ended May 31, 2007.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of stock option activity for the six-month period ended May 31, 2008 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 1, 2007	2,210,000	$1.09
Granted	-	-
Exercised	-	-
Expired	(1,250,000)	1.27

Outstanding at May 31, 2008	960,000	$0.88	2.2 years	$-

Exercisable at May 31, 2008	756,389	$1.05	1.7 years	$-

There were no options granted during the three months or six months ended May 31, 2008. For grants during the six months ended May 31, 2007, the Company’s weighted average assumptions used in determining fair value under the Black-Scholes model for expected volatility, dividends, expected term, and risk-free interest rate were 71% to 98%; 0%; 2.08 to 5 years; and 4.95%; respectively. Expected volatility is based on the historical volatility of the Company’s common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S.Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. The weighted average grant date fair value of options granted during the six months ended May 31, 2007 was $0.13.

For the three-month periods ended May 31, 2008 and May 31, 2007, the Company reported compensation expense related to stock options and compensation-based warrants of $7,489 and $42,107, respectively. For the six-month periods ended May 31, 2008 and May 31, 2007, the Company reported compensation expense related to stock options and compensation-based warrants of $23,180 and $559,279, respectively. As of May 31, 2008, there was $3,769 of unrecognized compensation cost related to stock options that will be recognized during the remainder of the current fiscal year.

Stock Warrants

In connection with the issuance of common stock, preferred stock, notes payable, and debentures, and as compensation for services provided, the Company has issued warrants to purchase shares of the Company’s common stock. The Company did not issue warrants during the three months or six months ended May 31, 2008. During the six months ended May 31, 2007, the Company issued warrants as follows:

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

2.
On February 28, 2007, as consideration for pledging 2,527,638 shares of common stock owned by certain officers, directors and major stockholders, each pledgor received a stock purchase warrant equal to 110% of the number of shares pledged, or a total of 2,780,402 warrants. The warrants have a term of five years and vested immediately. The Company recorded a charge of $354,358 to selling, general and administrative expenses for the three months ended February 28, 2007, based on the fair value of these warrants as determined by the Black-Scholes option-pricing model.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of stock warrant activity for the six months ended May 31, 2008 is presented below:

Shares
Under
Warrants

Outstanding at December 1, 2007	35,440,946
Granted	-
Exercised	(33,000)
Expired	(6,506,250)

Outstanding at May 31, 2008	28,901,696

NOTE 9. LOSS PER SHARE

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed on the basis of the weighted-average number of common shares and all dilutive potentially issuable common shares outstanding during the year. Common stock issuable upon conversion of debt and preferred stock, or exercise of stock options and stock warrants have not been included in the loss per share for the three month or six month periods ended May 31, 2008 and 2007 as they are anti-dilutive. The potential common shares as of May 31, 2008 are as follows:

Warrants	28,901,696
Stock options	960,000
Series B Redeemable Convertible Preferred Stock	5,081,875
Series I Convertible Preferred Stock	2,293,600
LJCI Second Debenture	1,817,316,333
1,854,553,504

The Company does not currently have sufficient authorized shares of common stock to meet the commitments entered into under the Second Debenture and the related LJCI Warrants. As further discussed in Note 3, upon the conversion of any portion of the remaining $99,670 principal amount of the Second Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the remaining 9,967,000 warrant shares equal to the percentage of the dollar amount of the Second Debenture being converted. However, the Company has the right to redeem that portion of the Second Debenture that the holder may elect to convert.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10. CONTINGENT LIABILITY

On May 14, 2008, a stockholder of the Company filed a lawsuit against the Company and the Company’s current Chief Executive Officer in Superior Court of California - City of Orange alleging causes of action for breach of written contract and intentional misrepresentation. The plaintiff seeks general damages to be determined at trial, special and consequential damages according to proof, fees and costs plus interest. The Company and the Chief Executive Officer believe this claim is without merit and both parties intend to vigorously defend the action.

NOTE 11. SUBSEQUENT EVENTS

Stock Issued for Conversion of Debenture and Exercise of Warrants

In June 2008, La Jolla Cove Investors, Inc. converted $200 of the 4.75% debenture into 4,229,672 shares of common stock. Simultaneously with the conversion of the debenture, La Jolla Cove Investors, Inc. was required to exercise warrants to purchase 20,000 shares of common stock at $1.09 per share. Total proceeds to the Company from the exercise of the warrants were $21,800.

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

Overview

MultiCell Technologies, Inc. was incorporated in Delaware on April 28, 1970 as Exten Ventures, Inc., subsequently the Company changed its name to Exten Industries, Inc. (“Exten”). An agreement of merger between Exten and MultiCell was entered into on March 20, 2004 whereby MultiCell ceased to exist and all of its assets, property, rights and powers, as well as all debts due it, were transferred to and vested in Exten as the surviving corporation. Effective April 1, 2004 Exten changed its name to MultiCell Technologies, Inc. (“MultiCell”). MultiCell operates three subsidiaries, MCT Rhode Island Corp., Xenogenics Corporation (“Xenogenics”), and as of September 2005, MultiCell holds approximately 67% of the outstanding shares (on an as if converted basis) of a newly formed subsidiary, MultiCell Immunotherapeutics, Inc. (“MCTI”). As used herein, the “Company” refers to MultiCell, together with MCT Rhode Island Corp., Xenogenics, and MCTI. Our principal offices are at 68 Cumberland Street, Suite 301, Woonsocket, RI 02895. Our telephone number is (401) 762-0045.

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

As funding permits, we intend to gradually add scientific and support personnel. We want to add specialists for our key research areas. These strategic additions will help us expand our product offerings leading us to additional revenues and profits. As revenues increase, additional administrative personnel will be necessary to meet the added workload. Other expenses, such as sales and customer service, will be added commensurate with increased revenues. Our current research and development efforts focus on development of future cell lines and therapeutic products and improvement of existing products. Due to the ongoing nature of this research, we are unable to ascertain with certainty the estimated completion dates and total costs associated with this research. As with any research efforts, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance our market position . Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred. For the three months ended May 31, 2008 and May 31, 2007, research and development costs were $94,138 and $103,892, respectively. The decrease in research and development expenses of $9,754 is primarily attributable to the licensing of the cellular products business to Corning, Inc. and the concomitant reduction in laboratory space and personnel. Research and development costs include such costs as license payments, salaries, employee benefits, costs determined utilizing the Black-Scholes option-pricing model for options issued to the Scientific Advisory Board, and supplies.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Quarter Ended May 31, 2008 Compared to the Quarter Ended May 31, 2007

Revenue. Total revenue for the three months ended May 31, 2008 was $44,482, as compared to revenue of $34,381 for the same quarter in the prior fiscal year, an increase of $10,101. Substantially all of the revenue for the quarter ended May 31, 2008 is from license revenue under agreements with Corning, Pfizer, and Eisai. The increase is primarily due to the increase in license revenue from Corning and Eisai.

Operating Expenses. Total operating expenses for the three months ended May 31, 2008 were $344,992, compared to operating expenses for the three months ended May 31, 2007 of $594,935, representing a decrease of $249,943. This decrease resulted from the Company reducing its laboratory space and administrative and technical personnel. Selling, general and administrative expenses decreased by $233,274. The decrease in selling, general and administrative expenses is primarily attributable to a reduction in costs related to personnel, legal, accounting, occupancy, and related expenses.

Other income (expense). Other income (expense) amounted to a net expense of $2,874 for the three months ended May 31, 2008 as compared to net expense of $26,199 for the corresponding quarter of the prior year. In 2008, other income (expense) was principally composed of interest expense on the debentures, offset by a gain on the sale of equipment. In 2007, the other income (expense) was the result of interest expense from the newly-issued debentures.

Net Loss. Net loss for the three months ended May 31, 2008 was $303,384, as compared to a net loss of $586,753 for the same period in the prior fiscal year, representing a decrease in the net loss of $283,369. The primary reason for this decreased loss in the current year is due to the decrease in operating expenses as explained above.

Six Months Ended May 31, 2008 Compared to the Six Months Ended May 31, 2007

Revenue. Total revenue for the six months ended May 31, 2008 was $101,528, as compared to revenue of $81,267 for the same period in the prior fiscal year, an increase of $20,261. Most of the revenue for the six months ended May 31, 2008 is from license revenue under agreements with Corning, Pfizer, and Eisai. The increase in revenue is primarily due to the increase in license revenue from Corning and Eisai.

Operating Expenses. Total operating expenses for the six months ended May 31, 2008 were $690,107, compared to operating expenses for the six months ended May 31, 2007 of $2,271,280, representing a decrease of $1,581,173. Generally, this decrease resulted from the Company reducing its laboratory space and administrative and technical personnel. Selling, general and administrative expenses decreased by $1,304,300. The decrease in selling, general and administrative expenses is primarily attributable to a reduction in costs related to personnel, consulting, legal, accounting, occupancy, Board of Directors, and related expenses.

Other income (expense). Other income (expense) amounted to net income of $9,481 for the six months ended May 31, 2008 as compared to net expense of $12,644 for the corresponding period of the prior year. In 2008, other income (expense) was principally composed of a gain on the sale of equipment, offset by interest expense on the debentures. In 2007, the other income (expense) was the result of interest expense from the newly-issued debentures, offset by a decrease in minority interest in net loss of subsidiary.

Net Loss. Net loss for the six months ended May 31, 2008 was $579,098, as compared to a net loss of $2,202,657 for the same period in the prior fiscal year, representing a decrease in the net loss of $1,623,559. The primary reason for this decreased loss in the current year is due to the decrease in operating expenses as explained above.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance of debt or equity instruments. The following is a summary of our key liquidity measures at May 31, 2008 and May 31, 2007:

	May 31, 2008	May 31, 2007
Cash and cash equivalents	$78,779	$12,445
Current assets	$109,632	$63,825
Current liabilities	(1,509,205)	(1,661,054)
Working capital deficiency	$(1,399,573)	$(1,597,229)

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

The Debentures will be convertible at the option of LJCI at any time up to maturity. The Initial Debenture accrued interest at 7.75% per year payable in cash or our common stock. The Second Debenture accrues interest at 4.75% per year payable in cash or our common stock. If paid in stock, the stock will be valued at the rate equal to the conversion price of the Debentures in effect at the time of payment. Interest and principal payments on the Initial Debenture were due on the maturity date of February 28, 2008. During the six months ended May 31, 2008, LJCI completed the conversion of the remaining $47,919 of the Initial Debenture into common stock of the Company. Interest on the Second Debenture is due on each conversion day and principal on the Second Debenture is due on the maturity date of February 28, 2012.

For the Second Debenture, upon receipt of a conversion notice from the holder, we may elect to immediately redeem that portion of the debenture that holder elected to convert in such conversion notice, plus accrued and unpaid interest. During the quarter ended May 31, 2008, LJCI converted $330 of the Second Debenture into 3,821,372 shares of our common stock. Simultaneously with this conversion, LJCI exercised warrants to purchase 33,000 shares of our common stock at $1.09 per share. After February 28, 2008, the Company, at its sole discretion, shall have the right, without limitation or penalty, to redeem the outstanding principal amount of this debenture not yet converted by holder into Common Stock, plus accrued and unpaid interest thereon. It is the Company’s intention, subject to available cash, to redeem the remaining balance of the 4.75% Convertible Debenture.

Cash provided by (used in) operating, investing and financing activities for the six months ended May 31, 2008 and May 31, 2007 is as follows:
	May 31, 2008	May 31, 2007
Operating activities	$(381,859)	$(790,656)
Investing activities	12,977	-
Financing activities	35,970	725,490
Net decrease in cash and cash equivalents	$(332,912)	$(65,166)

Operating Activities

For the six months ended May 31, 2008, the most significant differences between our net loss and our net cash used in operating activities is due to non-cash charges included in our net loss for services that are paid through the issuance of common stock and for depreciation, plus changes in working capital. For the six months ended May 31, 2007, the most significant differences between our net loss and our net cash used in operating activities is also due to non-cash charges included in our net loss for services that are paid through the issuance of common stock in the amount of $911,474 and for depreciation in the amount of $54,756, plus changes in working capital, which included an increase in accounts payable and accrued liabilities of $451,908.

Investing Activities

Net cash provided by investing activities in 2008 was related to the sale of property and equipment for cash and collections of principal on a note receivable.

Financing Activities

During the six months ended May 31, 2008 LJCI converted $330 of the 4.75% Convertible Debenture into common stock and exercised warrants to purchase 33,000 shares of common stock at a price of $1.09 per share. In addition, the remaining balance of $47,919 of the 7.75% Convertible Debenture was converted into common stock during the six months ended May 31, 2008. For the six months ended May 31, 2007, cash provided by financing activities primarily related to the issuance of common stock to Fusion Capital and issuance of debentures to LJCI.

Through May 31, 2008, a significant portion of our financing has been provided through private placements of preferred and common stock, the exercise of stock options and warrants and issuance of convertible debentures. We have in the past increased, and if funding permits plan to increase further, our operating expenses in order to fund higher levels of product development, undertake and complete the regulatory approval process, and increase our administrative resources in anticipation of future growth. In addition, acquisitions such as MCTI increase operating expenses and therefore negatively impact, in the short term, the liquidity position of the Company. We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional equity securities, debt financing and/or the sale or licensing of our technologies. We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures. We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund expansion, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

Item 3A(T). CONTROLS AND PROCEDURES

As of May 31, 2008, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our management, including the principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at May 31, 2008, and during the period prior to the filing of this report.

We believe that our system of internal controls and our disclosure controls and procedures are adequate to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and accurately reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our certifying officers, as appropriate, to allow for timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). The foregoing conclusion is based in part on the fact that we are a small public company, without significant current revenues, and with only two employees. Additionally, in March 2008, we contracted with a third-party accounting firm for additional accounting assistance. Our management, including the Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure control procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Execept as described in the previous paragraph, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

On May 14, 2008, Company stockholder George Colin filed a lawsuit against the Company and W. Gerald Newmin in Superior Court of California - City of Orange alleging causes of action for breach of written contract and intentional misrepresentation. The plaintiff seeks general damages to be determined at trial, special and consequential damages according to proof, fees and costs plus interest. The Company and Mr. Newmin believe this claim is without merit and both parties intend to vigorously defend the action.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE.

Item 3: DEFAULTS UPON SENIOR SECURITIES

NONE.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

Item 5: OTHER INFORMATION

NONE.

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

MULTICELL TECHNOLOGIES, INC.

July 15, 2008	By:	/s/ W. Gerald Newmin
W. Gerald Newmin (Chief Executive Officer and Chief Financial Officer)