Form 10QSB
period 2008-08-31
MultiCell Technologies, Inc.
filed 2008-10-14
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended August 31, 2008.

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

As of October 10, 2008, the issuer had 76,214,626 shares of Common Stock, $.01 par value, outstanding.

PART I FINANCIAL INFORMATION
Item 1: Financial Statements

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 31,	November 30,
	2008	2007
ASSETS

Current assets
Cash and cash equivalents	$22,138	$411,691
Accounts and royalties receivable	900	31,582
Other current assets	31,534	59,431
Total current assets	54,572	502,704

Equipment and improvements, net of accumulated depreciation of $54,655
and $138,231 at August 31, 2008 and November 30, 2007, respectively	17,991	36,354

Intangible assets, net of accumulated amortization of $207,096 and
$155,322 at August 31, 2008 and November 30, 2007, respectively	1,078,623	1,130,397

Other assets	7,593	22,210

Total assets	$1,158,779	$1,691,665

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Convertible debentures, net of discount	$-	$44,924
Notes payable - related parties	50,000	-
Due stockholders and affiliates	-	202,081
Accounts payable and accrued expenses	1,404,855	1,383,424
Current portion of deferred revenue	126,642	94,440
Total current liabilities	1,581,497	1,724,869

Non-current liabilities
Convertible debentures, net of discount and current portion	29,420	15,000
Deferred income, net of current portion	708,341	745,329
Total non-current liabilities	737,761	760,329

Total liabilities	2,319,258	2,485,198

Commitments and contingencies	-	-

Series B redeemable convertible preferred stock, 17,000 shares designated;
16,262 shares issued and outstanding; liquidation value of $1,889,549 and
$1,777,748 at August 31, 2008 and November 30, 2007, respectively	1,849,549	1,737,748

Stockholders' Deficiency
Undesignated preferred stock, $0.01 par value; 970,800 shares authorized	-	-
Series I convertible preferred stock, 12,200 shares designated; 5,734 and
12,200 shares issued and outstanding at August 31, 2008 and November 30,
2007, respectively; liquidation value of $573,400 and $1,220,000 at
August 31, 2008 and November 30, 2007, respectively	573,400	1,220,000
Common stock, $0.01 par value; 200,000,000 shares authorized;
70,788,449 and 48,690,777 shares issued and outstanding at August 31, 2008
and November 30, 2007, respectively	707,884	486,908
Additional paid-in capital	32,971,141	32,145,711
Accumulated deficit	(37,262,453)	(36,383,900)
Total stockholders' deficiency	(3,010,028)	(2,531,281)

Total Liabilities and Stockholders' Deficiency	$1,158,779	$1,691,665

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2008	2007	2008	2007

Revenue	$43,602	$63,382	$145,130	$144,649

Operating expenses
Selling, general and administrative	184,735	442,364	631,994	2,193,923
Research and development	20,559	101,618	222,436	566,582
Depreciation and amortization	19,536	27,378	60,507	82,135

Total operating expenses	224,830	571,360	914,937	2,842,640

Loss from operations	(181,228)	(507,978)	(769,807)	(2,697,991)

Other income (expense)
Interest expense	(6,790)	(44,038)	(27,926)	(70,934)
Interest income	364	-	1,368	4
Gain on sale of equipment	-	-	29,613	-
Minority interest in net loss of subsidiary	-	-	-	14,248

Total other income (expense)	(6,426)	(44,038)	3,055	(56,682)

Net loss	(187,654)	(552,016)	(766,752)	(2,754,673)

Preferred stock dividends	(37,402)	(40,763)	(111,801)	(118,819)

Net loss attributable to common stockholders	$(225,056)	$(592,779)	$(878,553)	$(2,873,492)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.01)	$(0.01)	$(0.07)

Basic and Diluted Weighted-Average
Common Shares Outstanding	68,619,047	45,021,358	59,805,087	42,467,252

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Unaudited)
For the Nine Months Ended August 31, 2008

	Preferred Stock - Series I		Common stock		Additional		Total
	Shares	Amount	Shares	Par Value	Paid in Capital	Accumulated Deficit	Stockholders' Deficiency

Balance at Novmeber 30, 2007	12,200	$1,220,000	48,690,777	$486,908	$32,145,711	$(36,383,900)	$(2,531,281)

Common stock issued for
services	-	-	2,747,807	27,478	32,522	-	60,000

Issuance of common stock
in payment of liability to
stockholders and affiliates	-	-	2,527,638	25,276	176,805	-	202,081

Issuance of common stock
for conversion of 7.75%
debentures	-	-	4,710,250	47,102	817	-	47,919

Issuance of common stock
for conversion of 4.75%
debentures	-	-	9,551,244	95,512	(94,932)	-	580

Issuance of common stock
for exercise of warrants	-	-	58,000	580	62,640	-	63,220

Insuance of common stock for
conversion of Series I
preferred stock	(6,466)	(646,600)	2,586,400	25,864	620,736	-	-

Stock-based compensation	-	-	-	-	26,006	-	26,006

Dividends on Series B
preferred stock	-	-	-	-	-	(111,801)	(111,801)

Adjustment of shares issued
in prior periods	-	-	(83,667)	(836)	836	-	-

Net loss	-	-	-	-	-	(766,752)	(766,752)

Balance at August 31, 2008	5,734	$573,400	70,788,449	$707,884	$32,971,141	$(37,262,453)	$(3,010,028)

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	August 31,	August 31,
	2008	2007
Cash flows from operating activities
Net loss	$(766,752)	$(2,754,673)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	8,733	30,361
Amortization	51,774	51,774
Stock-based compensation for services	86,006	1,125,315
Minority interest in loss of subsidiary	-	(14,248)
Gain on sale of equipment	(29,613)	-
Interest expense from amortization of discount
on convertible debentures	17,995	61,907
Changes in assets and liabilities
Accounts and royalties receivable	30,682	(5,640)
Other current assets	45,236	(15,868)
Other assets	20,772	4,998
Accounts payable and accrued liabilities	21,431	710,449
Deferred income	(4,786)	44,480
Net cash used in operating activities	(518,522)	(761,145)

Cash flows from investing activities
Collection of principal on note receivable	11,172	-
Proceeds from sale of equipment	4,577	-
Net cash provided by investing activities	15,749	-

Cash flows from financing activities
Proceeds from issuance of convertible debentures	-	350,000
Proceeds from issuance of common stock, net	-	450,000
Proceeds from issuance of notes payable to related parties	50,000	30,000
Proceeds from the exercise of stock warrants	63,220	-
Preferred stock dividends paid	-	(13,009)
Redemption of Series B convertible preferred stock	-	(61,500)
Net cash provided by financing activities	113,220	755,491
Net decrease in cash and cash equivalents	(389,553)	(5,654)
Cash and cash equivalents at beginning of period	411,691	77,611
Cash and cash equivalents at end of period	$22,138	$71,957

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$8,474	$6,040
Noncash Investing and Financing Activities:
Accrual of dividends on Series B preferred stock	111,801	105,810
Issuance of common stock in payment of liability to
stockholders and affiliates	202,081	-
Issuance of common stock for conversion of 7.75% debentures	47,919	-
Issuance of common stock for conversion of 4.75% debentures	580	-
Issuance of common stock for conversion of Series I preferred stock	64	-
Issuance of note receivable in connection with the sale of equipment	34,665	-
Settlement of accrued expenses with common stock	-	178,500
Discount and beneficial conversion feature of convertible debt	-	162,500

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS, BASIS OF PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS

ORGANIZATION AND NATURE OF OPERATIONS

MultiCell Technologies, Inc. (“MultiCell”), operates three subsidiaries, MCT Rhode Island Corp. (“MCT”), Xenogenics Corporation (“Xenogenics”), and MultiCell Immunotherapeutics, Inc. (“MCTI”). MCT is a 100%-owned subsidiary that has been inactive since its formation in 2004. (“Xenogenics”), is a 56.4%-owned subsidiary with a focus on the research and development of Sybiol technology. Xenogenics has not generated any revenues as of August 31, 2008. MultiCell holds approximately 67% of the outstanding shares (on an as if converted basis) of MCTI. As used herein, the “Company” refers to MultiCell, together with MCT, Xenogenics, and MCTI.

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell Technologies, Inc. and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended November 30, 2007 previously filed with the SEC. The results of operations for the three-month and nine-month periods ended August 31, 2008 are not necessarily indicative of the operating results for the fiscal year ending November 30, 2008. The condensed consolidated balance sheet as of November 30, 2007 has been derived from the Company’s audited financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statement presentation to conform to the current year financial statement presentation. The reclassifications did not have any effect on reported net losses for any periods presented.

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

In March 2007, the FASB issued FASB Staff Position EITF 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (FSP 07-03). FSP 07-03 addresses whether nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. FSP 07-03 will be effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company currently believes that the adoption of FSP 07-03 will have no material impact on its financial position or results of operations.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, (SFAS No. 161), which requires companies to provide additional disclosures about its objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations, and how the derivative instruments and related hedged items affect the Company’s financial statements. SFAS No. 161 also requires companies to disclose information about credit risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not currently believe adoption will have a material impact on the Company’s financial position or operating results.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement (FSP APB 14-1) that changes the method of accounting for convertible debt securities that require or permit settlement in cash either in whole or in part upon conversion. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Under FSP APB 14-1, the debt and equity components of convertible debt securities that may be settled in cash upon conversion will be bifurcated and accounted for separately in a manner that will result in recognizing interest expense on these securities at rates reflective of the entity’s borrowing rates for what the entity would have incurred had it issued nonconvertible debt with otherwise similar terms. The equity component of such convertible debt securities will be included in the paid-in-capital section of stockholders’ equity on the consolidated balance sheet and, accordingly, the initial carrying values of these debt securities will be reduced. Net loss for financial reporting purposes will be increased by recognizing the accretion of the reduced carrying value of the convertible debt securities to their face amounts as additional non-cash interest expense. The Company is currently evaluating the impact of FSP APB 14-1 on its financial statements and anticipates that the adoption of the statement will not have a significant impact on the reporting of its financial position and results of operations.

NOTE 2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of August 31, 2008, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $37,262,453. The Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, the Company’s therapeutic for the treatment of fatigue in multiple sclerosis patients. Management is evaluating several sources of financing for its clinical trial program. Additionally, with the strategic shift in focus to therapeutic programs and technologies, management expects the Company’s future cash requirements to increase significantly as it advances its therapeutic programs into clinical trials. Until the Company is successful in raising additional funds, it may have to prioritize its therapeutic programs and delays may be necessary in some of its development programs.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. CONVERTIBLE DEBENTURES

On February 28, 2007, the Company entered into a Debenture Purchase Agreement (the “Debenture Purchase Agreement”) with La Jolla Cove Investors, Inc. (“LJCI”) pursuant to which the Company sold a convertible debenture to LJCI in the principal amount of $1,000,000 (receivable in four payments) maturing on February 28, 2008 (the “Initial Debenture”). The first payment of $250,000 was received by the Company on March 7, 2007. The Initial Debenture accrued interest at 7.75% per year, payable monthly in cash or common stock. Under the terms of this agreement, certain officers, director and shareholders of the Company pledged 2,527,638 shares of common stock and guaranteed the repayment of a $250,000 advance against the Initial Debenture. As of November 30, 2007, LJCI had sold all of the pledged shares, received proceeds of $202,081, and reduced the amount due on the advance to $47,919. At November 30, 2007, the proceeds from the sale of the pledged shares was recorded as a liability in the amount of $202,081 to the stockholders and affiliates who had pledged their stock as collateral on the Initial Debenture. LJCI notified the Company that it intended to convert the remaining balance into shares of the Company’s common stock subject to the terms set forth in the Debenture Purchase Agreement. During the nine months ended August 31, 2008, LJCI converted the remaining $47,919 of the Initial Debenture into 4,710,250 shares of common stock.

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

The Second Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Second Debenture being converted multiplied by 110, minus the product of the Conversion Price multiplied by 100 times the dollar amount of the Second Debenture being converted, with the entire result divided by the Conversion Price. The Conversion Price is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert. During the nine months ended August 31, 2008, LJCI converted $580 of the Second Debenture into 9,551,244 shares of common stock. Simultaneously with this conversion, LJCI exercised warrants to purchase 58,000 shares of the Company’s common stock. Proceeds from the exercise of the warrants were $63,220. As of August 31, 2008, the remainder of the Second Debenture in the amount of $99,420 could have been converted by LJCI into approximately 3.3 billion shares of common stock, which would require LJCI to simultaneously exercise and purchase all of the remaining 9,942,000 shares of common stock under the LJCI Warrant at $1.09 per share. For the Second Debenture, upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the debenture that holder elected to convert in such conversion notice, plus accrued and unpaid interest. After February 28, 2008, the Company, at its sole discretion, has the right, without limitation or penalty, to redeem the outstanding principal amount of this debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

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

Pursuant to the Registration Rights Agreement with LJCI dated February 28, 2007 (the "Rights Agreement"), the Company agreed to register for resale under the Securities Act of 1933, as amended, 12,000,000 shares of common stock issuable upon conversion of the Initial Debenture, and to use commercially reasonable best efforts to have the Registration Statement declared effective by May 29, 2007. There is no guarantee that the SEC will declare the Registration Statement effective. In the event that the Registration Statement is not declared effective by the required dates, then LJCI may claim the Company is in default on these agreements, and the Company may face certain liquidated damages in addition to other rights that LJCI may have. As of August 31, 2008, the Registration Statement had not been declared effective by the SEC and the Company has not received notice of default from LJCI.

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

NOTE 4. NOTES PAYABLE - RELATED PARTIES

The Company issued notes payable totaling $50,000 to two related parties in August 2008. The notes accrue interest at 8.5% per year and are unsecured. The notes and related accrued interest are due in December 2008.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares of preferred stock. The Board of Directors has designated 17,000 shares as Series B convertible preferred stock. The Series B preferred stock does not have voting rights. On July 14, 2006, the Company completed a private placement of Series B convertible preferred stock. A total of 17,000 Series B shares were sold to accredited investors at a price of $100 per share. Proceeds to the Company were $1,660,000, net of $40,000 of issuance costs

The Series B convertible preferred stock is subject to redemption under certain conditions. Until the earlier of (a) two (2) years after the closing date or (b) the date upon which all of the Series B shares have been converted into common stock, the purchasers shall have a right of first refusal on any financing in which the Company is the issuer of debt or equity securities. If (a) the Company raises debt or equity financing during the right of first refusal period or (b) the Company’s common stock is trading below the conversion price of the Series B shares at the time of such financing, and (c) the purchasers do not exercise their right of first refusal, then the Company shall, at the option of any purchaser, use 25% of the net proceeds from such financing to redeem such purchasers’ shares of Series B preferred stock or common stock, as determined by such purchaser. Series B shares so redeemed shall be redeemed at $100 per share, plus accrued and unpaid dividends thereon, and shares of common stock so redeemed shall be redeemed at a price per share equal to the value weighted average closing price of the Company’s Common Stock over the immediately preceding five trading days, plus accrued and unpaid dividends thereon. In addition, if an event of default (as defined in the agreement) occurs, the conversion price of the Series B shares (as set forth below) shall be reduced to 85% of the then applicable conversion price of such shares. The conversion price is also reduced as the result of the exercise of warrants or other issuances of common stock at prices lower that the prior conversion price. The new conversion price is determined by dividing the proceeds received under that transaction by the prior conversion price, adding the results to the number of shares outstanding prior to the transaction, and by dividing that sum by the shares outstanding after the transaction multiplied by the prior conversion price.

The Series B shares are only conditionally redeemable as described above and are therefore not classified as a liability. However, redemption of the Series B shares is not under the control of the Company; therefore, the Series B preferred stock is classified outside of permanent equity.

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

The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by the conversion price. The conversion price was originally $0.32 per share. The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the conversion price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options). As a result of the Company issuing common stock upon conversion of convertible debentures and upon the exercise of warrants both at prices lower than the conversion price, and due to the Company not paying Series B dividends on a monthly basis, the conversion price of the Series B preferred stock has been reduced to $0.2256 per share as of August 31, 2008. The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company will pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of the Wall Street Journal Prime Rate plus 1%, or 9%. In no event will the dividend rate be greater than 12% per annum. The dividend will be payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first day of that month. In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares is reduced to 85% of the otherwise applicable conversion price. The Company has not paid the required monthly Series B preferred dividends since November 30, 2006, which, in part, has caused the conversion price to be reduced, as explained above. During the nine months ended August 31, 2008, the Company accrued preferred dividends in the amount of $111,801 on the Series B preferred stock. Total accrued preferred dividends on the Series B preferred stock are $263,349 at August 31, 2008, and are reported as part of the carrying value of the Series B redeemable convertible preferred stock in the accompanying balance sheet.

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

The Series I shares are convertible at any time into common stock at 80% of the average trading price of the lowest three inter-day trading prices of the common stock for the ten days preceding the conversion date, but at an exercise price of no more than $1.00 per share and no less than $.25 per share. The conversion of the Series I preferred stock is limited to 9.99% of the Company’s common stock outstanding on the date of conversion. During the nine months ended August 31, 2008, Series I preferred stockholders converted 6,466 shares of preferred stock into 2,586,400 shares of the Company’s common stock.

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

NOTE 7. COMMON STOCK

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

During the nine months ended August 31, 2008, the Company issued 2,747,807 shares of common stock to a consultant for services performed in the amount of $60,000, or an average of approximately $0.022 per share.

During the three months ended August 31, 2007, the Company issued 2,611,591 shares of common stock to members of the Board of Directors and to certain consultants for services performed and in settlement of certain accrued expenses. The total value of the shares issued was $225,750, or an average of approximately $0.086 per share. During the nine months ended August 31, 2007, the Company issued 5,527,636 shares of common stock to the members of the Board of Directors and to consultants for services performed and in settlement of certain accrued expenses. The total value of the shares issued was $691,445, or an average of approximately $0.125 per share.

NOTE 8. LICENSE AGREEMENTS AND DEFERRED REVENUE

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

In consideration for the license granted, Corning paid MultiCell $375,000 upon execution of the Agreement, and an additional $375,000 upon the completion of a transition period. In addition, Corning purchased inventory and equipment from MultiCell and reimbursed MultiCell for laboratory costs and other expenses during a transition period. The Company will recognize the income ratably over a 17 year period. The Company recognized $11,029 and $33,088 in income for the three months and nine months ended August 31, 2008, respectively. The balance of deferred revenue from this license is $709,559 at August 31, 2008.

The Company has other license agreements with Eisai and with Pfizer, for which revenues are being deferred. During April 2008, the Company received $121,030 from Eisai representing the second annual installment under their five-year agreement. The Company recognized revenue from the agreements with Eisai and Pfizer in the amounts of $30,257 and $1,300, respectively, for the three months ended August 31, 2008. For the nine months ended August 31, 2008, the Company recognized revenue from the agreements with Eisai and Pfizer in the amounts of $88,827 and $3,900, respectively. For the nine months ended August 31, 2007, the Company recognized revenue from the agreements with Eisai and Pfizer in the amounts of $36,731 and $3,900, respectively. The balances of deferred revenue from the agreements with Eisai and Pfizer are $77,325 and $48,100, respectively, at August 31, 2008, which will be amortized into revenue through April 2009 for Eisai and through January 2018 for Pfizer.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On December 1, 2005, the Company entered into a Research Agreement (the “Agreement”) with the Trustees of Columbia University (“Columbia”). The Company was to provide financial support for the research during the two year term of the Agreement in an aggregate amount of at least approximately $310,000, subject to certain adjustments. The Company also paid Columbia an additional $50,000 in consideration of Columbia’s grant to the Company of an option to enter into an exclusive worldwide license for any invention resulting from the research, subject to certain conditions. During the nine months ended August 31, 2007, the Company terminated the Agreement with Columbia University. As a result of the termination of the Agreement, the Company was no longer liable for financial support and eliminated the amount accrued as an offset to research and development charges during the nine months ended August 31, 2007.

On December 31, 2005, the Company entered into a worldwide Exclusive License Agreement (the “License Agreement”) with Amarin Neuroscience Limited (“Amarin”). Among other things, the License Agreement provides that Amarin shall grant to the Company and its affiliates an exclusive worldwide license with respect to therapeutic or commercial uses of certain technology of Amarin. The License Agreement, which was for a term equal to the life of the patents licensed, required MultiCell to make an initial non-refundable payment of $500,000 to Amarin in January 2006 in addition to a second non-refundable payment of $500,000 in May 2006. On June 28, 2006, the Company entered into a letter agreement with Amarin amending the timing of the second license payment. Under the terms of the letter agreement, the original second payment due to Amarin was split into three payments. The first payment of $100,000 was made on July 17, 2006, the second payment was made on November 2, 2006, and the final payment for 2006 was made on December 13, 2006. Since no income can be projected from this license, the Company recorded as a charge to research and development $300,000 in the nine months ended August 31, 2007.

NOTE 9. STOCK OPTIONS AND WARRANTS

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of stock option activity for the nine-month period ended August 31, 2008 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at December 1, 2007	2,210,000	$1.09
Granted	-	-
Exercised	-	-
Expired	(1,260,000)	1.26

Outstanding at August 31, 2008	950,000	$0.88	1.9 years	$-

Exercisable at August 31, 2008	780,556	$1.05	1.5 years	$-

There were no options granted during the three months or nine months ended August 31, 2008. For grants during the nine months ended August 31, 2007, the Company’s weighted average assumptions used in determining fair value under the Black-Scholes model for expected volatility, dividends, expected term, and risk-free interest rate were 71% to 98%; 0%; 2.08 to 5 years; and 4.95%; respectively. Expected volatility is based on the historical volatility of the Company’s common stock. The expected term of options is estimated based on the average of the vesting period and contractual term of the option. The risk-free rate is based on U.S.Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option. The weighted average grant date fair value of options granted during the nine months ended August 31, 2007 was $0.13.

For the three-month periods ended August 31, 2008 and 2007, the Company reported compensation expense related to stock options and compensation-based warrants of $2,827 and $53,091, respectively. For the nine-month periods ended August 31, 2008 and 2007, the Company reported compensation expense related to stock options and compensation-based warrants of $26,006 and $612,370, respectively. As of August 31, 2008, there was $942 of unrecognized compensation cost related to stock options that will be recognized during the remainder of the current fiscal year.

Stock Warrants

In connection with the issuance of common stock, preferred stock, notes payable, and debentures, and as compensation for services provided, the Company has issued warrants to purchase shares of the Company’s common stock. The Company did not issue warrants during the three months or nine months ended August 31, 2008. During the nine months ended August 31, 2007, the Company issued warrants as follows:

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

A summary of stock warrant activity for the nine months ended August 31, 2008 is presented below:

Shares
Under
Warrants

Outstanding at December 1, 2007	35,440,946
Granted	-
Exercised	(58,000)
Expired	(8,139,584)

Outstanding at August 31, 2008	27,243,362

NOTE 10. LOSS PER SHARE

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed on the basis of the weighted-average number of common shares and all dilutive potentially issuable common shares outstanding during the year. Common stock issuable upon conversion of debt and preferred stock, or exercise of stock options and stock warrants have not been included in the loss per share for the three month or nine month periods ended August 31, 2008 and 2007 as they are anti-dilutive.

The potential common shares as of August 31, 2008 are as follows:

Warrants	27,243,362
Stock options	950,000
Series B Redeemable Convertible Preferred Stock	7,208,333
Series I Convertible Preferred Stock	2,293,600
LJCI Second Debenture	3,297,376,548
3,335,071,843

The Company does not currently have sufficient authorized shares of common stock to meet the commitments entered into under the Second Debenture and the related LJCI Warrants. As further discussed in Note 3, upon the conversion of any portion of the remaining $99,420 principal amount of the Second Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the remaining 9,942,000 warrant shares equal to the percentage of the dollar amount of the Second Debenture being converted. However, the Company has the right to redeem that portion of the Second Debenture that the holder may elect to convert.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. CONTINGENT LIABILITY

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

NOTE 12. SUBSEQUENT EVENTS

Stock Issued for Conversion of Debenture and Exercise of Warrants

In September 2008, La Jolla Cove Investors, Inc. converted $100 of the 4.75% debenture into 3,289,340 shares of common stock. Simultaneously with the conversion of the debenture, La Jolla Cove Investors, Inc. was required to exercise warrants to purchase 10,000 shares of common stock at $1.09 per share. Total proceeds to the Company from the exercise of the warrants were $10,900.

In October 2008, La Jolla Cove Investors, Inc. converted $50 of the 4.75% debenture into 2,121,837 shares of common stock. Simultaneously with the conversion of the debenture, La Jolla Cove Investors, Inc. was required to exercise warrants to purchase 5,000 shares of common stock at $1.09 per share. Total proceeds to the Company from the exercise of the warrants were $5,500.

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

As funding permits, we intend to gradually add scientific and support personnel. We want to add specialists for our key research areas. These strategic additions will help us expand our product offerings leading us to additional revenues and profits. As revenues increase, additional administrative personnel will be necessary to meet the added workload. Other expenses, such as sales and customer service, will be added commensurate with increased revenues. Our current research and development efforts focus on development of future cell lines and therapeutic products and improvement of existing products. Due to the ongoing nature of this research, we are unable to ascertain with certainty the estimated completion dates and total costs associated with this research. As with any research efforts, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance our market position. Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred. For the three months ended August 31, 2008 and August 31, 2007, research and development costs were $20,559 and $101,618, respectively. The decrease in research and development expenses of $81,059 is primarily attributable to the licensing of the cellular products business to Corning, Inc. and the concomitant reduction in laboratory space and personnel. Research and development costs include such costs as license payments, salaries, employee benefits, costs determined utilizing the Black-Scholes option-pricing model for options issued to the Scientific Advisory Board, and supplies.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Quarter Ended August 31, 2008 Compared to the Quarter Ended August 31, 2007

Revenue. Total revenue for the three months ended August 31, 2008 was $43,602, as compared to revenue of $63,382 for the same quarter in the prior fiscal year, a decrease of $19,780. Except for $1,015, all of the revenue for the quarter ended August 31, 2008 is from license revenue under agreements with Corning, Pfizer, and Eisai. For the quarter ended August 31, 2007, revenue consisted of license revenue totaling $28,912 under agreements with Pfizer and Eisai plus revenue of $34,470 from sales of cells and related media.

Operating Expenses. Total operating expenses for the three months ended August 31, 2008 were $224,830, compared to operating expenses for the three months ended August 31, 2007 of $571,360, representing a decrease of $346,530. This decrease resulted from the Company reducing its laboratory space and administrative and technical personnel. Selling, general and administrative expenses decreased by $257,629. The decrease in selling, general and administrative expenses is primarily attributable to a reduction in costs related to personnel, share-based compensation, legal, consulting, accounting, occupancy, and related expenses.

Other income (expense). Other income (expense) amounted to a net expense of $6,426 for the three months ended August 31, 2008 as compared to net expense of $44,038 for the corresponding quarter of the prior year. In 2008, other income (expense) was principally composed of interest expense on the 4.75% debentures. In 2007, the other income (expense) was the result of interest expense from the newly-issued 4.75% and 7.75% debentures, including interest expense from the amortization of discounts related to the beneficial conversion feature and associated warrants.

Net Loss. Net loss for the three months ended August 31, 2008 was $187,654, as compared to a net loss of $552,016 for the same period in the prior fiscal year, representing a decrease in the net loss of $364,362. The primary reason for this decreased loss in the current year is due to the decrease in operating expenses as explained above.

Nine Months Ended August 31, 2008 Compared to the Nine Months Ended August 31, 2007

Revenue. Total revenue for the nine months ended August 31, 2008 was $145,130, as compared to revenue of $144,649 for the same period in the prior fiscal year, an increase of $481. For the nine months ended August 31, 2008, revenue consisted of license revenue totaling $125,816 under agreements with Corning, Pfizer, and Eisai, plus revenue of $19,314 from sales of cells and related media. For the nine months ended August 31, 2007, revenue consisted of license revenue totaling $95,794 under agreements with Pfizer, Eisai, Xenotech, and BMS, plus revenue of $35,920 from sales of cells and related media.

Operating Expenses. Total operating expenses for the nine months ended August 31, 2008 were $914,937, compared to operating expenses for the nine months ended August 31, 2007 of $2,842,640, representing a decrease of $1,927,703. Generally, this decrease resulted from the Company reducing its laboratory space and administrative and technical personnel. Selling, general and administrative expenses decreased by $1,561,929. The decrease in selling, general and administrative expenses is primarily attributable to a reduction in costs related to personnel, share-based compensation, consulting, legal, accounting, occupancy, and related expenses.

Other income (expense). Other income (expense) amounted to net income of $3,055 for the nine months ended August 31, 2008 as compared to net expense of $56,682 for the corresponding period of the prior year. In 2008, other income (expense) was principally composed of a gain on the sale of equipment, offset by interest expense on the debentures. In 2007, the other income (expense) was the result of interest expense from the newly-issued debentures, offset by a decrease in minority interest in net loss of subsidiary.

Net Loss. Net loss for the nine months ended August 31, 2008 was $766,752, as compared to a net loss of $2,754,673 for the same period in the prior fiscal year, representing a decrease in the net loss of $1,987,921. The primary reason for this decreased loss in the current year is due to the decrease in operating expenses as explained above.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance of debt or equity instruments. The following is a summary of our key liquidity measures at August 31, 2008 and August 31, 2007:

	August 31, 2008	August 31, 2007
Cash and cash equivalents	$22,138	$71,957
Current assets	$54,572	$153,891
Current liabilities	(1,581,497)	(2,013,216)
Working capital deficiency	$(1,526,925)	$(1,859,325)

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

On July 14, 2006, the Company completed a private placement of Series B convertible preferred stock. A total of 17,000 Series B shares were sold to accredited investors at a price of $100 per share. The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by the conversion price. The conversion price was originally $0.32 per share. The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the conversion price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options). As a result of the Company issuing common stock upon conversion of convertible debentures and upon exercise of warrants, both at prices lower than the conversion price, and due to the Company not paying Series B dividends on a monthly basis, the conversion price of the Series B preferred stock has been reduced to $0.2256 per share as of August 31, 2008. The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion. The Series B preferred stock does not have voting rights.

Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company will pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (a) the Wall Street Journal Prime Rate plus 1%, or (b) 9%. In no event will the dividend rate be greater than 12% per annum. The dividend will be payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B Preferred Stock outstanding as of the first day of that month. In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares is reduced to 85% of the otherwise applicable conversion price.

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

The Debentures will be convertible at the option of LJCI at any time up to maturity. The Initial Debenture accrued interest at 7.75% per year payable in cash or our common stock. The Second Debenture accrues interest at 4.75% per year payable in cash or our common stock. If paid in stock, the stock will be valued at the rate equal to the conversion price of the Debentures in effect at the time of payment. Interest and principal payments on the Initial Debenture were due on the maturity date of February 28, 2008. During the nine months ended August 31, 2008, LJCI completed the conversion of the remaining $47,919 of the Initial Debenture into common stock of the Company. Interest on the Second Debenture is due on each conversion day and principal on the Second Debenture is due on the maturity date of February 28, 2012.

For the Second Debenture, upon receipt of a conversion notice from the holder, we may elect to immediately redeem that portion of the debenture that holder elected to convert in such conversion notice, plus accrued and unpaid interest. During the quarter ended August 31, 2008, LJCI converted $250 of the Second Debenture into 5,729,872 shares of our common stock. Simultaneously with this conversion, LJCI exercised warrants to purchase 25,000 shares of our common stock at $1.09 per share. After February 28, 2008, the Company, at its sole discretion, shall have the right, without limitation or penalty, to redeem the outstanding principal amount of this debenture not yet converted by holder into Common Stock, plus accrued and unpaid interest thereon. It is the Company’s intention, subject to available cash, to redeem the remaining balance of the 4.75% Convertible Debenture.

Cash provided by (used in) operating, investing and financing activities for the nine months ended August 31, 2008 and August 31, 2007 is as follows:

	August 31, 2008	August 31, 2007
Operating activities	$(518,522)	$(761,145)
Investing activities	15,749	-
Financing activities	113,220	755,491
Net decrease in cash and cash equivalents	$(389,553)	$(5,654)

Operating Activities

For the nine months ended August 31, 2008, the most significant differences between our net loss and our net cash used in operating activities is due to non-cash charges included in our net loss for services that are paid through the issuance of common stock and for depreciation, plus changes in working capital. For the nine months ended August 31, 2007, the most significant differences between our net loss and our net cash used in operating activities is also due to non-cash charges included in our net loss for services that are paid through the issuance of common stock in the amount of $1,125,315 and for depreciation in the amount of $82,135, plus changes in working capital, which included an increase in accounts payable and accrued liabilities of $710,449.

Investing Activities

Net cash provided by investing activities in 2008 was related to the sale of property and equipment for cash and collections of principal on a note receivable.

Financing Activities

During the nine months ended August 31, 2008 LJCI converted $580 of the 4.75% Convertible Debenture into common stock and exercised warrants to purchase 58,000 shares of common stock at a price of $1.09 per share. Additionally, we issued short-term notes payable to two related parties in exchange for $50,000. In addition, the remaining balance of $47,919 of the 7.75% Convertible Debenture was converted into common stock during the nine months ended August 31, 2008. For the nine months ended August 31, 2007, cash provided by financing activities primarily related to the issuance of common stock to Fusion Capital and issuance of debentures to LJCI.

Through August 31, 2008, a significant portion of our financing has been provided through private placements of preferred and common stock, the exercise of stock options and warrants and issuance of convertible debentures. We have in the past increased, and if funding permits plan to increase further, our operating expenses in order to fund higher levels of product development, undertake and complete the regulatory approval process, and increase our administrative resources in anticipation of future growth. In addition, acquisitions such as MCTI increase operating expenses and therefore negatively impact, in the short term, the liquidity position of the Company. We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional equity securities, debt financing and/or the sale or licensing of our technologies. We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures. We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund expansion, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

Item 3A(T). CONTROLS AND PROCEDURES

As of August 31, 2008, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision of and with the participation of our management, including the principal executive officer and principal financial officer. Based on that evaluation, our management, including the principal executive officer and principal financial officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, were effective at August 31, 2008, and during the period prior to the filing of this report.

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

Except as described in the previous paragraph, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

_______
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTICELL TECHNOLOGIES, INC.

October 14, 2008	By:	/s/ W. Gerald Newmin
W. Gerald Newmin (Chief Executive Officer and Chief Financial Officer)