Form 10-K
period 2008-11-30
MultiCell Technologies, Inc.
filed 2009-03-16
CIK 811779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended November 30, 2008.

Commission File Number:  001-10221

MultiCell Technologies, Inc.
(Name of small business issuer in its charter)

DELAWARE	52-1412493
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

68 Cumberland Street, Suite 301
Woonsocket, RI 02895
401-762-0045
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year: $209,835.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days (based upon shares held by non-affiliates and the closing price of $0.0175 share for the common stock on the over-the counter market as of March 9, 2009):  $2,201,131

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 140,429,181 shares of common stock as of March 9, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

MULTICELL TECHNOLOGIES, INC.

FORM 10-KSB

INDEX

EXPLANATORY NOTE

Pursuant to Release No. 33-8878 (the “Release”) promulgated by the Securities and Exchange Commission (the “Commission”) on December 19, 2007, entitled “Smaller Reporting Company Regulatory Relief and Simplification,” Form 10-KSB was removed effective March 15, 2009 (the “Removal Date”), one day prior to the actual date Multicell Technologies, Inc. (the “Company”) filed this Annual Report on Form 10-KSB for the fiscal year ended November 30, 2008 (this “Report”) with the Commission.  However pursuant to the Company’s filing of a Notification of Late Filing on Form 12b-25 and the application of Rule 12b-25, the Company is deemed to have filed this Report on the date it would be due in the absence of the application of Rule 12b-25 (the “Original Filing Date”).  Because the Original Filing Date is prior to the Removal Date, Form 10-KSB is deemed not to have yet been removed as of the Report’s actual filing date, and the Company therefore may properly file the Report on Form 10-KSB.

The Company has discussed its reading of the interplay between the removal of Form 10-KSB as outlined in the Release and the application of Rule 12b-25 with the Staff of the Commission (the “Staff”).  The Staff stated that the Company’s reading of the interplay is correct and therefore a reporting company may file a Form 10-KSB after the Removal Date pursuant to the proper application of Rule 12b-25.  However, the Staff did not review whether the Company timely filed the Form 12b-25 or this Report (nor whether the Company would otherwise be permitted to file on Form 10-KSB in the absence of the removal of Form 10-KSB).

As of the actual date of the filing of this Report, EDGAR does not accept filings on Form 10-KSB.  Therefore, in consultation with the Staff, the Company has filed this Report using the Form 10-K filing code.

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

PART I

DESCRIPTION OF BUSINESS

About MultiCell Technologies, Inc.

MultiCell Technologies, Inc. was incorporated in Delaware on April 28, 1970 as Exten Ventures, Inc., and subsequently changed its name to Exten Industries, Inc. (“Exten”).  An agreement of merger between Exten and an entity then called MultiCell Associates, Inc. (“MTI”), was entered into on March 20, 2004 whereby MTI ceased to exist and all of its assets, property, rights and powers, as well as all debts due it, were transferred to and vested in Exten as the surviving corporation.  Effective April 1, 2004 Exten changed its name to MultiCell Technologies, Inc. (“MultiCell”).  MultiCell operates three subsidiaries, MCT Rhode Island Corp. (wholly owned), Xenogenics Corporation (“Xenogenics”) (56.4% owned), and MultiCell Immunotherapeutics, Inc. (“MCTI”), of which MultiCell holds approximately 67% of the outstanding shares (on an as if converted basis).  As used herein, the “Company” refers to MultiCell, together with MCT Rhode Island Corp., Xenogenics, and MCTI.  Our principal offices are at 68 Cumberland Street, Suite 301, Woonsocket, RI 02895.  Our telephone number is (401) 762-0045.

Following the formation of MultiCell Immunotherapeutics, Inc. during September 2005 and the recent in-licensing of drug candidates, the Company has been pursuing research and development of therapeutics.  Historically, the Company has specialized in developing primary liver cell immortalization technologies to produce cell-based assay systems for use in drug discovery.  The Company seeks to become an integrated biopharmaceutical company that will use its proprietary technologies to discover, develop and commercialize new therapeutics itself and with strategic partners.

Our Therapeutic Programs

MultiCell is pursuing research and development targeting degenerative neurological diseases, including multiple sclerosis (MS) and cancer.

Until recently, the development of therapeutics that interacted with our immune system was focused on finding protective antigens and different ways to present them to the immune system.  The emphasis was on enhancing the human response – stimulating high antibody production.  With a greater understanding of the immune system, the emphasis has shifted to modulating the immune system by optimizing its response to infection and diseases such as cancer.

Today, we know that the immune system is composed of two synergistic elements:  the innate immune system and the adaptive immune system.  Stimulation of the innate immune system, our early warning system, plays a critical role in triggering the adaptive immune response – the ability to produce antibodies and to stimulate a cellular immune response.  A stronger, initial innate immune response aids in the generation of a more robust and longer-lasting adaptive immune response.

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

In December 2005, MultiCell exclusively licensed LAX-202 from Amarin Neuroscience Limited (“Amarin”) for the treatment of fatigue in patients suffering from multiple sclerosis.  MultiCell renamed LAX-202 to MCT-125, and will further evaluate MCT-125 in a pivotal Phase IIb/III clinical trial.  In a 138 patient, multi-center, double-blind placebo controlled Phase II clinical trial conducted in the UK by Amarin, LAX-202 demonstrated efficacy in significantly reducing the levels of fatigue in MS patients enrolled in the study.  LAX-202 proved to be effective within 4 weeks of the first daily oral dosing, and showed efficacy in MS patients who were moderately as well as severely affected.  LAX-202 demonstrated efficacy in all MS patient sub-populations including relapsing-remitting, secondary progressive and primary progressive.  Patients enrolled in the Phase II trial conducted by Amarin also reported few if any side effects following daily oral dosing of LAX-202.  MultiCell intends to proceed with the anticipated pivotal Phase IIb/III trial of MCT-125 using the data generated by Amarin for LAX-202 following discussions with the regulatory authorities.

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

On September 7, 2005, MCTI, entered into an Asset Contribution Agreement (the “Agreement”) with MultiCell Technologies, Inc., Alliance Pharmaceutical Corp. ("Alliance"), and Astral, Inc. ("Astral," and together with Alliance, ("Transferors").  Pursuant to the Agreement, MCTI issued 490,000 shares of common stock to Alliance in consideration for the acquisition of certain assets and the assumption of certain liabilities relating to Transferors' business.  The intellectual property acquired by MCTI includes ten United States and twenty foreign issued and pending patents and patent applications related to chimeric antibody technology, treatment of Type 1 diabetes, T-cell tolerance, toll-like receptor technology, dendritic cells, dsRNA technology and immunosuppression.

In December 2003, we acquired the exclusive worldwide rights to US Patent # 6129911, for Liver Stem Cells from Rhode Island Hospital.  We agreed to pay an annual license fee of $20,000 for the first three years of the agreement and $10,000 per annum thereafter until a product is developed.  Once a product is developed, if ever, the annual license fee will end and we will pay Rhode Island Hospital a 5% royalty on net sales of any product we sell covered by the patent until we pay an aggregate of $550,000 in royalties and a 2% royalty thereafter until the expiration of the patent.  In April, 2005, the Company was granted US Patent # 6872389 for the liver stem cell invention of Dr. Ron Faris, MultiCell’s former Senior Vice President and Chief Scientific Officer.  This patent contains twenty-four claims to a method of obtaining a population of liver cell clusters from adult stem cells and is an important enhancement to the Company’s adult stem cell portfolio.  The Company has an exclusive, long-term license agreement with Rhode Island Hospital for use of the following patents owned by the hospital related to liver cell lines and Liver Assist Devices (LADs):

US Patent # 6,017,760, Isolation and Culture of Porcine Hepatocytes, expires October 9, 2015;
US Patent # 6,107,043, Immortalized Hepatocytes, expires February 8, 2019;
US Patent # 6,129,911, Liver Stem Cell, expires October 10, 2017;
US Patent # 6,858,146, Artificial Liver Apparatus and Method (Sybiol), expires on February 20, 2019; and
US Patent # 6,872,389, Liver Stem Cell, expires on July 8, 2019.

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

Research and Development

In fiscal year 2008, our Company spent $317,130 on research and development. Research and development costs during fiscal year 2007 were $757,866. Cost reductions related to research included lower salaries, lower consulting fees and other operating expenses. Further, the decrease in selling, general and administrative expenses was achieved by reducing administrative and marketing salaries and expenses.

Historically, our research and development has also been funded to some extent by the National Institute of Health (“NIH”) grants, Small Business Innovative Research (“SBIR”) grants, and other similar grants.

Competition

We compete in the segments of the pharmaceutical and biotechnology markets that are highly competitive. We face significant competition from most pharmaceutical companies as well as biotechnology companies that are also researching and selling products similar to ours. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies in particular have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research capabilities than we do. In addition, many universities and private and public research institutes are active in research, some in direct competition with us. We believe that our ability to successfully compete will depend on, among other things:

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

Employees

As of November 30, 2008, we had two employees, both of whom are full-time employees.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

Risks Related To Our Business

Our drug candidates and cellular systems technologies are in the early stages of clinical testing and we have a history of significant losses and may not achieve or sustain profitability.

Our drug candidates are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. Similarly, some of our cellular systems technologies are in early stages of development and require further development before they may be commercially viable. We have incurred a substantial accumulated deficit since our inception in 1970. As of November 30, 2008, our accumulated deficit was $38,628,039. Our losses have primarily resulted from significant costs associated with the research and development relating to our cellular systems technologies and other operating costs. We expect to incur increasing losses for at least several years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our drug candidates, and commercialize any approved drugs and as we continue to advance our cellular systems technologies business. If our drug candidates fail in clinical trials or do not gain regulatory approval, or if our drugs and cellular systems technologies do not achieve market acceptance, we will not achieve or maintain profitability. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

Going Concern

Our independent auditors have added explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended November 30, 2008, relative to our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to obtain additional funding will determine our ability to continue as a going concern. During the past year the Company has operated on working capital provided by La Jolla Cove Investors (“LJCI”). Under terms of the agreement, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of March 9, 2009 there are 9,683,500 shares remaining on the stock purchase warrant and a balance of $96,835 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants approximately $10.6 million of cash would be provided to the Company. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture over the next year.

Our business strategy of focusing on our therapeutic programs and technologies makes evaluation of our business prospects difficult.

Our business strategy of focusing on therapeutic programs and technologies is unproven, and we cannot accurately predict our product development success. Moreover, we have limited experience developing therapeutics, and we cannot be sure that any product that we develop will be commercially successful. As a result of these factors, it is difficult to predict and evaluate our future business prospects.

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

Difficulties encountered during challenging and changing economic conditions could adversely affect our results of operations.

Our future business and operating results will depend to a significant extent on economic conditions in general.  World-wide efforts to cut capital spending, general economic uncertainty and a weakening global economy could have a material adverse effect on us a variety of ways, including a scarcity of financing needed to fund our current and planned operations, and the reluctance or inability of potential strategic partners to consummate strategic partnerships due to their own financial hardships.  If we are unable to effectively manage during the current challenging and changing economic conditions, our business, financial condition, and results of operations could be materially adversely affected.

If we do not obtain adequate financing to fund our future research and development and operations, we may not be able to successfully implement our business plan.

We have in the past increased, and plan to increase further, our operating expenses in order to fund higher levels of research and development, undertake and complete the regulatory approval process, and increase our administrative resources in anticipation of future growth. We plan to increase our administrative resources to support the hiring of additional employees that will enable us to expand our research and product development capacity. We intend to finance our operations with revenues from royalties generated from the licensing of our technology, by selling securities to investors, through the issuance of debt instruments, through strategic alliances, and by continuing to use our common stock to pay for consulting and professional services.

We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures. We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional securities, debt financing and/or the sale or licensing of our technologies. We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources. Although we raised gross proceeds of $144,925 during 2008 and $300,000 in February 2007, in private placements, we do not have any binding commitment with regard to future financing. If adequate funds are not available or are not available on acceptable terms, we may be unable to pursue our therapeutic programs, fund expansion of our cellular technologies business, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

We have never generated, and may never generate, revenues from commercial sales of our drug and/or therapeutic candidates and we may not have drugs and / or therapeutic products to market for at least several years, if ever.

We currently have no drugs or therapeutic products approved by the Food and Drug Administration, or FDA, or similar regulatory authorities that are available for commercial sale anywhere in the world, and we cannot guarantee that we will ever have marketable drugs or therapeutic products available for sale anywhere in the world. We must demonstrate that our drug or therapeutic product candidates satisfy rigorous standards of safety and efficacy to the FDA and other regulatory authorities in the United States and abroad. We and our partners will need to conduct significant additional research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of our drug candidates and therapeutic products. In addition, to compete effectively, our drugs and therapeutic products must be easy to use, cost-effective and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. We cannot be certain that the clinical development of our drug candidates in preclinical testing or clinical development will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other research programs will yield a drug candidate suitable for entry into clinical trials. We do not expect any of our drug and therapeutic products candidates to be commercially available for several years, if at all. The development of one or more of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of drug candidates.

Clinical trials may fail to demonstrate the desired safety and efficacy of our drug and / or therapeutic candidates, which could prevent or significantly delay completion of clinical development and regulatory approval.

Prior to receiving approval to commercialize any of our drug and therapeutic candidates, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities in the United States and abroad, that such drug candidate is both sufficiently safe and effective. Before we can commence clinical trials, we must demonstrate through preclinical studies satisfactory product chemistry, formulation, stability and toxicity levels in order to file an investigational new drug application, or IND, (or the foreign equivalent of an IND) to commence clinical trials. In clinical trials we will need to demonstrate efficacy for the treatment of specific indications and monitor safety throughout the clinical development process. Long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our drug and therapeutic candidates, and satisfactory chemistry, formulation, stability and toxicity levels have not yet been demonstrated for our drug candidates or compounds that are currently the subject of preclinical studies. If our preclinical studies, clinical trials or future clinical trials are unsuccessful, our business and reputation will be harmed.

All of our drug and therapeutic candidates are prone to the risks of failure inherent in drug development. Preclinical studies may not yield results that would satisfactorily support the filing of an IND or comparable regulatory filing abroad with respect to our drug candidates, and, even if these applications would be or have been filed with respect to our drug and therapeutic candidates, the results of preclinical studies do not necessarily predict the results of clinical trials. Similarly, early-stage clinical trials do not predict the results of later-stage clinical trials, including the safety and efficacy profiles of any particular drug and therapeutic candidate. In addition, there can be no assurance that the design of our clinical trials is focused on appropriate disease types, patient populations, dosing regimens or other variables which will result in obtaining the desired efficacy data to support regulatory approval to commercialize the drug and / or therapeutic. Even if we believe the data collected from clinical trials of our drug and therapeutic candidates are promising, such data may not be sufficient to support approval by the FDA or any other United States or foreign regulatory authority. Preclinical and clinical data can be interpreted in different ways. Accordingly, FDA officials or officials from foreign regulatory authorities could interpret the data in different ways than we or our partners do, which could delay, limit or prevent regulatory approval.

Administering any of our drug candidates and therapeutic products, or potential drug candidates that are the subject of preclinical studies to animals may produce undesirable side effects, also known as adverse effects. Toxicities and adverse effects that we have observed in preclinical studies for some compounds in a particular research and development program may occur in preclinical studies or clinical trials of other compounds from the same program. Such toxicities or adverse effects could delay or prevent the filing of an IND or comparable regulatory filing abroad with respect to such drug candidates or potential drug candidates or cause us to cease clinical trials with respect to any drug candidate. In clinical trials, administering any of our drug candidates to humans may produce adverse effects. These adverse effects could interrupt, delay or halt clinical trials of our drug candidates and could result in the FDA or other regulatory authorities denying approval of our drug candidates for any or all targeted indications. The FDA, other regulatory authorities, our partners or we may suspend or terminate clinical trials at any time. Even if one or more of our drug candidates were approved for sale, the occurrence of even a limited number of toxicities or adverse effects when used in large populations may cause the FDA to impose restrictions on, or prevent, the further marketing of such drugs. Indications of potential adverse effects or toxicities which may occur in clinical trials and which we believe are not significant during the course of such trials may later turn out to actually constitute serious adverse effects or toxicities when a drug has been used in large populations or for extended periods of time. Any failure or significant delay in completing preclinical studies or clinical trials for our drug candidates, or in receiving and maintaining regulatory approval for the sale of any drugs resulting from our drug candidates, may severely harm our reputation and business.

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

Item 2. DESCRIPTION OF PROPERTY

On March 26, 2008, the Company negotiated a lease agreement at 68 Cumberland Street, Suite 301, Woonsocket RI  02895.  The lease is a one year lease commencing on May 1, 2008 through April 30, 2009.  The Company agreed to pay $900 per month. The Company expects to renew the lease when it expires on April 30, 2009.

Item 3. LEGAL PROCEEDINGS

On May 14, 2008, one of our stockholders, George Colin, filed a lawsuit against the Company and W. Gerald Newmin in the Superior Court of California – City of Orange, alleging causes of action for breach of written contract and intentional misrepresentation. The plaintiff seeks general damages to be determined at trial, special and consequential damages according to proof, fees and costs, plus interest. The Company and Mr. Newmin believe this claim is without merit and both parties intend to vigorously defend the action.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol MCET.OB. Our stock is considered a penny stock and is, therefore, subject to the Securities Enforcement Remedies and Penny Stock Reform Act of 1990. Penny stock is defined as any equity security not traded on a national stock exchange or quoted on NASDAQ and that has a market price of less than $5.00 per share. Additional disclosure is required in connection with any trades involving a stock defined as a penny stock (subject to certain exceptions); including the delivery, prior to any such transaction, of a disclosure schedule explaining the penny stock market and the associated risks. Broker-dealers who recommend such low-priced securities to persons other than established customers and accredited investors are required to satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchase and receive the purchaser's written consent prior to the transaction.

The table below gives the range of high and low closing prices of our common stock for the fiscal years ended November 30, 2008 and November 30, 2007 based on information provided by the OTC Bulletin Board.

Fiscal Year Ended November 30, 2008

	High	Low
First quarter	$.050	$.025
Second quarter	$.027	$.006
Third quarter	$.011	$.004
Fourth quarter	$.020	$.002

Fiscal Year Ended November 30, 2007
	High	Low
First quarter	$.270	$.190
Second quarter	$.210	$.070
Third quarter	$.090	$.040
Fourth quarter	$.130	$.033

No cash dividends have been paid on our common stock for the 2008 and 2007 fiscal years and no change of this policy is under consideration by the Board of Directors.

The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our Company's earnings, financial requirements, and opportunities for reinvesting earnings, business conditions, and other factors. There are otherwise no restrictions on the payment of dividends. The number of shareholders of record of our Company's Common Stock on March 5, 2009 was approximately 1,039.

We did not repurchase any of our shares during the fourth quarter of the fiscal year covered by this report.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Management’s Discussion and Analysis for the years ended November 30, 2008 and 2007 is presented below.

Overview

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

On October 9, 2007, MultiCell executed an exclusive license and purchase agreement (the “Agreement”) with Corning Incorporated (“Corning”) of Corning, New York. Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell MultiCell’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (ADME/Tox assays). Corning paid MultiCell a non-refundable license fee, purchased certain inventory and equipment related to MultiCell’s Fa2N-4 cell line business, hired certain MultiCell scientific personnel, and paid for access to MultiCell’s laboratories during the transfer of the Fa2N-4 cell lines to Corning. MultiCell retained and continues to support all of its existing licensees, including Pfizer, Bristol-Myers Squibb, and Eisai. MultiCell retained the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays. MultiCell also retained rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to produce therapeutic proteins using the Company’s BioFactories™ technology, to identify drug targets and for other applications related to the Company’s internal drug development programs.

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

We intend to add scientific and support personnel gradually. We want to add specialists for our key research areas. These strategic additions will help us expand our product offerings leading us to additional revenues and profits. Of course as revenues increase, administrative personnel will be necessary to meet the added workload. Other expenses, such as sales and customer service, will increase commensurate with increased revenues. The Company’s current research and development efforts focus on development of future products and redesign of existing products. Due to the ongoing nature of this research, we are unable to ascertain with certainty the total estimated completion dates and costs associated with this research. As with any research efforts, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance the Company’s market position. Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred. For the years ended November 30, 2008 and 2007, research and development costs were $317,130 and $757,866, respectively. Research and development costs include such costs as salaries, legal fees, employee benefits, compensation cost for options issued to the Scientific Advisory Board, supplies and license fees.

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

Revenue Recognition – In the years covered by this report on Form 10-KSB, the Company's revenues have been generated primarily from license revenue under agreements with Corning, Pfizer, and Eisai, as well as the sale of cells or royalties on the license for the sale of cells through its sale and distribution agreement with XenoTech, LLC. Management believes such sources of revenue will be part of the Company's ongoing operations. The Company recognizes revenue from licensing and research agreements as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable and the collection of the contractual amounts is reasonably assured. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. Deferred revenues associated with services expected to be performed within the 12 - month period subsequent to the balance sheet date are classified as a current liability. Deferred revenues associated with services expected to be performed at a later date are classified as non-current liabilities.

Stock-Based Compensation –We account for stock based compensation under Statement of Financial Accounting Standards 123R (SFAS 123R), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values over the period during which an employee is required to provide service in exchange for the award (the vesting period), net of estimated forfeitures. The estimation of fair value of stock options requires management to make estimates for certain assumptions regarding risk-free interest rates, expected life of the options, expected volatility of the price of our common stock, and the expected dividend yield of our common stock.

Long-Lived Assets - Long-lived assets that do not have indefinite lives, such as property and equipment, license agreements, and patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses for assets to be held and used are then measured based on the excess, if any, of the carrying amounts of the assets over their fair values. Long-lived assets to be disposed of in a manner that meets certain criteria are stated at the lower of their carrying amounts or fair values less costs to sell and are no longer depreciated.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement was originally effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We adopted the effective portions of SFAS 157 effective December 1, 2007, which did not have a significant impact on our consolidated financial statements. We are currently evaluating the impact of the remaining portions of SFAS 157 on our financial statements and anticipate that the adoption of those portions of the statement will not have a significant impact on the reporting of our financial position and results of operations.

In March 2007, the FASB issued FASB Staff Position EITF 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (FSP 07-03). FSP 07-03 addresses whether nonrefundable advance payments for goods or services that will be used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. FSP 07-03 will be effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. We currently believe that the adoption of FSP 07-03 will have no material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations. SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements. We do not expect that it will have any immediate effect on our financial statements, however, the revised standard will govern the accounting for any future business combinations that we may enter into.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, (SFAS No. 161), which requires companies to provide additional disclosures about its objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations, and how the derivative instruments and related hedged items affect our financial statements. SFAS No. 161 also requires companies to disclose information about credit risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We do not currently believe adoption will have a material impact on our financial position or operating results.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of FASB 162 is not expected to have a material impact on our financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement (FSP APB 14-1) that changes the method of accounting for convertible debt securities that require or permit settlement in cash either in whole or in part upon conversion. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Under FSP APB 14-1, the debt and equity components of convertible debt securities that may be settled in cash upon conversion will be bifurcated and accounted for separately in a manner that will result in recognizing interest expense on these securities at rates reflective of the entity’s borrowing rates for what the entity would have incurred had it issued nonconvertible debt with otherwise similar terms. The equity component of such convertible debt securities will be included in the paid-in-capital section of stockholders’ equity on the consolidated balance sheet and, accordingly, the initial carrying values of these debt securities will be reduced. Net loss for financial reporting purposes will be increased by recognizing the accretion of the reduced carrying value of the convertible debt securities to their face amounts as additional non-cash interest expense. Management is currently evaluating the impact of FSP APB 14-1 on our financial statements, but has not yet determined the effect on the reporting of our consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact of EITF 07-5 on our financial statements, if any, that will occur upon the adoption of EITF 07-5.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations. The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Year Ended November 30, 2008 compared to Year Ended November 30, 2007

Revenue. Total revenue for the year ended November 30, 2008 was $209,835, as compared to revenue of $251,797 for the same period in the prior fiscal year, a decrease of $41,962. For the year ended November 30, 2008, revenue consisted of license revenue totaling $190,521 under agreements with Corning, Pfizer, Eisai, and Xenotech, plus revenue of $19,314 from sales of cells and related media. For the year ended November 30, 2007, revenue consisted of license revenue totaling $131,664 under agreements with Pfizer, Eisai, Xenotech, and BMS, plus revenue of $120,133 from sales of cells and related media.

Operating Expenses. Total operating expenses for the year ended November 30, 2008 were $2,300,818, as compared to operating expenses of $3,389,894 for the year ended November 30, 2007, representing a decrease of $1,089,076 as compared to the prior fiscal year. This decrease principally represents the net effect of the following changes between 2008 and 2007: 1) the reduction in 2008 of the costs for consulting fees, legal fees, accounting and auditing fees, and other professional fees by approximately $1,150,000; 2) the reduction in 2008 of salaries and wages, including related benefits and payroll taxes, by approximately $480,000; 3) the reduction in 2008 of the costs of occupancy in the approximate amount of $190,000; 4) the write-off in 2007 of certain license fees in the amount of $300,000 that had been capitalized in 2006 (none in 2008); and 5) the write-down of intangible assets due to impairment in value in 2008 in the approximate amount of $1,060,000. The Company has reviewed its patent portfolio strategy related to its Toll-like receptor 3 (TLR3) technology acquired in September 2005 when MultiCell acquired the assets of Astral, Inc. This intellectual property is the subject of three patent applications, and is related to the Company's lead drug candidate MCT-465. The Company may decide to cease further prosecution of the subject patent applications and terminate its development work related to MCT-465. Accordingly, the Company has written down the value of the patent applications directly related to MCT-465 presently carried on its balance sheet at November 30, 2008.

Other income/(expense).The total of other expense, net of other income, decreased from $34,541 for the year ended November 30, 2007 to $3,953 for the year ended November 30, 2008, representing a decrease of $30,588. The principal cause of the decrease is the reduction of interest expense and related amortization of discount for the 7.75% convertible debentures, which were issued early in 2007, then paid off or converted into common stock by February 2008.

Net Loss. Net loss for the year ended November 30, 2008 was $2,094,936, as compared to a net loss of $3,172,638 for the year ended November 30, 2007, representing a decrease in the net loss of $1,077,702 (34%). The primary reasons for the decrease are the reductions in operating expenses as described above, net of the effects of the write-down of intangible assets due to impairment in value.

Preferred stock dividends. In connection with the issuance of the Series B preferred stock and warrants, commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company will pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying (A) $100 per share by the higher of the Wall Street Journal Prime Rate plus one percent (1%), or nine percent (9%). In no event will the dividend rate be greater than 12% per annum. The dividend shall be payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first (1st) day of such month. In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares will be reduced to eighty-five percent (85%) of the otherwise applicable conversion price. For the years ended November 30, 2008 and 2007, the Company paid and/or accrued preferred dividends in the amount of $149,203 and $151,548, respectively.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance of debt or equity instruments. The following is a summary of our key liquidity measures at November 30, 2008 and November 30, 2007:

	November 30, 2008	November 30, 2007

Cash and cash equivalents	$6,022	$411,691

Current assets	$38,876	$502,704
Current liabilities	(1,768,689)	(1,724,869)

Working capital deficiency	$(1,729,813)	$(1,222,165)

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

During the past fiscal year (and into the current fiscal year), the Company has operated on working capital provided by LJCI in connection with its exercise of warrants issued to it by the Company (which LJCI must exercise whenever it wants to convert amounts owning under the convertible debenture it holds), all as discussed in more detail below.  The warrants are exercisable at $1.09 per share.  As of March 9, 2009 there were 9,683,500 shares remaining on the stock purchase warrant.  Should LJCI continue to exercise all of its remaining warrants approximately $10.6 million of cash would be provided to the Company.  However, the Debenture Purchase Agreement (discussed below) limits LJCI’s stock ownership in the Company to 9.99% of the outstanding shares of the Company and therefore, based on the number of shares outstanding as of March 9, 2009.  The Company expects that LJCI will continue to exercise the warrants and convert the debenture over the next year, but cannot assure that LJCI will do so. We are investigating the possible sale or license of certain assets that we did not already license to Corning in October 2007.  We are presently pursuing discussions with companies operating in the stem cell research market and the general life science research market.

On May 3, 2006, MultiCell entered into a common stock purchase agreement with Fusion Capital, which was amended and restated on October 5, 2006, and ultimately terminated on July 18, 2007.  Under the agreement, Fusion Capital was obligated, under certain conditions, to purchase shares from the Company up to an aggregate amount of $8 million from time to time over a 25-month period.  MultiCell authorized 8,000,000 shares of its common stock for sale to Fusion Capital under the agreement. For the year ended November 30, 2007 the Company received $450,000 from Fusion Capital of which 25% of the gross proceeds were payable to Series B preferred shareholders.  During the year ended November 30, 2007, the Company redeemed 615 shares of Series B preferred stock by paying $61,500.

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

Until the earlier of (a) two years after the closing date or (b) the date upon which all of the Series B Shares have been converted into common stock, the purchasers had a right of first refusal on any financing in which the Company is the issuer of debt or equity securities.  If (a) the Company raised debt or equity financing during the right of first refusal period, (b) the Company’s common stock is trading below the conversion price of the Series B Shares at the time of such financing, and (c) the purchasers did not exercise their right of first refusal, then the Company, at the option of any purchaser, could use 25% of the net proceeds from such financing to redeem such purchasers’ shares of Series B preferred stock or common stock, as determined by such purchaser.  The redemption price would be determined in the same manner as any redemption set forth in the preceding paragraph.  In addition, if an event of default (as defined in the agreement) occurs, the conversion price of the Series B Shares (as set forth below) shall be reduced to 85% of the then applicable conversion price of such shares.

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

On February 28, 2007, we entered into a Debenture Purchase Agreement with La Jolla Capital Investors (the “Debenture Purchase Agreement”) pursuant to which we sold a convertible debenture to LJCI in a principal amount of $1,000,000 (receivable in four payments) with an annual interest rate of 7.75% and maturing on February 28, 2008 (the “Initial Debenture”).  The first payment of $250,000 was received by us on March 7, 2007.  We also entered into a Securities Purchase Agreement with LJCI on February 28, 2007 (the “Securities Purchase Agreement”) pursuant to which we agreed to sell a convertible debenture in a principal amount of $100,000 with an annual interest rate of 4.75% and expiring on February 28, 2012 (the “Second Debenture”, and together with the Initial Debenture, the “Debentures”).  In addition, we issued to LJCI a warrant to purchase up to 10 million shares of our common stock (the “LJCI Warrant”) at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007.

The Debentures are convertible at the option of LJCI at any time up to maturity at a conversion price equal to the lesser of the fixed conversion price of $1.00, or 80% of the average of the lowest three daily volume weighted average trading prices per share of our common stock during the twenty trading days immediately preceding the conversion date.  The Initial Debenture accrued interest at 7.75% per year prior to being settled in full, as discussed below.  The Second Debenture accrues interest at 4.75% per year payable in cash or our common stock.  Through November 30, 2008, interest is being paid in cash on a monthly basis.  If paid in stock, the stock will be valued at the rate equal to the conversion price of the Debentures in effect at the time of payment.  For the Initial Debenture, if the holder elects to convert a portion of the debentures and, on the day that the election is made the volume weighted average price is below $0.16, the Company shall have the right to repay that portion of the debenture that holder elected to convert, plus any accrued and unpaid interest, at 150% of each amount.  In the event that the Company elects to repay that portion of the debenture, holder shall have the right to withdraw its conversion notice.

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

The Debentures required the Company to register the shares of common stock into which the Debentures could be converted by the holder with the SEC.  The Company was unable to obtain SEC approval to register the subject shares, and consequently, the Company and LJCI agreed to terminate the Debenture Purchase Agreement and to allow LJCI to sell the common shares pledged as collateral under the Debenture Purchase Agreement.  As of November 30, 2007, LJCI had sold all of the common shares pledged as collateral and received $202,081 in gross proceeds.  Consequently, a balance of $47,919 remained outstanding and owed to LJCI as a result of the Company’s initial draw-down of $250,000 under the terms of the Debenture Purchase Agreement.  During the year ended November 30, 2008, LJCI converted the remaining $47,919 balance into 4,710,250 shares of the Company’s common stock subject to the terms set forth in the Debenture Purchase Agreement.

Cash provided by (used in) operating, investing and financing activities for the years ended November 30, 2008 and November 30, 2007 is as follows:

	November 30, 2008	November 30, 2007
Operating activities	$(570,607)	$(420,896)
Investing activities	20,013	29,485
Financing activities	144,925	725,491
Net increase (decrease) in cash and cash equivalents	$(405,669)	$334,080

Operating Activities

For the year ended November 30, 2008, the most significant differences between our net loss and our net cash used in operating activities are due to non-cash charges included in our net loss for the write-down of intangible assets due to impairment in value in the amount of $1,061,365, services that are paid through the issuance of common stock or stock options in the amount of $106,198, and for depreciation and amortization in the aggregate amount of $80,255, plus changes in working capital, which included an increase in accounts payable and accrued liabilities of $233,881.  For the year ended November 30, 2007, the most significant differences between our net loss and our net cash used in operating activities are due to non-cash charges included in our net loss for services that are paid through the issuance of common stock and stock options in the amount of $1,386,845 and for depreciation and amortization in the aggregate amount of $113,815, plus changes in working capital, which included an increase in accounts payable and accrued liabilities of $452,175 and an increase in deferred income of $758,610.

Investing Activities

Net cash provided by investing activities in 2008 was related to the sale of property and equipment for cash and collections of principal on a note receivable.  Net cash provided by investing activities in 2007 was related to the sale of property and equipment for cash.

Financing Activities

During the year ended November 30, 2008, LJCI converted $825 of the 4.75% Convertible Debenture into common stock and exercised warrants to purchase 82,500 shares of common stock at a price of $1.09 per share. Additionally, we issued short-term notes payable to two related parties in exchange for $55,000.  In addition, the remaining balance of $47,919 of the 7.75% Convertible Debenture was converted into common stock during the year ended November 30, 2008.  For the year ended November 30, 2007, cash provided by financing activities primarily related to the issuance of common stock to Fusion Capital for $450,000 and issuance of debentures to LJCI for $350,000, less $61,500 paid to redeem Series B preferred stock.

Through November 30, 2008, a significant portion of our financing has been provided through private placements of preferred and common stock, the exercise of stock options and warrants and issuance of convertible debentures.  We have in the past increased, and if funding permits plan to increase further, our operating expenses in order to fund higher levels of product development, undertake and complete the regulatory approval process, and increase our administrative resources in anticipation of future growth.  In addition, acquisitions such as MCTI increase operating expenses and therefore negatively impact, in the short term, the liquidity position of the Company.

During the past year the Company has operated on working capital provided by LJCI. Under terms of the agreement LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of March 9, 2009 there are 9,683,500 shares remaining on the stock purchase warrant and a balance of $96,835 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants approximately $10.6 million of cash would be provided to the Company. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.99% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture over the next year. We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional equity securities, debt financing and/or the sale or licensing of our technologies.  We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures.  We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources.  If adequate funds are not available or are not available on acceptable terms, we may be unable to fund expansion, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

Item 7.  FINANCIAL STATEMENTS

The full text of the Company's audited consolidated financial statements for the fiscal years ended November 30, 2008 and 2007 begins on page F-1 of this Annual Report.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 15, 2008, MultiCell dismissed J.H. Cohn LLP ("Cohn") as MultiCell's independent registered public accounting firm. The decision to dismiss Cohn was approved by the Audit Committee of the Board of Directors of MultiCell.  The  reports of Cohn on the financial statements of MultiCell for the years ended  November 30, 2006 and 2005 contained no adverse opinion or disclaimer of opinion  and were not qualified or modified as to uncertainty, audit scope or accounting  principle, but did include explanatory paragraphs for the effects of a  restatement of the financial statements for the year ended November 30,  2004,  the adoption of Statement of Financial Accounting Standards No. 123(R),  "Share-Based Payment" in 2006, and the Company's ability to continue as a going  concern.

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

MultiCell furnished a copy of the above disclosures to Cohn and requested that Cohn furnish MultiCell with a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with the above disclosures. A copy of Cohn’s letter was attached as Exhibit 16.1 to the report on Form 8-K.  On January 15, 2008, MultiCell engaged Hansen, Barnett and Maxwell, P.C. ("Hansen") as its new independent registered public accounting firm to audit MultiCell’s financial statements for the year ending November 30, 2007 and to review the financial statements to be included in MultiCell's quarterly report on Form 10-QSB for the quarters ending February 29, 2008, May 31, 2008 and August 31, 2008.  Prior to the engagement of Hansen, neither MultiCell nor anyone on behalf of MultiCell consulted with Hansen during MultiCell's two most recent fiscal years and  through January 15, 2008 in any manner regarding either: (A) the application of  accounting principles to a specified transaction, either completed or proposed,  or the type of audit opinion that might be rendered on MultiCell's financial  statements; or (B) any matter that was the subject of either a disagreement or a  reportable event (as defined in Item 304(a)(1)(iv) of Regulation S-B).

Item 8A(T).  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2008 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of November 30, 2008, the following material weaknesses existed:

1.
Entity-Level Controls: We did not maintain effective entity-level controls as defined by the framework issued by COSO. Specifically, we did not effectively segregate certain accounting duties due to the small size of our accounting staff, and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting.

2.
Information Technology: We did not maintain effective controls over the segregation of duties and access to financial reporting systems. Specifically, key financial reporting systems were not appropriately configured to ensure that certain transactions were properly processed with segregated duties among personnel and to ensure that unauthorized individuals did not have access to add or change key financial data.

In order to mitigate these material weaknesses to the fullest extent possible, all financial reports are reviewed by the Chief Financial Officer, who has limited system access.  In addition, regular meetings are held with the Board of Directors and the Audit Committee.  If at any time we determine a new control can be implemented to mitigate these risks at a reasonable cost, it is implemented as soon as possible.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 8B. OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Executive Officers of the Company

Our executive officers, key employees and directors are listed in the below table. There are no family relationships among any of our executive officers, key employees and directors.

Name	Age	Position	Director since the below date (1)

W. Gerald Newmin	71	Chairman, Acting Chief Executive Officer, Chief Financial Officer, Secretary and Director	December 1, 1995(3)

Stephen Chang	52	Director	June 16, 2004(2)

Edward Sigmond	47	Director	May 17, 2000

Thomas A. Page	74	Director	September 11, 2003

Anthony E. Altig	50	Director	September 15, 2005

(1)	Each director serves until the next annual meeting of stockholders.
(2)	Resigned as President and Chief Executive Officer on December 21, 2007.
(3)	Elected as Acting Chief Executive Officer on December 21, 2007.

W. Gerald “Jerry” Newmin joined the Company in June 1995.  He currently serves as the Chairman, Chief Executive Officer, President, Chief Financial Officer and Secretary.  Mr. Newmin served as Chief Executive Officer of the Company from June 1995 to May 2006, and was appointed to serve again as Chief Executive Officer on December 21, 2007.  Mr. Newmin is Chairman, Chief Executive Officer, Secretary and a director of Xenogenics, a partially-owned subsidiary, Chairman, Chief Executive Officer, Secretary and director of MCT Rhode Island Corp, a wholly-owned subsidiary of the Company and Chief Executive Officer, Secretary and a director of MCTI, a partially-owned subsidiary of the Company. He has managed NYSE and American Stock Exchange Fortune 500 companies. He has been President of HealthAmerica Corporation, then the nation’s largest publicly held HMO management company. He was Chief Executive Officer and President of The International Silver Company, a diversified multi-national manufacturing company that he restructured. He was Chief Operating Officer of numerous Whittaker Corporation operating units, including Production Steel Company, Whittaker Textiles, Bertram Yacht, Trojan Yacht, Columbia Yacht, Narmco Materials and Anson Automotive. He was instrumental in Whittaker’s entry into the US and international health care markets. He was Western Regional Vice President of American Medicorp, Inc, where he managed 23 acute care hospitals in the Western United States. He retired as Chairman and Chief Executive Officer of SYS Technologies, Inc., a high-growth defense technology company in 2003.  Mr. Newmin has a Bachelor’s degree in Accounting from Michigan State University.

Stephen Chang, Ph.D. has served as a director of the Company since June 2004, became President of the Company in February 2005, and became Chief Executive Officer in May 2006.  Dr. Chang resigned as Chief Executive Officer and President on December 21, 2007.  On December 21, 2007, Dr. Chang also resigned as President and CEO of MultiCell Immunotherapeutics, Inc., a subsidiary of the Company.  Dr. Chang is presently Chief Scientific Officer of Stemgen, Inc.  Dr. Chang is also President of CURES, a coalition of patient advocates, biotechnology companies, pharmaceutical companies and venture capitalists dedicated to ensuring the safety, research and development of innovative life saving medications. Dr. Chang is on the board of BIOCOM, San Diego’s premier life sciences organization.  Dr. Chang was chief science officer and vice president of Canji Inc./Schering Plough Research Institute in San Diego from 1998 to 2004.  Dr. Chang earned his doctoral degree in Biological Chemistry, Molecular Biology and Biochemistry from the University of California, Irvine.  Prior to that he received a bachelor of science in Zoology, Microbiology, and Cell and Molecular Biology from the University of Michigan and a USPHS Postdoctoral Fellowship at the Baylor College of Medicine.

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

Thomas A. Page has served as a director of the Company since September 2003.  Mr. Page is Director Emeritus and former Chairman of the Board and CEO of Enova Corporation and San Diego Gas and Electric Company (now part of Sempra Energy).  Prior to the formation of Sempra Energy Corporation as a holding company in 1996, at various times Mr. Page was SDG&E’s chairman, president and CEO and  held one or more of these positions until his retirement in 1998.  Mr. Page joined SDG&E in 1978 as executive vice president and COO.  In 1981, he was elected president and CEO and added the chairmanship in 1983.  Mr. Page has been active in numerous industrial, community and governmental associations and has funded medical research.  He is a director of the San Diego Regional Economic Development Corporation, Community National Bank, Sys Technologies and is an advisory director of Sorrento Ventures.  Mr. Page earned a Bachelor of Science degree in civil engineering, a masters degree in industrial administration and was awarded a doctorate in management, all from Purdue University.  He has been licensed as an engineer and as a certified public accountant (CPA).  Mr. Page also serves on the University of California Presidents Council on the National Laboratories.

Anthony E. Altig has served as a director of the Company since September 2005. Mr. Altig serves as the Chair of the Audit Committee of the Company.  Mr. Altig has extensive experience in financial management, strategic planning and financial reporting primarily with biotechnology and other technology companies.  Since 2004, Mr. Altig has been the Chief Financial Officer of Diversa Corporation a leader in providing proprietary genomic technologies for the rapid discovery and optimization of novel protein based products.  From 2002 through 2004 Mr. Altig served as the Chief Financial Officer of Maxim Pharmaceuticals, a public biopharmaceutical company.  Prior to joining Maxim, Mr. Altig served as the Chief Financial Officer of NBC Internet, Inc., a leading Internet portal company, which was acquired by General Electric.  Mr. Altig’s additional experience includes his role as the Chief Accounting Officer at USWeb Corporation, as well as his experience serving biotechnology and other technology companies during his tenure at both PricewaterhouseCoopers and KPMG.  Mr. Altig is a certified public accountant and is a graduate of the University of Hawaii.

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

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held ten meetings in 2008, three of which were telephonic. All five board members were present, either by person or on the telephone in the case of the telephonic meetings, at all ten meetings except for Mr. Chang who missed four meetings and Mr. Page who missed three meetings.

Board Committees

Our Board of Directors has established an Audit Committee and a Nominating, Corporate Governance and Compensation Committee. The members of each committee are appointed by our Board of Directors, upon recommendation of the Nominating Committee, and serve one-year terms. Each of these committees operates under a charter that has been approved by the Board of Directors. The charter for each committee is available on our website. The Audit Committee met five times during 2008. The Nominating, Corporate Governance and Compensation Committee met one time during 2008.

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

The Board of Directors annually reviews the NASDAQ listing standards definition of independence for Audit Committee members and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 10A-3 of the Exchange Act of 1934). The Board of Directors has determined that Anthony Altig and Thomas A. Page each qualify as “audit committee financial experts”, as defined in applicable SEC rules.  The Board made a qualitative assessment of Anthony Altig’s and Thomas A. Page’s level of knowledge and experience based on a number of factors, including their formal education and experience as financial experts and their prior experience as certified public accountants.  The Audit Committee met five times during the fiscal year ended November 30, 2008.

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

The members of the Nominating, Corporate Governance and Committee are Ed Sigmond, Chairman, Tony Altig and Tom Page. The Committee met once during the fiscal year ended November 30, 2008.

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

In considering whether to recommend any particular candidate for inclusion in the Board's slate of recommended director nominees, the Nominating Committee applies certain criteria, including:

•	The candidate's honesty, integrity and commitment to high ethical standards,

•	Demonstrated financial and business expertise and experience,

•	Understanding of our company, its business and its industry,

•	Actual or potential conflicts of interest, and

•	The ability to act in the interests of all stockholders.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of any class of the Company's equity securities. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of any such reports filed with the SEC within the last fiscal year and any written representations received by the Company from Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended November 30, 2008, all Reporting Persons timely complied with all applicable filing requirements.

Code of Ethics

 We have adopted a code of business conduct and ethics that applies to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) as well as our employees. A copy of our code of business conduct and ethics is available on our website at www.multicelltech.com under "Investor Relations—Leadership & Governance." We intend to post on our website all disclosures that are required by applicable law, the rules of the Securities and Exchange Commission or OTCBB listing standards concerning any amendment to, or waiver from, our code of business conduct and ethics.

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

The base salaries we paid to our executives in 2008 and 2007 are reflected in the summary compensation table below.

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

Summary Compensation Table

Name and Principal Position(1)	Year	Salary ($)		All Other Compensation ($) (5)	Total ($)
W. Gerald Newmin, (2)	2008	$180,000	{4)	$30,000	$210,000
Chairman of the Board, Chief Executive	2007	$84,600		$21,000	$105,600
Officer, President, Chief Financial
Officer, Treasurer, Secretary and Director

Dr. Stephen Chang Ph.D. (3)
Former Chief Executive Officer, former	2008	$10,385		$18,000	$28,385
President, and current Director	2007	$180,069		$21,000	$201,069

(1) During fiscal years ended November 30 2007 and 2008, the listed persons were the only Principal Executive Officers of the Company and the only persons that earned more than $100,000 during either of such fiscal years.
(2) Appointed as President and Chief Executive Officer on December 21, 2007.
(3) Resigned as President and Chief Executive Officer on December 21, 2007.
(4) Of Mr. Newmin’s salary for the year ended November 30, 2008, $108,681 is unpaid at November 30, 2008 and is included in accrued expenses.
(5) The amounts set forth in this column reflect monies earned in consideration for directors attending meetings of our Board of Directors.  Each of Mr. Newmin and Dr. Chang earned $3,000 for each meeting of the Board of Directors attended during fiscal years 2007 and 2008.  The Company may pay any such fees in cash or capital stock of the Company, although the Company has traditionally paid such fees in capital stock of the Company.  The Company has not yet paid any of the director fees set forth in this column which were earned in fiscal year 2008.   The Company has paid all such fees earned in fiscal year 2007 in capital stock of the Company, other than $9,000 to each of Mr. Newmin and Dr. Chang.  All of the aforementioned earned and unpaid fees are included in the Company’s accrued expenses.

Contracts, Termination of Employment and Change-in-Control Arrangements

Employment Agreement with W. Gerald Newmin.  Mr. Newmin does not have a written employment agreement with the Company. Mr. Newmin’s base salary is $15,000 per month.

Employment Agreement with Stephen Chang, Ph.D.  Dr. Chang’s base salary for fiscal year 2007 was $15,000 per month.  Pursuant to his employment agreement with the Company dated February 1, 2005, one third of his monthly salary was to be paid quarterly in stock, but the agreement was orally amended so that Mr. Chang received the entirety of his salary in cash.  Dr. Chang resigned from position as Chief Executive Officer and President effective December 21, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows for the fiscal year ended November 30, 2008, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
W. Gerald Newmin	50,000	0	0	$1.35	9/16/09	0	0	0	0

Dr. Stephen Chang Ph.D.	30,000	0	0	$1.25	6/14/09	0	0	0	0
	50,000	0	0	$1.25	6/14/09	0	0	0	0
	50,000	0	0	$1.35	9/16/09	0	0	0	0
	1,000,000	0	0	$1.40	1/27/10	0	0	0	0

NON-EMPLOYEE DIRECTOR COMPENSATION

The following table details the total compensation of our non-employee directors for the year ended November 30, 2008.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($)	Total ($)
Anthony F. Altig	$51,000	$0	$0	$51,000
Thomas A. Page	$26,000	$0	$0	$26,000
Edward Sigmond	$36,000	$0	$0	$36,000

 (1)  Director fees earned during the year ended November 30, 2008 have not been paid in cash or otherwise settled and appear in our financial statements as accrued expenses.  Historically, we have paid director fees through the issuance of our common stock and may still do so in the future.

Director Compensation Arrangements

Each director of the Company earns fees of $3,000 for each board meeting attended.  The Chairman of the Audit Committee earns $4,000 for each Audit Committee meeting attended and each other Audit Committee member earns $1,000 per Audit Committee meeting attended.  The Chairman of the Nominating, Corporate Governance and Compensation Committee earns $2,000 per Nominating, Corporate Governance and Compensation Committee meeting attended and each other member of the Nominating, Corporate Governance and Compensation Committee earns $1,000 per Nominating, Corporate Governance and Compensation Committee meeting attended. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in attending Board meetings in accordance with Company policy.

Each director of the Company also receives a one time stock option grant of 50,000 on the date he or she joins the Board of Directors (which shall be referred to as the “Directors’ Plan”).  Currently, any options granted would be pursuant to our 2004 Equity Incentive Plan.  None of the options granted pursuant to the Directors’ Plan are incentive stock options, as defined in the Internal Revenue Code.  The exercise price of options granted under the Directors’ Plan is 100% of the fair market value of the common stock subject to the option on the date of the option grant. The standard terms of the plan call for vesting in equal installments over three years and expiring in five years.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Directors, Officers and 5% Stockholders

The following table sets forth, as of March 9, 2009, certain information as to shares of our common stock owned by (i) each person known to beneficially own more than 5% of our outstanding common stock or preferred stock, (ii) each of our directors, and executive officers named in our summary compensation table, and (iii) all of our executive officers and directors as a group.  Unless otherwise indicated, the address of each named beneficial owner is the same as that of our principal executive offices located at 86 Cumberland Street, Suite 301, Woonsocket, Rhode Island, 02895.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percent of Common Stock Beneficially Owned	Number of Shares of Preferred Stock Beneficially Owned	Percent of Preferred Stock Beneficially Owned

Monarch Pointe Fund, Ltd. (3)	2,962,910	2.07%	7,891	35.9%

La Jolla Cove Investors, Inc. (4)	14,740,864	9.99%	–	–

Asset Managers International, Ltd (5)	5,556,362	3.81%	4,923	22.38%

W. Gerald Newmin (6)(11)	6,399,042	4.50%	–	–

Thomas A. Page (7)(11)	1,008,542	*	–	–

Stephen Chang, Ph.D. (8) (11)	1,916,445	1.35%	–	–

Edward Sigmond (9)(11)	1,049,806	*	–	–

Anthony Altig (10)(11)	375,139	*	–	–

All executive officers and directors as a group (five persons)	10,748,974	7.43%	–	–

*	Represents less than 1% of the issued and outstanding shares of the applicable class of equity securities of the Company as of March 9, 2009.

(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the Commission, shares of common stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, or other rights, are deemed outstanding for purposes of computing shares beneficially owned by the percentage ownership of each such person and group.  Applicable percentages are based on 140,429,181 shares of common stock and 21,996 shares of preferred stock outstanding on March 9, 2009 (of which 16,262 are shares of our Series B preferred stock and 5,734 are shares of our Series I preferred stock), and are calculated as required by rules promulgated by the SEC.

(2)	Unless otherwise noted, all shares listed are owned of record and the record owner has sole voting and investment power, subject to community property laws where applicable.

(3)
Includes (i) 496,972 shares of common stock held by Monarch Pointe Fund, Ltd. (“MPF”) and (ii) 2,465,938 shares of our common stock issuable to MPF upon conversion of its preferred stock.  The shares of preferred stock held by MPF are all shares of our Series B preferred stock.  MPF is in liquidation.  William Tacon serves as the liquidator of MPF and, as such, now has control over the securities owned by MPF.   The foregoing information is as of December 31, 2008 and is based solely upon information contained in a Schedule 13G/A filed with the SEC by MPF on January 14, 2009.

(4)
Represents the maximum possible amount of shares of our commons stock (i) held by LJCI, (ii) issuable to LJCI upon the exercise of a common stock warrant it holds, and (iii) issuable to LJCI upon the conversion of a 4.75% convertible debenture its holds, all as of March 9, 2009.  Pursuant to the terms of the warrant and convertible debenture, LJCI may not acquire shares of our commons stock to the extent such acquisition would cause LJCI to own more than 9.99% of our outstanding common stock immediately after such acquisition.  Provided the aforementioned 9.99% cap is complied with, LJCI may in the future exercise or convert into, as applicable, a significant amount of additional shares of our common stock (e.g. as of March 9, 2009, there are a total of 9,683,500 shares remaining on the stock purchase warrant and a balance of $96,835 remaining on the convertible debenture, which is convertible pursuant to the formula set forth in the debentures listed in the Exhibits section of this report).

(5)
Includes (i) 2,118,513 shares of common stock issuable to Asset Managers International, Ltd upon the exercise of warrants within 60 days of March 9, 2009 and (ii) 3,437,849 shares of our common stock issuable to Asset Managers International, Ltd. upon conversion of its Series B preferred stock.

(6)
Includes (i) 3,999,844 shares of common stock, (ii) 1,373,065 shares of common stock issuable to Mr. Newmin upon the exercise of warrants within 60 days of March 9, 2009, 9, (iii)  50,000 shares of common stock issuable to Mr. Newmin under options exercisable within 60 days of March 9, 2009, (iv) 694,133 shares of common stock owned by Mr. Newmin’s spouse, and (v) warrants to purchase 282,000 shares of common stock issuable upon exercise of warrants owned by Mr. Newmin’s spouse.  Mr. Newmin disclaims beneficial ownership of the aforementioned stock beneficially owned by Mrs. Newmin, except to the extent of his pecuniary interest therein.

(7)
Includes (i) 432,639 shares of common stock, (ii) 525,903 shares of common stock issuable upon the exercise of common stock warrants within 60 days of March 9, 2009, and (iii) 50,000 shares of common stock issuable under options exercisable within 60 days of March 9, 2009.

(8)
Includes (i) 422,374 shares of common stock, (ii) 364,071 shares of common stock issuable upon the exercise of common stock warrants within 60 days of March 9, 2009 and (iii) 1,130,000 shares of common stock issuable under options exercisable within 60 days of March 9, 2009.

(9)
Includes (i) 838,229 shares of common stock, (ii) 161,577 shares of common stock issuable upon the exercise of common stock warrants within 60 days of March 9, 2009 and (iii) 50,000 shares of common stock issuable under options exercisable within 60 days of March 9, 2009.

(10)
Includes (i) 152,209 shares of common stock, (ii) 172,930 shares of common stock issuable upon the exercise of common stock warrants within 60 days of March 9, 2009 and (iii) 50,000 shares of common stock issuable under options exercisable within 60 days of March 9, 2009.

(11)	Does not include any shares issuable in connection with director’s fees earned by the reporting person as of March 9, 2009.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the securities authorized for issuance under equity compensation plans as of November 30, 2008.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by shareholders (1)	2,000,000	$1.16	109,739
Equity compensation plans not approved by shareholders (2)	2,150,000	$0.54
	4,150,000	$0.84

(1) Pursuant to the plan, from 2005 through the Company’s fiscal year end 2013, the number of shares of common stock authorized for issuance under the plan is automatically increased on the first day of each year by the lesser of the following amounts: (a) 2.0% of the Company’s outstanding shares of common stock on the day preceding the first day of such fiscal year or (b) 1,500,000 shares of common stock.  The numbers of shares set forth in this row include all of such previous increases.
(2) Represents warrants issued to service providers in compensation for services provided.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, none of the following parties has, in the fiscal year ending November 30, 2008, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

•	Any of our directors or officers,

•	Any person proposed as a nominee for election as a director,

•	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock,

•	Any of our promoters, and

•	Any relative or spouse of any of the foregoing persons who has the same house as such person.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since December 1, 2007, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds the lesser of (1) $120,000 and (2) one percent of the average of our total assets at year end for the last three completed fiscal years, in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest, other than the transactions described below.  All future transactions between us and any of our directors, executive officers or related parties will be subject to the review and approval of our Audit Committee.

LA JOLLA COVE INVESTORS, INC.

Pursuant to the Debenture Purchase Agreement, the Company sold a convertible debenture to LJCI in the principal amount of $1,000,000 (receivable in four payments) maturing on February 28, 2008 (the “Initial Debenture”).  The first payment of $250,000 was received by the Company on March 7, 2007. The Initial Debenture accrued interest at 7.75% per year, payable monthly in cash or common stock.  Under the terms of this agreement, certain officers, director and shareholders of the Company pledged 2,527,638 shares of common stock and guaranteed the repayment of a $250,000 advance against the Initial Debenture. As of November 30, 2007, LJCI had sold all of the pledged shares, received proceeds of $202,081, and reduced the amount due on the advance to $47,919.  During the year ended November 30, 2008, LJCI converted the remaining $47,919 of the Initial Debenture into 4,710,250 shares of common stock.

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

The Second Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Second Debenture being converted multiplied by 110, minus the product of the Conversion Price multiplied by 100 times the dollar amount of the Second Debenture being converted, with the entire result divided by the Conversion Price.  The Conversion Price is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert.  During the year ended November 30, 2008, LJCI converted $825 of the Second Debenture into 19,384,509 shares of common stock.  Simultaneously with these conversions, LJCI exercised warrants to purchase 82,500 shares of the Company’s common stock.  Proceeds from the exercise of the warrants were $89,925.  As of November 30, 2008, the balance of the Second Debenture was $99,175 and there were remaining warrants to purchase 9,917,500 shares of common stock at $1.09 per share.  During the period from December 1, 2008 through March 9, 2009, LJCI has converted an additional $2,340 of the Second Debenture into 57,048,967 shares of common stock.  Simultaneously with these additional conversions, LJCI exercised additional warrants to purchase 234,000 shares of the Company’s common stock.  Proceeds from the additional exercise of warrants were $255,060.  As of March 9, 2009, the balance of the Second Debenture is $96,835 and there are remaining warrants to purchase 9,683,500 shares of common stock at $1.09 per share.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees of (i) J.H. Cohn, LLC., our former independent auditor, and (ii) Hansen, Barnett and Maxwell, our current independent auditor, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two years for other services:

Fee Category	2008	2007

Audit Fees(1)	$67,342	$80,175
Audit-Related Fees(2)	$0	$47,000
Tax Fees(3)	$0	$0
All Other Fees(4)	$0	$0

(1)           Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended November 30, 2008 and 2007.

(2)           Audit related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees." These fees include review of registration statements and participation at meetings of the audit committee.

(3)           Tax fees consist of aggregate fees billed for professional services for tax compliance, tax advice and tax planning.

(4)           All other fees consist of aggregate fees billed for products and services provided by the independent auditor, other than those disclosed above. These fees include services related to certain accounting research and assistance with a regulatory matter.

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
Dated March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Gerald Newmin	Chairman ,CEO, CFO, President,	March 16, 2009
W. Gerald Newmin	Treasurer and Secretary

/s/ Stephen Chang	Director	March 16, 2009
Stephen Chang

/s/ Edward Sigmond	Director	March 16, 2009
Edward Sigmond

/s/ Thomas A. Page	Director	March 16, 2009
Thomas A. Page

/s/ Anthony Altig	Director	March 16, 2009
Anthony Altig

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1 (1)	Asset Contribution Agreement dated September 7, 2005 by and among Multicell Technologies, Inc., Astral Therapeutics, Inc., Alliance Pharmaceutical Corp., and Astral, Inc.
3.1 (2)	Certificate of Incorporation, as filed on April 28, 1970.
3.2 (2)	Certificate of Amendment, as filed on October 27, 1986.
3.3 (2)	Certificate of Amendment, as filed on August 24, 1989.
3.4 (2)	Certificate of Amendment, as filed on July 31, 1991.
3.5 (2)	Certificate of Amendment, as filed on August 14, 1991.
3.6 (2)	Certificate of Amendment, as filed on June 13, 2000.
3.7 (2)	Certificate of Amendment, as filed May 18, 2005.
3.8 (2)	Certificate of Correction, as filed June 2, 2005.
3.9 (2)	Bylaws, as amended May 18, 2005.
3.10 (2)	Specimen Stock Certificate.
4.1 (3)	Certificate of Designations of Preferences and Rights of Series I Convertible Preferred Stock, as filed on July 13, 2004.
4.2 (4)	Certificate of Designation of Series B Convertible Preferred Stock, as filed on July 14, 2006.
4.3 (5)	Debenture Purchase Agreement between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc. dated February 28, 2007
4.4 (5)	Registration Rights Agreement between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc. dated February 28, 2007
4.5 (5)	Stock Pledge Agreement dated February 28, 2007
4.6 (5)	7 ¾ % Convertible Debenture for $1,000,000 issued by Multicell Technologies, Inc. to La Jolla Cove Investors, Inc.
4.7 (5)	Escrow Letter dated February 28, 2007 from La Jolla Cove Investors, Inc.
4.8 (5)	Letter dated February 28, 2007 from La Jolla Cove Investors, Inc.
4.9 (5)	Securities Purchase Agreement between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc. dated February 28, 2007
4.10 (5)	4 ¾ % Convertible Debenture for $100,000 issued by Multicell Technologies, Inc. to La Jolla Cove Investors, Inc.
4.11 (5)	Warrant to Purchase Common Stock dated February 28, 2007
4.12 (5)	Letter dated February 28, 2007 to Multicell Technologies, Inc. from La Jolla Cove Investors, Inc.
4.13 (6)	Warrant for the purchase of 1,572,327 Shares of Common Stock of Multicell Technologies, Inc. issued to and Fusion Capital Fund II, LLC dated May 3, 2006.
4.14 (7)	Amended and Restated Registration Rights Agreement, dated as of October 5, 2006, by and between Multicell Technologies, Inc. and Fusion Capital Fund II, LLC.
4.15 (8)
Form of Warrant to Purchase Common Stock (Cashless Exercise) dated July 14, 2006 issued by Multicell Technologies, Inc. to Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.

4.16 (8)
Form of Warrant to Purchase Common Stock (Cash Exercise), dated July 14, 2006, issued by Multicell Technologies, Inc. to Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.

4.17 (8)
Form of Registration Rights Agreement dated July 14, 2006 by and between Multicell Technologies, Inc. and Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.

4.18 (8)
Form of Shares of Series B Convertible Preferred Stock and Common Stock Warrants Subscription Agreement dated July 14, 2006 by and between Multicell Technologies, Inc. and Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.

4.19 (9)	Amended and Restated Warrant to Purchase Common Stock issued to Anthony Cataldo dated July 25, 2006.
4.20 (10)	Form of Warrant to Purchase Common Stock dated February 1, 2006 issued by the Company to Trilogy Capital Partners, Inc.
4.21 (11)	Mutual Termination Agreement between Multicell Technologies, Inc. and Fusion Capital Fund II, LLC, dated as of July 18, 2007.
10.1 (12)	Letter Agreement between Amarin Neuroscience Limited and the Company dated October 26, 2006.
10.2 (13)	Letter Agreement between Amarin Neuroscience Limited and the Company dated June 28, 2006.
10.3 (14)	Worldwide Exclusive License Agreement dated as of December 31, 2005 between Multicell Technologies, Inc. and Amarin Neuroscience Limited dated December 31, 2005.
10.4 (15)	License Agreement between Eisai Co., Ltd. and the Company dated April 20, 2007.
10.5 (16)	License Agreement between Corning Incorporated and the Company dated October 9, 2007.
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith.
(1) Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on September 8, 2005.
(2) Incorporated by reference from an exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed on May 6, 2005.
(3) Incorporated by reference from an exhibit to our Form SB-2 Registration Statement filed on August 12, 2004.
(4) Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 19, 2006.
(5) Incorporated by reference from an exhibit to our Current Report on Form 8-K/A filed on March 7, 2007.
(6)  Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on May 3, 2006.
(7)  Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on October 5, 2006.
(8) Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 20, 2006.
(9) Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 28, 2006.
(10)  Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on February 6, 2006.
(11)  In corporated by reference from an exhibit to our Current Report on Form 8-K filed on July 19, 2007.
(12) Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on October 26, 2006.
(13) Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on June 28, 2006.
(14) Incorporated by reference from an exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed on January 12, 2006.
(15) Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on April 26, 2007.
(16) Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on October 10, 2007.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750 Salt Lake City, UT 84180-1128 Phone: (801) 532-2200
Fax: (801) 532-7944	A Member of the Forum of Firms
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
MultiCell Technologies, Inc.
Woonsocket, Rhode Island

We have audited the accompanying consolidated balance sheets of MultiCell Technologies, Inc. and subsidiaries (the Company) as of November 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MultiCell Technologies, Inc. and subsidiaries as of November 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered losses from operations and had negative cash flows from operating activities during the years ended November 30, 2008 and 2007 and as of November 30, 2008, the Company had a working capital deficit and a stockholders’ deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 13, 2009

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2008	2007
ASSETS

Current assets
Cash and cash equivalents	$6,022	$411,691
Accounts and royalties receivable	—	31,582
Other current assets	32,854	59,431
Total current assets	38,876	502,704

Property and equipment, net of accumulated depreciation of $57,146 and $138,231 at November 30, 2008 and 2007, respectively	15,501	36,354

Intangible assets, net of accumulated amortization and impairment of $1,285,719 and $155,322 at November 30, 2008 and 2007, respectively	—	1,130,397

Other assets	2,979	22,210

Total assets	$57,356	$1,691,665

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Convertible debentures, net of discount	$—	$44,924
Notes payable - related parties	55,000	—
Due stockholders and affiliates	—	202,081
Accounts payable and accrued expenses	1,617,304	1,383,424
Current portion of deferred revenue	96,385	94,440
Total current liabilities	1,768,689	1,724,869

Non-current liabilities
Convertible debentures, net of discount	34,175	15,000
Deferred income, net of current portion	696,012	745,329
Total non-current liabilities	730,187	760,329

Total liabilities	2,498,876	2,485,198

Commitments and contingencies	—	—

Series B redeemable convertible preferred stock, 17,000 shares designated; 16,262 shares issued and outstanding; liquidation value of $1,926,952 and $1,777,748 at November 30, 2008 and 2007, respectively	1,886,952	1,737,748

Stockholders' Deficiency
Undesignated preferred stock, $0.01 par value; 970,800 shares authorized	—	—
Series I convertible preferred stock, 12,200 shares designated; 5,734 and 12,200 shares issued and outstanding at November 30, 2008 and 2007, respectively; liquidation value of $573,400 and $1,220,000 at November 30, 2008 and 2007, respectively	573,400	1,220,000
Common stock, $0.01 par value; 200,000,000 shares authorized; 83,146,214 and 48,690,777 shares issued and outstanding at November 30, 2008 and 2007, respectively	831,462	486,908
Additional paid-in capital	32,894,705	32,145,711
Accumulated deficit	(38,628,039)	(36,383,900)
Total stockholders' deficiency	(4,328,472)	(2,531,281)

Total Liabilities and Stockholders' Deficiency	$57,356	$1,691,665

See accompanying notes to consolidated financial statements

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	November 30,
	2008	2007

Revenue	$209,835	$251,797

Operating expenses
Selling, general and administrative	842,067	2,518,213
Research and development	317,130	757,866
Depreciation and amortization	80,256	113,815
Write-down of intangible assets due to impairment in value	1,061,365	—

Total operating expenses	2,300,818	3,389,894

Loss from operations	(2,090,983)	(3,138,097)

Other income (expense)
Interest expense	(35,373)	(86,014)
Interest income	1,807	4
Gain on disposition of equipment	29,613	3,054
Minority interest in net loss of subsidiary	—	14,248
Other	—	34,167

Total other income (expense)	(3,953)	(34,541)

Net loss	(2,094,936)	(3,172,638)

Preferred stock dividends	(149,203)	(151,548)

Net loss attributable to common stockholders	$(2,244,139)	$(3,324,186)

Basic and Diluted Loss Per Common Share
Attributable to Common Stockholders	$(0.04)	$(0.07)

Basic and Diluted Weighted-Average
Common Shares Outstanding	63,996,659	44,400,864

See accompanying notes to consolidated financial statements

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
For the Years Ended November 30, 2007 and 2008

					Additional		Total
	Preferred Stock - Series I		Common stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Par Value	Capital	Deficit	Deficiency

Balance at Novmeber 30, 2006	12,200	$1,220,000	38,479,499	$384,795	$30,069,979	$(33,059,714)	$(1,384,940)

Stock-based compensation for services	—	—	—	—	316,839	—	316,839

Common stock issued for services and settlement of accrued expenses	—	—	8,189,204	81,892	812,256	—	894,148

Stock-based compensation for warrants issued for pledging of shares	—	—	—	—	354,358	—	354,358

Common stock issued in conjunction with equity line	—	—	2,022,074	20,221	429,779	—	450,000

Discount on convertible debentures (including beneficial conversion charge)	—	—	—	—	162,500	—	162,500

Dividends on Series B preferred stock	—	—	—	—	—	(151,548)	(151,548)

Net loss	—	—	—	—	—	(3,172,638)	(3,172,638)

Balance at Novmeber 30, 2007	12,200	$1,220,000	48,690,777	$486,908	$32,145,711	$(36,383,900)	$(2,531,281)

Common stock issued for services	—	—	5,247,807	52,478	26,772	—	79,250

Issuance of common stock in payment of liability to stockholders and affiliates	—	—	2,527,638	25,276	176,805	—	202,081

Issuance of common stock for conversion of 7.75% debentures	—	—	4,710,250	47,102	817	—	47,919

Issuance of common stock for conversion of 4.75% debentures	—	—	19,384,509	193,845	(193,020)	—	825

Issuance of common stock for exercise of warrants	—	—	82,500	825	89,100	—	89,925

Insuance of common stock for conversion of Series I preferred stock	(6,466)	(646,600)	2,586,400	25,864	620,736	—	—

Stock-based compensation	—	—	—	—	26,948	—	26,948

Dividends on Series B preferred stock	—	—	—	—	—	(149,203)	(149,203)

Adjustment of shares issued in prior periods	—	—	(83,667)	(836)	836	—	—

Net loss	—	—	—	—	—	(2,094,936)	(2,094,936)

Balance at November 30, 2008	5,734	$573,400	83,146,214	$831,462	$32,894,705	$(38,628,039)	$(4,328,472)

See accompanying notes to consolidated financial statements

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	November 30,
	2008	2007
Cash flows from operating activities
Net loss	$(2,094,936)	$(3,172,638)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	11,223	44,783
Amortization	69,032	69,032
Stock-based compensation for services and pledging of stock	106,198	1,386,845
Write-down of intangible assets due to impairment in value	1,061,365	—
Minority interest in loss of subsidiary	—	(14,248)
Gain on disposition of equipment	(29,613)	(3,054)
Interest expense from amortization of discount
on convertible debentures	22,995	74,505
Changes in assets and liabilities
Accounts and royalties receivable	31,582	(13,962)
Other current assets	43,916	(16,625)
Other assets	21,122	13,681
Accounts payable and accrued liabilities	233,881	452,175
Deferred income	(47,372)	758,610
Net cash used in operating activities	(570,607)	(420,896)

Cash flows from investing activities
Collection of principal on note receivable	15,436	—
Proceeds from sale of equipment	4,577	29,485
Net cash provided by investing activities	20,013	29,485

Cash flows from financing activities
Proceeds from issuance of convertible debentures	—	350,000
Proceeds from issuance of common stock, net	—	450,000
Proceeds from issuance of notes payable to related parties	55,000	30,000
Payments of notes payable to related parties	—	(30,000)
Proceeds from the exercise of stock warrants	89,925	—
Preferred stock dividends paid	—	(13,009)
Redemption of Series B convertible preferred stock	—	(61,500)
Net cash provided by financing activities	144,925	725,491
Net increase (decrease) in cash and cash equivalents	(405,669)	334,080
Cash and cash equivalents at beginning of year	411,691	77,611
Cash and cash equivalents at end of year	$6,022	$411,691

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$10,922	$9,087
Noncash Investing and Financing Activities:
Issuance of common stock in payment of liability to
stockholders and affiliates	202,081	—
Issuance of common stock for conversion of 7.75% debentures	47,919	—
Issuance of common stock for conversion of 4.75% debentures	825	—
Issuance of common stock for conversion of Series I preferred stock	646,600	—
Issuance of note receivable in connection with the sale of equipment	34,665	—
Settlement of accrued expenses with common stock	—	178,500
Settlement of accounts payable with transfer of equipment	—	24,572

See accompanying notes to consolidated financial statements

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2008 and 2007

Note 1 - Organization and Summary of Significant Accounting Policies

Organization – MultiCell Technologies, Inc. (“MultiCell”), operates three subsidiaries, MCT Rhode Island Corp., Xenogenics Corporation (“Xenogenics”), and MultiCell Immunotherapeutics, Inc. (“MCTI”).  MCT Rhode Island Corp. (“MCT”), is a 100%-owned subsidiary that has been inactive since its formation in 2004.  (“Xenogenics”), is a 56.4%-owned subsidiary with a focus on the research and development of Sybiol technology.  Xenogenics has not generated any revenues as of November 30, 2008.  MultiCell holds approximately 67% of the outstanding shares (on as as if converted basis) of MCTI.  As used herein, the “Company” refers to MultiCell, together with MCT, Xenogenics, and MCTI.

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

Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents, accounts and royalties receivable, accounts payable, accrued expenses, and notes payable to related parties approximate fair market value because of the short maturity of those instruments.  The fair value of convertible debentures was approximately $99,175 and $147,919 at November 30, 2008 and 2007, respectively.

Credit Risk – It is the Company’s practice to place its cash equivalents in high quality money market securities with one major banking institution.  Periodically, the Company maintains cash balances at this institution that exceeds the Federal Deposit Insurance Corporation insurance limit of $250,000 per bank.  The Company considers its credit risk associated with cash and cash equivalents to be minimal.  The Company does not require collateral from its customers.  The Company closely monitors the extension of credit to its customers while maintaining an allowance for potential credit losses.  On a periodic basis, management evaluates its accounts receivable and, if warranted, adjusts its allowance for doubtful accounts based on historical experience and current credit considerations.  Typically, accounts receivable consist primarily of amounts due under contractual agreements.

Revenue Recognition – In the years covered by these financial statements, the Company's revenues have been generated primarily from license revenue under agreements with Corning, Pfizer, and Eisai, as well as the sale of cells or royalties on the license for the sale of cells through its sale and distribution agreement with XenoTech, LLC.  Management believes such sources of revenue will be part of the Company's ongoing operations.  The Company recognizes revenue from licensing and research agreements as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable and the collection of the contractual amounts is reasonably assured.  In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed.  Deferred revenues associated with services expected to be performed within the 12 - month period subsequent to the balance sheet date are classified as a current liability.  Deferred revenues associated with services expected to be performed at a later date are classified as non-current liabilities.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2008 and 2007

Property and Equipment – Property and equipment are recorded at cost.  Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets, generally three to ten years.

Intangible Assets – In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company does not amortize intangible assets with indefinite useful lives.  The Company amortizes identifiable intangible assets over the estimated useful lives of the assets.  The Company performs its annual intangible asset impairment tests during the fourth quarter of its fiscal year and more frequently if an event or circumstance indicates that impairment has occurred.  If the assets were considered to be impaired, the impairment charge would be the amount by which the carrying value of the assets exceeds the fair value of the assets.

Impairment of long-lived assets – The impairment of long-lived assets that do not have indefinite lives, such as equipment, patents, and license agreements, is recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable.  Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.  As of November 30, 2008, management tested the carrying value of its intangible assets for impairment and concluded that they had been impaired.  The Company recognized a charge of $1,061,365 to write off  the remaining carrying value of the intangible assets in the year ended November 30, 2008.  (See Note 4).  As of November 30, 2007, management tested the carrying value of the remaining intangible assets and concluded they were not impaired.

Stock Based Compensation –  The Company has stockholder approved stock incentive plans for employees, directors, officers and consultants.  The Company recognizes compensation expense for stock-based awards to employees expected to vest on a straight-line basis over the requisite service period of the award, based on their grant-date fair value.  The Company estimates the fair value of stock options using the Black-Scholes option-pricing model, which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock, and expected dividend yield of stock.

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

Loss Per Common Share – The Company computes basic and diluted loss per common share amounts pursuant to Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.  Basic loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average common shares outstanding during each period.  Since the Company incurred losses during the years ended 2008 and 2007, the assumed effects of the exercise of outstanding stock options and warrants, and the conversion of convertible preferred stock and convertible debentures were anti-dilutive and, accordingly, diluted per common share amounts equal basic loss per share amounts and have not been separately presented in the accompanying consolidated statements of operations.  The total number of common shares potentially issuable upon exercise or conversion excluded from the calculation of diluted loss per common share for the years ended November 30, 2008 and 2007 was 4,524,658,932 and 312,670,351, respectively.

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
For the Years Ended November 30, 2008 and 2007

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

Accounting For Warrants Issued With Convertible Debentures – The Company accounts for the value of warrants and the intrinsic value of beneficial conversion rights arising from the issuance of convertible debentures with non-detachable conversion rights that are in-the-money at the commitment date pursuant to the consensuses for EITF Issue No. 98-5 and EITF Issue No. 00-27.  Such values are determined by first allocating an appropriate portion of the proceeds received from the debt instruments to the warrants or any other detachable instruments included in the exchange.  The proceeds allocated to the debt discount, which is charged to interest expense over the term of the debt instrument.  The intrinsic value of the beneficial conversion rights at the commitment date is recorded as additional paid-in capital and debt discount as of that date.

Reclassifications – Certain reclassifications have been made to the prior year financial statement presentation to conform to the current year financial statement presentation.  The reclassifications did not have any effect on reported net losses for any period presented.

Recently Enacted Accounting Standards – In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement was originally effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The Company adopted the effective portions of SFAS 157 effective December 1, 2007, which did not have a significant impact on the Company’s consolidated financial statements.  The Company is currently evaluating the impact of the remaining portions of SFAS 157 on its financial statements and anticipates that the adoption of those portions of the statement will not have a significant impact on the reporting of its financial position and results of operations.

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
For the Years Ended November 30, 2008 and 2007

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

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of FASB 162 is not expected to have a material impact on the Company’s financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement (FSP APB 14-1) that changes the method of accounting for convertible debt securities that require or permit settlement in cash either in whole or in part upon conversion.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Under FSP APB 14-1, the debt and equity components of convertible debt securities that may be settled in cash upon conversion will be bifurcated and accounted for separately in a manner that will result in recognizing interest expense on these securities at rates reflective of the entity’s borrowing rates for what the entity would have incurred had it issued nonconvertible debt with otherwise similar terms. The equity component of such convertible debt securities will be included in the paid-in-capital section of stockholders’ equity on the consolidated balance sheet and, accordingly, the initial carrying values of these debt securities will be reduced.  Net loss for financial reporting purposes will be increased by recognizing the accretion of the reduced carrying value of the convertible debt securities to their face amounts as additional non-cash interest expense.  The Company is currently evaluating the impact of FSP APB 14-1 on its financial statements, but has not yet determined the effect on its reporting of its consolidated financial position and results of operations.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2008 and 2007

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock (EITF 07-5).  EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of EITF 07-5 on its financial statements, if any, that will occur upon the adoption of EITF 07-5.

Note 2 - Going Concern

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As of November 30, 2008, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $38,628,039.  The Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, the Company’s therapeutic for the treatment of fatigue in multiple sclerosis patients. Management is evaluating several sources of financing for its clinical trial program.  Additionally, with its strategic shift in focus to therapeutic programs and technologies, management  expects the Company’s future cash requirements to increase significantly as it advances the Company’s therapeutic programs into clinical trials.  Until the Company is successful in raising additional funds, it may have to prioritize its therapeutic programs and delays may be necessary in some of the Company’s development programs.

During the past year the Company has operated on working capital provided by La Jolla Cove Investors (LJCI). As further described in Note 7 to these consolidated financial statements, under terms of the agreement, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of November 30, 2008, there are 9,917,500 shares remaining on the stock purchase warrant and a balance of $99,175 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants, approximately $10.8 million of cash would be provided to the Company. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture over the next year.

These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern.  There can be no assurance that LJCI will continue to exercise its warrant to purchase the Company’s common stock, or that the Company will be able to successfully acquire the necessary capital to continue its on-going research efforts and bring its products to the commercial market.  Management’s plans to acquire future funding include the potential sale of common and/or preferred stock, the sale of warrants, and continued sales of our proprietary media, immortalized cells and primary cells to the pharmaceutical industry.  Additionally, the Company continues to pursue research projects, government grants and capital investment.  The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2008 and 2007

Note 3– Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation, and is comprised of the following:

	2008	2007

Lab Equipment	$32,073	$125,550
Furniture and Office Equipment	40,574	49,035

	72,647	174,585
Less: Accumulated depreciation	(57,146)	(138,231)

Property and Equipment, Net	$15,501	$36,354

The Company recorded depreciation expense of $11,223 and $44,783 for the years ended November 30, 2008 and 2007, respectively.

Note 4– Intangible Assets

Intangible assets consisted of patents, patent rights obtained under licensing agreements, and patent application costs, and were amortized on a straight-line basis over the estimated useful life which was 18 years.  As described in more detail below, in its annual review for impairment for the year ended November 30, 2008, the Company made the determination that the carrying value of intangible assets was probably in excess of estimated present value of future cash flows from the related assets and that there were not probable future cash flows from these assets.

The Company has reviewed its patent portfolio strategy related to its Toll-like receptor 3 (TLR3) technology acquired in September 2005 when MultiCell acquired the assets of Astral, Inc. This intellectual property is the subject of three patent applications, and is related to the Company's lead drug candidate MCT-465. The Company may decide to cease further prosecution of the subject patent applications and terminate its development work related to MCT-465. Accordingly, the Company has written down the value of the patent applications directly related to MCT-465 and recognized an impairment loss during the quarter ended November 30, 2008 in the amount of $1,061,365, leaving a carrying value of zero at November 30, 2008.

Note 5 – Notes Payable – Related Parties

The Company issued notes payable totaling $50,000 to two related parties during August 2008 and an additional $5,000 in November 2008.  The notes accrue interest at 8.5% per year and are unsecured.  The original notes in the amount of $50,000 and related accrued interest were due in December 2008, but have been extended to June  2009.  The note in the amount of $5,000 is due in May 2009.

Note 6 – License Agreements

In September 2001, the Company completed the purchase of its cell line business and, as a result, it acquired an exclusive license agreement with Rhode Island Hospital for the use of four patents owned by the hospital related to liver cell lines and liver assist devices.  The primary patent acquired and being utilized is for immortalized hepatocytes.  As of November 30, 2006, management tested the carrying value of the license agreement for impairment and concluded that it had been impaired and reduced the carrying value to zero.  The Company will pay the hospital a 5% royalty on net sales derived from licenses based upon the patented technology, until it has paid a total of $550,000.  As of November 30, 2008, no significant payments had been made under this license agreement.  After royalties totaling $550,000 have been paid, the Company pays a 2% royalty instead of a 5% royalty for the life of the patent.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2008 and 2007

On December 31, 2005, the Company entered into a worldwide Exclusive License Agreement (the “License Agreement”) with Amarin Neuroscience Limited (“Amarin”).  Among other things, the License Agreement provides that Amarin shall grant to the Company and its affiliates an exclusive worldwide license with respect to therapeutic or commercial uses of certain technology of Amarin, including LAX-202 (to be renamed MCT-125), and the Company shall develop and seek to commercialize products based on such technology.  The initial technology to be developed is Amarin’s LAX-202, which is a potential treatment for fatigue in patients diagnosed with multiple sclerosis.  The agreement, which has a term equal to the life of the patents licensed, required MultiCell to make an initial non-refundable payment of $500,000 to Amarin in January 2006 in addition to a second non-refundable payment of $500,000 in May 2006.  In addition, the parties shall have a four-year mutual option to exclusively negotiate with the other with respect to entering into a commercial agreement with respect to certain additional patents owned by Amarin related to the technology licensed to the Company.  MultiCell will pay to Amarin (a) a one-time license fee, (b) milestone payments based on time, approval by the Food and Drug Administration of any products developed under the License Agreement, and sales by MultiCell of such products, and (c) royalty payments based on sales by MultiCell of any such products.  Amarin shall retain ownership of all licensed patent rights under the License Agreement.  The License Agreement further includes customary provisions related to, among other things, indemnification, insurance, maintenance of patent rights, confidentiality, and arbitration.  On June 28, 2006, the Company entered into a letter agreement with Amarin amending the timing of the second license payment to be made to Amarin as outlined in the original License Agreement.  In that letter agreement, the parties agreed to extend the deadline for the Company to make its second licensing payment which was to be made in May 2006.  Under the terms of the agreement, the original second payment due to Amarin will be split into three payments.  The first payment of $100,000 was made on July 17, 2006, the second payment was made on November 2, 2006, and the final payment for 2006 was made on December 13, 2006.  Since no income can be projected from this license, the Company has recorded as a charge to research and development of $700,000 during the year ended November 30, 2007.

On April 20, 2007, the Company entered into a license agreement with Eisai Co., Ltd (“Eisai”).  According to the agreement, the Company granted Eisai a nonexclusive license, which permits the use by Eisai of samples and culture media for the use of this patent and license.  Eisai agreed to pay the Company 65 million yen (approximately US $545,000 based on exchange rates in effect at the time of the agreement) over a five-year period.  The first payment of 13 million yen was due upon the signing of the agreement with subsequent four installments on the anniversary dates of the agreement.  The Company has received the first two annual installments of 13 million yen ($109,070 and $121,030, based on exchange rates in effect at the time of payment, during the years ended November 30, 2007 and 2008, respectively).  The Company is recognizing the income ratably over each year of the agreement.  The Company has recognized income of $119,085 and $63,948 for the years ended November 30, 2008 and 2007, respectively.  The balance of deferred revenue from this license is $47,067 and $45,122 at November 30, 2008 and 2007, respectively.  The deferred revenue will be amortized into revenue through April 2009.

On October 9, 2007, the Company executed an exclusive license and purchase agreement (the “Agreement”) with Corning Incorporated (“Corning”) of Corning, New York.  Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell the Company’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (ADME/Tox assays).  The Company retained and will continue to support all of its existing licensees, including Pfizer, Bristol-Myers Squibb, and Eisai.  The Company retains the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays.  The Company also retains rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to produce therapeutic proteins using the Company’s BioFactories™ technology, to identify drug targets and for other applications related to the Company’s internal drug development programs.  In consideration for the license granted, Corning paid the Company $375,000 upon execution of the Agreement, and an additional $375,000 upon the completion of a transition period.  In addition, Corning purchased inventory and equipment from the Company and reimbursed the Company for laboratory costs and other expenses during a transition period.  The Company is recognizing the income ratably over a 17 year period.  The Company recognized $44,118 and $7,353 in income for the year ended November 30, 2008 and 2007, respectively.  The balance of deferred revenue from this license is $698,529 and $742,647 at November 30, 2008 and 2007, respectively, and will be amortized into revenue through October 2024.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2008 and 2007

The Company has another license agreement with Pfizer, for which revenue is being deferred.  During the years ended November 30, 2008 and 2007, the Company recognized $5,200 in each year and the balance of the deferred revenue from this license is $46,800 and $52,000 at November 30, 2008 and 2007, respectively, and will be amortized into revenue through January 2018.

On December 1, 2005, the Company entered into a Research Agreement (the “Agreement”) with the Trustees of Columbia University (“Columbia”).  The Company was to provide financial support for the research during the two year term of the Agreement in an aggregate amount of at least approximately $310,000, subject to certain adjustments. The Company also paid Columbia an additional $50,000 in consideration of Columbia’s grant to the Company of an option to enter into an exclusive worldwide license for any invention resulting from the research, subject to certain conditions. During  2007, the Company terminated the Agreement with Columbia University. As a result of the termination of the Agreement, the Company was no longer liable for financial support and eliminated the amount accrued as an offset to research and development charges during the year ended November 30, 2007.

Note 7- Convertible Debentures

On February 28, 2007, the Company entered into a Debenture Purchase Agreement (the “Debenture Purchase Agreement”) with La Jolla Cove Investors, Inc. (“LJCI”) pursuant to which the Company sold a convertible debenture to LJCI in the principal amount of $1,000,000 (receivable in four payments) maturing on February 28, 2008 (the “Initial Debenture”).  The first payment of $250,000 was received by the Company on March 7, 2007. The Initial Debenture accrued interest at 7.75% per year, payable monthly in cash or common stock.  Under the terms of this agreement, certain officers, director and shareholders of the Company pledged 2,527,638 shares of common stock and guaranteed the repayment of a $250,000 advance against the Initial Debenture. As of November 30, 2007, LJCI had sold all of the pledged shares, received proceeds of $202,081, and reduced the amount due on the advance to $47,919.  At November 30, 2007, the proceeds from the sale of the pledged shares was recorded as a liability in the amount of $202,081 to the stockholders and affiliates who had pledged their stock as collateral on the Initial Debenture.  LJCI notified the Company that it intended to convert the remaining balance into shares of the Company’s common stock subject to the terms set forth in the Debenture Purchase Agreement. During the year ended November 30, 2008, LJCI converted the remaining $47,919 of the Initial Debenture into 4,710,250 shares of common stock.

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
For the Years Ended November 30, 2008 and 2007

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

The Company also entered into a Securities Purchase Agreement with LJCI on February 28, 2007 pursuant to which the Company agreed to sell a convertible debenture in the principal amount of $100,000 and maturing on February 28, 2012 (the “Second Debenture”).  The Second Debenture accrues interest at 4.75% per year, payable at each conversion date, in cash or common stock at the option of LJCI.  The proceeds from the Second Debenture were deposited on March 5, 2007. In connection with the Second Debenture, the Company issued LJCI a warrant to purchase up to 10 million shares of our common stock (the “LJCI Warrant”) at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007.  Pursuant to the terms of the LJCI Warrant, upon the conversion of any portion of the principal amount of the Second Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the Second Debenture being converted.  Therefore, for each $1,000 of the principal converted, LJCI would be required to simultaneously purchase 100,000 shares under the LJCI Warrant at $1.09 per share.  The agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding common shares of the Company.

The Second Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Second Debenture being converted multiplied by 110, minus the product of the Conversion Price multiplied by 100 times the dollar amount of the Second Debenture being converted, with the entire result divided by the Conversion Price.  The Conversion Price is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert.  During the year ended November 30, 2008, LJCI converted $825 of the Second Debenture into 19,384,509 shares of common stock.  Simultaneously with these conversions, LJCI exercised warrants to purchase 82,500 shares of the Company’s common stock.  Proceeds from the exercise of the warrants were $89,925.  As of November 30, 2008, the remainder of the Second Debenture in the amount of $99,175 could have been converted by LJCI into approximately 4.5 billion shares of common stock, which would require LJCI to simultaneously exercise and purchase all of the remaining 9,917,500 shares of common stock under the LJCI Warrant at $1.09 per share.  For the Second Debenture, upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the debenture that holder elected to convert in such conversion notice, plus accrued and unpaid interest. After February 28, 2008, the Company, at its sole discretion, has the right, without limitation or penalty, to redeem the outstanding principal amount of this debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

A discount representing the value of 10 million warrants issued in the amount of $73,727 was recorded as a reduction to the note. The discount was calculated based on the relative fair values of the convertible debenture and the warrants. The fair value of the warrants used in the above calculation was determined under the Black-Scholes option-pricing model.  Additionally, based on the excess of the aggregate fair value of the common shares that would have been issued if the Second Debenture had been converted immediately over the proceeds allocated to the convertible debenture, the investors received a beneficial conversion feature for which the Company recorded an increase in additional paid-in-capital of $26,273 and a corresponding discount to the debenture.  These discounts, in the aggregate amount of $100,000, are being amortized over the 60-month term of the debenture as a charge to interest expense.  The balance of the unamortized discount was $65,000 and $85,000 at November 30, 2008 and 2007, respectively.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2008 and 2007

Pursuant to the Registration Rights Agreement with LJCI dated February 28, 2007 (the "Rights Agreement"), the Company agreed to register for resale under the Securities Act of 1933, as amended, 12,000,000 shares of common stock issuable upon conversion of the Initial Debenture, and to use commercially reasonable best efforts to have the Registration Statement declared effective by May 29, 2007.  There is no guarantee that the SEC will declare the Registration Statement effective. In the event that the Registration Statement is not declared effective by the required dates, then LJCI may claim the Company is in default on these agreements, and the Company may face certain liquidated damages in addition to other rights that LJCI may have. As of November 30, 2008, the Registration Statement had not been declared effective by the SEC and the Company has not received notice of default from LJCI.

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

Note 8 – Series B Redeemable Convertible Stock

The Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares of preferred stock.  The Board of Directors has designated 17,000 shares as Series B convertible preferred stock.  The Series B preferred stock does not have voting rights.  On July 14, 2006, the Company completed a private placement of Series B convertible preferred stock.  A total of 17,000 Series B shares were sold to accredited investors at a price of $100 per share.  Proceeds to the Company were $1,660,000, net of $40,000 of issuance costs

The Series B convertible preferred stock is subject to redemption under certain conditions.  Until the earlier of (a) two (2) years after the closing date or (b) the date upon which all of the Series B shares have been converted into common stock, the purchasers shall have a right of first refusal on any financing in which the Company is the issuer of debt or equity securities.  If (a) the Company raises debt or equity financing during the right of first refusal period or (b) the Company’s common stock is trading below the conversion price of the Series B shares at the time of such financing, and (c) the purchasers do not exercise their right of first refusal, then the Company shall, at the option of any purchaser, use 25% of the net proceeds from such financing to redeem such purchasers’ shares of Series B preferred stock or common stock, as determined by such purchaser.  Series B shares so redeemed shall be redeemed at $100 per share, plus accrued and unpaid dividends thereon, and shares of common stock so redeemed shall be redeemed at a price per share equal to the value weighted average closing price of the Company’s Common Stock over the immediately preceding five trading days, plus accrued and unpaid dividends thereon.  In addition, if an event of default (as defined in the agreement) occurs, the conversion price of the Series B shares (as set forth below) shall be reduced to 85% of the then applicable conversion price of such shares. The conversion price is also reduced as the result of the exercise of warrants or other issuances of common stock at prices lower than the prior conversion price. The new conversion price is determined by dividing the proceeds received under that transaction by the prior conversion price, adding the results to the number of shares outstanding prior to the transaction, and by dividing that sum by the shares outstanding after the transaction multiplied by the prior conversion price.

The Series B shares are only conditionally redeemable as described above and are therefore not classified as a liability. However, redemption of the Series B shares is not under the control of the Company; therefore, the Series B preferred stock is classified outside of permanent equity.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2008 and 2007

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

The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by the conversion price.  The conversion price was originally $0.32 per share.  The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like.  In addition, the conversion price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options).  As a result of the Company issuing common stock upon conversion of convertible debentures and upon the exercise of warrants both at prices lower than the conversion price, and due to the Company not paying Series B dividends on a monthly basis, the conversion price of the Series B preferred stock has been reduced to $0.2123 per share as of November 30, 2008.  The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion.

Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company will pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of the Wall Street Journal Prime Rate plus 1%, or 9%.  In no event will the dividend rate be greater than 12% per annum.  The dividend will be payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first day of that month.  In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares is reduced to 85% of the otherwise applicable conversion price.  The Company has not paid the required monthly Series B preferred dividends since November 30, 2006, which, in part, has caused the conversion price to be reduced, as explained above. During the years ended November 30, 2008 and 2007, the Company accrued preferred dividends in the amounts of $149,203 and $151,548, respectively, on the Series B preferred stock.  Total accrued preferred dividends on the Series B preferred stock are $300,752 at November 30, 2008 and $151,548 at November 30, 2007, and are reported as part of the carrying value of the Series B redeemable convertible preferred stock in the accompanying balance sheet.

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

Note 9 – Series I Convertible Preferred Stock

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

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2008 and 2007

The Series I shares are convertible at any time into common stock at 80% of the average trading price of the lowest three inter-day trading prices of the common stock for the ten days preceding the conversion date, but at an exercise price of no more than $1.00 per share and no less than $.25 per share.  The conversion of the Series I preferred stock is limited to 9.99% of the Company’s common stock outstanding on the date of conversion.  During the year ended November 30, 2008, Series I preferred stockholders converted 6,466 shares of preferred stock into 2,586,400 shares of the Company’s common stock.

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

Note 10 – Common Stock

On January 31, 2008, the Company issued 2,527,638 shares of its common stock to the stockholders and affiliates who had pledged their stock as collateral for the Initial Debenture with La Jolla Cove Investors, Inc. (LJCI).  See Note 7 to these consolidated financial statements for further discussion.  This issuance of common stock satisfied the liability in the amount of $202,081 recorded during the year ended November 30, 2007 when LJCI sold the pledged shares of common stock and applied the proceeds from the sale against the balance of the Initial Debenture.

During the year ended November 30, 2008, the Company issued 5,247,807 shares of common stock to a consultant in satisfaction of accounts payable for services performed in the amount of $79,250, or an average of approximately $0.015 per share.

During the year ended November 30, 2006, the Company entered into a common stock purchase agreement with Fusion Capital.  Under the agreement, Fusion Capital was obligated, under certain conditions, to purchase shares from the Company up to an aggregate amount of $8 million from time to time over a 25 month period.  The Company authorized 8,000,000 shares of its common stock for sale to Fusion Capital under the agreement.  The number of shares ultimately offered for sale by Fusion Capital was dependent upon the number of shares purchased by Fusion Capital under the agreement.  The Company did not have the right to commence any sales of its shares to Fusion Capital until the SEC has declared effective the registration statement.  After the SEC has declared effective such registration statement, generally the Company had the right but not the obligation from time to time to sell its shares to Fusion Capital in amounts between $50,000 and $1 million depending on certain conditions.  The Company had the right to control the timing and amount of any sales of its shares to Fusion Capital.  The purchase price of the shares was determined based upon the market price of the Company’s shares without any fixed discount.  Fusion Capital did not have the right nor the obligation to purchase any shares of the Company’s common stock on any business day that the price of its common stock was below $0.20.  During the year ended November 30, 2007, the Company issued 2,022,074 shares to Fusion Capital for a value of $450,000.  The agreement was terminated by mutual agreement on July 18, 2007.

During the year ended November 30, 2007, the Company issued 8,189,204 shares of common stock to the members of the Board of Directors and to consultants for services performed and in settlement of certain accrued expenses.  The total value of the shares issued was $894,148, or an average of approximately $0.109 per share.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2008 and 2007

The potential issuable common shares as of November 30, 2008 and 2007 are as follows:

	2008	2007

Warrants	27,052,862	35,440,946
Stock options	2,000,000	2,210,000
Series B Redeemable Convertible Preferred Stock	7,659,915	3,543,438
Series I Convertible Preferred Stock	2,293,600	4,880,000
LJCI Second Debenture	4,485,652,555	266,595,967
	4,524,658,932	312,670,351

The Company does not currently have sufficient authorized shares of common stock to meet the commitments entered into under the Second Debenture and the related LJCI Warrants.  As further discussed in Note 7, upon the conversion of any portion of the remaining $99,175 principal amount of the Second Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the remaining 9,917,500 warrant shares equal to the percentage of the dollar amount of the Second Debenture being converted.  The agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding common shares of the Company. Furthermore, the Company has the right to redeem that portion of the Second Debenture that the holder may elect to convert and also has the right to redeem the outstanding principal amount of the debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

Note 11 – Stock Compensation Plans

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

2000 Stock Incentive Plan.  The total number of options and restricted shares that could have been awarded under the 2000 Stock Incentive Plan initially was 1,000,000.  As of the first day of each calendar year commencing January 1, 2001, this total automatically increased by 2% of the total number of common shares then outstanding or 100,000 shares, whichever was less.  The option price, number of shares, grant date, and vesting period are determined at the discretion of the Company’s Board of Directors.  The exercise price of each ISO granted under the plan must equal 100% of the market price of the Company’s stock on the date of grant.  The exercise price of each NSO grant under the plan cannot be less than 85% of the market price of the Company’s stock on the date of grant.  An option’s maximum term is 10 years.  As of November 30, 2004, the total number of options that were authorized for issuance under the 2000 Stock Incentive Plan had increased from 1,000,000 shares to 1,400,000.  However, the Company has issued more options than were authorized under the 2000 Stock Incentive Plan.  This was necessary to provide an incentive to key employees to stay with the Company or one of its subsidiaries.  The Company obtained stockholders’ approval for an increase in the number of options authorized for issuance at its stockholders’ meeting.  There are no shares of common stock available for future grants under this plan at November 30, 2008.

2000 Employee Benefit Plan.  On July 3, 2000, the Company filed an S-8 registration statement (the “Registration Statement”) with the Securities and Exchange Commission regarding its 2000 Employee Benefit Plan to register 7,000,000 shares of the Company’s common stock issuable under the plan.  One or more Performance Awards may be granted under the plan to any eligible person providing services to or for the Company.  The value of such awards may be linked to the market value, book value or other measure of the value of the common stock or other specific performance criteria determined appropriate by the Board of Directors or the Compensation Committee (the “Committee”).  The Board or the Committee may approve stock payments to eligible persons who elect to receive such payments in the manner determined by the Board or the Committee.  The total number of shares that can be awarded under the 2000 Employee Benefit Plan is 7,000,000.  There are no shares of common stock available for future grants under this plan at November 30, 2008.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2008 and 2007

2004 Equity Incentive Plan.  Effective June 16, 2004, the Company adopted an equity incentive plan, which authorizes the granting of stock awards to employees, directors, and consultants.  The purpose of the plan is to provide a means by which eligible recipients of stock awards may be given the opportunity to benefit from increases in the value of the common stock through granting of incentive stock options, non-statutory stock options, stock purchase awards, stock bonus awards, stock appreciation rights, stock unit awards and other stock awards.  The shares of common stock may be issued pursuant to stock awards shall not exceed in the aggregate 5,000,000 shares of common stock plus an annual increase to be added of the first day of each Company fiscal year, beginning in 2005 and ending in (and including) 2013, equal to the lesser of the following amounts: (a) 2% of the Company’s outstanding shares of common stock on the day preceding the first day of such fiscal year; (b) 1,500,000 shares of common stock; or (c) an amount determined by the Board.  Incentive stock options may be granted only to employees.  The exercise price of each ISO granted under the plan must equal 100% of the market price of the Company’s stock on the date of the grant.  A 10% stockholder shall not be granted an incentive stock option unless the exercise price of such option is at least 110% of the fair market value of the common stock on the date of the grants and the option is not exercisable after the expiration of five years from the date of the grant.  The Board, in its discretion, shall determine the exercise price of each nonstatutory stock option.  An option’s maximum term is 10 years.  There are 109,739 shares of common stock available for future grants under this plan at November 30, 2008.

The Company accounts for stock options under Statement of Financial Accounting Standards 123R (SFAS 123R). SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period), net of estimated forfeitures.  The estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from the current estimates, such resulting adjustment will be recorded in the period estimates are revised.  No income tax benefit has been recognized for stock-based compensation arrangements and no compensation cost has been capitalized in the balance sheet.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2008 and 2007

A summary of the status of stock options at November 30, 2008 and 2007, and changes during the years then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at November 30, 2006	2,860,000	$1.16	3.0 years	$—
Granted	350,000	0.16
Exercised	—	—
Expired	(1,000,000)	0.94

Outstanding at November 30, 2007	2,210,000	$1.09	2.3 years	$—
Granted	—	—
Exercised	—	—
Expired	(210,000)	0.51

Outstanding at November 30, 2008	2,000,000	$1.16	1.4 years	$—

Exercisable at November 30, 2008	1,861,944	$1.24	1.3 years	$—

There were no options granted during the year ended November 30, 2008.  For grants during the year ended November 30, 2007, the Company’s weighted average assumptions used in determining fair value under the Black-Scholes model for expected volatility, dividends, expected term, and risk-free interest rate were 73% to 146%; 0%; 1.58 to 5 years; and 3.26% to 4.96%; respectively.  Expected volatility is based on the historical volatility of the Company’s common stock.  The expected term of options is estimated based on historical exercise patterns.  The risk-free rate is based on U.S.Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option.  The weighted average grant date fair value of options granted during the year ended November 30, 2007 was $0.16.

For the years ended November 30, 2008 and 2007, the Company reported compensation expense for services related to stock options and warrants of $26,949 and $316,839, respectively.  As of November 30, 2008, there is no unrecognized compensation cost related to stock options granted in the past that will be recognized in the future.

Note 12 – Warrants

As further described in Note 7 to these consolidated financial statements, the Company also entered into a Securities Purchase Agreement with La Jolla Cove Investors (LJCI) on February 28, 2007 pursuant to which the Company agreed to sell a convertible debenture in the principal amount of $100,000. In connection with this debenture, the Company issued LJCI a warrant to purchase up to 10 million shares of our common stock at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007.  Pursuant to the terms of this warrant, upon the conversion of any portion of the principal amount of the related debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the debenture being converted.  Therefore, for each $1,000 of the principal converted, LJCI would be required to simultaneously purchase 100,000 shares under the warrant at $1.09 per share.

On February 28, 2007, as consideration for consulting fees, the Company issued to Capstone Investments a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price $0.2875 per share.  The warrant has a term of five years and vested immediately.  The Company recorded a charge of $20,285 to selling, general and administrative expense during the year ended November 30, 2007, based on fair value of this warrant issued as determined by Black-Scholes option pricing model.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2008 and 2007

On February 28, 2007, as more fully described in Note 7 to these consolidated financial statements, as consideration for pledging 2,527,638 of the shares of the Company’s common stock owned by certain officers, directors and major stockholders, each pledgor received a stock purchase warrant equal to 110% of the number of shares pledged, or a total of 2,780,401 warrants.  The warrants have a term of five years and vested immediately.  The Company recorded a charge of $354,358 to selling, general and administrative expense during the year ended November 30, 2007, based on fair value of this warrant issued as determined by Black-Sholes option pricing model.

On February 28, 2007, as consideration for consulting fees, the Company issued to eight consultants warrants to purchase an aggregate of 400,000 shares of the Company’s common stock at an exercise price $0.20 per share.  The warrants have a term of ten years and vested immediately.  The Company recorded a charge of $50,976 during the year ended November 30, 2007, based on fair value of this warrant issued as determined by Black-Scholes option pricing model.

As more fully discussed in Note 7 to these consolidated financial statements, LJCI exercised warrants to purchase 82,500 shares of the Company’s common stock.  Proceeds from the exercise of the warrants were $89,925.

A summary of the status of warrants at November 30, 2008 and 2007, and changes during the years then ended is presented in the following table:

Shares
Under
Warrants

Outstanding at November 30, 2006	23,160,545
Granted	13,280,401
Exercised	—
Expired	(1,000,000)

Outstanding at November 30, 2007	35,440,946
Granted	—
Exercised	(82,500)
Expired	(8,305,584)

Outstanding at November 30, 2008	27,052,862

Note 13 – Lease Commitment

During the years ended November 30, 2008 and 2007, the Company has leased facilities in Rhode Island and in California that have housed activities related to administration, research and development.  The Company’s lease in California expired in August 2007 and was not renewed.  The Company currently leases space in Rhode Island under a one-year lease that expires in April 2009.  Current rent is $790 per month.

Rent expense under the Company’s operating leases was $12,671 and $187,453 for the years ended November 30, 2008 and 2007, respectively.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2008 and 2007

Note 14 – Income Taxes

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

As of November 30, 2008, the Company has U.S. Federal operating loss carryforwards of approximately $23 million.  The operating losses expire, if not used, from 2009 through 2028.  The Company had net deferred tax assets of approximately $9.4 million and $8.6 million at November 30, 2008 and 2007 relating primarily to the net operating loss carryforwards generated by its operations.  For financial statement purposes, the deferred tax assets have been fully offset by valuation allowances due to the uncertainties related to the extent and timing of the Company’s future taxable income.

A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended November 30, 2008 and 2007 is set forth below:

	2008	2007

Benefit at federal statutory rate (34%)	$(712,278)	$(1,078,697)
State income tax benefit, net of federal tax	(122,814)	(148,080)
Tax effect of nondeductible permanent differences	9,301	231,088
Change in valuation allowance	825,791	995,689

Benefit from Income Taxes	$—	$—

Note 15 – Grant Income

On June 22, 2006, The National Institutes of Health awarded a grant in the amount of $210,000 to treat Type 1 Diabetes.  During the year ended November 30, 2007, the Company received $99,960 under this grant and has accounted for this as an offset to research and development expenses for the year.

Note 16– Contingent Liability

On May 14, 2008, one of our stockholders, George Colin, filed a lawsuit against the Company and W. Gerald Newmin in the Superior Court of California – City of Orange, alleging causes of action for breach of written contract and intentional misrepresentation.  The plaintiff seeks general damages to be determined at trial, special and consequential damages according to proof, fees and costs, plus interest.  The Company and Mr. Newmin believe this claim is without merit and both parties intend to vigorously defend the action.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2008 and 2007

Note 17– Subsequent Events

Conversion of Debentures and Exercise of Stock Warrants

As further described in Note 7 to these consolidated financial statements, the Company is subject to a Securities Purchase Agreement with La Jolla Cove Investors (LJCI) dated February 28, 2007 pursuant to which the Company agreed to sell a convertible debenture in the original principal amount of $100,000.  The debenture is convertible at the option of LJCI into the number of shares determined by the dollar amount of the debenture being converted multiplied by 110, minus the product of the conversion price multiplied by 100 times the dollar amount of the debenture being converted, with the entire result divided by the conversion price.  The conversion price is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert.  In connection with the debenture, the Company issued LJCI a warrant to purchase up to 10 million shares of our common stock at an exercise price of $1.09 per share.  Pursuant to the terms of the warrant, upon the conversion of any portion of the principal amount of the debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the debenture being converted.  Therefore, for each $1,000 of the principal converted, LJCI would be required to simultaneously purchase 100,000 shares under the warrant at $1.09 per share. The agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding common shares of the Company.

During the period subsequent to November 30, 2008 through March 9, 2009, LJCI converted $2,340 of the debenture into 57,048,967 shares of common stock.  Simultaneously with these conversions, LJCI exercised warrants to purchase 234,000 shares of the Company’s common stock.  Proceeds from the exercise of the warrants were $255,060.