Form 10-Q
period 2009-02-28
MultiCell Technologies, Inc.
filed 2009-04-20
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended February 28, 2009.

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

401-762-0045
(Registrantr’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)     Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of April 14, 2009, the issuer had 161,004,414 shares of Common Stock, $.01 par value, outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1: Financial Statements

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28,	November 30,
	2009	2008
ASSETS

Current assets
Cash and cash equivalents	$45,848	$6,022
Other current assets	21,694	32,854
Total current assets	67,542	38,876

Property and equipment, net of accumulated depreciation of $59,637 and $57,146 at February 28, 2009 and November 30, 2008, respectively	13,010	15,501

Other assets	1,685	2,979

Total assets	$82,237	$57,356

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Notes payable - related parties	$55,000	$55,000
Accounts payable and accrued expenses	1,756,983	1,674,221
Current portion of deferred revenue	66,127	96,385
Total current liabilities	1,878,110	1,825,606

Non-current liabilities
Convertible debentures, net of discount	37,285	34,175
Deferred income, net of current portion	683,682	696,012
Total non-current liabilities	720,967	730,187

Total liabilities	2,599,077	2,555,793

Commitments and contingencies	-	-

Stockholders' Deficiency
Undesignated preferred stock, $0.01 par value; 963,000 shares authorized	-	-
Series B convertible preferred stock, 17,000 shares designated; 16,262 shares issued and outstanding; liquidation value of $1,870,035	1,830,035	1,830,035
Series I convertible preferred stock, 20,000 shares designated; 5,734 shares issued and outstanding; liquidation value of $573,400	573,400	573,400
Common stock, $0.01 par value; 200,000,000 shares authorized; 134,221,506 and 83,146,214 shares issued and outstanding at February 28, 2009 and November 30, 2008, respectively	1,342,215	831,462
Additional paid-in capital	32,591,852	32,894,705
Accumulated deficit	(38,854,342)	(38,628,039)
Total stockholders' deficiency	(2,516,840)	(2,498,437)

Total Liabilities and Stockholders' Deficiency	$82,237	$57,356

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	February 28,	February 29,
	2009	2008

Revenue	$42,587	$57,046

Operating expenses
Selling, general and administrative	183,998	216,868
Research and development	38,405	107,739
Depreciation and amortization	2,491	20,508

Total operating expenses	224,894	345,115

Loss from operations	(182,307)	(288,069)

Other income (expense)
Interest expense	(7,761)	(14,070)
Interest income	354	419
Gain on disposition of equipment	-	26,006

Total other income (expense)	(7,407)	12,355

Net loss	(189,714)	(275,714)

Preferred stock dividends	(36,589)	(36,996)

Net loss attributable to common stockholders	$(226,303)	$(312,710)

Basic and Diluted Loss Per Common Share Attributable to Common Stockholders	$(0.00)	$(0.01)

Basic and Diluted Weighted-Average Common Shares Outstanding	102,420,579	50,847,210

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Unaudited)
For the Three Months Ended February 28, 2009

							Additional		Total
	Preferred Stock - Series B		Preferred Stock - Series I		Common stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Deficiency

Balance at November 30, 2008	16,262	$1,830,035	5,734	$573,400	83,146,214	$831,462	$32,894,705	$(38,628,039)	$(2,498,437)

Issuance of common stock for conversion of 4.75% debentures	-	-	-	-	50,886,292	508,863	(506,973)	-	$1,890

Issuance of common stock for exercise of warrants	-	-	-	-	189,000	1,890	204,120	-	$206,010

Dividends on Series B preferred stock	-	-	-	-	-	-	-	(36,589)	$(36,589)

Net loss	-	-	-	-	-	-	-	(189,714)	$(189,714)

Balance at February 28, 2009	16,262	$1,830,035	5,734	$573,400	134,221,506	$1,342,215	$32,591,852	$(38,854,342)	$(2,516,840)

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	February 28	February 29,
	2009	2008
Cash flows from operating activities
Net loss	$(189,714)	$(275,714)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,491	3,250
Amortization	-	17,258
Stock-based compensation for services	-	45,691
Gain on disposition of equipment	-	(26,006)
Interest expense from amortization of discount on convertible debentures	5,000	7,995
Changes in assets and liabilities
Accounts and royalties receivable	-	14,534
Other current assets	8,109	42,001
Other assets	-	5,804
Accounts payable and accrued liabilities	46,173	(164,476)
Deferred income	(42,588)	(39,597)
Net cash used in operating activities	(170,529)	(369,260)

Cash flows from investing activities
Collection of principal on note receivable	4,345	4,283
Proceeds from sale of equipment	-	503
Net cash provided by investing activities	4,345	4,786

Cash flows from financing activities
Proceeds from the exercise of stock warrants	206,010	-
Net cash provided by financing activities	206,010	-
Net increase (decrease) in cash and cash equivalents	39,826	(364,474)
Cash and cash equivalents at beginning of period	6,022	411,691
Cash and cash equivalents at end of period	$45,848	$47,217

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,202	$949
Noncash Investing and Financing Activities:
Issuance of common stock in payment of liability to stockholders and affiliates	-	202,081
Issuance of common stock for conversion of 7.75% debentures	-	15,000
Issuance of common stock for conversion of 4.75% debentures	1,890	-
Issuance of common stock for conversion of Series I preferred stock	-	646,600
Issuance of note receivable in connection with the sale of equipment	-	34,665

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS, BASIS OF PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS

ORGANIZATION AND NATURE OF OPERATIONS

MultiCell Technologies, Inc. (“MultiCell”), operates three subsidiaries, MCT Rhode Island Corp. (“MCT”), Xenogenics Corporation (“Xenogenics”), and MultiCell Immunotherapeutics, Inc. (“MCTI”).  MCT is a 100%-owned subsidiary that has been inactive since its formation in 2004. (“Xenogenics”), is a 56.4%-owned subsidiary with a focus on the research and development of Sybiol technology. Xenogenics has not generated any revenues as of February 28, 2009. MultiCell holds approximately 67% of the outstanding shares (on an as if converted basis) of MCTI. As used herein, the “Company” refers to MultiCell, together with MCT, Xenogenics, and MCTI.

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell Technologies, Inc. and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended November 30, 2008 previously filed with the SEC. The results of operations for the three-month period ended February 28, 2009 are not necessarily indicative of the operating results for the fiscal year ending November 30, 2009.  The condensed consolidated balance sheet as of November 30, 2008 has been derived from the Company’s audited financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for the Company’s fiscal year beginning January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities.  The adoption of SFAS 157 for financial assets and liabilities on January 1, 2008 did not have a material impact on the Company’s financial statements.  Management is currently evaluating the impact of SFAS 157 for non-financial assets and liabilities, if any, on the reporting of its financial position and results of operations.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As of February 28, 2009, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $38,854,341.  The Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, the Company’s therapeutic for the treatment of fatigue in multiple sclerosis patients. Management is evaluating several sources of financing for its clinical trial program.  Additionally, with its strategic shift in focus to therapeutic programs and technologies, management  expects the Company’s future cash requirements to increase significantly as it advances the Company’s therapeutic programs into clinical trials.  Until the Company is successful in raising additional funds, it may have to prioritize its therapeutic programs and delays may be necessary in some of the Company’s development programs.

Since March of 2008, the Company has operated on working capital principally provided by La Jolla Cove Investors, Inc. (LJCI). As further described in Note 3 to these condensed consolidated financial statements, under terms of the agreement, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of February 28, 2009, there are 9,728,500 shares remaining on the stock purchase warrant and a balance of $97,285 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants, approximately $10.6 million of cash would be provided to the Company. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture over the next year.

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

 NOTE 3. CONVERTIBLE DEBENTURES

The Company entered into a Securities Purchase Agreement with LJCI on February 28, 2007 pursuant to which the Company agreed to sell a convertible debenture in the principal amount of $100,000 and maturing on February 28, 2012 (the “Debenture”).  The Debenture accrues interest at 4.75% per year, payable at each conversion date, in cash or common stock at the option of LJCI.  In connection with the Debenture, the Company issued LJCI a warrant to purchase up to 10 million shares of our common stock (the “LJCI Warrant”) at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007.  Pursuant to the terms of the LJCI Warrant, upon the conversion of any portion of the principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the Debenture being converted.  Therefore, for each $1,000 of the principal converted, LJCI would be required to simultaneously purchase 100,000 shares under the LJCI Warrant at $1.09 per share.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price.  The Conversion Price is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert.  During the three months ended February 28, 2009, LJCI converted $1,890 of the Debenture into 50,886,292 shares of common stock.  Simultaneously with this conversion, LJCI exercised warrants to purchase 189,000 shares of the Company’s common stock.  Proceeds from the exercise of the warrants were $206,010.  As of February 28, 2009, the remainder of the Second Debenture in the amount of $97,285 could have been converted by LJCI into approximately 1.0 billion shares of common stock, which would require LJCI to simultaneously exercise and purchase all of the remaining 9,728,500 shares of common stock under the LJCI Warrant at $1.09 per share.  For the Debenture, upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the debenture that holder elected to convert in such conversion notice, plus accrued and unpaid interest. After February 28, 2008, the Company, at its sole discretion, has the right, without limitation or penalty, to redeem the outstanding principal amount of this debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

A discount representing the value of 10 million warrants issued in the amount of $73,727 was recorded as a reduction to the note. The discount was calculated based on the relative fair values of the convertible debenture and the warrants. The fair market value of the warrants used in the above calculation was determined under the Black-Scholes option-pricing model.  Additionally, based on the excess of the aggregate fair value of the common shares that would have been issued if the Debenture had been converted immediately over the proceeds allocated to the convertible debenture, the investors received a beneficial conversion feature for which the Company recorded an increase in additional paid-in-capital of $26,273 and a corresponding discount to the debenture.  These discounts, in the aggregate amount of $100,000, are being amortized over the 60-month term of the debenture as a charge to interest expense.

NOTE 4. NOTES PAYABLE – RELATED PARTIES

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

NOTE 5. SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares of preferred stock.  The Board of Directors has designated 17,000 shares as Series B convertible preferred stock.  The Series B preferred stock does not have voting rights.  On July 14, 2006, the Company completed a private placement of Series B convertible preferred stock.  A total of 17,000 Series B shares were sold to accredited investors at a price of $100 per share.  Proceeds to the Company were $1,660,000, net of $40,000 of issuance costs.

Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company will pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of the Wall Street Journal Prime Rate plus 1%, or 9%.  In no event will the dividend rate be greater than 12% per annum.  The dividend will be payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first day of that month.  In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares is reduced to 85% of the otherwise applicable conversion price.  The Company has not paid the required monthly Series B preferred dividends since November 30, 2006, which, in part, has caused the conversion price to be reduced. During the three months ended February 28, 2009, the Company accrued preferred dividends in the amount of $36,589 on the Series B preferred stock.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Series B convertible preferred stock was subject to redemption under certain conditions until July 14, 2008.  Until the earlier of (a) two years after the closing date or (b) the date upon which all of the Series B shares were converted into common stock, the purchasers had a right of first refusal on any financing in which the Company was the issuer of debt or equity securities.  If (a) the Company raised debt or equity financing during the right of first refusal period or (b) the Company’s common stock was trading below the conversion price of the Series B shares at the time of such financing, and (c) the purchasers did not exercise their right of first refusal, then the Company was required, at the option of any purchaser, to use 25% of the net proceeds from such financing to redeem such purchasers’ shares of Series B preferred stock or common stock, as determined by such purchaser.  Series B shares so redeemed were to be redeemed at $100 per share, plus accrued and unpaid dividends thereon, and shares of common stock so redeemed were to be redeemed at a price per share equal to the value weighted average closing price of the Company’s Common Stock over the immediately preceding five trading days, plus accrued and unpaid dividends thereon.  Prior to July 14, 2008, the Series B shares were only conditionally redeemable as described above and were therefore not classified as a liability.  However, redemption of the Series B shares was not under the control of the Company; therefore, in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities, the Series B preferred stock, plus accrued and unpaid dividends, was classified outside of permanent equity through July 14, 2008.  Upon the expiration of the redemption provisions on July 14, 2008, the carrying value of the Series B preferred stock, plus the accrued and unpaid dividends of $243,835, was reclassified into permanent equity.  The balances related to the Series B preferred stock as of November 30, 2008 in the accompanying condensed consolidated balance sheet and statement of stockholders’ deficiency have been restated to present the effects of this reclassification.  Accrued and unpaid dividends for the period subsequent to July 14, 2008 are included in accrued expenses in the amounts of $93,506 and $56,917 as February 28, 2009 and November 30, 2008, respectively.

The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by the conversion price.  The conversion price was originally $0.32 per share.  Upon the occurrence of an event of default (as defined in the agreement), the conversion price of the Series B shares shall be reduced to 85% of the then applicable conversion price of such shares. The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like.  In addition, the conversion price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options).  As a result of the Company issuing common stock upon conversion of convertible debentures and upon the exercise of warrants both at prices lower than the conversion price, and due to the Company not paying Series B dividends on a monthly basis, the conversion price of the Series B preferred stock has been reduced to $0.1466 per share as of February 28, 2009.  The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion.

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

NOTE 7. LICENSE AGREEMENTS AND DEFERRED REVENUE

On October 9, 2007, MultiCell Technologies, Inc. (“MultiCell”) executed an exclusive license and purchase agreement (the “Agreement”) with Corning Incorporated (“Corning”) of Corning, New York.  Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell MultiCell’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (ADME/Tox assays).  MultiCell retained and will continue to support all of its existing licensees, including Pfizer, Bristol-Myers Squibb, and Eisai.  MultiCell retains the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays.   MultiCell also retains rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to produce therapeutic proteins using the Company’s BioFactories™ technology, to identify drug targets and for other applications related to the Company’s internal drug development programs.  Corning paid MultiCell $750,000 in consideration for the license granted.  The Company is recognizing the income ratably over a 17 year period.  The Company recognized $11,029 in income for each of the three months ended February 28, 2009 and February 29, 2008.  The balance of deferred revenue from this license is $687,500 at February 28, 2009.

The Company has other license agreements with Eisai and with Pfizer, for which revenues are being deferred.  The Company recognized revenue from the agreements with Eisai and Pfizer in the amounts of $30,257 and $1,300, respectively, for the three months ended February 28, 2009.  For the three months ended February 29, 2008, the Company recognized revenue from the agreements with Eisai and Pfizer in the amounts of $27,268 and $1,300, respectively.  The balances of deferred revenue from the agreements with Eisai and Pfizer are $16,810 and $45,500, respectively, at February 28, 2009, which will be amortized into revenue through April 2009 for Eisai and through January 2018 for Pfizer.

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

A summary of stock option activity for the three-month period ended February 28, 2009 is presented below:

Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at November 30, 2008	2,000,000	$1.16	1.4 years	$-
Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding at February 28, 2009	2,000,000	$1.16	1.2 years	$-

Exercisable at February 28, 2009	1,861,944	$1.22	1.0 years	$-

There were no options granted during the three months ended February 28, 2009 or February 29, 2008.

For the three-month periods ended February 28, 2009 and February 29, 2008, the Company reported compensation expense related to stock options and compensation-based warrants of $0 and $15,691, respectively.  As of February 28, 2009, there was no unrecognized compensation cost related to stock options that will be recognized in the future.

Stock Warrants

In connection with the issuance of common stock, preferred stock, notes payable, and debentures, and as compensation for services provided, the Company has issued warrants to purchase shares of the Company’s common stock.  The Company did not issue warrants during the three months ended February 28, 2009 or February 29, 2008.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of stock warrant activity for the three-month period ended February 28, 2009 is presented below:

Shares
Under
Warrants

Outstanding at November 30, 2008	27,052,862
Issued	-
Exercised	(189,000)
Expired	(1,040,000)

Outstanding at February 28, 2009	25,823,862

NOTE 9. LOSS PER SHARE

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed on the basis of the weighted-average number of common shares and all dilutive potentially issuable common shares outstanding during the year. Common stock issuable upon conversion of debt and preferred stock, or exercise of stock options and stock warrants have not been included in the loss per share for the three month periods ended February 28, 2009 and February 29, 2008 as they are anti-dilutive.

The potential common shares as of February 28, 2009 are as follows:

Warrants	25,823,862
Stock options	2,000,000
Series B Redeemable Convertible Preferred Stock	11,092,769
Series I Convertible Preferred Stock	2,293,600
LJCI Second Debenture	1,001,104,309
1,042,314,540

The Company does not currently have sufficient authorized shares of common stock to meet the commitments entered into under the Debenture and the related LJCI Warrants.  As further discussed in Note 3, upon the conversion of any portion of the remaining $97,285 principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the remaining 9,728,500 warrant shares equal to the percentage of the dollar amount of the Debenture being converted.  The agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding common shares of the Company. Furthermore, the Company has the right to redeem that portion of the Debenture that the holder may elect to convert and also has the right to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

NOTE 10. CONTINGENT LIABILITY

On May 14, 2008, one of our stockholders, George Colin, filed a lawsuit against the Company and W. Gerald Newmin in the Superior Court of California – County of Orange, alleging causes of action for breach of written contract and intentional misrepresentation.  Mr. Colin is claiming reimbursement for lost capital gains in the amount of $3.9 million due to a decline in the market value of the Company’s common stock. Mr. Colin claims that the Company refused to remove the restrictive legend on stock certificates following the exercise of certain stock purchase warrants which prevented the sale of the underlying shares. On March 27, 2009 the Company received a letter from its Directors and Officers insurance carrier notifying the Company that it was declining coverage on behalf of the Company but was accepting coverage on behalf of Mr. Newmin. The Company disagrees with the carrier’s denial of coverage and is currently appealing this decision. The Company currently does not have sufficient resources to settle this case in the amount being claimed. The Company and Mr. Newmin believe this claim is without merit and both parties intend to vigorously defend the action.  Because the case is in the discovery phase, management is not able to determine the probability of a negative outcome.  Accordingly, no accrual for potential loss has been recorded in the accompanying condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. SUBSEQUENT EVENTS

Stock Issued for Conversion of Debenture and Exercise of Warrants

As more fully discussed in Note 3 to these consolidated financial statements, the Company sold a convertible debenture to La Jolla Cove Investors, Inc. (LJCI) and issued LJCI a stock warrant in connection with the convertible debenture.  Between March 1, 2009 and April 14, 2009, LJCI converted $1,870 of the 4.75% debenture into 26,595,908 shares of common stock.  Simultaneously with the conversion of the debenture, LJCI was required to exercise warrants to purchase 187,000 shares of common stock at $1.09 per share.  Total proceeds to the Company from the exercise of the warrants were $203,830.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, obtaining regulatory approval, and undertaking production and marketing of our drug candidates; difficulties or delays in patient enrollment for our clinical trials; unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials or preclinical studies are not indicative of future results of clinical trials); activities and decisions of, and market conditions affecting current and future strategic partners; pricing pressures; accurately forecasting operating and clinical trial costs; uncertainties of litigation and other business conditions; our ability to obtain additional financing if necessary; changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target; the uncertainty of protection for our intellectual property or trade secrets, through patents or otherwise; and potential infringement of the intellectual property rights or trade secrets of third parties.  In addition such statements are subject to the risks and uncertainties discussed under “Factors That May Affect Future Performance” in Item 1, Description of Business, of our Annual Report filed on Form 10-KSB for the year ended November 30, 2008.

Overview

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

As funding permits, we intend to gradually add scientific and support personnel.  We want to add specialists for our key research areas.  These strategic additions will help us expand our product offerings leading us to additional revenues and profits.  As revenues increase, additional administrative personnel will be necessary to meet the added workload.  Other expenses, such as sales and customer service, will be added commensurate with increased revenues.  Our current research and development efforts focus on development of future cell lines and therapeutic products and improvement of existing products.  Due to the ongoing nature of this research, we are unable to ascertain with certainty the estimated completion dates and total costs associated with this research.  As with any research efforts, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance our market position.  Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred.  For the three months ended February 28, 2009 and February 29, 2008, research and development costs were $38,405 and $107,739, respectively.  The decrease in research and development expenses of $69,334 is primarily attributable to the reduction in the allocation of officers’ salaries to research and development activities.  Research and development costs include such costs as allocations of salaries, employee benefits, certain legal costs, and supplies.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations.  The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Quarter Ended February 28, 2009 Compared to the Quarter Ended February 29, 2008

Revenue. Total revenue for the three months ended February 28, 2009 was $42,587, as compared to revenue of $57,046 for the same quarter in the prior fiscal year, a decrease of $14,459.  All of the revenue for the quarter ended February 28, 2009 is from license revenue under agreements with Corning, Pfizer, and Eisai.  For the quarter ended February 29, 2008, revenue consisted of license revenue totaling $39,597 under agreements with Corning, Pfizer and Eisai plus revenue of $17,449 from sales of cells and related media.

Operating Expenses. Total operating expenses for the three months ended February 28, 2009 were $224,894, compared to operating expenses for the three months ended February 29, 2008 of $345,115, representing a decrease of $120,221.  This decrease was principally due to 1) a reduction of $60,575 in outside services from attorneys, accountants, and consultants; 2) a reduction in premiums for insurance of $18,783; 3) a reduction in share-based compensation of $15,691; and 4) a reduction in amortization of intangibles of $17,258 due to the write off of intangible assets at November 30, 2008.

Other income (expense). Other income (expense) amounted to a net expense of $7,407 for the three months ended February 28, 2009 as compared to net income of $12,355 for the corresponding quarter of the prior year.  In 2009, other income (expense) was principally composed of interest expense on the 4.75% debentures.  In 2008, the other income (expense) was the result of a gain on the disposition of equipment, less interest expense from the 4.75% and 7.75% debentures, including interest expense from the amortization of discounts related to the beneficial conversion feature and associated warrants.

Net Loss. Net loss for the three months ended February 28, 2009 was $189,714, as compared to a net loss of $275,714 for the same period in the prior fiscal year, representing a decrease in the net loss of $86,000.  The primary reason for this decreased loss in the current year is due to the decrease in operating expenses as explained above.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance of debt or equity instruments.  The following is a summary of our key liquidity measures at February 28, 2009 and February 29, 2008:

	February 28, 2009	February 29, 2008
Cash and cash equivalents	$45,848	$47,217

Current assets	$67,542	$99,028
Current liabilities	(1,878,110)	(1,319,039)
Working capital deficiency	$(1,810,568)	$(1,220,011)

On February 28, 2007, we entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. (“LJCI”) on February 28, 2007  pursuant to which we agreed to sell, among other things, a convertible debenture in a principal amount of $100,000 with an annual interest rate of 4.75% and expiring on February 28, 2012 (the “Debenture”).  In addition, we issued LJCI a warrant to purchase up to 10 million shares of our common stock (the “LJCI Warrant”) at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007.  Pursuant to the terms of the LJCI Warrant, upon the conversion of any portion of the principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the Debenture being converted.

The Debenture is convertible at the option of LJCI at any time up to maturity at a conversion price equal to the lesser of the fixed conversion price of $1.00, or 80% of the average of the lowest three daily volume weighted average trading prices per share of our common stock during the twenty trading days immediately preceding the conversion date.  The Debenture accrues interest at 4.75% per year payable in cash or our common stock.  Through February 28, 2009, interest is being paid in cash on a monthly basis.  If paid in stock, the stock will be valued at the rate equal to the conversion price of the Debentures in effect at the time of payment.  Upon receipt of a conversion notice from the holder for the Debenture, the Company may elect to immediately redeem that portion of the Debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest.  After February 28, 2008, the Company, at its sole discretion, shall have the right, without limitation or penalty, to redeem the outstanding principal amount of the Debenture not yet converted by holder into common stock, plus accrued and unpaid interest thereon.

During the past fiscal year (and into the current fiscal year), the Company has operated on working capital provided by LJCI in connection with its exercise of warrants issued to it by the Company.  As of April 14, 2009 there are 9,541,500 shares remaining on the stock purchase warrant.  Should LJCI continue to exercise all of its remaining warrants approximately $10.4 million of cash would be provided to the Company.  However, the Debenture Purchase Agreement limits LJCI’s stock ownership in the Company to 9.99% of the outstanding shares of the Company at any given time.  The Company expects that LJCI will continue to exercise the warrants and convert the debenture over the next year, but cannot assure that LJCI will do so. We are investigating the possible sale or license of certain assets that we did not already license to Corning in October 2007.  We are presently pursuing discussions with companies operating in the stem cell research market and the general life science research market.

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

The Series B preferred stock was formerly redeemable under certain circumstances, but those redemption provisions expired on July 14, 2008, two years after the closing date of the placement of the Series B Shares.

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

Cash provided by (used in) operating, investing and financing activities for the three month periods ended February 28, 2009 and February 29, 2008 is as follows:

	February 28, 2009	February 29, 2008
Operating activities	$(170,529)	$(369,260)
Investing activities	4,345	4,786
Financing activities	206,010	-
Net increase (decrease) in cash and cash equivalents	$39,826	$(364,474)

Operating Activities

For the three months ended February 28, 2009, net cash used in operating activities approximated our net loss for the period.  For the three months ended February 29, 2008, the most significant differences between our net loss and our net cash used in operating activities are due to non-cash charges totaling $74,194 included in our net loss for compensation, interest, depreciation, and amortization, plus decreases in working capital totaling $141,734.

Investing Activities

Net cash provided by investing activities in the three months ended February 28, 2009 and February 29, 2008 principally related to the collections of principal on a note receivable.

Financing Activities

During the three months ended February 28, 2009, LJCI converted $1,890 of the 4.75% Debenture into common stock and exercised warrants to purchase 189,000 shares of common stock at a price of $1.09 per share, resulting in total proceeds of $206,010.  There was no cash provided by financing activities for the three months ended February 29, 2008.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

Item 4T. CONTROLS AND PROCEDURES

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2009 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of February 28, 2009, the following material weaknesses existed:

1.
Entity-Level Controls: We did not maintain effective entity-level controls as defined by the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Specifically, we did not effectively segregate certain accounting duties due to the small size of our accounting staff, and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

On May 14, 2008, one of our stockholders, George Colin, filed a lawsuit against the Company and W. Gerald Newmin in the Superior Court of California – County of Orange, alleging causes of action for breach of written contract and intentional misrepresentation.  Mr. Colin is claiming reimbursement for lost capital gains in the amount of $3.9 million due to a decline in the market value of the Company’s common stock. Mr. Colin claims that the Company refused to remove the restrictive legend on stock certificates following the exercise of certain stock purchase warrants which prevented the sale of the underlying shares. On March 27, 2009 the Company received a letter from its Directors and Officers insurance carrier notifying the Company that it was declining coverage on behalf of the Company but was accepting coverage on behalf of Mr. Newmin. The Company disagrees with the carrier’s denial of coverage and is currently appealing this decision. The Company currently does not have sufficient resources to settle this case in the amount being claimed. The Company and Mr. Newmin believe this claim is without merit and both parties intend to vigorously defend the action.  Because the case is in the discovery phase, management is not able to determine the probability of a negative outcome.  Accordingly, no accrual for potential loss has been recorded in the accompanying condensed consolidated financial statements.

Item 1A: RISK FACTORS

The following factors may affect our future performance.

Risks Related To Our Business

Our drug candidates and cellular systems technologies are in the early stages of clinical testing and we have a history of significant losses and may not achieve or sustain profitability.

Our drug candidates are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs.  Similarly, some of our cellular systems technologies are in early stages of development and require further development before they may be commercially viable.  We have incurred a substantial accumulated deficit since our inception in 1970.  As of February 28, 2009, our accumulated deficit was $38,854,342.  Our losses have primarily resulted from significant costs associated with the research and development relating to our cellular systems technologies and other operating costs.  We expect to incur increasing losses for at least several years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our drug candidates, and commercialize any approved drugs and as we continue to advance our cellular systems technologies business.  If our drug candidates fail in clinical trials or do not gain regulatory approval, or if our drugs and cellular systems technologies do not achieve market acceptance, we will not achieve or maintain profitability.  If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

Going Concern

Our independent auditors have added explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements for the year ended November 30, 2008, relative to our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our ability to obtain additional funding will determine our ability to continue as a going concern.  Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors (“LJCI”). Under terms of the agreement, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of April 14, 2009 there are 9,541,500 shares remaining on the stock purchase warrant and a balance of $95,415 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants approximately $10.4 million of cash would be provided to the Company. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture over the next year.

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

We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures.  We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional securities, debt financing and/or the sale or licensing of our technologies.  We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources.  Although we raised gross proceeds of $206,010 during the three months ended February 28, 2009 and $144,925 during the year ended November 30, 2008, from the exercise of stock warrants and issuance of notes payable to related parties, we do not have any binding commitment with regard to future financing.  If adequate funds are not available or are not available on acceptable terms, we may be unable to pursue our therapeutic programs, fund expansion of our cellular technologies business, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

The discovery, development and commercialization of drugs are costly.  As a result, to the extent we elect to fund the development of a drug candidate or the commercialization of a drug at our expense, we will need to raise additional capital to:

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

MULTICELL TECHNOLOGIES, INC.

April 17, 2009	By:	/s/ W. Gerald Newmin

W. Gerald Newmin (Chief Executive Officer and Chief Financial Officer)