Form 10-Q
period 2009-05-31
MultiCell Technologies, Inc.
filed 2009-07-15
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended May 31, 2009.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of July 10, 2009, the issuer had 190,258,927 shares of Common Stock, $.01 par value, outstanding.

PART I FINANCIAL INFORMATION
Item 1: Financial Statements

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31,	November 30,
	2009	2008
ASSETS

Current assets
Cash and cash equivalents	$103,151	$6,022
Other current assets	5,765	32,854
Total current assets	108,916	38,876

Property and equipment, net of accumulated depreciation of $62,025 and
$57,146 at May 31, 2009 and November 30, 2008, respectively	10,622	15,501

Other assets	1,685	2,979

Total assets	$121,223	$57,356

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Notes payable - related parties	$50,000	$55,000
Accounts payable and accrued expenses	1,630,811	1,674,221
Current portion of deferred revenue	162,562	96,385
Total current liabilities	1,843,373	1,825,606

Non-current liabilities
Convertible debentures, net of discount	39,135	34,175
Deferred income, net of current portion	671,353	696,012
Total non-current liabilities	710,488	730,187

Total liabilities	2,553,861	2,555,793

Commitments and contingencies	-	-

Stockholders' Deficiency
Undesignated preferred stock, $0.01 par value; 963,000 shares authorized	-	-
Series B convertible preferred stock, 17,000 shares designated; 16,262
shares issued and outstanding; liquidation value of $1,870,035	1,830,035	1,830,035
Series I convertible preferred stock, 20,000 shares designated; 5,734 shares
issued and outstanding; liquidation value of $573,400	573,400	573,400
Common stock, $0.01 par value; 200,000,000 shares authorized;
178,462,283 and 83,146,214 shares issued and outstanding at
May 31, 2009 and November 30, 2008, respectively	1,784,623	831,462
Additional paid-in capital	32,495,944	32,894,705
Accumulated deficit	(39,116,640)	(38,628,039)
Total stockholders' deficiency	(2,432,638)	(2,498,437)

Total Liabilities and Stockholders' Deficiency	$121,223	$57,356

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008

Revenue	$43,295	$44,482	$85,882	$101,528

Operating expenses
Selling, general and administrative	201,765	230,391	385,763	447,259
Research and development	56,942	94,138	95,347	201,877
Depreciation and amortization	2,387	20,463	4,878	40,971

Total operating expenses	261,094	344,992	485,988	690,107

Loss from operations	(217,799)	(300,510)	(400,106)	(588,579)

Other income (expense)
Interest expense	(7,381)	(7,066)	(15,142)	(21,136)
Interest income	285	585	639	1,004
Gain on disposition of equipment	-	3,607	-	29,613

Total other income (expense)	(7,096)	(2,874)	(14,503)	9,481

Net loss	(224,895)	(303,384)	(414,609)	(579,098)

Preferred stock dividends	(37,403)	(37,403)	(73,992)	(74,399)

Net loss attributable to common stockholders	$(262,298)	$(340,787)	$(488,601)	$(653,497)

Basic and Diluted Loss Per Common Share
Attributable to Common Stockholders	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Basic and Diluted Weighted-Average
Common Shares Outstanding	158,710,005	59,851,637	130,874,575	55,374,026

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Unaudited)
For the Six Months Ended May 31, 2009

							Additional		Total
	Preferred Stock - Series B		Preferred Stock - Series I		Common stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Deficiency

Balance at November 30, 2008	16,262	$1,830,035	5,734	$573,400	83,146,214	$831,462	$32,894,705	$(38,628,039)	$(2,498,437)

Issuance of common stock for conversion of 4.75% debentures	-	-	-	-	94,812,069	948,121	(943,081)	-	5,040

Issuance of common stock for exercise of warrants	-	-	-	-	504,000	5,040	544,320	-	549,360

Dividends on Series B preferred stock	-	-	-	-	-	-	-	(73,992)	(73,992)

Net loss	-	-	-	-	-	-	-	(414,609)	(414,609)

Balance at May 31, 2009	16,262	$1,830,035	5,734	$573,400	178,462,283	$1,784,623	$32,495,944	$(39,116,640)	$(2,432,638)

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	May 31,	May 31,
	2009	2008
Cash flows from operating activities
Net loss	$(414,609)	$(579,098)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,878	6,455
Amortization	-	34,516
Stock-based compensation for services	-	83,180
Gain on disposition of equipment	-	(29,613)
Interest expense from amortization of discount
on convertible debentures	10,000	12,995
Changes in assets and liabilities
Accounts and royalties receivable	-	30,907
Other current assets	11,027	46,591
Other assets	-	5,525
Accounts payable and accrued liabilities	(117,401)	(31,119)
Deferred income	41,518	37,802
Net cash used in operating activities	(464,587)	(381,859)

Cash flows from investing activities
Collection of principal on note receivable	17,356	8,400
Proceeds from sale of equipment	-	4,577
Net cash provided by investing activities	17,356	12,977

Cash flows from financing activities
Proceeds from the exercise of stock warrants	549,360	35,970
Payment of principal on note payable - related parties	(5,000)	-
Net cash provided by financing activities	544,360	35,970
Net increase (decrease) in cash and cash equivalents	97,129	(332,912)
Cash and cash equivalents at beginning of period	6,022	411,691
Cash and cash equivalents at end of period	$103,151	$78,779

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$13,042	$7,204
Noncash Investing and Financing Activities:
Issuance of common stock in payment of liability to
stockholders and affiliates	-	202,081
Issuance of common stock for conversion of 7.75% debentures	-	47,919
Issuance of common stock for conversion of 4.75% debentures	5,040	330
Issuance of common stock for conversion of Series I preferred stock	-	646,600
Issuance of note receivable in connection with the sale of equipment	-	34,665

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS, BASIS OF PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS

ORGANIZATION AND NATURE OF OPERATIONS

MultiCell Technologies, Inc. (“MultiCell”), operates three subsidiaries, MCT Rhode Island Corp. (“MCT”), Xenogenics Corporation (“Xenogenics”), and MultiCell Immunotherapeutics, Inc. (“MCTI”).  MCT is a 100%-owned subsidiary that has been inactive since its formation in 2004. Xenogenics is a 56.4%-owned subsidiary with a focus on the research and development of Sybiol technology. Xenogenics has not generated any revenues as of May 31, 2009. MultiCell holds approximately 67% of the outstanding shares (on an as if converted basis) of MCTI. As used herein, the “Company” refers to MultiCell, together with MCT, Xenogenics, and MCTI.

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell Technologies, Inc. and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended November 30, 2008 previously filed with the SEC. The results of operations for the three-month and six-month periods ended May 31, 2009 are not necessarily indicative of the operating results for the fiscal year ending November 30, 2009.  The condensed consolidated balance sheet as of November 30, 2008 has been derived from the Company’s audited financial statements.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement (FSP APB 14-1) that changes the method of accounting for convertible debt securities that require or permit settlement in cash either in whole or in part upon conversion.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Under FSP APB 14-1, the debt and equity components of convertible debt securities that may be settled in cash upon conversion will be bifurcated and accounted for separately in a manner that will result in recognizing interest expense on these securities at rates reflective of the entity’s borrowing rates for what the entity would have incurred had it issued nonconvertible debt with otherwise similar terms. The equity component of such convertible debt securities will be included in the paid-in-capital section of stockholders’ equity on the consolidated balance sheet and, accordingly, the initial carrying values of these debt securities will be reduced.  Net loss for financial reporting purposes will be increased by recognizing the accretion of the reduced carrying value of the convertible debt securities to their face amounts as additional non-cash interest expense.  The Company is currently evaluating the impact of FSP APB 14-1 on its financial statements, if any, that will occur upon its adoption.

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

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157. This FSP states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value because there may be increased instances of transactions that are not orderly in such market conditions. Accordingly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FSP is effective for the Company beginning June 1, 2009. The Company does not expect the impact of the adoption of this FSP to be material on its consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about the fair value of our financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheets, in the interim reporting periods as well as in the annual reporting periods. In addition, the FSP requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments. This FSP is effective for the Company beginning June 1, 2009. The Company does not expect the impact of the adoption of this FSP to be material to its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and requires additional disclosures related to debt and equity securities. This FSP does not change existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for the Company beginning June 1, 2009. The Company does not expect the impact of the adoption of this FSP to be material to its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165), which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009, and is effective for the Company beginning June 1, 2009. Management is currently evaluating the impact of the adoption of SFAS 165 but does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

NOTE 2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As of May 31, 2009, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $39,116,640.  The Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, the Company’s therapeutic for the treatment of fatigue in multiple sclerosis patients. Management is evaluating several sources of financing for its clinical trial program.  Additionally, with its strategic shift in focus to therapeutic programs and technologies, management  expects the Company’s future cash requirements to increase significantly as it advances the Company’s therapeutic programs into clinical trials.  Until the Company is successful in raising additional funds, it may have to prioritize its therapeutic programs and delays may be necessary in some of the Company’s development programs.

Since March of 2008, the Company has operated on working capital principally provided by La Jolla Cove Investors, Inc. (LJCI). As further described in Note 3 to these condensed consolidated financial statements, under terms of the agreement, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of May 31, 2009, there are 9,413,500 shares remaining on the stock purchase warrant and a balance of $94,135 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants, approximately $10.3 million of cash would be provided to the Company. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture over the next year.

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

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price.  The Conversion Price is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert.  During the three months ended May 31, 2009, LJCI converted $3,150 of the Debenture into 43,925,777 shares of common stock.  During the six months ended May 31, 2009, LJCI converted $5,040 of the Debenture into 94,812,069 shares of common stock.  Simultaneously with these conversions, LJCI exercised warrants to purchase 315,000 shares and 504,000 shares of the Company’s common stock during the three months and the six months ended May 31, 2009, respectively.  Proceeds from the exercise of the warrants were $343,350 and $549,360 for the three months and the six months ended May 31, 2009, respectively.  As of May 31, 2009, the remainder of the Debenture in the amount of $94,135 could have been converted by LJCI into approximately 1.3 billion shares of common stock, which would require LJCI to simultaneously exercise and purchase all of the remaining 9,413,500 shares of common stock under the LJCI Warrant at $1.09 per share.  For the Debenture, upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. After February 28, 2008, the Company, at its sole discretion, has the right, without limitation or penalty, to redeem the outstanding principal amount of this debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

A discount representing the value of 10 million warrants issued in the amount of $73,727 was recorded as a reduction to the note. The discount was calculated based on the relative fair values of the convertible debenture and the warrants. The fair market value of the warrants used in the above calculation was determined under the Black-Scholes option-pricing model.  Additionally, based on the excess of the aggregate fair value of the common shares that would have been issued if the Debenture had been converted immediately over the proceeds allocated to the convertible debenture, the investors received a beneficial conversion feature for which the Company recorded an increase in additional paid-in-capital of $26,273 and a corresponding discount to the debenture.  These discounts, in the aggregate amount of $100,000, are being amortized over the 60-month term of the debenture as a charge to interest expense. The balance of the unamortized discount is $55,000 at May 31, 2009.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. NOTES PAYABLE – RELATED PARTIES

The Company issued notes payable totaling $50,000 to two related parties during August 2008 and an additional $5,000 in November 2008.  The notes accrue interest at 8.5% per year and are unsecured.  The original notes in the amount of $50,000 and related accrued interest were due in December 2008, but have been extended to June 2009.  The note in the amount of $5,000 was due in May 2009, and was paid in full.

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

Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company will pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of the Wall Street Journal Prime Rate plus 1%, or 9%.  In no event will the dividend rate be greater than 12% per annum.  The dividend will be payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first day of that month.  In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares is reduced to 85% of the otherwise applicable conversion price.  The Company has not paid the required monthly Series B preferred dividends since November 30, 2006, which, in part, has caused the conversion price to be reduced. During the three months and six months ended May 31, 2009, the Company accrued preferred dividends in the amounts of $37,403 and $73,992, respectively, on the Series B preferred stock.

The Series B convertible preferred stock was subject to redemption under certain conditions until July 14, 2008.  Until the earlier of (a) two years after the closing date or (b) the date upon which all of the Series B shares were converted into common stock, the purchasers had a right of first refusal on any financing in which the Company was the issuer of debt or equity securities.  If (a) the Company raised debt or equity financing during the right of first refusal period or (b) the Company’s common stock was trading below the conversion price of the Series B shares at the time of such financing, and (c) the purchasers did not exercise their right of first refusal, then the Company was required, at the option of any purchaser, to use 25% of the net proceeds from such financing to redeem such purchasers’ shares of Series B preferred stock or common stock, as determined by such purchaser.  Series B shares so redeemed were to be redeemed at $100 per share, plus accrued and unpaid dividends thereon, and shares of common stock so redeemed were to be redeemed at a price per share equal to the value weighted average closing price of the Company’s Common Stock over the immediately preceding five trading days, plus accrued and unpaid dividends thereon.  Prior to July 14, 2008, the Series B shares were only conditionally redeemable as described above and were therefore not classified as a liability.  However, redemption of the Series B shares was not under the control of the Company; therefore, in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities, the Series B preferred stock, plus accrued and unpaid dividends, was classified outside of permanent equity through July 14, 2008.  Upon the expiration of the redemption provisions on July 14, 2008, the carrying value of the Series B preferred stock, plus the accrued and unpaid dividends of $243,835, was reclassified into permanent equity.  Accrued and unpaid dividends for the period subsequent to July 14, 2008 are included in accrued expenses in the amounts of $130,909 and $56,917 as of May 31, 2009 and November 30, 2008, respectively.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by the conversion price.  The conversion price was originally $0.32 per share.  Upon the occurrence of an event of default (as defined in the agreement), the conversion price of the Series B shares shall be reduced to 85% of the then applicable conversion price of such shares. The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like.  In addition, the conversion price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options).  As a result of the Company issuing common stock upon conversion of convertible debentures and upon the exercise of warrants both at prices lower than the conversion price, and due to the Company not paying Series B dividends on a monthly basis, the conversion price of the Series B preferred stock has been reduced to $0.1169 per share as of May 31, 2009.  The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. LICENSE AGREEMENTS AND DEFERRED REVENUE

On October 9, 2007, MultiCell Technologies, Inc. (“MultiCell”) executed an exclusive license and purchase agreement (the “Agreement”) with Corning Incorporated (“Corning”) of Corning, New York.  Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell MultiCell’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (ADME/Tox assays).  MultiCell retained and will continue to support all of its existing licensees, including Pfizer, Bristol-Myers Squibb, and Eisai.  MultiCell retains the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays.   MultiCell also retains rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to produce therapeutic proteins using the Company’s BioFactories™ technology, to identify drug targets and for other applications related to the Company’s internal drug development programs.  Corning paid MultiCell $750,000 in consideration for the license granted.  The Company is recognizing the income ratably over a 17 year period.  The Company recognized $11,029 and $22,059, respectively, in income for the three months and six months ended May 31, 2009 and 2008.  The balance of deferred revenue from this license is $676,471 at May 31, 2009.

The Company has other license agreements with Eisai and with Pfizer, for which revenues are being deferred.  During the three months ended May 31, 2008 and the three months ended May 31, 2009, the Company received $121,030 and $127,400, respectively, from Eisai representing the second and third annual installments under their five-year agreement.  The Company recognized revenue from the agreements with Eisai and Pfizer in the amounts of $30,965 and $1,300, respectively, for the three months ended May 31, 2009.  For the six months ended May 31, 2009, the Company recognized revenue from the agreements with Eisai and Pfizer in the amounts of $61,223 and $2,600, respectively.  The Company recognized revenue from the agreements with Eisai and Pfizer in the amounts of $31,302 and $1,300, respectively, for the three months ended May 31, 2008.  For the six months ended May 31, 2008, the Company recognized revenue from the agreements with Eisai and Pfizer in the amounts of $58,570 and $2,600, respectively.  The balances of deferred revenue from the agreements with Eisai and Pfizer are $113,244 and $44,200, respectively, at May 31, 2009, which will be amortized into revenue through April 2010 for Eisai and through January 2018 for Pfizer.

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

A summary of stock option activity for the six-month period ended May 31, 2009 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at November 30, 2008	2,000,000	$1.16	1.4 years	$-
Granted	30,000	0.01
Exercised	-	-
Expired	-	-

Outstanding at May 31, 2009	2,030,000	$1.15	1.0 years	$165

Exercisable at May 31, 2009	1,912,500	$1.18	0.6 years	$-

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the six months ended May 31, 2009, an option was granted to a scientific advisor to purchase 30,000 shares of common stock at $0.011 per share.  There were no options granted during the six months ended May 31, 2008.  The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model.  The weighted-average fair value of the stock option granted during the six months ended May 31, 2009 was $0.0102.  The weighted-average assumptions used for the option granted during the six months ended May 31, 2009 were risk-free interest rate of 2.0%, volatility of 157%, expected life of 5.0 years, and dividend yield of zero.  The assumptions employed in the Black-Scholes option pricing model include the following.  The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.

For the three-month periods ended May 31, 2009 and May 31, 2008, the Company reported compensation expense related to stock options of $0 and $7,489, respectively.  For the six-month periods ended May 31, 2009 and May 31, 2008, the Company reported compensation expense related to stock options warrants of $0 and $23,180, respectively.  As of May 31, 2009, there was $306 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 3.0 years.

Stock Warrants

In connection with the issuance of common stock, preferred stock, notes payable, and debentures, and as compensation for services provided, the Company has issued warrants to purchase shares of the Company’s common stock.  The Company did not issue warrants during the six months ended May 31, 2009 or 2008.

A summary of stock warrant activity for the six-month period ended May 31, 2009 is presented below:

Shares
Under
Warrants

Outstanding at November 30, 2008	27,052,862
Issued	-
Exercised	(504,000)
Expired	(1,272,000)

Outstanding at May 31, 2009	25,276,862

NOTE 9. LOSS PER SHARE

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed on the basis of the weighted-average number of common shares and all dilutive potentially issuable common shares outstanding during the year. Common stock issuable upon conversion of debt and preferred stock, or exercise of stock options and stock warrants have not been included in the loss per share for the three month or six month periods ended May 31, 2009 and  2008 as they are anti-dilutive.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The potential common shares as of May 31, 2009 are as follows:

Warrants	25,276,862
Stock options	2,030,000
Series B Redeemable Convertible Preferred Stock	13,911,035
Series I Convertible Preferred Stock	2,293,600
LJCI Debenture	1,267,911,747
1,311,423,244

The Company does not currently have sufficient authorized shares of common stock to meet the commitments entered into under the Debenture and the related LJCI Warrants.  As further discussed in Note 3, upon the conversion of any portion of the remaining $94,135 principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the remaining 9,413,500 warrant shares equal to the percentage of the dollar amount of the Debenture being converted.  The agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding common shares of the Company. Furthermore, the Company has the right to redeem that portion of the Debenture that the holder may elect to convert and also has the right to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

NOTE 10. CONTINGENT LIABILITY

On May 14, 2008, one of our stockholders, George Colin, filed a lawsuit against the Company and W. Gerald Newmin in the Superior Court of California – County of Orange, alleging causes of action for breach of written contract and intentional misrepresentation.  Mr. Colin is claiming reimbursement for lost capital gains in the amount of $3.9 million due to a decline in the market value of the Company’s common stock. Mr. Colin claims that the Company refused to remove the restrictive legend on stock certificates following the exercise of certain stock purchase warrants which prevented the sale of the underlying shares. The amount of the claim has now been reduced to approximately $550,000.  On March 27, 2009 the Company received a letter from its Directors and Officers insurance carrier notifying the Company that it was declining coverage on behalf of the Company but was accepting coverage on behalf of Mr. Newmin. The Company disagrees with the carrier’s denial of coverage and is currently appealing this decision. The Company currently does not have sufficient resources to settle this case in the amount being claimed. The Company and Mr. Newmin believe this claim is without merit and both parties intend to vigorously defend the action.  Because the case is in the discovery phase, management is not able to determine the probability of a negative outcome.  Accordingly, no accrual for potential loss has been recorded in the accompanying condensed consolidated financial statements.

NOTE 11. SUBSEQUENT EVENTS

Special Meeting of Stockholders

On June 25, 2009, the Company held a special meeting of stockholders.  Included in the proposals voted on by the stockholders were 1) a proposal to amend the Company’s articles of incorporation to increase the number of authorized shares of the Company’s common stock from 200 million to 475 million shares, and 2) a proposal to amend the Company’s 2004 Equity Incentive Plan to increase the number of shares of common stock authorized under the plan by 25 million shares.  The stockholders voted to approve both of these proposals.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Director Compensation and Grant of Stock Options

On June 25, 2009, the Board of Directors approved a reduction in compensation of its members for a full-day board meeting from $3,000 to $1,000, and similar reductions for attendance in other meetings such as teleconferences, committee meetings, etc., payable 50% in cash and 50% in stock.  The reduction is retroactive to the beginning of the current fiscal year.  Additionally, the Board of Directors approved the payment of accrued but unpaid director fees from prior fiscal years in the amount of $281,000 through the issuance of the Company’s common stock.

On June 25, 2009, the Board of Directors also granted an option to each of the five directors to purchase one million shares of the Company’s common stock at $.0118 per share, the closing price of the Company’s common stock on the date of grant.  The options vest quarterly over one year and expire five years after grant.

Stock Issued for Conversion of Debenture and Exercise of Warrants

As more fully discussed in Note 3 to these consolidated financial statements, the Company sold a convertible debenture to La Jolla Cove Investors, Inc. (LJCI) and issued LJCI a stock warrant in connection with the convertible debenture.  Between June 1, 2009 and July 10, 2009, LJCI converted $900 of the 4.75% debenture into 11,706,644 shares of common stock.  Simultaneously with the conversion of the debenture, LJCI was required to exercise warrants to purchase 90,000 shares of common stock at $1.09 per share.  Total proceeds to the Company from the exercise of the warrants were $98,100.

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

As funding permits, we intend to gradually add scientific and support personnel.  We want to add specialists for our key research areas.  These strategic additions will help us expand our product offerings leading us to additional revenues and profits.  As revenues increase, additional administrative personnel will be necessary to meet the added workload.  Other expenses, such as sales and customer service, will be added commensurate with increased revenues.  Our current research and development efforts focus on development of future cell lines and therapeutic products and improvement of existing products.  Due to the ongoing nature of this research, we are unable to ascertain with certainty the estimated completion dates and total costs associated with this research.  As with any research efforts, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance our market position.  Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred.  For the six months ended May 31, 2009 and 2008, research and development costs were $95,347 and $201,877, respectively.  Research and development costs include such costs as allocations of salaries, employee benefits, certain legal costs, and supplies.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations.  The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Quarter Ended May 31, 2009 Compared to the Quarter Ended May 31, 2008

Revenue. Total revenue for the three months ended May 31, 2009 was $43,295, as compared to revenue of $44,482 for the same quarter in the prior fiscal year, a decrease of $1,187.  All of the revenue for the quarter ended May 31, 2009 is from license revenue under agreements with Corning, Pfizer, and Eisai.  For the quarter ended May 31, 2008, revenue consisted of license revenue totaling $43,632 under agreements with Corning, Pfizer and Eisai plus revenue of $850 from sales of cells and related media.

Operating Expenses. Total operating expenses for the three months ended May 31, 2009 were $261,094, compared to operating expenses for the three months ended May 31, 2008 of $344,992, representing a decrease of $83,898.  This decrease was principally due to 1) a reduction of $74,000 in director fees resulting from the change in the compensation arrangement with directors, including the reversal of $18,250 of director fees accrued in the quarter ended February 28, 2009 that were eliminated as a result of the change; 2) a reduction in amortization of intangibles of $17,258 due to the write off of intangible assets at November 30, 2008; and 3) offset by an increase in legal fees of $13,618.

Other income (expense). Other income (expense) amounted to a net expense of $7,096 for the three months ended May 31, 2009 as compared to net expense of $2,874 for the corresponding quarter of the prior year.  In 2009, other income (expense) was principally composed of interest expense on the 4.75% debentures, including amortization of discount.  In 2008, the other income (expense) was the result of a gain on the disposition of equipment, less interest expense from the 4.75% and 7.75% debentures, including interest expense from the amortization of discounts related to the beneficial conversion feature and associated warrants.

Net Loss. Net loss for the three months ended May 31, 2009 was $224,895, as compared to a net loss of $303,384 for the same period in the prior fiscal year, representing a decrease in the net loss of $74,489.  The primary reason for this decreased loss in the current year is due to the decrease in operating expenses as explained above.

Six Months Ended May 31, 2009 Compared to the Six Months Ended May 31, 2008

Revenue. Total revenue for the six months ended May 31, 2009 was $85,882, as compared to revenue of $101,528 for the same period in the prior fiscal year, a decrease of $15,646.  All of the revenue for the six months ended May 31, 2009 is from license revenue under agreements with Corning, Pfizer, and Eisai.  For the six months ended May 31, 2008, revenue consisted of license revenue totaling $83,229 under agreements with Corning, Pfizer and Eisai plus revenue of $18,299 from sales of cells and related media.

Operating Expenses. Total operating expenses for the six months ended May 31, 2009 were $485,988, compared to operating expenses for the six months ended May 31, 2008 of $690,107, representing a decrease of $204,119.  This decrease was principally due to 1) a reduction of $80,000 in director fees resulting from the change in the compensation arrangement with directors; 2) a reduction in amortization of intangibles of $34,516 due to the write off of intangible assets at November 30, 2008; 3) a reduction of $35,497 in the cost of outside services from accountants and consultants; 4) a reduction in share-based compensation of $23,180; and 5) a reduction in the expense for director and officer insurance of $23,335.

Other income (expense). Other income (expense) amounted to a net expense of $14,503 for the six months ended May 31, 2009 as compared to net income of $9,481 for the corresponding period of the prior year.  In 2009, other income (expense) was principally composed of interest expense on the 4.75% debentures, including amortization of discount.  In 2008, the other income (expense) was the result of a gain on the disposition of equipment, less interest expense from the 4.75% and 7.75% debentures, including interest expense from the amortization of discounts related to the beneficial conversion feature and associated warrants.

Net Loss. Net loss for the six months ended May 31, 2009 was $414,609, as compared to a net loss of $579,098 for the same period in the prior fiscal year, representing a decrease in the net loss of $164,489.  The primary reason for this decreased loss in the current year is due to the decrease in operating expenses as explained above.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance of debt or equity instruments.  The following is a summary of our key liquidity measures at May 31, 2009 and , 2008:

	May 31, 2009	May 31, 2008
Cash and cash equivalents	$103,151	$78,779

Current assets	$108,916	$109,632
Current liabilities	(1,843,373)	(1,509,205)
Working capital deficiency	$(1,734,457)	$(1,399,573)

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

The Debenture is convertible at the option of LJCI at any time up to maturity at a conversion price equal to the lesser of the fixed conversion price of $1.00, or 80% of the average of the lowest three daily volume weighted average trading prices per share of our common stock during the twenty trading days immediately preceding the conversion date.  The Debenture accrues interest at 4.75% per year payable in cash or our common stock.  Through May 31, 2009, interest is being paid in cash on a monthly basis.  If paid in stock, the stock will be valued at the rate equal to the conversion price of the Debentures in effect at the time of payment.  Upon receipt of a conversion notice from the holder for the Debenture, the Company may elect to immediately redeem that portion of the Debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest.  After February 28, 2008, the Company, at its sole discretion, shall have the right, without limitation or penalty, to redeem the outstanding principal amount of the Debenture not yet converted by holder into common stock, plus accrued and unpaid interest thereon.

During the past fiscal year (and into the current fiscal year), the Company has operated on working capital provided by LJCI in connection with its exercise of warrants issued to it by the Company.  As of July 10, 2009 there are 9,323,500 shares remaining on the stock purchase warrant.  Should LJCI continue to exercise all of its remaining warrants approximately $10.2 million of cash would be provided to the Company.  However, the Debenture Purchase Agreement limits LJCI’s stock ownership in the Company to 9.99% of the outstanding shares of the Company at any given time.  The Company expects that LJCI will continue to exercise the warrants and convert the debenture over the next year, but cannot assure that LJCI will do so. We are investigating the possible sale or license of certain assets that we did not already license to Corning in October 2007.  We are presently pursuing discussions with companies operating in the stem cell research market and the general life science research market.

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

Cash provided by (used in) operating, investing and financing activities for the six month periods ended May 31, 2009 and 2008 is as follows:

	May 31, 2009	May 31, 2008
Operating activities	$(464,587)	$(381,859)
Investing activities	17,356	12,977
Financing activities	544,360	35,970
Net increase (decrease) in cash and cash equivalents	$97,129	$(332,912)

Operating Activities

For the six months ended May 31, 2009, net cash used in operating activities approximated our net loss for the period.  For the six months ended May 31, 2008, the most significant differences between our net loss and our net cash used in operating activities are due to non-cash charges totaling $107,533 included in our net loss for compensation, interest, depreciation, and amortization, plus decreases in working capital totaling $89,706.

Investing Activities

Net cash provided by investing activities in the six months ended May 31, 2009 and 2008 principally related to the collections of principal on a note receivable.

Financing Activities

During the six months ended May 31, 2009, LJCI converted $5,040 of the 4.75% Debenture into common stock and exercised warrants to purchase 504,000 shares of common stock at a price of $1.09 per share, resulting in total proceeds of $549,360.  During the six months ended May 31, 2008, LJCI converted $330 of the 4.75% Debenture into common stock and exercised warrants to purchase 33,000 shares of common stock at a price of $1.09 per share, resulting in total proceeds of $35,970.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2009 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of May 31, 2009, the following material weaknesses existed:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

On May 14, 2008, one of our stockholders, George Colin, filed a lawsuit against the Company and W. Gerald Newmin in the Superior Court of California – County of Orange, alleging causes of action for breach of written contract and intentional misrepresentation.  Mr. Colin is claiming reimbursement for lost capital gains in the amount of $3.9 million due to a decline in the market value of the Company’s common stock. Mr. Colin claims that the Company refused to remove the restrictive legend on stock certificates following the exercise of certain stock purchase warrants which prevented the sale of the underlying shares. The amount of the claim has now been reduced to approximately $550,000.  On March 27, 2009 the Company received a letter from its Directors and Officers insurance carrier notifying the Company that it was declining coverage on behalf of the Company but was accepting coverage on behalf of Mr. Newmin. The Company disagrees with the carrier’s denial of coverage and is currently appealing this decision. The Company currently does not have sufficient resources to settle this case in the amount being claimed. The Company and Mr. Newmin believe this claim is without merit and both parties intend to vigorously defend the action.  Because the case is in the discovery phase, management is not able to determine the probability of a negative outcome.  Accordingly, no accrual for potential loss has been recorded in the accompanying condensed consolidated financial statements.

Item 1A: RISK FACTORS

The following factors may affect our future performance.

Risks Related To Our Business

Our drug candidates and cellular systems technologies are in the early stages of clinical testing and we have a history of significant losses and may not achieve or sustain profitability.

Our drug candidates are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs.  Similarly, some of our cellular systems technologies are in early stages of development and require further development before they may be commercially viable.  We have incurred a substantial accumulated deficit since our inception in 1970.  As of May 31, 2009, our accumulated deficit was $39,116,640.  Our losses have primarily resulted from significant costs associated with the research and development relating to our cellular systems technologies and other operating costs.  We expect to incur increasing losses for at least several years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our drug candidates, and commercialize any approved drugs and as we continue to advance our cellular systems technologies business.  If our drug candidates fail in clinical trials or do not gain regulatory approval, or if our drugs and cellular systems technologies do not achieve market acceptance, we will not achieve or maintain profitability.  If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

Going Concern

Our independent auditors have added explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements for the year ended November 30, 2008, relative to our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our ability to obtain additional funding will determine our ability to continue as a going concern.  Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors (“LJCI”). Under terms of the agreement, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of July 10, 2009 there are 9,323,500 shares remaining on the stock purchase warrant and a balance of $93,235 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants approximately $10.2 million of cash would be provided to the Company. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture over the next year.

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

We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures.  We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional securities, debt financing and/or the sale or licensing of our technologies.  We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources.  Although we raised gross proceeds of $549,360 during the six months ended May 31, 2009 and $144,925 during the year ended November 30, 2008, from the exercise of stock warrants and issuance of notes payable to related parties, we do not have any binding commitment with regard to future financing.  If adequate funds are not available or are not available on acceptable terms, we may be unable to pursue our therapeutic programs, fund expansion of our cellular technologies business, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

None.

Item 3: DEFAULTS UPON SENIOR SECURITIES

None.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a Special Meeting of Stockholders on June 25, 2009.  At that meeting, the following four proposals were submitted to a vote of our stockholders:

1.	The election of five directors to serve for the ensuing year or until their successors are duly elected and qualified;

2.	The ratification of Hansen, Barnett and Maxwell as our independent registered public accounting firm for the fiscal year ending November 30, 2009;

3.	The approval of an amendment to our Amended and Restated Certificate of Incorporation to effect an increase in the number of authorized shares of our common stock to 475 million shares; and

4.	The approval of an amendment to our 2004 Equity Incentive Plan to effect an increase in the aggregate number of shares of common stock authorized for issuance under the plan by 25 million shares.

Holders of our common stock are entitled to one vote per share.  Holders of our Series B and Series I preferred stock are not entitled to vote.  The holders of our common stock voted as follows:

Proposal 1:	For	Withheld
Election of Directors:
W. Gerald Newmin	35,186,939	2,735,653
Thomas A. Page	35,134,529	2,788,063
Edward Sigmond	35,125,239	2,797,353
Stephen Chang, P.H.D.	33,980,179	3,942,413
Tony Altig	35,119,038	2,803,554
				Broker
Proposal 2:	For	Withheld	Abstain	Non-Votes
Ratification of Hansen, Barnett and Maxwell	34,233,478	2,765,833	923,281	89,512,379

Proposal 3:
Approval to increase authorized common shares	26,675,195	7,450,773	3,796,624	89,512,379

Proposal 4:
Approval to increase shares under 2004 Plan	26,479,219	7,432,849	4,010,524	89,512,379

Each of the proposals received more than the number of favorable votes required for approval and were therefore duly and validly approved by the stockholders.

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

MULTICELL TECHNOLOGIES, INC.

July 15, 2009	By:	/s/ W. Gerald Newmin

W. Gerald Newmin (Chief Executive Officer and Chief Financial Officer)