Form 10-K/A
period 2008-11-30
MultiCell Technologies, Inc.
filed 2009-08-07
CIK 811779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No   X

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

DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format (check one):  Yes___ No   X

MULTICELL TECHNOLOGIES, INC.

FORM 10-KSB/A

INDEX
		PAGE
EXPLANATORY NOTE		1
PART II
Item 8A(T).	CONTROLS AND PROCEDURES	1
PART III
Item 13.	EXHIBITS	2
SIGNATURES		3
EXHIBIT INDEX		4

EXPLANATORY NOTE

As a part of the review by the Securities and Exchange Commission of MultiCell Technologies, Inc.’s past filings under the Securities Exchange Act of 1934, MultiCell Technologies, Inc. is filing this Amendment No. 1 this (“Amendment No. 1”) to its Form 10-KSB for the fiscal period ended November 28, 2008 (the “Annual Report”).  This Amendment No. 1 amends the certification of the Chief Executive Officer and Chief Financial Officer originally filed as Exhibit 31.1 to the Annual Report which incorrectly included the titles of the certifying officer in the first line of the certification.  Additionally, this Amendment No. 1 amends Item 8A(T) of Part II of the Annual Report to include a clear statement that MultiCell Technologies, Inc.’s internal control over financial reporting was not effective as of November 30, 2008.  The remainder of Item 8 of the Annual Report, including Item 8A, remains the same as previously reported in the Annual Report.

This Amendment No. 1 should be read in conjunction with the Annual Report, which continues to speak as of the date of the Annual Report.  Other than as set forth above, this Amendment No. 1 does not modify or update disclosures in the Annual Report.  Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Annual Report or modify or update any related or other disclosures.

PART II

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

Due to this material weakness, management has concluded that our internal control over financial reporting was not effective as of November 30, 2008.

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

PART III

ITEM 13.    EXHIBITS

Please see the Exhibit Index which follows the signature page to this Annual Report on Form 10-KSB/A and which is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15D of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTICELL TECHNOLOGIES, INC. (Registrant)

By:	/s/ W. Gerald Newmin
W. Gerald Newmin Chairman, CEO, CFO, President, Treasurer and Secretary Dated August 7, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Gerald Newmin W. Gerald Newmin	Chairman ,CEO, CFO, President, Treasurer and Secretary	August 7, 2009

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1 (1)	Asset Contribution Agreement dated September 7, 2005 by and among Multicell Technologies, Inc., Astral Therapeutics, Inc., Alliance Pharmaceutical Corp., and Astral, Inc.
3.1 (2)	Certificate of Incorporation, as filed on April 28, 1970.
3.2 (2)	Certificate of Amendment, as filed on October 27, 1986.
3.3 (2)	Certificate of Amendment, as filed on August 24, 1989.
3.4 (2)	Certificate of Amendment, as filed on July 31, 1991.
3.5 (2)	Certificate of Amendment, as filed on August 14, 1991.
3.6 (2)	Certificate of Amendment, as filed on June 13, 2000.
3.7 (2)	Certificate of Amendment, as filed May 18, 2005.
3.8 (2)	Certificate of Correction, as filed June 2, 2005.
3.9 (2)	Bylaws, as amended May 18, 2005.
3.10 (2)	Specimen Stock Certificate.
4.1 (3)	Certificate of Designations of Preferences and Rights of Series I Convertible Preferred Stock, as filed on July 13, 2004.
4.2 (4)	Certificate of Designation of Series B Convertible Preferred Stock, as filed on July 14, 2006.
4.3 (5)	Debenture Purchase Agreement between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc. dated February 28, 2007
4.4 (5)	Registration Rights Agreement between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc. dated February 28, 2007
4.5 (5)	Stock Pledge Agreement dated February 28, 2007
4.6 (5)	7 ¾ % Convertible Debenture for $1,000,000 issued by Multicell Technologies, Inc. to La Jolla Cove Investors, Inc.
4.7 (5)	Escrow Letter dated February 28, 2007 from La Jolla Cove Investors, Inc.
4.8 (5)	Letter dated February 28, 2007 from La Jolla Cove Investors, Inc.
4.9 (5)	Securities Purchase Agreement between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc. dated February 28, 2007
4.10 (5)	4 ¾ % Convertible Debenture for $100,000 issued by Multicell Technologies, Inc. to La Jolla Cove Investors, Inc.
4.11 (5)	Warrant to Purchase Common Stock dated February 28, 2007
4.12 (5)	Letter dated February 28, 2007 to Multicell Technologies, Inc. from La Jolla Cove Investors, Inc.
4.13 (6)	Warrant for the purchase of 1,572,327 Shares of Common Stock of Multicell Technologies, Inc. issued to and Fusion Capital Fund II, LLC dated May 3, 2006.
4.14 (7)	Amended and Restated Registration Rights Agreement, dated as of October 5, 2006, by and between Multicell Technologies, Inc. and Fusion Capital Fund II, LLC.
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
(11)  Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 19, 2007.
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
(16) Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on October 10, 2007