Form 10-Q/A
period 2009-02-28
MultiCell Technologies, Inc.
filed 2009-08-07
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

401-762-0045
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  [  ]        Accelerated filer  [  ]        Non-accelerated filer    [  ]        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)     Yes       No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of April 14, 2009, the issuer had 161,004,414 shares of Common Stock, $.01 par value, outstanding.

INDEX

Explanatory Note	1
Part II
Item 6. Exhibits	1
SIGNATURES	2

EXPLANATORY NOTE

As a part of the review by the Securities and Exchange Commission of MultiCell Technologies, Inc.’s past filings under the Securities Exchange Act of 1934, MultiCell Technologies, Inc. is filing this Amendment No. 1 (this “Amendment No. 1”) to its Form 10-Q for the quarterly period ended February 28, 2009 (the “Quarterly Report”).  This Amendment No. 1 amends the certification of the Chief Executive Officer and Chief Financial Officer originally filed as Exhibit 31.1 to the Quarterly Report.  Specifically, (1) the certifying officer’s title was included in the beginning of the certification of the Chief Executive Officer and Chief Financial Officer in the Quarterly Report, and (2) a reference to internal control over financial reporting in paragraph 4 to Exhibit 31.1 to this Amendment No. 1 was not included in the certification of the Chief Executive Officer and Chief Financial Officer in the Quarterly Report.

This Amendment No. 1 should be read in conjunction with the Quarterly Report, which continues to speak as of the date of the Quarterly Report.  Other than as set forth above, this Amendment No. 1 does not modify or update disclosures in the Quarterly Report.  Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Quarterly Report or modify or update any related or other disclosures.

Item 6: EXHIBITS:

Exhibit
Number                                 Description

31.1*     Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302.

32.1*     Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTICELL TECHNOLOGIES, INC.

August 7, 2009	By:	/s/ W. Gerald Newmin
W. Gerald Newmin (Chief Executive Officer and Chief Financial Officer)

2