Form 10-Q
period 2009-08-31
MultiCell Technologies, Inc.
filed 2009-10-14
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended August 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	☐	No	☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of October 9, 2009, the issuer had 282,744,937 shares of Common Stock, $.01 par value, outstanding.

PART I FINANCIAL INFORMATION
Item 1: Financial Statements

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 31,	November 30,
	2009	2008
ASSETS

Current assets
Cash and cash equivalents	$391,519	$6,022
Other current assets	6,072	32,854
Total current assets	397,591	38,876

Property and equipment, net of accumulated depreciation of $64,337 and
$57,146 at August 31, 2009 and November 30, 2008, respectively	8,309	15,501

Other assets	1,685	2,979

Total assets	$407,585	$57,356

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Notes payable - related parties	$40,000	$55,000
Accounts payable and accrued expenses	1,593,023	1,674,221
Advance from debenture holder	79,350	-
Current portion of deferred revenue	130,712	96,385
Total current liabilities	1,843,085	1,825,606

Non-current liabilities
Convertible debentures, net of discount	39,165	34,175
Deferred income, net of current portion	659,024	696,012
Total non-current liabilities	698,189	730,187

Total liabilities	2,541,274	2,555,793

Commitments and contingencies	-	-

Stockholders' Deficiency
Undesignated preferred stock, $0.01 par value; 963,000 shares authorized	-	-
Series B convertible preferred stock, 17,000 shares designated; 16,262
shares issued and outstanding; liquidation value of $1,870,035	1,830,035	1,830,035
Series I convertible preferred stock, 20,000 shares designated; 5,734 shares
issued and outstanding; liquidation value of $573,400	573,400	573,400
Common stock, $0.01 par value; 475,000,000 shares authorized;
260,554,961 and 83,146,214 shares issued and outstanding at
August 31, 2009 and November 30, 2008, respectively	2,605,550	831,462
Additional paid-in capital	32,231,757	32,894,705
Accumulated deficit	(39,374,431)	(38,628,039)
Total stockholders' deficiency	(2,133,689)	(2,498,437)

Total Liabilities and Stockholders' Deficiency	$407,585	$57,356

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2009	2008	2009	2008

Revenue	$44,179	$43,602	$130,061	$145,130

Operating expenses
Selling, general and administrative	198,382	184,735	584,145	631,994
Research and development	56,544	20,559	151,891	222,436
Depreciation and amortization	2,312	19,536	7,190	60,507

Total operating expenses	257,238	224,830	743,226	914,937

Loss from operations	(213,059)	(181,228)	(613,165)	(769,807)

Other income (expense)
Interest expense	(7,329)	(6,790)	(22,471)	(27,926)
Interest income	-	364	639	1,368
Gain on disposition of equipment	-	-	-	29,613

Total other income (expense)	(7,329)	(6,426)	(21,832)	3,055

Net loss	(220,388)	(187,654)	(634,997)	(766,752)

Preferred stock dividends	(37,403)	(37,402)	(111,395)	(111,801)

Net loss attributable to common stockholders	$(257,791)	$(225,056)	$(746,392)	$(878,553)

Basic and Diluted Loss Per Common Share
Attributable to Common Stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and Diluted Weighted-Average
Common Shares Outstanding	201,604,921	68,619,047	154,623,450	59,805,087

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(Unaudited)
For the Nine Months Ended August 31, 2009

							Additional		Total
	Preferred Stock - Series B		Preferred Stock - Series I		Common stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Deficiency

Balance at November 30, 2008	16,262	$1,830,035	5,734	$573,400	83,146,214	$831,462	$32,894,705	$(38,628,039)	$(2,498,437)

Issuance of common stock for conversion of 4.75% debentures	-	-	-	-	176,407,747	1,764,078	(1,754,068)	-	10,010

Issuance of common stock for exercise of warrants	-	-	-	-	1,001,000	10,010	1,081,080	-	1,091,090

Stock-based compensation	-	-	-	-	-	-	10,040	-	10,040

Dividends on Series B preferred stock	-	-	-	-	-	-	-	(111,395)	(111,395)

Net loss	-	-	-	-	-	-	-	(634,997)	(634,997)

Balance at August 31, 2009	16,262	$1,830,035	5,734	$573,400	260,554,961	$2,605,550	$32,231,757	$(39,374,431)	$(2,133,689)

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	August 31,	August 31,
	2009	2008
Cash flows from operating activities
Net loss	$(634,997)	$(766,752)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	7,190	8,733
Amortization	-	51,774
Stock-based compensation for services	10,040	86,006
Gain on disposition of equipment	-	(29,613)
Interest expense from amortization of discount
on convertible debentures	15,000	17,995
Changes in assets and liabilities
Accounts and royalties receivable	-	30,682
Other current assets	10,720	45,236
Other assets	-	20,772
Accounts payable and accrued liabilities	(192,591)	21,431
Deferred income	(2,661)	(4,786)
Net cash used in operating activities	(787,299)	(518,522)

Cash flows from investing activities
Collection of principal on note receivable	17,356	11,172
Proceeds from sale of equipment	-	4,577
Net cash provided by investing activities	17,356	15,749

Cash flows from financing activities
Proceeds from the exercise of stock warrants	1,091,090	63,220
Proceeds from issuance of notes payable to related parties	-	50,000
Payment of principal on note payable - related parties	(15,000)	-
Advance from debenture holder	79,350	-
Net cash provided by financing activities	1,155,440	113,220
Net increase (decrease) in cash and cash equivalents	385,497	(389,553)
Cash and cash equivalents at beginning of period	6,022	411,691
Cash and cash equivalents at end of period	$391,519	$22,138

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,921	$8,474
Noncash Investing and Financing Activities:
Issuance of common stock in payment of liability to
stockholders and affiliates	-	202,081
Issuance of common stock for conversion of 7.75% debentures	-	47,919
Issuance of common stock for conversion of 4.75% debentures	10,010	580
Issuance of common stock for conversion of Series I preferred stock	-	646,600
Issuance of note receivable in connection with the sale of equipment	-	34,665

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS, BASIS OF PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS

ORGANIZATION AND NATURE OF OPERATIONS

MultiCell Technologies, Inc. (“MultiCell”), operates three subsidiaries, MCT Rhode Island Corp. (“MCT”), Xenogenics Corporation (“Xenogenics”), and MultiCell Immunotherapeutics, Inc. (“MCTI”).  MCT is a 100%-owned subsidiary that has been inactive since its formation in 2004. Xenogenics is a 56.4%-owned subsidiary with a focus on the research and development of Sybiol technology. Xenogenics has not generated any revenues as of August 31, 2009. MultiCell holds approximately 67% of the outstanding shares (on an as if converted basis) of MCTI. As used herein, the “Company” refers to MultiCell, together with MCT, Xenogenics, and MCTI.

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell Technologies, Inc. and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended November 30, 2008 previously filed with the SEC. The results of operations for the three-month and nine-month periods ended August 31, 2009 are not necessarily indicative of the operating results for the fiscal year ending November 30, 2009.  The condensed consolidated balance sheet as of November 30, 2008 has been derived from the Company’s audited financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations.  SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) will be effective for the Company as of December 1, 2009.  SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. The Company is currently evaluating the effects, if any, that SFAS 141(R) may have on its financial statements.  The Company does not expect that it will have any immediate effect on its financial statements, however, the revised standard will govern the accounting for any future business combinations that the Company may enter into.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160).  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. SFAS 160 will be effective for the Company as of December 1, 2009.  This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently evaluating this new statement and anticipates that the statement will not have a significant impact on the reporting of its results of operations.

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

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157. This FSP states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value because there may be increased instances of transactions that are not orderly in such market conditions. Accordingly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FSP was effective for the Company beginning June 1, 2009. The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about the fair value of our financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheets, in the interim reporting periods as well as in the annual reporting periods. In addition, the FSP requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments. This FSP was effective for the Company beginning June 1, 2009. The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and requires additional disclosures related to debt and equity securities. This FSP does not change existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP was effective for the Company beginning June 1, 2009. The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165), which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement also outlines the circumstances under which an entity would need to record transactions occurring after the balance sheet date in the financial statements.  These new disclosures require the identification of the date through which the entity has evaluated subsequent events.  SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009, and was effective for the Company beginning June 1, 2009.  The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.  The Company has evaluated events subsequent to the balance sheet date through October 14, 2009, the date the financial statements were issued.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, SFAS No. 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As of August 31, 2009, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $39,374,431.  The Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, the Company’s therapeutic for the treatment of fatigue in multiple sclerosis patients. Management is evaluating several sources of financing for its clinical trial program.  Additionally, with its strategic shift in focus to therapeutic programs and technologies, management  expects the Company’s future cash requirements to increase significantly as it advances the Company’s therapeutic programs into clinical trials.  Until the Company is successful in raising additional funds, it may have to prioritize its therapeutic programs and delays may be necessary in some of the Company’s development programs.

Since March of 2008, the Company has operated on working capital principally provided by La Jolla Cove Investors, Inc. (LJCI). As further described in Note 3 to these condensed consolidated financial statements, under terms of the agreement, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of August 31, 2009, there are 8,916,500 shares remaining on the stock purchase warrant and a balance of $89,165 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants, approximately $9.7 million of cash would be provided to the Company. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture over the next year.

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

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price.  The Conversion Price is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert.  During the three months ended August 31, 2009, LJCI converted $4,970 of the Debenture into 81,595,678 shares of common stock.  During the nine months ended August 31, 2009, LJCI converted $10,010 of the Debenture into 176,407,747 shares of common stock.  Simultaneously with these conversions, LJCI exercised warrants to purchase 497,000 shares and 1,001,000 shares of the Company’s common stock during the three months and the nine months ended August 31, 2009, respectively.  Proceeds from the exercise of the warrants were $541,730 and $1,091,090 for the three months and the nine months ended August 31, 2009, respectively.  In addition, as of August 31, 2009, LJCI had advanced $79,350 to the Company towards the future exercise of warrants, which occurred in September 2009.  The advance from LJCI is reflected as a current liability in the accompanying condensed balance sheet.  As of August 31, 2009, the remainder of the Debenture in the amount of $89,165 could have been converted by LJCI into approximately 1.5 billion shares of common stock, which would require LJCI to simultaneously exercise and purchase all of the remaining 8,916,500 shares of common stock under the LJCI Warrant at $1.09 per share.  For the Debenture, upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. After February 28, 2008, the Company, at its sole discretion, has the right, without limitation or penalty, to redeem the outstanding principal amount of this debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A discount representing the value of 10 million warrants issued in the amount of $73,727 was recorded as a reduction to the note. The discount was calculated based on the relative fair values of the convertible debenture and the warrants. The fair market value of the warrants used in the above calculation was determined under the Black-Scholes option-pricing model.  Additionally, based on the excess of the aggregate fair value of the common shares that would have been issued if the Debenture had been converted immediately over the proceeds allocated to the convertible debenture, the investors received a beneficial conversion feature for which the Company recorded an increase in additional paid-in-capital of $26,273 and a corresponding discount to the debenture.  These discounts, in the aggregate amount of $100,000, are being amortized over the 60-month term of the debenture as a charge to interest expense. The balance of the unamortized discount is $50,000 at August 31, 2009.

NOTE 4. NOTES PAYABLE – RELATED PARTIES

The Company issued notes payable totaling $50,000 to two related parties during August 2008 and an additional $5,000 in November 2008.  The notes accrue interest at 8.5% per year and are secured by all of the Company’s assets, including its intellectual property.  During the three months ended August 31, 2009, the Company paid $10,000 of the outstanding principal on the original notes, leaving a remaining balance of $40,000.  These notes and related accrued interest, which were originally due in December 2008, have been extended to December 2009.  The note in the amount of $5,000 was due in May 2009, and was paid in full.

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

Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company will pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of the Wall Street Journal Prime Rate plus 1%, or 9%.  In no event will the dividend rate be greater than 12% per annum.  The dividend will be payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first day of that month.  In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares is reduced to 85% of the otherwise applicable conversion price.  The Company has not paid the required monthly Series B preferred dividends since November 30, 2006, which, in part, has caused the conversion price to be reduced. During the three months and nine months ended August 31, 2009, the Company accrued preferred dividends in the amounts of $37,403 and $111,395, respectively, on the Series B preferred stock.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Series B convertible preferred stock was subject to redemption under certain conditions until July 14, 2008.  Until the earlier of (a) two years after the closing date or (b) the date upon which all of the Series B shares were converted into common stock, the purchasers had a right of first refusal on any financing in which the Company was the issuer of debt or equity securities.  If (a) the Company raised debt or equity financing during the right of first refusal period or (b) the Company’s common stock was trading below the conversion price of the Series B shares at the time of such financing, and (c) the purchasers did not exercise their right of first refusal, then the Company was required, at the option of any purchaser, to use 25% of the net proceeds from such financing to redeem such purchasers’ shares of Series B preferred stock or common stock, as determined by such purchaser.  Series B shares so redeemed were to be redeemed at $100 per share, plus accrued and unpaid dividends thereon, and shares of common stock so redeemed were to be redeemed at a price per share equal to the value weighted average closing price of the Company’s Common Stock over the immediately preceding five trading days, plus accrued and unpaid dividends thereon.  Prior to July 14, 2008, the Series B shares were only conditionally redeemable as described above and were therefore not classified as a liability.  However, redemption of the Series B shares was not under the control of the Company; therefore, in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities, the Series B preferred stock, plus accrued and unpaid dividends, was classified outside of permanent equity through July 14, 2008.  Upon the expiration of the redemption provisions on July 14, 2008, the carrying value of the Series B preferred stock, plus the accrued and unpaid dividends of $243,835, was reclassified into permanent equity.  Accrued and unpaid dividends for the period subsequent to July 14, 2008 are included in accrued expenses in the amounts of $168,312 and $56,917 as of August 31, 2009 and November 30, 2008, respectively.

The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by the conversion price.  The conversion price was originally $0.32 per share.  Upon the occurrence of an event of default (as defined in the agreement), the conversion price of the Series B shares shall be reduced to 85% of the then applicable conversion price of such shares. The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like.  In addition, the conversion price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options).  As a result of the Company issuing common stock upon conversion of convertible debentures and upon the exercise of warrants both at prices lower than the conversion price, and due to the Company not paying Series B dividends on a monthly basis, the conversion price of the Series B preferred stock has been reduced to $0.0836 per share as of August 31, 2009.  The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion.

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

NOTE 7. COMMON STOCK

On June 25, 2009, the Company held a special meeting of stockholders.  At this meeting, the stockholders voted to approve an amendment to the Company’s articles of incorporation to increase the number of authorized shares of the Company’s common stock from 200 million to 475 million shares.

NOTE 8. LICENSE AGREEMENTS AND DEFERRED REVENUE

On October 9, 2007, MultiCell Technologies, Inc. (“MultiCell”) executed an exclusive license and purchase agreement (the “Agreement”) with Corning Incorporated (“Corning”) of Corning, New York.  Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell MultiCell’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (ADME/Tox assays).  MultiCell retained and will continue to support all of its existing licensees, including Pfizer, Bristol-Myers Squibb, and Eisai.  MultiCell retains the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays.   MultiCell also retains rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to produce therapeutic proteins using the Company’s BioFactories™ technology, to identify drug targets and for other applications related to the Company’s internal drug development programs.  Corning paid MultiCell $750,000 in consideration for the license granted.  The Company is recognizing the income ratably over a 17 year period.  The Company recognized $11,029 and $33,088, respectively, in income for the three months and nine months ended August 31, 2009 and 2008.  The balance of deferred revenue from this license is $665,441 at August 31, 2009.

The Company has other license agreements with Eisai and with Pfizer, for which revenues are being deferred.  During May 2008 and April 2009, the Company received $121,030 and $127,400, respectively, from Eisai representing the second and third annual installments under their five-year agreement.  The Company recognized revenue from the agreements with Eisai and Pfizer in the amounts of $31,850 and $1,300, respectively, for the three months ended August 31, 2009.  For the nine months ended August 31, 2009, the Company recognized revenue from the agreements with Eisai and Pfizer in the amounts of $93,073 and $3,900, respectively.  The Company recognized revenue from the agreements with Eisai and Pfizer in the amounts of $30,257 and $1,300, respectively, for the three months ended August 31, 2008.  For the nine months ended August 31, 2008, the Company recognized revenue from the agreements with Eisai and Pfizer in the amounts of $88,827 and $3,900, respectively.  The balances of deferred revenue from the agreements with Eisai and Pfizer are $81,395 and $42,900, respectively, at August 31, 2009, which will be amortized into revenue through April 2010 for Eisai and through January 2018 for Pfizer.

NOTE 9. STOCK OPTIONS AND WARRANTS

On June 25, 2009, the Company held a special meeting of stockholders.  At this meeting, the stockholders voted to approve a proposal to amend the Company’s 2004 Equity Incentive Plan to increase the number of shares of common stock authorized under the plan by 25 million shares.

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

A summary of stock option activity for the nine-month period ended August 31, 2009 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at November 30, 2008	2,000,000	$1.16	1.4 years	$-
Granted	5,030,000	0.01
Exercised	-	-
Expired	(230,000)	1.22

Outstanding at August 31, 2009	6,800,000	$0.31	3.8 years	$77,462

Exercisable at August 31, 2009	1,709,167	$1.19	0.7 years	$39

On June 25, 2009, the Board of Directors granted an option to each of the five directors to purchase one million shares of the Company’s common stock at $.011 per share.  The options vest quarterly over one year and expire five years after grant.  In May 2009, the Company also granted an option to a scientific advisor to purchase 30,000 shares of common stock at $0.011 per share.  There were no options granted during the nine months ended August 31, 2008.  The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model.  The weighted-average fair value of the stock option granted during the nine months ended August 31, 2009 was $0.011.  The weighted-average assumptions used for the option granted during the nine months ended August 31, 2009 were risk-free interest rate of 2.6%, volatility of 157%, expected lives of 5.0 years, and dividend yield of zero.  The assumptions employed in the Black-Scholes option pricing model include the following.  The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.

For the three-month periods ended August 31, 2009 and 2008, the Company reported compensation expense related to stock options of $10,040 and $2,827, respectively.  For the nine-month periods ended August 31, 2009 and 2008, the Company reported compensation expense related to stock options warrants of $10,040 and $26,006, respectively.  As of August 31, 2009, there was $45,267 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 0.8 years.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock Warrants

In connection with the issuance of common stock, preferred stock, notes payable, and debentures, and as compensation for services provided, the Company has issued warrants to purchase shares of the Company’s common stock.  The Company did not issue warrants during the nine months ended August 31, 2009 or 2008.

A summary of stock warrant activity for the nine-month period ended August 31, 2009 is presented below:

Shares
Under
Warrants

Outstanding at November 30, 2008	27,052,862
Issued	-
Exercised	(1,001,000)
Expired	(1,528,000)

Outstanding at August 31, 2009	24,523,862

NOTE 10. LOSS PER SHARE

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed on the basis of the weighted-average number of common shares and all dilutive potentially issuable common shares outstanding during the year. Common stock issuable upon conversion of debt and preferred stock, or exercise of stock options and stock warrants have not been included in the loss per share for the three month or nine month periods ended August 31, 2009 and  2008 as they are anti-dilutive.

The potential common shares as of August 31, 2009 are as follows:

Warrants	24,523,862
Stock options	6,800,000
Series B Redeemable Convertible Preferred Stock	19,452,153
Series I Convertible Preferred Stock	2,293,600
LJCI Debenture	1,517,247,919
1,570,317,534

The Company does not currently have sufficient authorized shares of common stock to meet the commitments entered into under the Debenture and the related LJCI Warrants.  As further discussed in Note 3, upon the conversion of any portion of the remaining $89,165 principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the remaining 8,916,500 warrant shares equal to the percentage of the dollar amount of the Debenture being converted.  The agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding common shares of the Company. Furthermore, the Company has the right to redeem that portion of the Debenture that the holder may elect to convert and also has the right to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. CONTINGENT LIABILITY

On May 14, 2008, one of our stockholders, George Colin, filed a lawsuit against the Company and W. Gerald Newmin in the Superior Court of California – County of Orange, alleging causes of action for breach of written contract and intentional misrepresentation.  Mr. Colin claimed reimbursement for lost capital gains in the amount of $550,000 due to a decline in the market value of the Company’s common stock. Mr. Colin claimed that the Company refused to remove the restrictive legend on stock certificates following the exercise of certain stock purchase warrants which prevented the sale of the underlying shares. On March 27, 2009 the Company received a letter from its Directors and Officers insurance carrier notifying the Company that it was declining coverage on behalf of the Company but was accepting coverage on behalf of Mr. Newmin. The Company disagrees with the carrier’s denial of coverage. The Company and Mr. Newmin believe this claim is without merit and both parties have vigorously defended the action.  Subsequent to August 31, 2009, the parties to this matter have reached a settlement in principal.  Under the settlement, the Company will pay the plaintiff $5,000 and the remaining amount of the settlement will be paid by the Directors and Officers insurance carrier that accepted coverage on behalf of Mr. Newmin.  The Company’s portion of the settlement has been accrued in the accompanying condensed consolidated financial statements as of August 31, 2009.

NOTE 12. SUBSEQUENT EVENTS

Director Compensation

In September 2009, the Board of Directors approved the settlement of accrued compensation in the amount of $281,000 payable to the Company’s directors for services rendered prior to the current fiscal year.  The amount due to the directors was settled by 1) the issuance of 4,857,895 shares of the Company’s common stock, valued at $92,300 ($0.019 per share); 2) the agreement to pay $49,700 in cash prior to November 30, 2009;  and 3) the grant of options to purchase 2,428,947 shares of the Company’s common stock at $0.019 per share, which options vested immediately and have a term of five years.  Additionally, in September 2009, the Board of Directors approved the issuance of 427,631 shares of the Company’s common stock as partial settlement of director fees earned during the current fiscal year.

Stock Issued for Conversion of Debenture and Exercise of Warrants

As more fully discussed in Note 3 to these consolidated financial statements, the Company sold a convertible debenture to La Jolla Cove Investors, Inc. (LJCI) and issued LJCI a stock warrant in connection with the convertible debenture.  Between September 1, 2009 and October 9, 2009, LJCI converted $1,645 of the 4.75% debenture into 16,739,909 shares of common stock.  Simultaneously with the conversions of the debenture, LJCI was required to exercise warrants to purchase 164,541 shares of common stock at $1.09 per share.  Total proceeds to the Company from the exercise of the warrants were $179,350.

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

As funding permits, we intend to gradually add scientific and support personnel.  We want to add specialists for our key research areas.  These strategic additions will help us expand our product offerings leading us to additional revenues and profits.  As revenues increase, additional administrative personnel will be necessary to meet the added workload.  Other expenses, such as sales and customer service, will be added commensurate with increased revenues.  Our current research and development efforts focus on development of future cell lines and therapeutic products and improvement of existing products.  Due to the ongoing nature of this research, we are unable to ascertain with certainty the estimated completion dates and total costs associated with this research.  As with any research efforts, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance our market position.  Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred.  For the nine months ended August 31, 2009 and 2008, research and development costs were $151,891 and $222,436, respectively.  Research and development costs include such costs as allocations of salaries, employee benefits, certain legal costs, and supplies.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations.  The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Quarter Ended August 31, 2009 Compared to the Quarter Ended August 31, 2008

Revenue. Total revenue for the three months ended August 31, 2009 was $44,179, as compared to revenue of $43,602 for the same quarter in the prior fiscal year, an increase of $577.  All of the revenue for the quarter ended August 31, 2009 is from license revenue under agreements with Corning, Pfizer, and Eisai.  For the quarter ended August 31, 2008, revenue consisted of license revenue totaling $42,587 under agreements with Corning, Pfizer and Eisai plus revenue of $1,015 from sales of cells and related media.

Operating Expenses. Total operating expenses for the three months ended August 31, 2009 were $257,238, compared to operating expenses for the three months ended August 31, 2008 of $224,830, representing an increase of $32,408.  This increase was principally due to 1) an increase in legal and consulting fees of $45,349; 2) costs related to the shareholders meeting in June 2009 in the amount of $10,250; 3) offset by a reduction of $12,000 in director fees resulting from the change in the compensation arrangement with directors; and 4) offset by a reduction in amortization of intangibles of $17,258 due to the write off of intangible assets at November 30, 2008.

Other income (expense). Other income (expense) amounted to a net expense of $7,329 for the three months ended August 31, 2009 as compared to net expense of $6,426 for the corresponding quarter of the prior year.  In 2009, other income (expense) was principally composed of interest expense on the 4.75% debentures, including amortization of discount, plus interest on notes payable to related parties.  In 2008, the other income (expense) was principally composed of interest expense on the 4.75% debentures, including amortization of discounts related to the beneficial conversion feature and associated warrants.

Net Loss. Net loss for the three months ended August 31, 2009 was $220,388, as compared to a net loss of $187,654 for the same period in the prior fiscal year, representing an increase in the net loss of $32,734.  The primary reason for this decreased loss in the current year is due to the increase in operating expenses as explained above.

Nine Months Ended August 31, 2009 Compared to the Nine Months Ended August 31, 2008

Revenue. Total revenue for the nine months ended August 31, 2009 was $130,061, as compared to revenue of $145,130 for the same period in the prior fiscal year, a decrease of $15,069.  All of the revenue for the nine months ended August 31, 2009 is from license revenue under agreements with Corning, Pfizer, and Eisai.  For the nine months ended August 31, 2008, revenue consisted of license revenue totaling $125,816 under agreements with Corning, Pfizer and Eisai plus revenue of $19,314 from sales of cells and related media.

Operating Expenses. Total operating expenses for the nine months ended August 31, 2009 were $743,226, compared to operating expenses for the nine months ended August 31, 2008 of $914,937, representing a decrease of $171,711.  This decrease was principally due to 1) a reduction of $92,000 in director fees resulting from the change in the compensation arrangement with directors; 2) a reduction in amortization of intangibles of $51,774 due to the write off of intangible assets at November 30, 2008; 3) a reduction in share-based compensation of $15,968; 4) a reduction in the expense for director and officer insurance of $31,898; and 5) offset by the costs related to the shareholders meeting in June 2009 in the amount of $11,214.

Other income (expense). Other income (expense) amounted to a net expense of $21,832 for the nine months ended August 31, 2009 as compared to net income of $3,055 for the corresponding period of the prior year.  In 2009, other income (expense) was principally composed of interest expense on the 4.75% debentures, including amortization of discount, plus interest on notes payable to related parties.  In 2008, the other income (expense) was principally the result of a gain on the disposition of equipment, less interest expense from the 4.75% and 7.75% debentures, including interest expense from the amortization of discounts related to the beneficial conversion feature and associated warrants.

Net Loss. Net loss for the nine months ended August 31, 2009 was $634,997, as compared to a net loss of $766,752 for the same period in the prior fiscal year, representing a decrease in the net loss of $131,755.  The primary reason for this decreased loss in the current year is due to the decrease in operating expenses as explained above.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance of debt or equity instruments.  The following is a summary of our key liquidity measures at August 31, 2009 and 2008:

	August 31, 2009	August 31, 2008
Cash and cash equivalents	$391,519	$22,138

Current assets	$397,591	$54,572
Current liabilities	(1,843,085)	(1,581,497)
Working capital deficiency	$(1,445,494)	$(1,526,925)

On February 28, 2007, we entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. (“LJCI”) pursuant to which we agreed to sell, among other things, a convertible debenture in a principal amount of $100,000 with an annual interest rate of 4.75% and expiring on February 28, 2012 (the “Debenture”).  In addition, we issued LJCI a warrant to purchase up to 10 million shares of our common stock (the “LJCI Warrant”) at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007.  Pursuant to the terms of the LJCI Warrant, upon the conversion of any portion of the principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the Debenture being converted.

The Debenture is convertible at the option of LJCI at any time up to maturity at a conversion price equal to the lesser of the fixed conversion price of $1.00, or 80% of the average of the lowest three daily volume weighted average trading prices per share of our common stock during the twenty trading days immediately preceding the conversion date.  The Debenture accrues interest at 4.75% per year payable in cash or our common stock.  Through August 31, 2009, interest is being paid in cash on a monthly basis.  If paid in stock, the stock will be valued at the rate equal to the conversion price of the Debentures in effect at the time of payment.  Upon receipt of a conversion notice from the holder for the Debenture, the Company may elect to immediately redeem that portion of the Debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest.  After February 28, 2008, the Company, at its sole discretion, shall have the right, without limitation or penalty, to redeem the outstanding principal amount of the Debenture not yet converted by holder into common stock, plus accrued and unpaid interest thereon.

During the past fiscal year (and into the current fiscal year), the Company has operated on working capital provided by LJCI in connection with its exercise of warrants issued to it by the Company.  As of October 9, 2009 there are 8,751,959 shares remaining on the stock purchase warrant.  Should LJCI continue to exercise all of its remaining warrants approximately $9.5 million of cash would be provided to the Company.  However, the Debenture Purchase Agreement limits LJCI’s stock ownership in the Company to 9.99% of the outstanding shares of the Company at any given time.  The Company expects that LJCI will continue to exercise the warrants and convert the debenture over the next year, but cannot assure that LJCI will do so. We are investigating the possible sale or license of certain assets that we did not already license to Corning in October 2007.  We are presently pursuing discussions with companies operating in the stem cell research market and the general life science research market.

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

Cash provided by (used in) operating, investing and financing activities for the nine month periods ended August 31, 2009 and 2008 is as follows:

	August 31, 2009	August 31, 2008
Operating activities	$(787,299)	$(518,522)
Investing activities	17,356	15,749
Financing activities	1,155,440	113,220
Net increase (decrease) in cash and cash equivalents	$385,497	$(389,553)

Operating Activities

For the nine months ended August 31, 2009, the most significant differences between our net loss and our net cash used in operating activities are due to non-cash charges totaling $32,230 included in our net loss for compensation, interest, and depreciation, plus increases in working capital totaling $184,532.  For the nine months ended August 31, 2008, the most significant differences between our net loss and our net cash used in operating activities are due to net non-cash charges totaling $134,895 included in our net loss for compensation, interest, depreciation, amortization, and gain on disposition of equipment, plus decreases in working capital totaling $113,335.

Investing Activities

Net cash provided by investing activities in the nine months ended August 31, 2009 and 2008 principally related to the collections of principal on a note receivable.

Financing Activities

During the nine months ended August 31, 2009, principal cash flows from financing activities related to LJCI converting $10,010 of the 4.75% Debenture into common stock and exercising warrants to purchase 1,001,000 shares of common stock at a price of $1.09 per share, resulting in total proceeds of $1,091,090.  During the nine months ended August 31, 2008, cash flows from financing activities related to LJCI converting $580 of the 4.75% Debenture into common stock and exercising warrants to purchase 58,000 shares of common stock at a price of $1.09 per share, resulting in total proceeds of $63,220, plus proceeds of $50,000 from notes issued to related parties.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2009 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of August 31, 2009, the following material weaknesses existed:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

On May 14, 2008, one of our stockholders, George Colin, filed a lawsuit against the Company and W. Gerald Newmin in the Superior Court of California – County of Orange, alleging causes of action for breach of written contract and intentional misrepresentation.  Mr. Colin claimed reimbursement for lost capital gains in the amount of $550,000 due to a decline in the market value of the Company’s common stock. Mr. Colin claimed that the Company refused to remove the restrictive legend on stock certificates following the exercise of certain stock purchase warrants which prevented the sale of the underlying shares. On March 27, 2009 the Company received a letter from its Directors and Officers insurance carrier notifying the Company that it was declining coverage on behalf of the Company but was accepting coverage on behalf of Mr. Newmin. The Company disagrees with the carrier’s denial of coverage. The Company and Mr. Newmin believe this claim is without merit and both parties have vigorously defended the action.  Subsequent to August 31, 2009, the parties to this matter have reached a settlement in principal.  Under the settlement, the Company will pay the plaintiff $5,000 and the remaining amount of the settlement will be paid by the Directors and Officers insurance carrier that accepted coverage on behalf of Mr. Newmin.  The Company’s portion of the settlement has been accrued in the accompanying condensed consolidated financial statements as of August 31, 2009.

Item 1A: RISK FACTORS

The following factors may affect our future performance.

Risks Related To Our Business

Our drug candidates and cellular systems technologies are in the early stages of clinical testing and we have a history of significant losses and may not achieve or sustain profitability.

Our drug candidates are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs.  Similarly, some of our cellular systems technologies are in early stages of development and require further development before they may be commercially viable.  We have incurred a substantial accumulated deficit since our inception in 1970.  As of August 31, 2009, our accumulated deficit was $39,374,431.  Our losses have primarily resulted from significant costs associated with the research and development relating to our cellular systems technologies and other operating costs.  We expect to incur increasing losses for at least several years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our drug candidates, and commercialize any approved drugs and as we continue to advance our cellular systems technologies business.  If our drug candidates fail in clinical trials or do not gain regulatory approval, or if our drugs and cellular systems technologies do not achieve market acceptance, we will not achieve or maintain profitability.  If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

Going Concern

Our independent auditors have added explanatory paragraph to their audit opinion issued in connection with the consolidated financial statements for the year ended November 30, 2008, relative to our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our ability to obtain additional funding will determine our ability to continue as a going concern.  Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors (“LJCI”). Under terms of the agreement, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of October 9, 2009 there are 8,751,959 shares remaining on the stock purchase warrant and a balance of $87,520 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants approximately $9.5 million of cash would be provided to the Company. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture over the next year.

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

Our future business and operating results will depend to a significant extent on economic conditions in general.  World-wide efforts to cut capital spending, general economic uncertainty and a weakening global economy could have a material adverse effect on us in a variety of ways, including a scarcity of financing needed to fund our current and planned operations, and the reluctance or inability of potential strategic partners to consummate strategic partnerships due to their own financial hardships.  If we are unable to effectively manage during the current challenging and changing economic conditions, our business, financial condition, and results of operations could be materially adversely affected.

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

We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures.  We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional securities, debt financing and/or the sale or licensing of our technologies.  We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources.  Although we raised gross proceeds of $1,091,090 during the nine months ended August 31, 2009 and $144,925 during the year ended November 30, 2008, from the exercise of stock warrants and issuance of notes payable to related parties, we do not have any binding commitment with regard to future financing.  If adequate funds are not available or are not available on acceptable terms, we may be unable to pursue our therapeutic programs, fund expansion of our cellular technologies business, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

Item 3: DEFAULTS UPON SENIOR SECURITIES

None.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a Special Meeting of Stockholders on June 25, 2009.  At that meeting, the following four proposals were submitted to a vote of our stockholders:

1.	The election of five directors to serve for the ensuing year or until their successors are duly elected and qualified;

2.	The ratification of Hansen, Barnett and Maxwell, P.C. as our independent registered public accounting firm for the fiscal year ending November 30, 2009;

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

MULTICELL TECHNOLOGIES, INC.

October 14, 2009	By:	/s/ W. Gerald Newmin
W. Gerald Newmin
(Chief Executive Officer and Chief Financial Officer)