Form 10-K
period 2009-11-30
MultiCell Technologies, Inc.
filed 2010-02-26
CIK 811779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended November 30, 2009.

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to ________

Commission File Number: 001-10221

MultiCell Technologies, Inc. (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	52-1412493 (I.R.S. Employer Identification No.)

68 Cumberland Street, Suite 301,Woonsocket, RI 02895 (Address number of principal executive offices) (Zip Code) Registrant’s telephone number, including area code 401-762-0045

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, indefinitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of May 31, 2009, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $2,804,259.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of February 25, 2010, the issuer had 327,423,214 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE.  None.

MULTICELL TECHNOLOGIES, INC.

FORM 10-K

TABLE OF CONTENTS

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

ITEM 1.  BUSINESS

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

Multiple Sclerosis Therapeutic Program

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

Stem Cells and Cancer

Tumor tissues are composed of a mixture of cells with some tumor cells exhibiting stem cell-like properties (“cancer stem cells”).  Cancer stem cells are thought to play a role in a tumor’s resistance to therapy.  While significant progress has been made in developing cancer therapies that result in cytoreduction and thus tumor regression, the control of cancer over a longer interval and especially of metastatic disease, remains a key goal.  Cancer stem cells are believed to be responsible for cancer relapse by being less sensitive to conventional therapies.  Cancer stem cells may offer a unique opportunity to identify and develop a new generation of more effective anticancer agents (both small molecule therapeutics and biotherapies).

MultiCell owns exclusive rights to two issued U.S. patents (6,872,389 and 6,129,911), one U.S. patent application (U.S. 2006/0019387A1), and several corresponding issued and pending foreign patents and patent applications related to the isolation and differentation of liver stem cells.  The role of liver stem cells in the carcinogenic process has recently led to a new hypothesis that hepatocellular carcinoma arises by maturation arrest of liver stem cells.

Primary liver cancer begins in the cells of the liver itself.  According to the National Cancer Institute (NCI), in 2008 there were approximately 21,400 new cases of primary liver cancer and intrahepatic bile duct cancer in the United States, and approximately 18,400 of those cases resulted in death.  Hepatocellular carcinoma, resulting from Hepatitis B and Hepatitis C infection, is the most common cancer in some parts of the world, with more than 1 million new cases diagnosed each year.  The NCI also reports that hepatocellular carcinoma is associated with cirrhosis of the liver in 50% to 80% of patients.

Primary liver cancer is rarely discovered early, and often does not respond to current treatment.  For example, Sorafenib (Nexavar®) was approved by the Food and Drug Administration in 2007 for use in advanced inoperable liver cancer.  Sorafenib is a targeted therapy designed to interfere with a tumor’s ability to generate new blood vessels.  However, Sorafenib has been shown to only slow liver cancer from progressing for a few months longer when compared to no treatment.

MultiCell recently entered into a cooperative research and development agreement with Maxim Biotech, Inc. which will initially focus on the development of a family of life science research reagent tool kits which can be used to isolate liver stem cells and liver cancer stem cells, and help to elucidate liver stem cell gene function and their encoded proteins.  MultiCell plans to further leverage this research effort involving liver cancer stem cells to identify therapeutic targets, and diagnostic and prognostic markers of liver cancer.  MultiCell will also seek to develop and patent therapeutic product opportunities specifically targeting the treatment of primary liver cancer and intrahepatic bile duct cancer.

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

Research and Development

In fiscal year 2009, our Company spent $195,990 on research and development.  Research and development costs during fiscal year 2008 were $317,130.  Cost reductions related to research included lower salaries, lower consulting fees and other operating expenses.  Further, the decrease in selling, general and administrative expenses was achieved by reducing administrative and marketing salaries and expenses.

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

Employees

As of November 30, 2009, we had two employees, both of whom are full-time employees.

ITEM 1A.  RISK FACTORS

Risks Related To Our Business

Our drug candidates and cellular systems technologies are in the early stages of clinical testing and we have a history of significant losses and may not achieve or sustain profitability.

Our drug candidates are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs.  Similarly, some of our cellular systems technologies are in early stages of development and require further development before they may be commercially viable.  We have incurred a substantial accumulated deficit since our inception in 1970.  As of November 30, 2009, our accumulated deficit was $39,620,302.  Our losses have primarily resulted from significant costs associated with the research and development relating to our cellular systems technologies and other operating costs.  We expect to incur increasing losses for at least several years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our drug candidates, and commercialize any approved drugs and as we continue to advance our cellular systems technologies business.  If our drug candidates fail in clinical trials or do not gain regulatory approval, or if our drugs and cellular systems technologies do not achieve market acceptance, we will not achieve or maintain profitability.  If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

Going Concern

Our independent auditors have added explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended November 30, 2009, relative to our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our ability to obtain additional funding will determine our ability to continue as a going concern.  Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors (“LJCI”). Under terms of the agreement, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of February 25, 2010 there are 8,281,959 shares remaining on the stock purchase warrant and a balance of $82,820 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants approximately $9.0 million of cash would be provided to the Company. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture over the next year.

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

We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures.  We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional securities, debt financing and/or the sale or licensing of our technologies.  We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources.  Although we raised gross proceeds of $1,510,240 and $144,925 during 2009 and 2008 from the exercise of stock warrants and the issuance of notes payable to related parties, we do not have any binding commitment with regard to future financing.  If adequate funds are not available or are not available on acceptable terms, we may be unable to pursue our therapeutic programs, fund expansion of our cellular technologies business, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 2.  PROPERTIES

On March 26, 2008, the Company negotiated a lease agreement at 68 Cumberland Street, Suite 301, Woonsocket RI  02895.  The lease was a one year lease commencing on May 1, 2008 through April 30, 2009.  The Company has renewed the lease through April 30, 2010.  The Company agreed to pay $900 per month. The Company expects to renew the lease when it expires on April 30, 2010.  The leased facilities are fully utilized and adequate for our current operations.

ITEM 3.  LEGAL PROCEEDINGS

On May 14, 2008, George Colin filed a lawsuit in Orange County Superior Court against the Company and W. Gerald Newmin alleging causes of action for breach of written contract and intentional misrepresentation.  In September  2009, the case was dismissed in its entirety with prejudice pursuant to a settlement agreement providing for a total payment of $105,000 to Mr. Colin, of which $100,000 was covered by insurance.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The table below gives the range of high and low closing prices of our common stock for the fiscal years ended November 30, 2009 and November 30, 2008 based on information provided by the OTC Bulletin Board.

Fiscal Year Ended November 30, 2009
	High	Low
First quarter	$.0539	$.004
Second quarter	$.0175	$.009
Third quarter	$.034	$.007
Fourth quarter	$.027	$.013

Fiscal Year Ended November 30, 2008
	High	Low
First quarter	$.050	$.025
Second quarter	$.027	$.006
Third quarter	$.011	$.004
Fourth quarter	$.020	$.002

No cash dividends have been paid on our common stock for the 2009 and 2008 fiscal years and no change of this policy is under consideration by the Board of Directors.

The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our Company's earnings, financial requirements, and opportunities for reinvesting earnings, business conditions, and other factors.  There are otherwise no restrictions on the payment of dividends.  The number of shareholders of record of our Company's Common Stock on February 24, 2010 was approximately 339, not including any persons who hold their stock in “street name”.

We did not repurchase any of our shares during the fourth quarter of the fiscal year covered by this report.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis for the years ended November 30, 2009 and 2008 is presented below.

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

We intend to add scientific and support personnel gradually.  We want to add specialists for our key research areas.  These strategic additions will help us expand our product offerings leading us to additional revenues and profits.  Of course as revenues increase, administrative personnel will be necessary to meet the added workload.  Other expenses, such as sales and customer service, will increase commensurate with increased revenues.  The Company’s current research and development efforts focus on development of future products and redesign of existing products.  Due to the ongoing nature of this research, we are unable to ascertain with certainty the total estimated completion dates and costs associated with this research.  As with any research efforts, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance the Company’s market position.  Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred.  For the years ended November 30, 2009 and 2008, research and development costs were $195,990 and $317,130, respectively.  Research and development costs include such costs as salaries, legal fees, employee benefits, compensation cost for options issued to the Scientific Advisory Board, supplies and license fees.

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

Revenue Recognition – In the years covered by this report on Form 10-K, the Company's revenues have been generated primarily from license revenue under agreements with Corning, Pfizer, and Eisai.  Management believes such sources of revenue will be part of the Company's ongoing operations.  The Company recognizes revenue from licensing and research agreements as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable and the collection of the contractual amounts is reasonably assured.  In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed.  Deferred revenues associated with services expected to be performed within the 12 - month period subsequent to the balance sheet date are classified as a current liability.  Deferred revenues associated with services expected to be performed at a later date are classified as non-current liabilities.

Stock-Based Compensation –We account for stock based compensation in accordance with generally accepted accounting principles, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values over the period during which an employee is required to provide service in exchange for the award (the vesting period), net of estimated forfeitures.  The estimation of fair value of stock options requires management to make estimates for certain assumptions regarding risk-free interest rates, expected life of the options, expected volatility of the price of our common stock, and the expected dividend yield of our common stock.

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

Year Ended November 30, 2009 compared to Year Ended November 30, 2008

Revenue. Total revenue for the year ended November 30, 2009 was $174,240, as compared to revenue of $209,835 for the same period in the prior fiscal year, a decrease of $35,595.  For the year ended November 30, 2009, revenue consisted of license revenue totaling $174,240 under agreements with Corning, Pfizer, and Eisai.  For the year ended November 30, 2008, revenue consisted of license revenue totaling $190,521 under agreements with Corning, Pfizer, Eisai, and Xenotech, plus revenue of $19,314 from sales of cells and related media.

Operating Expenses. Total operating expenses for the year ended November 30, 2009 were $988,969, as compared to operating expenses of $2,300,818 for the year ended November 30, 2008, representing a decrease of $1,311,849 as compared to the prior fiscal year.  This decrease principally represents the net effect of the following changes between 2009 and 2008:  1) the reduction in 2009 of director fees by approximately $150,000 resulting from the change in the compensation arrangement with directors; 2) a reduction in amortization of intangibles of approximately $70,000 due to the write off of intangible assets at November 30, 2008; 3) a reduction in the expense for director and officer insurance of approximately $40,000; and 4) the write-down of intangible assets due to impairment in value in 2008 in the approximate amount of $1,060,000.  At November 30, 2008, the Company reviewed its patent portfolio strategy related to its Toll-like receptor 3 (TLR3) technology acquired in September 2005 when MultiCell acquired the assets of Astral, Inc. This intellectual property is the subject of three patent applications, and is related to the Company's lead drug candidate MCT-465. The Company may decide to cease further prosecution of the subject patent applications and terminate its development work related to MCT-465. Accordingly, the Company wrote down the value of the patent applications directly related to MCT-465 carried on its balance sheet at November 30, 2008.

Other income/(expense). The total of other expense, net of other income, increased from $3,953 for the year ended November 30, 2008 to $29,143 for the year ended November 30, 2009, representing an increase of $25,190.  The principal cause of the increase is that in the prior year there was a gain on the disposition of equipment of $29,613 compared to a loss on disposal of $412 in 2009.

Net Loss. Net loss for the year ended November 30, 2009 was $843,872, as compared to a net loss of $2,094,936 for the year ended November 30, 2008, representing a decrease in the net loss of $1,251,064 (60%).  The primary reasons for the decrease are the reductions in operating expenses as described above.

Preferred stock dividends. In connection with the issuance of the Series B preferred stock and warrants, commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company will pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying (A) $100 per share by the higher of the Wall Street Journal Prime Rate plus one percent (1%), or nine percent (9%).  In no event will the dividend rate be greater than 12% per annum.  The dividend shall be payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first (1st) day of such month.  In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares will be reduced to eighty-five percent (85%) of the otherwise applicable conversion price.  For the years ended November 30, 2009 and 2008, the Company paid and/or accrued preferred dividends in the amount of $148,391 and $149,203, respectively.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance of debt or equity instruments.  The following is a summary of our key liquidity measures at November 30, 2009 and November 30, 2008:

	November 30, 2009	November 30, 2008
Cash and cash equivalents	$396,554	$6,022

Current assets	$402,996	$38,876
Current liabilities	(1,426,348)	(1,825,606)

Working capital deficiency	$(1,023,352)	$(1,786,730)

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

Commencing is about March 2008, the Company has operated on working capital provided by LJCI in connection with its exercise of warrants issued to it by the Company (which LJCI must exercise whenever it wants to convert amounts owning under the convertible debenture it holds), all as discussed in more detail below.  The warrants are exercisable at $1.09 per share.  As of February 25, 2010 there were 8,281,959 shares remaining on the stock purchase warrant.  Should LJCI continue to exercise all of its remaining warrants approximately $9.0 million of cash would be provided to the Company.  However, the Debenture Purchase Agreement (discussed below) limits LJCI’s stock ownership in the Company to 9.99% of the outstanding shares of the Company.  The Company expects that LJCI will continue to exercise the warrants and convert the debenture over the next year, but cannot assure that LJCI will do so. We are investigating the possible sale or license of certain assets that we did not already license to Corning in October 2007.  We are presently pursuing discussions with companies operating in the stem cell research market and the general life science research market.

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

The Debentures are convertible at the option of LJCI at any time up to maturity at a conversion price equal to the lesser of the fixed conversion price of $1.00, or 80% of the average of the lowest three daily volume weighted average trading prices per share of our common stock during the twenty trading days immediately preceding the conversion date.  The Initial Debenture accrued interest at 7.75% per year prior to being settled in full, as discussed below.  The Second Debenture accrues interest at 4.75% per year payable in cash or our common stock.  Through November 30, 2009, interest is being paid in cash on a monthly basis.  If paid in stock, the stock will be valued at the rate equal to the conversion price of the Debentures in effect at the time of payment.  For the Initial Debenture, if the holder elects to convert a portion of the debentures and, on the day that the election is made the volume weighted average price is below $0.16, the Company shall have the right to repay that portion of the debenture that holder elected to convert, plus any accrued and unpaid interest, at 150% of each amount.  In the event that the Company elects to repay that portion of the debenture, holder shall have the right to withdraw its conversion notice.

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

Cash provided by (used in) operating, investing and financing activities for the years ended November 30, 2009 and November 30, 2008 is as follows:

	November 30, 2009	November 30, 2008
Operating activities	$(1,112,064)	$(570,607)
Investing activities	17,356	20,013
Financing activities	1,485,240	144,925
Net increase (decrease) in cash and cash equivalents	$390,532	$(405,669)

Operating Activities

For the year ended November 30, 2009, the most significant differences between our net loss and our net cash used in operating activities are due to changes in working capital, which included a decrease in accounts payable and accrued liabilities of $285,704.  For the year ended November 30, 2008, the most significant differences between our net loss and our net cash used in operating activities are due to non-cash charges included in our net loss for the write-down of intangible assets due to impairment in value in the amount of $1,061,365, services that are paid through the issuance of common stock or stock options in the amount of $106,198, and for depreciation and amortization in the aggregate amount of $80,255, plus changes in working capital, which included an increase in accounts payable and accrued liabilities of $233,881.

Investing Activities

Net cash provided by investing activities in 2009 was related to the collections of principal on a note receivable.  Net cash provided by investing activities in 2008 was related to the sale of property and equipment for cash and collections of principal on a note receivable.

Financing Activities

During the year ended November 30, 2009, LJCI converted $13,855 of the 4.75% Convertible Debenture into common stock and exercised warrants to purchase 1,385,541 shares of common stock at a price of $1.09 per share.  Additionally, we repaid short-term notes payable to two related parties in the amount of $25,000.  The remaining $30,000 of the short-term notes payable to related parties was repaid subsequent to November 30, 2009.  During the year ended November 30, 2008, LJCI converted $825 of the 4.75% Convertible Debenture into common stock and exercised warrants to purchase 82,500 shares of common stock at a price of $1.09 per share. Additionally, we issued short-term notes payable to two related parties in exchange for $55,000.  In addition, the remaining balance of $47,919 of the 7.75% Convertible Debenture was converted into common stock during the year ended November 30, 2008.

Through November 30, 2009, a significant portion of our financing has been provided through private placements of preferred and common stock, the exercise of stock options and warrants and issuance of convertible debentures.  We have in the past increased, and if funding permits plan to increase further, our operating expenses in order to fund higher levels of product development, undertake and complete the regulatory approval process, and increase our administrative resources in anticipation of future growth.  In addition, acquisitions such as MCTI increase operating expenses and therefore negatively impact, in the short term, the liquidity position of the Company.

Commencing in March 2008, the Company has operated on working capital provided by LJCI. Under terms of the agreement LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of February 25, 2010, there are 8,281,959 shares remaining on the stock purchase warrant and a balance of $82,820 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants approximately $9.0 million of cash would be provided to the Company. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.99% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture over the next year. We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional equity securities, debt financing and/or the sale or licensing of our technologies.  We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures.  We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources.  If adequate funds are not available or are not available on acceptable terms, we may be unable to fund expansion, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal years ended November 30, 2009 and 2008 begins on page F-1 of this Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9A(T).  CONTROLS AND PROCEDURES

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2009 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of November 30, 2008 and 2009, the following material weaknesses existed:

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

Due to this material weakness, management has concluded that our internal control over financial reporting was not effective as of November 30, 2008 and 2009.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and Executive Officers of the Company

Our executive officers, key employees and directors are listed in the below table. There are no family relationships among any of our executive officers, key employees and directors.
Name	Age	Position	Director since the below date (1)
W. Gerald Newmin	72	Chairman, Acting Chief Executive Officer, Chief Financial Officer, Secretary and Director	December 1, 1995(3)
Stephen Chang	53	Director	June 16, 2004(2)
Edward Sigmond	48	Director	May 17, 2000
Thomas A. Page	75	Director	September 11, 2003
Anthony E. Altig	52	Director	September 15, 2005
(1)       Each director serves until the next annual meeting of stockholders.
(2)       Resigned as President and Chief Executive Officer on December 21, 2007.
(3)       Elected as Acting Chief Executive Officer on December 21, 2007.

W. Gerald “Jerry” Newmin joined the Company as a director in June 1995.  He currently serves as the Chairman, Chief Executive Officer, President, Chief Financial Officer and Secretary.  Mr. Newmin served as Chief Executive Officer of the Company from June 1995 to May 2006, and was appointed to serve again as Chief Executive Officer on December 21, 2007.  Mr. Newmin is Chairman, Chief Executive Officer, Secretary and a director of Xenogenics, a partially-owned subsidiary, Chairman, Chief Executive Officer, Secretary and director of MCT Rhode Island Corp, a wholly-owned subsidiary of the Company and Chief Executive Officer, Secretary and a director of MCTI, a partially-owned subsidiary of the Company. He has managed NYSE and American Stock Exchange Fortune 500 companies. He has been President of HealthAmerica Corporation, then the nation’s largest publicly held HMO management company. He was Chief Executive Officer and President of The International Silver Company, a diversified multi-national manufacturing company that he restructured. He was Chief Operating Officer of numerous Whittaker Corporation operating units, including Production Steel Company, Whittaker Textiles, Bertram Yacht, Trojan Yacht, Columbia Yacht, Narmco Materials and Anson Automotive. He was instrumental in Whittaker’s entry into the US and international health care markets. He was Western Regional Vice President of American Medicorp, Inc, where he managed 23 acute care hospitals in the Western United States. He retired as Chairman and Chief Executive Officer of SYS Technologies, Inc., a high-growth defense technology company in 2003.  Mr. Newmin has a Bachelor’s degree in Accounting from Michigan State University.

Stephen Chang, Ph.D. has served as a director of the Company since June 2004, became President of the Company in February 2005, and became Chief Executive Officer in May 2006.  Dr. Chang resigned as Chief Executive Officer and President on December 21, 2007.  On December 21, 2007, Dr. Chang also resigned as President and CEO of MultiCell Immunotherapeutics, Inc., a subsidiary of the Company.  Dr. Chang is presently Chief Scientific Officer and Founder of Stemgent, Inc.  Dr. Chang is also President of CURES, a coalition of patient advocates, biotechnology companies, pharmaceutical companies and venture capitalists dedicated to ensuring the safety, research and development of innovative life saving medications. Dr. Chang was chief science officer and vice president of Canji Inc./Schering Plough Research Institute in San Diego from 1998 to 2004.  Dr. Chang earned his doctoral degree in Biological Chemistry, Molecular Biology and Biochemistry from the University of California, Irvine.  Prior to that he received a bachelor of science in Zoology, Microbiology, and Cell and Molecular Biology from the University of Michigan and a USPHS Postdoctoral Fellowship at the Baylor College of Medicine

Edward Sigmond has served as a director of the Company since May 2000.  He has been in sales, marketing and operations management for the past 20 years.  Mr. Sigmond has served as president of Kestrel Holdings, Inc., a holding company, since its inception in 1997.  Mr. Sigmond served as president of Kestrel Development, a Texas based real estate development company, from 1993 to 1998 when it was dissolved.  He studied Marketing and Chemistry at Duquesne University.

Thomas A. Page has served as a director of the Company since September 2003.  Mr. Page is Director Emeritus and former Chairman of the Board and CEO of Enova Corporation and San Diego Gas and Electric Company (now part of Sempra Energy).  Prior to the formation of Sempra Energy Corporation as a holding company in 1996, at various times Mr. Page was SDG&E’s chairman, president and CEO and  held one or more of these positions until his retirement in 1998.  Mr. Page joined SDG&E in 1978 as executive vice president and COO.  In 1981, he was elected president and CEO and added the chairmanship in 1983.  Mr. Page has been active in numerous industrial, community and governmental associations and has funded medical research.  He is a director of the Coronado First Bank, SYS Technologies and is an advisory director of Sorrento Ventures.  Mr. Page earned a Bachelor of Science degree in civil engineering, a masters degree in industrial administration and was awarded a doctorate in management, all from Purdue University.  He has been licensed as an engineer and as a certified public accountant.

Anthony E. Altig has served as a director of the Company since September 2005. Mr. Altig serves as the Chair of the Audit Committee of the Company.  Since 2008, Mr. Altig has been the Chief Financial Officer of Biotix Holdings a manufacturer of laboratory and clinical disposable products.  From 2004 to 2007 Mr. Altig was the Chief Financial Officer of Diversa Corporation (now Verenium Corporation) a leader in providing proprietary genomic technologies for the rapid discovery and optimization of novel protein based products.  From 2002 through 2004 Mr. Altig served as the Chief Financial Officer of Maxim Pharmaceuticals, a public biopharmaceutical company.  Prior to joining Maxim, Mr. Altig served as the Chief Financial Officer of NBC Internet, Inc., a leading internet portal company, which was acquired by General Electric.  Mr. Altig’s additional experience includes his role as the Chief Accounting Officer at USWeb Corporation, as well as his experience serving biotechnology and other technology companies during his tenure at both PricewaterhouseCoopers and KPMG.  Mr. Altig also serves on the Boards of Directors of Optimer Pharmaceuticals and OccuLogix Corporation.  Mr. Altig is a certified public accountant and is a graduate of the University of Hawaii.

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

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held six meetings in 2009, five of which were telephonic. All five board members were present, either by person or on the telephone in the case of the telephonic meetings, at all six meetings except for Mr. Chang, Mr. Page and Mr. Sigmond who each missed one meeting.

Board Committees

Our Board of Directors has established an Audit Committee and a Nominating, Corporate Governance and Compensation Committee. The members of each committee are appointed by our Board of Directors, upon recommendation of the Nominating Committee, and serve one-year terms. Each of these committees operates under a charter that has been approved by the Board of Directors. The charter for each committee is available on our website. The Audit Committee met five times during 2009. The Nominating, Corporate Governance and Compensation Committee met two times during 2009.

Audit Committee

Audit Committee of the Board of Directors oversees the Company’s corporate accounting and financial reporting process.  For this purpose, the Audit Committee performs several functions.  The Audit Committee evaluates the performance of and assesses the qualifications of the independent registered public accounting firm; determines and approves the engagement of the independent registered public accounting firm; determines whether to retain or terminate the existing independent registered public accounting firm or to appoint and engage new independent registered public accounting firm; reviews and approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on the Company’s audit engagement team as required by law; confers with management and the independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; reviews the financial statements to be included in the Company’s Annual Report on Form 10-K; and discusses with management and the independent registered public accounting firm the results of the annual audit and the results of the Company’s quarterly financial statements.  Three directors comprise the Audit Committee: Anthony Altig (Chairman), Edward Sigmond and Thomas Page.

The Board of Directors annually reviews the NASDAQ listing standards definition of independence for Audit Committee members and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 10A-3 of the Exchange Act of 1934). The Board of Directors has determined that Anthony Altig and Thomas Page each qualify as “audit committee financial experts”, as defined in applicable SEC rules.  The Board made a qualitative assessment of Anthony Altig’s and Thomas Page’s level of knowledge and experience based on a number of factors, including their formal education and experience as financial experts and their prior experience as certified public accountants.  The Audit Committee met five times during the fiscal year ended November 30, 2009.

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

The members of the Nominating, Corporate Governance and Committee are Edward Sigmond, Chairman, Anthony Altig and Thomas Page. The Committee met two times during the fiscal year ended November 30, 2009.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, is not a closed-end investment company registered under the Investment Company Act of 1940, and is not a holding company registered pursuant to the Public Utility Holding Company Act of 1935.  Accordingly, its directors, officers and beneficial owners are not subject to Section 16 of the Exchange Act with respect to the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

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

The base salaries we paid to our executives in 2009 and 2008 are reflected in the summary compensation table below.

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

Summary Compensation Table

Name and Principal Position(1)	Year	Salary ($)		Option Awards ($)		All Other Compensation($) (4)		Total ($)
W. Gerald Newmin, (2)	2009	$180,000		$11,000	(6)	$2,250	(5)	$193,250
Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and Director	2008	$180,000	(3)	$0		$30,000	(4)	$210,000

(1) During fiscal years ended November 30 2008 and 2009, the listed person was the only Principal Executive Officer of the Company and the only person that earned more than $100,000 during either of such fiscal years.

(2) Appointed as President and Chief Executive Officer on December 21, 2007.

(3) Of Mr. Newmin’s salary for the year ended November 30, 2008, $108,681 was unpaid at November 30, 2008, was included in accrued expenses at November 30, 2008, and was paid during the year ended November 30, 2009.

(4) This amount represents fees earned in consideration for attending meetings of our Board of Directors during fiscal year 2008.  Mr. Newmin earned $3,000 for each meeting of the Board of Directors attended during fiscal year 2008.  The Company may pay any such fees in cash or capital stock of the Company, although the Company has traditionally paid such fees in capital stock of the Company.  All of Mr. Newmin’s director fees for the year ended November 30, 2008 was included in accrued expenses at November 30, 2008.  During the year ended November 30, 2009, the Company settled all of Mr. Newmin’s unpaid director fees from prior years ($39,000) through 1) the payment of cash in the amount of $6,824, 2) the issuance of 667,105 shares of common stock, and 3) the grant of options to acquire 333,553 shares of common stock at an exercise price of $0.019 per share.

(5) This amount represents fees earned in consideration for attending meetings of our Board of Directors during fiscal year 2009.  Mr. Newmin earned $1,000 for each meeting of the Board of Directors attended in person and $250 for each meeting attended by teleconference during fiscal year 2009.  The Company’s policy for director fees earned in fiscal year 2009 is to pay one half of such fees in cash and the other half of such fees in capital stock of the Company.  During the year ended November 30, 2009, the Company issued 59,211 shares of common stock in payment of $1,125 of director fees and the remaining $1,125 has or will be paid in cash.

(6) In June 2009, Mr. Newmin was granted an option to acquire 1,000,000 shares of common stock at an exercise price of $0.011 per share.  The option vests quarterly over one year and expires five years after the grant date.  The weighted average assumptions used in determining the fair value of the option under the Black-Scholes model for expected volatility, dividends, expected term, and risk-free interest rate were 157%; 0%; 5 years; and 2.58%; respectively.

Contracts, Termination of Employment and Change-in-Control Arrangements

Employment Agreement with W. Gerald Newmin.  Mr. Newmin does not have a written employment agreement with the Company. Mr. Newmin’s base salary is $15,000 per month.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows for the fiscal year ended November 30, 2009, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
W. Gerald Newmin	250,000	750,000	0	$0.011	6/25/14	0	0	0	0
W. Gerald Newmin	333,553	0	0	$0.019	9/23/14	0	0	0	0

NON-EMPLOYEE DIRECTOR COMPENSATION

The following table details the total compensation of our non-employee directors for the year ended November 30, 2009.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($) (2)	Total ($)

Anthony F. Altig	$5,250	$0	$11,000	$16,250

Stephen Chang	$2,000	$0	$11,000	$13,000

Thomas A. Page	$3,750	$0	$11,000	$14,750

Edward Sigmond	$3,500	$0	$11,000	$14,500

(1)  For director fees earned in fiscal year 2009, the Company has the option to pay one half of such fees in cash and the other half of such fees in capital stock of the Company or may pay such fees entirely in cash.

(2)  In June 2009, each director was granted an option to acquire 1,000,000 shares of common stock at an exercise price of $0.011 per share.  The options vest quarterly over one year and expires five years after the grant date.  The weighted average assumptions used in determining the fair value of the option under the Black-Scholes model for expected volatility, dividends, expected term, and risk-free interest rate were 157%; 0%; 5 years; and 2.58%; respectively.

Director Compensation Arrangements

Effective December 1, 2008, the Board of Directors changed the director compensation plan.  Under the revised plan, each director of the Company earns fees of $1,000 for each board meeting attended and $250 for each teleconference of the board.  The Chairman of the Audit Committee and the Chairman of the Nominating, Corporate Governance and Compensation Committee earn $500 for each Committee meeting, whether attended in person or by teleconference.  Each member of the Nominating, Corporate Governance and Compensation Committee and each member of the Audit Committee earns $250 per Committee meeting, whether  attended in person or by teleconference.  The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in attending Board meetings in accordance with Company policy.

Each director of the Company was also granted an option on June 25, 2009 to purchase 1,000,000 shares of the Company’s common stock.  The options have an exercise price of $0.011, vest quarterly over one year from the grant date, and expire five years after the grant date.  The options granted are pursuant to our 2004 Equity Incentive Plan.  None of the options granted are incentive stock options, as defined in the Internal Revenue Code.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Directors, Officers and 5% Stockholders

The following table sets forth, as of February 25, 2010, certain information as to shares of our common stock owned by (i) each person known to beneficially own more than 5% of our outstanding common stock or preferred stock, (ii) each of our directors, and executive officers named in our summary compensation table, and (iii) all of our executive officers and directors as a group.  Unless otherwise indicated, the address of each named beneficial owner is the same as that of our principal executive offices located at 86 Cumberland Street, Suite 301, Woonsocket, Rhode Island, 02895.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percent of Common Stock Beneficially Owned	Number of Shares of Preferred Stock Beneficially Owned	Percent of Preferred Stock Beneficially Owned
Monarch Pointe Fund, Ltd. (3)	18,985,228	5.49%	13,625	61.9%
La Jolla Cove Investors, Inc. (4)	36,339,939	9.99%	–	–
Asset Managers International, Ltd. (5)	12,101,819	3.59%	4,923	22.38%
W. Gerald Newmin (6)(11)	8,350,911	2.53%	–	–
Thomas A. Page (7)(11)	3,468,410	1.05%	–	–
Stephen Chang, Ph.D. (8) (11)	2,358,812	*	–	–
Edward Sigmond (9)(11)	2,780,446	*	–	–
Anthony Altig (10)(11)	4,180,139	1.27%	–	–
All executive officers and directors as a group (five persons)	21,138,718	6.28%	–	–

*	Represents less than 1% of the issued and outstanding shares of the applicable class of equity securities of the Company as of February 25, 2010.

(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the Commission, shares of common stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, or other rights, are deemed outstanding for purposes of computing shares beneficially owned by the percentage ownership of each such person and group.  Applicable percentages are based on 327,423,214 shares of common stock and 21,996 shares of preferred stock outstanding on February 25, 2010 (of which 16,262 are shares of our Series B preferred stock and 5,734 are shares of our Series I preferred stock), and are calculated as required by rules promulgated by the SEC.

(2)	Unless otherwise noted, all shares listed are owned of record and the record owner has sole voting and investment power, subject to community property laws where applicable.

(3)
Includes (i) 496,972 shares of common stock held by Monarch Pointe Fund, Ltd. (“MPF”), (ii) 5,096,203 shares of common stock issuable to MPF upon the exercise of warrants within 60 days of February 25, 2010, (iii) 2,293,600 shares of common stock issuable to MPF upon conversion of 5,734 shares of Series I Preferred Stock and (iv) 11,098,453 shares of common stock issuable to MPF upon conversion of 7,891 shares of Series B Preferred Stock. According to a Schedule 13G/A filed with the SEC by MPF on January 14, 2009, MPF is in liquidation, William Tacon serves as the liquidator of MPF and, as such, now has control over the securities owned by MPF.

(4)
Represents the maximum possible amount of shares of our commons stock (i) held by LJCI, (ii) issuable to LJCI upon the exercise of a common stock warrant it holds, and (iii) issuable to LJCI upon the conversion of a 4.75% convertible debenture its holds, all as of February 25, 2010.  Pursuant to the terms of the warrant and convertible debenture, LJCI may not acquire shares of our commons stock to the extent such acquisition would cause LJCI to own more than 9.99% of our outstanding common stock immediately after such acquisition.  Provided the aforementioned 9.99% cap is complied with, LJCI may in the future exercise or convert into, as applicable, a significant amount of additional shares of our common stock (e.g. as of February 25, 2010, there are a total of 8,281,959 shares remaining on the stock purchase warrant and a balance of $82,820 remaining on the convertible debenture, which is convertible pursuant to the formula set forth in the debentures listed in the Exhibits section of this report).

(5)
Includes (i) 666,666 shares of common stock held by Asset Managers International, Ltd. (“AMI”), (ii) 3,177,769 shares of common stock issuable to AMI upon the exercise of warrants within 60 days of February 25, 2010, (iii) 6,924,051 shares of common stock issuable to AMI upon conversion of 4,923 shares of Series B Preferred Stock, and (iv) 1,333,333 shares of common stock held by Pentagon Bernini Fund (“PBF”).  According to a schedule 13 G/A filed with the SEC by AMI on February 7, 2007, AMI is wholly-owned by several feeder funds, Cape Investment Advisors, Ltd. owns the only voting stock in AMI, and Pentagon Capital Management Plc. (“PCM”) controls the investments of AMI.  The Company has been advised that PCM is an affiliate of PBF and/or AMI.

(6)
Includes (i) 5,363,997 shares of common stock, (ii) 1,287,065 shares of common stock issuable to Mr. Newmin upon the exercise of warrants within 60 days of February 25, 2010, (iii)  1,083,553 shares of common stock issuable to Mr. Newmin under options exercisable within 60 days of February 25, 2010, (iv) 396,296 shares of common stock owned by Mr. Newmin’s spouse, and (v) warrants to purchase 220,000 shares of common stock issuable upon exercise of warrants owned by Mr. Newmin’s spouse.  Mr. Newmin disclaims beneficial ownership of the aforementioned stock beneficially owned by Mr. Newmin’s spouse, except to the extent of his pecuniary interest therein.

(7)
Includes (i) 1,635,676 shares of common stock, (ii) 525,903 shares of common stock issuable upon the exercise of common stock warrants within 60 days of February 25, 2010, and (iii) 1,305,921 shares of common stock issuable under options exercisable within 60 days of February 25, 2010.

(8)
Includes (i) 988,163 shares of common stock, (ii) 364,071 shares of common stock issuable upon the exercise of common stock warrants within 60 days of February 25, 2010 and (iii) 1,006,578 shares of common stock issuable under options exercisable within 60 days of February 25, 2010.

(9)
Includes (i) 1,560,974 shares of common stock, (ii) 161,577 shares of common stock issuable upon the exercise of common stock warrants within 60 days of February 25, 2010 and (iii) 1,057,895 shares of common stock issuable under options exercisable within 60 days of February 25, 2010.

(10)
Includes (i) 2,232,209 shares of common stock, (ii) 172,930 shares of common stock issuable upon the exercise of common stock warrants within 60 days of February 25, 2010 and (iii) 1,775,000 shares of common stock issuable under options exercisable within 60 days of February 25, 2010.

(11)	Does not include any shares issuable in connection with unpaid director’s fees earned by the reporting person as of February 25, 2010.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the securities authorized for issuance under equity compensation plans as of November 30, 2009.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by shareholders (1)	9,338,947	$0.19	10,485,266
Equity compensation plans not approved by shareholders (2)	1,150,000	$0.48
	10,488,947	$0.23

(1) Pursuant to the 2004 Plan, from 2005 through the Company’s fiscal year end 2013, the number of shares of common stock authorized for issuance under the Plan is automatically increased on the first day of each year by the lesser of the following amounts: (a) 2.0% of the Company’s outstanding shares of common stock on the day preceding the first day of such fiscal year or (b) 1,500,000 shares of common stock.  Additionally, on June 25, 2009, at a special meeting of stockholders, the stockholders approved an amendment to the Plan to increase the number of shares of common stock authorized under the Plan by 25,000,000 shares.  The numbers of shares set forth in this row include all of such previous increases.

(2) Represents warrants issued to service providers in compensation for services provided.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, none of the following parties has, in the fiscal year ending November 30, 2009, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since December 1, 2008, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds the lesser of (1) $120,000 and (2) one percent of the average of our total assets at year end for the last three completed fiscal years, in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest, other than the transactions described below.  All future transactions between us and any of our directors, executive officers or related parties will be subject to the review and approval of our Audit Committee.

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

The Second Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Second Debenture being converted multiplied by 110, minus the product of the Conversion Price multiplied by 100 times the dollar amount of the Second Debenture being converted, with the entire result divided by the Conversion Price.  The Conversion Price is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert.  During the year ended November 30, 2009, LJCI converted $13,855 of the Second Debenture into 210,075,223 shares of common stock.  Simultaneously with these conversions, LJCI exercised warrants to purchase 1,385,541 shares of the Company’s common stock.  Proceeds from the exercise of the warrants were $1,510,240.  As of November 30, 2009, the balance of the Second Debenture was $85,320 and there were remaining warrants to purchase 8,531,959 shares of common stock at $1.09 per share.  During the period from December 1, 2009 through February 25, 2010, LJCI has converted an additional $2,500 of the Second Debenture into 27,280,710 shares of common stock.  Simultaneously with these additional conversions, LJCI exercised additional warrants to purchase 250,000 shares of the Company’s common stock.  Proceeds from the additional exercise of warrants were $272,500.  As of February 25, 2010, the balance of the Second Debenture is $82,820 and there are remaining warrants to purchase 8,281,959 shares of common stock at $1.09 per share.

Common Stock Issued in Settlement of Director Fees

In September 2009, the Board of Directors approved the settlement of accrued compensation in the amount of $281,000 payable to our directors for services rendered prior to the current fiscal year.  The amount due to the directors was settled by 1) the issuance of 4,857,895 shares of our  common stock, valued at $92,300 ($0.019 per share); 2) the payment of $49,703; and 3) the grant of options to purchase 2,428,947 shares of our common stock at $0.019 per share, which options vested immediately and have a term of five years.  The settlement was recorded at the amount of the liability settled, and accordingly, no gain or loss was recognized on the transaction.  Additionally, in September 2009, the Board of Directors approved the issuance of 427,631 shares of our common stock, valued at $8,125 ($0.019 per share), as partial settlement of director fees earned during the current fiscal year.

Notes Payable to Members of the Board of Directors

During the fiscal year ended November 30, 2008, we borrowed $55,000 from two members of our board of directors to meet working capital needs.  The notes accrue interest at 8.5% per year and are unsecured.  The original notes in the amount of $50,000 and related accrued interest were due in December 2008, but were extended initially to June 2009 and then extended a second time to December 2009.  The note in the amount of $5,000 was due in May 2009.  During the year ended November 30, 2009, we repaid $25,000 of the notes to related parties, leaving a balance of $30,000 as of November 30, 2009.  Subsequent to November 30, 2009, the Company has repaid the balance of these notes to these two directors.

Board Determination of Independence

The Company complies with the standards of "independence" prescribed by rules set forth by the National Association of Securities Dealers ("NASD"). Accordingly, a director will only qualify as an "independent director" if, in the opinion of our Board of Directors, that person does not have a material relationship with our company which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. A director who is, or at any time during the past three years, was employed by the Company or by any parent or subsidiary of the Company, shall not be considered independent. Accordingly, Anthony Altig, Thomas Page and Edward Sigmond meet the definition of "independent director" under Rule 4200(A)(15) of the NASD Manual; Dr. Chang and Mr. Newmin do not.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees of (i) J.H. Cohn, LLC., our former independent auditor, and (ii) Hansen, Barnett and Maxwell, our current independent auditor, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two years for other services:

Fee Category	2009	2008

Audit Fees(1)	$35,050	$67,342
Audit-Related Fees(2)	$6,135	$0
Tax Fees(3)	$8,071	$0
All Other Fees(4)	$0	$0

(1)       Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended November 30, 2009 and 2008.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Please see the Exhibit Index which follows the signature page to this annual report on Form 10-K and which is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15D of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

MULTICELL TECHNOLOGIES, INC.
(Registrant)

By /s/ W. Gerald Newmin
W. Gerald Newmin
Chairman, CEO, CFO, President, Treasurer and Secretary
Dated February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	W. Gerald Newmin	Chairman ,CEO, CFO, President,	February 26, 2010
W. Gerald Newmin		Treasurer and Secretary

/s/	Stephen Chang	Director	February 26, 2010
Stephen Chang

/s/	Edward Sigmond	Director	February 26, 2010
Edward Sigmond

/s/	Thomas A. Page	Director	February 26, 2010
Thomas A. Page

/s/	Anthony Altig	Director	February 26, 2010
Anthony Altig

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1 (1)	Asset Contribution Agreement dated September 7, 2005 by and among Multicell Technologies, Inc., Astral Therapeutics, Inc., Alliance Pharmaceutical Corp., and Astral, Inc.
3.1 (2)	Certificate of Incorporation, as filed on April 28, 1970.
3.2 (2)	Certificate of Amendment, as filed on October 27, 1986.
3.3 (2)	Certificate of Amendment, as filed on August 24, 1989.
3.4 (2)	Certificate of Amendment, as filed on July 31, 1991.
3.5 (2)	Certificate of Amendment, as filed on August 14, 1991.
3.6 (2)	Certificate of Amendment, as filed on June 13, 2000.
3.7 (2)	Certificate of Amendment, as filed May 18, 2005.
3.8 (2)	Certificate of Correction, as filed June 2, 2005.
3.9 (2)	Bylaws, as amended May 18, 2005.
3.10 (2)	Specimen Stock Certificate.
4.1 (3)	Certificate of Designations of Preferences and Rights of Series I Convertible Preferred Stock, as filed on July 13, 2004.
4.2 (4)	Certificate of Designation of Series B Convertible Preferred Stock, as filed on July 14, 2006.
4.3 (5)	Debenture Purchase Agreement between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc. dated February 28, 2007
4.4 (5)	Registration Rights Agreement between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc. dated February 28, 2007
4.5 (5)	Stock Pledge Agreement dated February 28, 2007
4.6 (5)	7 ¾ % Convertible Debenture for $1,000,000 issued by Multicell Technologies, Inc. to La Jolla Cove Investors, Inc.
4.7 (5)	Escrow Letter dated February 28, 2007 from La Jolla Cove Investors, Inc.
4.8 (5)	Letter dated February 28, 2007 from La Jolla Cove Investors, Inc.
4.9 (5)	Securities Purchase Agreement between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc. dated February 28, 2007
4.10 (5)	4 ¾ % Convertible Debenture for $100,000 issued by Multicell Technologies, Inc. to La Jolla Cove Investors, Inc.
4.11 (5)	Warrant to Purchase Common Stock dated February 28, 2007
4.12 (5)	Letter dated February 28, 2007 to Multicell Technologies, Inc. from La Jolla Cove Investors, Inc.
4.13 (6)	Warrant for the purchase of 1,572,327 Shares of Common Stock of Multicell Technologies, Inc. issued to and Fusion Capital Fund II, LLC dated May 3, 2006.
4.14 (7)	Amended and Restated Registration Rights Agreement, dated as of October 5, 2006, by and between Multicell Technologies, Inc. and Fusion Capital Fund II, LLC.
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

4.19 (9)	Amended and Restated Warrant to Purchase Common Stock issued to Anthony Cataldo dated July 25, 2006.
4.20 (10)	Form of Warrant to Purchase Common Stock dated February 1, 2006 issued by the Company to Trilogy Capital Partners, Inc.
4.21 (11)	Mutual Termination Agreement between Multicell Technologies, Inc. and Fusion Capital Fund II, LLC, dated as of July 18, 2007.
10.1 (12)	Letter Agreement between Amarin Neuroscience Limited and the Company dated October 26, 2006.

10.2 (13)	Letter Agreement between Amarin Neuroscience Limited and the Company dated June 28, 2006.
10.3 (14)	Worldwide Exclusive License Agreement dated as of December 31, 2005 between Multicell Technologies, Inc. and Amarin Neuroscience Limited dated December 31, 2005.
10.4 (15)	License Agreement between Eisai Co., Ltd. and the Company dated April 20, 2007.
10.5 (16)	License Agreement between Corning Incorporated and the Company dated October 9, 2007.
21.1*	List of Subsidiaries
23.1*	Consent of Hansen, Barnett & Maxwell, P.C.
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
(12) Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on November 1, 2006.
(13) Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 5, 2006.
(14) Incorporated by reference from an exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed on January 12, 2006.
(15) Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on April 26, 2007.
(16) Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on October 10, 2007.

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com
Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
MultiCell Technologies, Inc.
Woonsocket, Rhode Island

We have audited the accompanying consolidated balance sheets of MultiCell Technologies, Inc. and subsidiaries (the Company) as of November 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MultiCell Technologies, Inc. and subsidiaries as of November 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered losses from operations and had negative cash flows from operating activities during the years ended November 30, 2009 and 2008 and as of November 30, 2009, the Company had a working capital deficit and a stockholders’ deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
February 25, 2010

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2009	2008
ASSETS

Current assets
Cash and cash equivalents	$396,554	$6,022
Other current assets	6,442	32,854
Total current assets	402,996	38,876

Property and equipment, net of accumulated depreciation of $60,753 and $57,146 at November 30, 2009 and 2008, respectively	5,714	15,501

Other assets	1,685	2,979

Total assets	$410,395	$57,356

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Notes payable - related parties	$30,000	$55,000
Accounts payable and accrued expenses	1,297,486	1,674,221
Current portion of deferred revenue	98,862	96,385
Total current liabilities	1,426,348	1,825,606

Non-current liabilities
Convertible debentures, net of discount	40,320	34,175
Deferred income, net of current portion	646,694	696,012
Total non-current liabilities	687,014	730,187

Total liabilities	2,113,362	2,555,793

Commitments and contingencies	-	-

Stockholders' Deficiency
Undesignated preferred stock, $0.01 par value; 963,000 shares authorized	-	-
Series B convertible preferred stock, 17,000 shares designated; 16,262 shares issued and outstanding; liquidation value of $1,870,035	1,830,035	1,830,035
Series I convertible preferred stock, 20,000 shares designated; 5,734 shares issued and outstanding; liquidation value of $573,400	573,400	573,400
Common stock, $0.01 par value; 475,000,000 shares authorized; 299,892,504 and 83,146,214 shares issued and outstanding at November 30, 2009 and 2008, respectively	2,998,925	831,462
Additional paid-in capital	32,514,975	32,894,705
Accumulated deficit	(39,620,302)	(38,628,039)
Total stockholders' deficiency	(1,702,967)	(2,498,437)

Total Liabilities and Stockholders' Deficiency	$410,395	$57,356

See accompanying notes to consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	November 30,
	2009	2008

Revenue	$174,240	$209,835

Operating expenses
Selling, general and administrative	783,604	842,067
Research and development	195,990	317,130
Depreciation and amortization	9,375	80,256
Write-down of intangible assets due to impairment in value	-	1,061,365

Total operating expenses	988,969	2,300,818

Loss from operations	(814,729)	(2,090,983)

Other income (expense)
Interest expense	(29,370)	(35,373)
Interest income	639	1,807
Gain (loss) on disposition of equipment	(412)	29,613

Total other income (expense)	(29,143)	(3,953)

Net loss	(843,872)	(2,094,936)

Preferred stock dividends	(148,391)	(149,203)

Net loss attributable to common stockholders	$(992,263)	$(2,244,139)

Basic and Diluted Loss Per Common Share Attributable to Common Stockholders	$(0.01)	$(0.04)

Basic and Diluted Weighted-Average Common Shares Outstanding	186,830,320	63,996,659

See accompanying notes to consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
For the Years Ended November 30, 2008 and 2009

							Additional		Total
	Preferred Stock - Series B		Preferred Stock - Series I		Common stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Deficiency

Balance at November 30, 2007	-	$-	12,200	$1,220,000	48,690,777	$486,908	$32,145,711	$(36,383,900)	$(2,531,281)

Common stock issued for services	-	-	-	-	5,247,807	52,478	26,772	-	79,250

Issuance of common stock in payment of liability to stockholders and affiliates	-	-	-	-	2,527,638	25,276	176,805	-	202,081

Issuance of common stock for conversion of 7.75% debentures	-	-	-	-	4,710,250	47,102	817	-	47,919

Issuance of common stock for conversion of 4.75% debentures	-	-	-	-	19,384,509	193,845	(193,020)	-	825

Issuance of common stock for exercise of warrants	-	-	-	-	82,500	825	89,100	-	89,925

Insuance of common stock for conversion of Series I preferred stock	-	-	(6,466)	(646,600)	2,586,400	25,864	620,736	-	-

Stock-based compensation	-	-	-	-	-	-	26,948	-	26,948

Reclassification of Series B preferred stock to permanent equity	16,262	1,830,035	-	-	-	-	-	-	1,830,035

Dividends on Series B preferred stock	-	-	-	-	-	-	-	(149,203)	(149,203)

Adjustment of shares issued in prior periods	-	-	-	-	(83,667)	(836)	836	-	-

Net loss	-	-	-	-	-	-	-	(2,094,936)	(2,094,936)

Balance at November 30, 2008	16,262	1,830,035	5,734	573,400	83,146,214	831,462	32,894,705	(38,628,039)	(2,498,437)

Issuance of common stock for conversion of 4.75% debentures	-	-	-	-	210,075,223	2,100,752	(2,086,897)	-	13,855

Issuance of common stock for exercise of warrants	-	-	-	-	1,385,541	13,856	1,496,384	-	1,510,240

Issuance of common stock and options in settlement of director fees	-	-	-	-	5,285,526	52,855	186,567	-	239,422

Stock-based compensation	-	-	-	-	-	-	24,216	-	24,216

Dividends on Series B preferred stock	-	-	-	-	-	-	-	(148,391)	(148,391)

Net loss	-	-	-	-	-	-	-	(843,872)	(843,872)

Balance at November 30, 2009	16,262	$1,830,035	5,734	$573,400	299,892,504	$2,998,925	$32,514,975	$(39,620,302)	$(1,702,967)

See accompanying notes to consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	November 30,
	2009	2008
Cash flows from operating activities
Net loss	$(843,872)	$(2,094,936)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	9,375	80,255
Stock-based compensation for services	24,216	106,198
Write-down of intangible assets due to impairment of value	-	1,061,365
Loss (gain) on disposition of equipment	412	(29,613)
Interest expense from amortization of discount on convertible debentures	20,000	22,995
Changes in assets and liabilities
Accounts and royalties receivable	-	31,582
Other current assets	10,350	43,916
Other assets	-	21,122
Accounts payable and accrued liabilities	(285,704)	233,881
Deferred income	(46,841)	(47,372)
Net cash used in operating activities	(1,112,064)	(570,607)

Cash flows from investing activities
Collection of principal on note receivable	17,356	15,436
Proceeds from sale of equipment	-	4,577
Net cash provided by investing activities	17,356	20,013

Cash flows from financing activities
Proceeds from the exercise of stock warrants	1,510,240	89,925
Proceeds from issuance of notes payable to related parties	-	55,000
Payment of principal on note payable - related parties	(25,000)	-
Net cash provided by financing activities	1,485,240	144,925
Net increase (decrease) in cash and cash equivalents	390,532	(405,669)
Cash and cash equivalents at beginning of year	6,022	411,691
Cash and cash equivalents at end of year	$396,554	$6,022

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,104	$10,922
Noncash Investing and Financing Activities:
Issuance of common stock in payment of liability to stockholders and affiliates	-	202,081
Issuance of common stock and options in settlement of director fees	239,422	-
Issuance of common stock for conversion of 7.75% debentures	-	47,919
Issuance of common stock for conversion of 4.75% debentures	13,855	825
Issuance of common stock for conversion of Series I preferred stock	-	646,600
Issuance of note receivable in connection with the sale of equipment	-	34,665
Accrual of dividends on Series B preferred stock	148,391	149,203

See accompanying notes to consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2009 and 2008

Note 1 - Organization and Summary of Significant Accounting Policies

Organization – MultiCell Technologies, Inc. (“MultiCell”), operates three subsidiaries, MCT Rhode Island Corp., Xenogenics Corporation (“Xenogenics”), and MultiCell Immunotherapeutics, Inc. (“MCTI”).  MCT Rhode Island Corp. (“MCT”), is a 100%-owned subsidiary that has been inactive since its formation in 2004.  (“Xenogenics”), is a 56.4%-owned subsidiary with a focus on the research and development of Sybiol technology.  Xenogenics has not generated any revenues as of November 30, 2009.  MultiCell holds approximately 67% of the outstanding shares (on an as if converted basis) of MCTI.  As used herein, the “Company” refers to MultiCell, together with MCT, Xenogenics, and MCTI.

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

Principles of Consolidation – The consolidated financial statements include the accounts of MultiCell Technologies Inc. and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  Non-controlling interests in consolidated subsidiaries are recognized as minority interest.  Losses from consolidated subsidiaries are allocated between the Company and the minority interest based upon the percentages owed.  When losses applicable to the minority interest in a consolidated subsidiary exceed the minority interest in the equity capital of the subsidiary, such excess and any further losses applicable to the minority interest are charged against the operations of the Company.

Cash and Cash Equivalents – The Company considers all unrestricted highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses, and notes payable to related parties approximate fair market value because of the short maturity of those instruments.  The fair value of convertible debentures was approximately $85,320 and $99,175 at November 30, 2009 and 2008, respectively.

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
For the Years Ended November 30, 2009 and 2008

Property and Equipment – Property and equipment are recorded at cost.  Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets, generally three to ten years.

Intangible Assets – The Company does not amortize intangible assets with indefinite useful lives.  The Company amortizes identifiable intangible assets over the estimated useful lives of the assets.  The Company performs its annual intangible asset impairment tests during the fourth quarter of its fiscal year and more frequently if an event or circumstance indicates that impairment has occurred.  If the assets were considered to be impaired, the impairment charge would be the amount by which the carrying value of the assets exceeds the fair value of the assets.

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

Research and Development Costs – Research and development costs are expensed as incurred.  Amounts received for research through grants are accounted for as an offset to research and development expenses for the year.

Income Taxes – Deferred income taxes are provided for the estimated tax effects of temporary differences between income for tax and financial reporting purposes.  A valuation allowance is provided against deferred tax assets, where realization is uncertain.  Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of selling, general and administrative expense.

Loss Per Common Share – Basic loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average common shares outstanding during each period.  Since the Company incurred losses during the years ended 2009 and 2008, the assumed effects of the exercise of outstanding stock options and warrants, and the conversion of convertible preferred stock and convertible debentures were anti-dilutive and, accordingly, diluted per common share amounts equal basic loss per share amounts and have not been separately presented in the accompanying consolidated statements of operations.  The total number of common shares potentially issuable upon exercise or conversion excluded from the calculation of diluted loss per common share for the years ended November 30, 2009 and 2008 was 962,679,580 and 4,524,658,932, respectively.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2009 and 2008

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

Accounting For Warrants Issued With Convertible Debentures – The Company accounts for the value of warrants and the intrinsic value of beneficial conversion rights arising from the issuance of convertible debentures with non-detachable conversion rights that are in-the-money at the commitment date by allocating an appropriate portion of the proceeds received from the debt instruments to the warrants or any other detachable instruments included in the exchange.  The proceeds allocated to the warrants or any other detachable instruments are recorded as a discount to the debt.  The intrinsic value of the beneficial conversion rights at the commitment date is recorded as additional paid-in capital and as additional discount to the debt as of that date.  The discount is amortized and charged to interest expense over the term of the debt instrument.

Subsequent Events – The Company has evaluated subsequent events through February 26, 2010, the date these consolidated financial statements were issued.  See Notes 5 and 16 to these consolidated financial statements for a description of events occurring subsequent to November 30, 2009.

Recently Enacted Accounting Standards – In December 2007, the Financial Accounting Standards Board (FASB) issued new accounting guidance on business combinations.  The new standard retained the underlying concepts of previous standards in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The new standard is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The new standard on business combinations was effective for the Company as of December 1, 2009.  Early adoption was not permitted. The adoption of the new standards on business combinations did not have any immediate effect on the Company’s financial statements; however, the revised standard will govern the accounting for any future business combinations that the Company may enter into.

In December 2007, the FASB issued new accounting guidance on noncontrolling interests in consolidated financial statements.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity or deficit in the consolidated financial statements and separate from the parent’s equity or deficit. The amount of net income or loss attributable to the noncontrolling interest will be included in consolidated net income or loss on the face of the statement of operations. It also amends certain consolidation procedures for consistency with the requirements of the new accounting standards on business combinations. This statement also includes expanded disclosure requirements regarding the interests of the parent and of its noncontrolling interest.  The Company has evaluated the impact of the new standard on its consolidated financial statements.  The new standard is effective for the Company as of December 1, 2009 at which date the Company’s consolidated financial statements will be retroactively restated to reflect the new presentation for noncontrolling interests in the equity (deficit) section of the consolidated balance sheets.  The Company expects that the restatement will recognize a equity deficiency for non-controlling interests of approximately $700,000 and will reduce the Company’s stockholders’ deficiency by a corresponding amount.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2009 and 2008

In May 2008, the FASB issued new accounting standards applicable to the accounting for convertible debt instruments that may be settled in cash upon conversion.  The new standard changes the method of accounting for convertible debt securities that require or permit settlement in cash either in whole or in part upon conversion.  The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Under the new guidance, the debt and equity components of convertible debt securities that may be settled in cash upon conversion will be bifurcated and accounted for separately in a manner that will result in recognizing interest expense on these securities at rates reflective of the entity’s borrowing rates for what the entity would have incurred had it issued nonconvertible debt with otherwise similar terms. The equity component of such convertible debt securities will be included in the paid-in-capital section of stockholders’ equity on the consolidated balance sheet and, accordingly, the initial carrying values of these debt securities will be reduced.  Accretion of the reduced carrying value of the convertible debt securities will be recognized as additional non-cash interest expense.  The Company has evaluated the impact of the new standard on its consolidated financial statements and does not expect the new standard to have a material impact on its consolidated financial statements.

In June 2008, the FASB ratified accounting guidance for determining whether an instrument, or an embedded feature, is indexed to an entity's own stock.  The guidance provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  The guidance is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact this pronouncement will have on its consolidated financial statements.

In June 2009, the FASB issued changes to the accounting for variable interest entities.  These changes require a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. These changes are effective for annual reporting periods beginning after November 15, 2009. These changes did not have an immediate impact on our financial statements.  However, these changes would impact the accounting for controlling financial interests in any VIE that the Company may acquire in the future.

Effective September 15, 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of Generally Accepted Accounting Principles (GAAP). These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2009 and 2008

Note 2 - Going Concern

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As of November 30, 2009, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $39,620,302.  The Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, the Company’s therapeutic for the treatment of fatigue in multiple sclerosis patients. Management is evaluating several sources of financing for its clinical trial program.  Additionally, with its strategic shift in focus to therapeutic programs and technologies, management  expects the Company’s future cash requirements to increase significantly as it advances the Company’s therapeutic programs into clinical trials.  Until the Company is successful in raising additional funds, it may have to prioritize its therapeutic programs and delays may be necessary in some of the Company’s development programs.

Starting in March 2007, the Company has operated on working capital provided by La Jolla Cove Investors (LJCI). As further described in Note 7 to these consolidated financial statements, under terms of the agreement, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of November 30, 2009, there are 8,531,959 shares remaining on the stock purchase warrant and a balance of $85,320 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants, approximately $9.3 million of cash would be provided to the Company. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture over the next year.

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

Note 3– Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation, and is comprised of the following at November 30, 2009 and 2008:

	2009	2008

Lab Equipment	$25,893	$32,073
Furniture and Office Equipment	40,574	40,574

	66,467	72,647
Less: Accumulated depreciation	(60,753)	(57,146)

Property and Equipment, Net	$5,714	$15,501

The Company recorded depreciation expense of $9,375 and $11,223 for the years ended November 30, 2009 and 2008, respectively.

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

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2009 and 2008

The Company reviewed its patent portfolio strategy related to its Toll-like receptor 3 (TLR3) technology acquired in September 2005 when MultiCell acquired the assets of Astral, Inc. This intellectual property is the subject of three patent applications, and is related to the Company's lead drug candidate MCT-465. The Company may decide to cease further prosecution of the subject patent applications and terminate its development work related to MCT-465. Accordingly, the Company wrote down the value of the patent applications directly related to MCT-465 and recognized an impairment loss during the quarter ended November 30, 2008 in the amount of $1,061,365, leaving a carrying value of zero at November 30, 2008 and 2009.

Note 5 – Notes Payable – Related Parties

The Company issued notes payable totaling $50,000 to two related parties during August 2008 and an additional $5,000 in November 2008.  The notes accrue interest at 8.5% per year and are unsecured.  The original notes in the amount of $50,000 and related accrued interest were due in December 2008, but were extended initially to June  2009 and then to December 2009.  The note in the amount of $5,000 was due in May 2009.  During the year ended November 30, 2009, the Company repaid $25,000 of the notes to related parties, leaving a balance of $30,000 as of November 30, 2009.  Subsequent to November 30, 2009, the Company has repaid the balance of these notes to related parties.

Note 6 – License Agreements

In September 2001, the Company completed the purchase of its cell line business and, as a result, it acquired an exclusive license agreement with Rhode Island Hospital for the use of four patents owned by the hospital related to liver cell lines and liver assist devices.  The primary patent acquired and being utilized is for immortalized hepatocytes.  As of November 30, 2006, management tested the carrying value of the license agreement for impairment and concluded that it had been impaired and reduced the carrying value to zero.  The Company will pay the hospital a 5% royalty on net sales derived from licenses based upon the patented technology, until it has paid a total of $550,000.  As of November 30, 2009, no significant payments had been made under this license agreement.  After royalties totaling $550,000 have been paid, the Company pays a 2% royalty instead of a 5% royalty for the life of the patent.

On December 31, 2005, the Company entered into a worldwide Exclusive License Agreement (the “License Agreement”) with Amarin Neuroscience Limited (“Amarin”).  Among other things, the License Agreement provides that Amarin shall grant to the Company and its affiliates an exclusive worldwide license with respect to therapeutic or commercial uses of certain technology of Amarin, including LAX-202 (to be renamed MCT-125), and the Company shall develop and seek to commercialize products based on such technology.  The initial technology to be developed is Amarin’s LAX-202, which is a potential treatment for fatigue in patients diagnosed with multiple sclerosis.  The agreement has a term equal to the life of the patents licensed.  The License Agreement provides that the Company will pay future royalty milestone payments in accordance with the following:

(a)	$500,000 upon first filing of a new drug application with Food and Drug Administration (FDA) or a reasonably similar filing with any regulatory authority for Active Agent Product,

(b)	$1,000,000 upon first FDA approval for sale in the USA for Active Agent Product,

(c)	$1,500,000 within twelve calendar months after the first sale in the USA for Active Agent Product, and

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2009 and 2008

(d)	$1,000,000 within twelve calendar months after the first sale in the European Economic Area for Active Agent Product.

If any milestone payment is not paid when due, and if no payment is received from the Company within thirty days after the date of receipt of a written notice of such nonpayment, Amarin shall have the option to either (i) terminate this agreement or (ii) convert the license under this agreement to a worldwide non-exclusive license with the right to sublicense, which non-exclusive license shall be subject to all of the terms and obligations of the agreement.  The Company shall also pay Amarin without set-off or counterclaim a royalty of nine percent on net sales of Active Agent Product sold by the Company, its affiliates, or sublicensees and their affiliates.  On November 5, 2008 the License Agreement was amended whereby Amarin granted exclusive worldwide rights to the Company related to the treatment of all chronic fatique and pain in addition to the treatment of fatigue in multiple sclerosis patients.

On April 20, 2007, the Company entered into a license agreement with Eisai Co., Ltd (“Eisai”).  According to the agreement, the Company granted Eisai a nonexclusive license, which permits the use by Eisai of samples and culture media for the use of this patent and license.  Eisai agreed to pay the Company 65 million yen (approximately US $545,000 based on exchange rates in effect at the time of the agreement) over a five-year period.  The first payment of 13 million yen was due upon the signing of the agreement with subsequent four installments on the anniversary dates of the agreement.  The Company has received the first three annual installments of 13 million yen ($109,070, $121,030, and $127,400 based on exchange rates in effect at the time of payment, during the years ended November 30, 2007, 2008, and 2009, respectively).  On May 1, 2009, Eisai notified the Company of its plan to terminate the license agreement effective March 31, 2010.  The Company is recognizing the income ratably over each year of the agreement.  The Company has recognized income of $124,922 and $119,085 for the years ended November 30, 2009 and 2008, respectively.  The balance of deferred revenue from this license is $49,544 and $47,067 at November 30, 2009 and 2008, respectively.  The deferred revenue will be amortized into revenue through March 31, 2010.

On October 9, 2007, the Company executed an exclusive license and purchase agreement (the “Agreement”) with Corning Incorporated (“Corning”) of Corning, New York.  Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell the Company’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (ADME/Tox assays).  The Company retained and will continue to support all of its existing licensees, including Pfizer, Bristol-Myers Squibb, and Eisai.  The Company retains the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays.  The Company also retains rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to produce therapeutic proteins using the Company’s BioFactories™ technology, to identify drug targets and for other applications related to the Company’s internal drug development programs.  In consideration for the license granted, Corning paid the Company $375,000 upon execution of the Agreement, and an additional $375,000 upon the completion of a transition period.  In addition, Corning purchased inventory and equipment from the Company and reimbursed the Company for laboratory costs and other expenses during a transition period.  The Company is recognizing the income ratably over a 17 year period.  The Company recognized $44,118 in income for each of the years ended November 30, 2009 and 2008.  The balance of deferred revenue from this license is $654,412 and $698,529 at November 30, 2009 and 2008, respectively, and will be amortized into revenue through October 2024.

The Company has another license agreement with Pfizer, for which revenue is being deferred.  During the years ended November 30, 2009 and 2008, the Company recognized $5,200 in each year and the balance of the deferred revenue from this license is $41,600 and $46,800 at November 30, 2009 and 2008, respectively, and will be amortized into revenue through January 2018.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2009 and 2008

On March 17, 2009, the Company entered into a cooperative research and development agreement with Maxim Biotech, Inc. (Maxim) to develop products for the study of liver stem cells and liver cancer.  The cooperative research and development agreement with Maxim will initially focus on the development of a family of life science research reagent tool kits which can be used to isolate liver stem cells, and help to elucidate liver stem cell gene function and their encoded proteins.  During the term of the agreement, the Company will establish with Maxim annual research budgets to fund specific research projects related to liver stem cell biology.  Maxim has also granted the Company an option to obtain an exclusive license to any invention resulting from the subject research program.  The terms and conditions of said exclusive license will be negotiated between the parties at the time the invention is conceived or is reduced to practice.

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

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2009 and 2008

The Second Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Second Debenture being converted multiplied by 110, minus the product of the Conversion Price multiplied by 100 times the dollar amount of the Second Debenture being converted, with the entire result divided by the Conversion Price.  The Conversion Price is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert.  During the year ended November 30, 2008, LJCI converted $825 of the Second Debenture into 19,384,509 shares of common stock.  Simultaneously with these conversions, LJCI exercised warrants to purchase 82,500 shares of the Company’s common stock.  Proceeds from the exercise of the warrants were $89,925.  During the year ended November 30, 2009, LJCI converted $13,855 of the Second Debenture into 210,075,223 shares of common stock.  Simultaneously with these conversions, LJCI exercised warrants to purchase 1,385,541 shares of the Company’s common stock.  Proceeds from the exercise of the warrants were $1,510,240.  As of November 30, 2009, the remainder of the Second Debenture in the amount of $85,320 could have been converted by LJCI into approximately 900 million shares of common stock, which would require LJCI to simultaneously exercise and purchase all of the remaining 8,531,959 shares of common stock under the LJCI Warrant at $1.09 per share.  For the Second Debenture, upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the debenture that holder elected to convert in such conversion notice, plus accrued and unpaid interest. After February 28, 2008, the Company, at its sole discretion, has the right, without limitation or penalty, to redeem the outstanding principal amount of this debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

A discount representing the value of 10 million warrants issued in the amount of $73,727 was recorded as a reduction to the note. The discount was calculated based on the relative fair values of the convertible debenture and the warrants. The fair value of the warrants used in the above calculation was determined under the Black-Scholes option-pricing model.  Additionally, based on the excess of the aggregate fair value of the common shares that would have been issued if the Second Debenture had been converted immediately over the proceeds allocated to the convertible debenture, the investors received a beneficial conversion feature for which the Company recorded an increase in additional paid-in-capital of $26,273 and a corresponding discount to the debenture.  These discounts, in the aggregate amount of $100,000, are being amortized over the 60-month term of the debenture as a charge to interest expense.  The balance of the unamortized discount was $45,000 and $65,000 at November 30, 2009 and 2008, respectively.

Pursuant to the Registration Rights Agreement with LJCI dated February 28, 2007 (the "Rights Agreement"), the Company agreed to register for resale under the Securities Act of 1933, as amended, 12,000,000 shares of common stock issuable upon conversion of the Initial Debenture, and to use commercially reasonable best efforts to have the Registration Statement declared effective by May 29, 2007.  There is no guarantee that the SEC will declare the Registration Statement effective. In the event that the Registration Statement is not declared effective by the required dates, then LJCI may claim the Company is in default on these agreements, and the Company may face certain liquidated damages in addition to other rights that LJCI may have. As of November 30, 2009, the Registration Statement had not been declared effective by the SEC and the Company has not received notice of default from LJCI.

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
For the Years Ended November 30, 2009 and 2008

Note 8 – Series B Redeemable Convertible Stock

The Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares of preferred stock.  The Board of Directors originally designated 17,000 shares as Series B convertible preferred stock.  The Series B preferred stock does not have voting rights.  On July 14, 2006, the Company completed a private placement of Series B convertible preferred stock.  A total of 17,000 Series B shares were originally sold to accredited investors at a price of $100 per share.  Proceeds to the Company were $1,660,000, net of $40,000 of issuance costs.

Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company will pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of the Wall Street Journal Prime Rate plus 1%, or 9%.  In no event will the dividend rate be greater than 12% per annum.  The dividend will be payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first day of that month.  In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares is reduced to 85% of the otherwise applicable conversion price.  The Company has not paid the required monthly Series B preferred dividends since November 30, 2006, which, in part, has caused the conversion price to be reduced. During the years ended November 30, 2009 and 2008, the Company accrued preferred dividends in the amounts of $148,391 and $149,203, respectively, on the Series B preferred stock.

The Series B convertible preferred stock was subject to redemption under certain conditions until July 14, 2008.  Until the earlier of (a) two years after the closing date or (b) the date upon which all of the Series B shares were converted into common stock, the purchasers had a right of first refusal on any financing in which the Company was the issuer of debt or equity securities.  If (a) the Company raised debt or equity financing during the right of first refusal period or (b) the Company’s common stock was trading below the conversion price of the Series B shares at the time of such financing, and (c) the purchasers did not exercise their right of first refusal, then the Company was required, at the option of any purchaser, to use 25% of the net proceeds from such financing to redeem such purchasers’ shares of Series B preferred stock or common stock, as determined by such purchaser.  Series B shares so redeemed were to be redeemed at $100 per share, plus accrued and unpaid dividends thereon, and shares of common stock so redeemed were to be redeemed at a price per share equal to the value weighted average closing price of the Company’s Common Stock over the immediately preceding five trading days, plus accrued and unpaid dividends thereon.  Prior to July 14, 2008, the Series B shares were only conditionally redeemable as described above and were therefore not classified as a liability.  However, redemption of the Series B shares was not under the control of the Company; therefore, in accordance with the accounting standards governing the classification and measurement of redeemable securities, the Series B preferred stock, plus accrued and unpaid dividends, was classified outside of permanent equity through July 14, 2008.  Upon the expiration of the redemption provisions on July 14, 2008, the carrying value of the outstanding shares of Series B preferred stock, plus the accrued and unpaid dividends of $243,835, was reclassified into permanent equity.  Accrued and unpaid dividends for the period subsequent to July 14, 2008 are included in accrued expenses in the amounts of $205,308 and $56,917 as of November 30, 2009 and 2008, respectively.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2009 and 2008

The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by the conversion price.  The conversion price was originally $0.32 per share.  Upon the occurrence of an event of default (as defined in the agreement), the conversion price of the Series B shares shall be reduced to 85% of the then applicable conversion price of such shares. The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like.  In addition, the conversion price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options).  As a result of the Company issuing common stock upon conversion of convertible debentures and upon the exercise of warrants both at prices lower than the conversion price, and due to the Company not paying Series B dividends on a monthly basis, the conversion price of the Series B preferred stock has been reduced to $0.0762 per share as of November 30, 2009.  The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion.

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

Note 9 – Series I Convertible Preferred Stock

The Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares of preferred stock.  The Board of Directors originally designated 20,000 shares as Series I convertible preferred stock.  On July 13, 2004, the Company completed a private placement of Series I convertible preferred stock.  A total of 20,000 shares were originally sold to accredited investors at a price of $100 per share.

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
For the Years Ended November 30, 2009 and 2008

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

In September 2009, the Board of Directors approved the settlement of accrued compensation in the amount of $281,000 payable to the Company’s directors for services rendered prior to the current fiscal year.  The amount due to the directors was settled by 1) the issuance of 4,857,895 shares of the Company’s common stock, valued at $92,300 ($0.019 per share); 2) the payment of $49,703; and 3) the grant of options to purchase 2,428,947 shares of the Company’s common stock at $0.019 per share, which options vested immediately and have a term of five years.  The settlement was recorded at the amount of the liability settled, and accordingly, no gain or loss was recognized on the transaction.  Additionally, in September 2009, the Board of Directors approved the issuance of 427,631 shares of the Company’s common stock, valued at $8,125 ($0.019 per share), as partial settlement of director fees earned during the current fiscal year.

The potential issuable common shares as of November 30, 2009 and 2008 are as follows:

	2009	2008

Warrants	24,099,321	27,052,862
Stock options	9,338,947	2,000,000
Series B Convertible Preferred Stock	21,341,207	7,659,915
Series I Convertible Preferred Stock	2,293,600	2,293,600
LJCI Second Debenture	905,606,505	4,485,652,555

	962,679,580	4,524,658,932

The Company does not currently have sufficient authorized shares of common stock to meet the commitments entered into under the Second Debenture and the related LJCI Warrants.  As further discussed in Note 7, upon the conversion of any portion of the remaining $85,320 principal amount of the Second Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the remaining 8,531,959 warrant shares equal to the percentage of the dollar amount of the Second Debenture being converted.  The agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding common shares of the Company. Furthermore, the Company has the right to redeem that portion of the Second Debenture that the holder may elect to convert and also has the right to redeem the outstanding principal amount of the debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

Note 11 – Stock Compensation Plan

Effective June 16, 2004, the Company adopted the 2004 Equity Incentive Plan (the 2004 Plan) which authorized the granting of stock awards to employees, directors, and consultants.  The purpose of the 2004 Plan is to provide a means by which eligible recipients of stock awards may be given the opportunity to benefit from increases in the value of the common stock through granting of incentive stock options (ISO), non-statutory stock options, stock purchase awards, stock bonus awards, stock appreciation rights, stock unit awards and other stock awards.  Incentive stock options may be granted only to employees.  The exercise price of each ISO granted under the plan must equal 100% of the market price of the Company’s stock on the date of the grant.  A 10% stockholder shall not be granted an incentive stock option unless the exercise price of such option is at least 110% of the fair market value of the common stock on the date of the grants and the option is not exercisable after the expiration of five years from the date of the grant.  The Board, in its discretion, shall determine the exercise price of each nonstatutory stock option.  An option’s maximum term is 10 years.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2009 and 2008

As originally adopted in 2004, the 2004 Plan provided that the number of shares of common stock that could be issued pursuant to stock awards could not exceed, in the aggregate, 5,000,000 shares of common stock plus an annual increase to be added on the first day of each Company fiscal year, beginning in 2005 and ending in (and including) 2013, equal to the lesser of the following amounts: (a) 2% of the Company’s outstanding shares of common stock on the day preceding the first day of such fiscal year; (b) 1,500,000 shares of common stock; or (c) an amount determined by the Board.  On June 25, 2009, at a special meeting of stockholders, the stockholders voted to approve an amendment to the 2004 Plan to effect an increase in the aggregate number of shares of common stock authorized for issuance under the plan by 25 million shares.  There are 10,485,266 shares of common stock available for future awards under the 2004 Plan at November 30, 2009.

Generally accepted accounting principles for stock options requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements, is measured based on the grant date fair value of the award, and requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period), net of estimated forfeitures.  The estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from the current estimates, such resulting adjustment will be recorded in the period estimates are revised.  No income tax benefit has been recognized for stock-based compensation arrangements and no compensation cost has been capitalized in the balance sheet.

A summary of the status of stock options at November 30, 2009 and 2008, and changes during the years then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at November 30, 2007	2,210,000	$1.09	2.3 years	$-
Granted	-	-
Exercised	-	-
Expired	(210,000)	0.51

Outstanding at November 30, 2008	2,000,000	$1.16	1.4 years	$-
Granted	7,818,947	0.01
Exercised	-	-
Expired	(480,000)	1.28

Outstanding at November 30, 2009	9,338,947	$0.19	4.0 years	$10,060

Exercisable at November 30, 2009	5,182,280	$0.34	3.6 years	$2,510

For grants during the year ended November 30, 2009, the Company’s weighted average assumptions used in determining fair value under the Black-Scholes model for expected volatility, dividends, expected term, and risk-free interest rate were 161%; 0%; 5 years; and 2.51%; respectively.  Expected volatility is based on the historical volatility of the Company’s common stock.  The expected term of options is estimated based on historical exercise patterns.  The risk-free rate is based on U.S.Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option.  The weighted average grant date fair value of options granted during the year ended November 30, 2009 was $0.0135.  There were no options granted during the year ended November 30, 2008.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2009 and 2008

For the years ended November 30, 2009 and 2008, the Company reported stock-based compensation expense for services related to stock options of $24,216 and $26,948, respectively.  As of November 30, 2009, there is approximately $38,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 0.9 years.

Note 12 – Warrants

Since the Company’s inception, it has financed its operations primarily through the issuance of debt or equity instruments, which have often included the issuance of warrants to purchase the Company’s common stock.

As further described in Note 7 to these consolidated financial statements, the Company also entered into a Securities Purchase Agreement with La Jolla Cove Investors (LJCI) on February 28, 2007 pursuant to which the Company agreed to sell a convertible debenture in the principal amount of $100,000. In connection with this debenture, the Company issued LJCI a warrant to purchase up to 10 million shares of our common stock at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007.  Pursuant to the terms of this warrant, upon the conversion of any portion of the principal amount of the related debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the debenture being converted.  Therefore, for each $1,000 of the principal converted, LJCI would be required to simultaneously purchase 100,000 shares under the warrant at $1.09 per share.  During the year ended November 30, 2008, LJCI exercised warrants to purchase 82,500 shares of the Company’s common stock, resulting in proceeds to the Company of $89,925.  During the year ended November 30, 2009, LJCI exercised warrants to purchase 1,385,541 shares of the Company’s common stock, resulting in proceeds to the Company of $1,510,240.

A summary of the status of warrants at November 30, 2009 and 2008, and changes during the years then ended is presented in the following table:

Shares
Under
Warrants

Outstanding at November 30, 2007	35,440,946
Granted	-
Exercised	(82,500)
Expired	(8,305,584)

Outstanding at November 30, 2008	27,052,862
Granted	-
Exercised	(1,385,541)
Expired	(1,568,000)

Outstanding at November 30, 2009	24,099,321

Note 13 – Leasing Arrangements

During the years ended November 30, 2009 and 2008, the Company has leased facilities in Rhode Island that have housed activities related to administration, research and development.  The Company currently leases space in Rhode Island under a one-year lease that expires in April 2010.  Current rent is $900 per month.  Rent expense under the Company’s operating leases was $10,800 and $12,671 for the years ended November 30, 2009 and 2008, respectively.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2009 and 2008

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

As of November 30, 2009, the Company has U.S. Federal operating loss carryforwards of approximately $24 million.  The operating losses expire, if not used, from 2010 through 2030.  The Company had net deferred tax assets of approximately $10.4 million and $10.1 million at November 30, 2009 and 2008 relating primarily to the net operating loss carryforwards generated by its operations.  For financial statement purposes, the deferred tax assets have been fully offset by valuation allowances due to the uncertainties related to the extent and timing of the Company’s future taxable income.

The Company and its subsidiaries file tax returns in the U.S. Federal jurisdiction and, in the states of California and Rhode Island.  The Company is no longer subject to U.S. federal tax examinations for tax years before and including November 30, 2006.  The Company’s subsidiaries are no longer subject to examination by State tax authorities for tax years before and including November 30, 2004.  During the years ended November 30, 2009 and 2008, the Company did not recognize interest and penalties.

A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended November 30, 2009 and 2008 is set forth below:

	2009	2008

Benefit at federal statutory rate (34%)	$(286,916)	$(712,278)
State income tax benefit, net of federal tax	(48,680)	(122,814)
Other differences	7,784	9,301
Change in valuation allowance	327,812	825,791

Benefit from Income Taxes	$-	$-

Note 15– Contingent Liability

On May 14, 2008, one of our stockholders, George Colin, filed a lawsuit against the Company and W. Gerald Newmin in the Superior Court of California – County of Orange, alleging causes of action for breach of written contract and intentional misrepresentation.  Mr. Colin claimed reimbursement for lost capital gains in the amount of $550,000 due to a decline in the market value of the Company’s common stock. Mr. Colin claimed that the Company refused to remove the restrictive legend on stock certificates following the exercise of certain stock purchase warrants which prevented the sale of the underlying shares. On March 27, 2009 the Company received a letter from its Directors and Officers insurance carrier notifying the Company that it was declining coverage on behalf of the Company but was accepting coverage on behalf of Mr. Newmin. The Company disagreed with the carrier’s denial of coverage. The Company and Mr. Newmin believed this claim was without merit and both parties have vigorously defended the action.  However, in September 2009, the case was dismissed in its entirety with prejudice pursuant to a settlement agreement providing for a total payment of $105,000 to Mr. Colin, of which $100,000 was covered by insurance.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2009 and 2008

Note 16– Subsequent Events

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

During the period subsequent to November 30, 2009 through February 26, 2010, LJCI converted $2,500 of the debenture into 27,280,710 shares of common stock.  Simultaneously with these conversions, LJCI exercised warrants to purchase 250,000 shares of the Company’s common stock.  Proceeds from the exercise of the warrants were $272,500.