Form 10-Q
period 2010-02-28
MultiCell Technologies, Inc.
filed 2010-04-14
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended February 28, 2010.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of April 9, 2010, the issuer had 352,839,703 shares of Common Stock, $.01 par value, outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1: Financial Statements

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28,	November 30,
	2010	2009
ASSETS

Current assets
Cash and cash equivalents	$601,798	$396,554
Other current assets	7,406	6,442
Total current assets	609,204	402,996

Property and equipment, net of accumulated depreciation of $62,636 and
$60,753 at February 28, 2010 and November 30, 2009, respectively	3,831	5,714

Other assets	1,685	1,685

Total assets	$614,720	$410,395

LIABILITIES AND EQUITY (DEFICIENCY)

Current liabilities
Notes payable - related parties	$-	$30,000
Accounts payable and accrued expenses	1,350,085	1,297,486
Advance from debenture holder	151,200	-
Current portion of deferred revenue	67,012	98,862
Total current liabilities	1,568,297	1,426,348

Non-current liabilities
Convertible debentures, net of discount	42,120	40,320
Deferred income, net of current portion	634,365	646,694
Derivative liability related to Series B convertible preferred stock	277,644	-
Total non-current liabilities	954,129	687,014

Total liabilities	2,522,426	2,113,362

Commitments and contingencies	-	-

Equity (Deficiency)
MultiCell Technologies, Inc. equity (deficiency)
Undesignated preferred stock, $0.01 par value; 963,000 shares authorized	-	-
Series B convertible preferred stock, 17,000 shares designated; 16,262
shares issued and outstanding; liquidation value of $1,870,035	1,830,035	1,830,035
Series I convertible preferred stock, 20,000 shares designated; 5,734 shares
issued and outstanding; liquidation value of $573,400	573,400	573,400
Common stock, $0.01 par value; 475,000,000 shares authorized;
335,614,703 and 299,892,504 shares issued and outstanding at
February 28, 2010 and November 30, 2009, respectively	3,356,147	2,998,925
Additional paid-in capital	31,279,990	32,514,975
Accumulated deficit	(38,221,469)	(38,917,068)
Total MultiCell Technologies, Inc. stockholders' equity (deficiency)	(1,181,897)	(999,733)
Noncontrolling interests	(725,809)	(703,234)
Total equity (deficiency)	(1,907,706)	(1,702,967)

Total Liabilities and Equity (Deficiency)	$614,720	$410,395

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	February 28,
	2010	2009

Revenue	$44,179	$42,587

Operating expenses
Selling, general and administrative	193,547	183,998
Research and development	99,368	38,405
Depreciation and amortization	1,883	2,491

Total operating expenses	294,798	224,894

Loss from operations	(250,619)	(182,307)

Other income (expense)
Interest expense	(6,199)	(7,761)
Change in fair value of derivative liability	(51,427)	-
Interest income	-	354

Total other income (expense)	(57,626)	(7,407)

Net loss	(308,245)	(189,714)

Less net loss attributable to the noncontrolling interests	(22,575)	(16,552)

Net Loss attributable to MultiCell Technologies, Inc.	(285,670)	(173,162)

Preferred stock dividends	(36,590)	(36,589)

Net loss attributable to common stockholders	$(322,260)	$(209,751)

Basic and Diluted Loss Per Common Share
Attributable to Common Stockholders	$(0.00)	$(0.00)

Basic and Diluted Weighted-Average
Common Shares Outstanding	316,062,575	102,420,579

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)
For the Three Months Ended February 28, 2009 and 2010
(Unaudited)

							Additional			Total
	Preferred Stock - Series B		Preferred Stock - Series I		Common stock		Paid in	Accumulated	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Interests	(Deficiency)

Balance at November 30, 2008	16,262	$1,830,035	5,734	$573,400	83,146,214	$831,462	$32,894,705	$(38,012,502)	$(615,537)	$(2,498,437)

Issuance of common stock for
conversion of 4.75% debentures	-	-	-	-	50,886,292	508,863	(506,973)	-	-	1,890

Issuance of common stock for
exercise of warrants	-	-	-	-	189,000	1,890	204,120	-	-	206,010

Dividends on Series B preferred
stock	-	-	-	-	-	-	-	(36,589)	-	(36,589)

Net loss	-	-	-	-	-	-	-	(173,162)	(16,552)	(189,714)

Balance at February 28, 2009	16,262	$1,830,035	5,734	$573,400	134,221,506	$1,342,215	$32,591,852	$(38,222,253)	$(632,089)	$(2,516,840)

Balance at November 30, 2009,
prior to change in accounting principle	16,262	$1,830,035	5,734	$573,400	299,892,504	$2,998,925	$32,514,975	$(38,917,068)	$(703,234)	$(1,702,967)

Cumulative effect of a change in
accounting principle for
beneficial conversion feature
of Series B preferred stock	-	-	-	-	-	-	(1,244,076)	1,017,859	-	(226,217)

Balance at November 30, 2009,
as restated	16,262	1,830,035	5,734	573,400	299,892,504	2,998,925	31,270,899	(37,899,209)	(703,234)	(1,929,184)

Issuance of common stock for
conversion of 4.75% debentures	-	-	-	-	35,402,199	354,022	(350,822)	-	-	3,200

Issuance of common stock for
exercise of warrants	-	-	-	-	320,000	3,200	345,600	-	-	348,800

Stock-based compensation	-	-	-	-	-	-	14,313	-	-	14,313

Dividends on Series B preferred
stock	-	-	-	-	-	-	-	(36,590)	-	(36,590)

Net loss	-	-	-	-	-	-	-	(285,670)	(22,575)	(308,245)

Balance at February 28, 2010	16,262	$1,830,035	5,734	$573,400	335,614,703	$3,356,147	$31,279,990	$(38,221,469)	$(725,809)	$(1,907,706)

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	February 28,
	2010	2009
Cash flows from operating activities
Net loss	$(308,245)	$(189,714)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,883	2,491
Stock-based compensation for services	14,313	-
Interest expense from amortization of discount
on convertible debentures	5,000	5,000
Change in fair value of derivative liability	51,427	-
Changes in assets and liabilities
Other current assets	(964)	8,109
Accounts payable and accrued liabilities	16,009	46,173
Deferred income	(44,179)	(42,588)
Net cash used in operating activities	(264,756)	(170,529)

Cash flows from investing activities
Collection of principal on note receivable	-	4,345
Net cash provided by investing activities	-	4,345

Cash flows from financing activities
Proceeds from the exercise of stock warrants	348,800	206,010
Advance from debenture holder	151,200	-
Payment of principal on notes payable - related parties	(30,000)	-
Net cash provided by financing activities	470,000	206,010
Net increase in cash and cash equivalents	205,244	39,826
Cash and cash equivalents at beginning of period	396,554	6,022
Cash and cash equivalents at end of period	$601,798	$45,848

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,231	$1,202
Noncash Investing and Financing Activities:
Issuance of common stock for conversion of 4.75% debentures	3,200	1,890
Accrual of dividends on Series B preferred stock	36,590	36,589

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS, BASIS OF PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS

ORGANIZATION AND NATURE OF OPERATIONS

MultiCell Technologies, Inc. (“MultiCell”), operates three subsidiaries, MCT Rhode Island Corp. (“MCT”), Xenogenics Corporation (“Xenogenics”), and MultiCell Immunotherapeutics, Inc. (“MCTI”).  MCT is a 100%-owned subsidiary that has been inactive since its formation in 2004. Xenogenics is a 56.4%-owned subsidiary with a focus on the research and development of Sybiol technology. Xenogenics has not generated any revenues as of February 28, 2010. MultiCell holds approximately 67% of the outstanding shares (on an as if converted basis) of MCTI. As used herein, the “Company” refers to MultiCell, together with MCT, Xenogenics, and MCTI.

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell Technologies, Inc. and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended November 30, 2009 previously filed with the SEC. The results of operations for the three-month period ended February 28, 2010 are not necessarily indicative of the operating results for the fiscal year ending November 30, 2010.  The condensed consolidated balance sheet as of November 30, 2009 has been derived from the Company’s audited financial statements.

SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 14, 2010, the date these consolidated financial statements were issued.  See Note 11 to these condensed consolidated financial statements for a description of events occurring subsequent to February 28, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued new accounting guidance on noncontrolling interests in consolidated financial statements.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity or deficit in the consolidated financial statements and separate from the parent’s equity or deficit. The amount of net income or loss attributable to the noncontrolling interest will be included in consolidated net income or loss on the face of the statement of operations. It also amends certain consolidation procedures for consistency with the requirements of the new accounting standards on business combinations. This statement also includes expanded disclosure requirements regarding the interests of the parent and of its noncontrolling interest.  The Company adopted the new accounting guidance on noncontrolling interests effective December 1, 2009, at which date the Company’s consolidated financial statements were retroactively restated to reflect the new presentation for noncontrolling interests in the Company’s consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In May 2008, the FASB issued new accounting standards applicable to the accounting for convertible debt instruments that may be settled in cash upon conversion.  The new standard changes the method of accounting for convertible debt securities that require or permit settlement in cash either in whole or in part upon conversion.  The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Under the new guidance, the debt and equity components of convertible debt securities that may be settled in cash upon conversion will be bifurcated and accounted for separately in a manner that will result in recognizing interest expense on these securities at rates reflective of the entity’s borrowing rates for what the entity would have incurred had it issued nonconvertible debt with otherwise similar terms. The equity component of such convertible debt securities will be included in the paid-in-capital section of stockholders’ equity on the consolidated balance sheet and, accordingly, the initial carrying values of these debt securities will be reduced.  Accretion of the reduced carrying value of the convertible debt securities will be recognized as additional non-cash interest expense.  The Company adopted this new accounting guidance effective December 1, 2009 and the new standard did not have a material impact on its consolidated financial statements.

In June 2008, the FASB ratified accounting guidance for determining whether an instrument, or an embedded feature, is indexed to an entity's own stock.  The guidance provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  The guidance is effective for fiscal years beginning after December 15, 2008. The Company adopted this new accounting guidance effective December 1, 2009.  As more fully discussed in Note 5 to these condensed consolidated financial statements, the Company determined that the fair value of the beneficial conversion feature related to the Series B convertible preferred stock is required to be accounted for as an embedded derivative as of December 1, 2009 under this new accounting guidance.  The accounting implications of this determination is that the fair value of the derivative, calculated to be $226,217 as of December 1, 2009, was recorded as a noncurrent liability with a corresponding adjustment to equity on that date.  The Company is also required to record the change in the fair value of the derivative liability at each subsequent balance sheet date, with a corresponding adjustment to other income or expense.  The change in the fair value of the derivative for the three months ended February 28, 2010 was $51,427.

In June 2009, the FASB issued changes to the accounting for variable interest entities.  These changes require a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. These changes were effective for annual reporting periods beginning after November 15, 2009. These changes did not have an immediate impact on the Company’s financial statements.  However, these changes would impact the accounting for controlling financial interests in any VIE that the Company may acquire in the future.

In October 2009, the FASB issued a new accounting standard which amends guidance on accounting for revenue arrangements involving the delivery of more than one element of goods and/or services. This standard addresses the unit of accounting for arrangements involving multiple deliverables and removes the previous separation criteria that objective and reliable evidence of fair value of any undelivered item must exist for the delivered item to be considered a separate unit of accounting. This standard also addresses how the arrangement consideration should be allocated to each deliverable. Finally, this standard expands disclosures related to multiple element revenue arrangements. This standard was effective for the Company December 1, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As of February 28, 2010, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $38,221,469.  The Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, the Company’s therapeutic for the treatment of fatigue in multiple sclerosis patients. Management is evaluating several sources of financing for its clinical trial program.  Additionally, with its strategic shift in focus to therapeutic programs and technologies, management expects the Company’s future cash requirements to increase significantly as it advances the Company’s therapeutic programs into clinical trials.  Until the Company is successful in raising additional funds, it may have to prioritize its therapeutic programs and delays may be necessary in some of the Company’s development programs.

Since March of 2008, the Company has operated on working capital principally provided by La Jolla Cove Investors, Inc. (LJCI). As further described in Note 3 to these condensed consolidated financial statements, under terms of the agreement, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of February 28, 2010, there are 8,211,959 shares remaining on the stock purchase warrant and a balance of $82,120 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants, approximately $8.95 million of cash would be provided to the Company. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture over the next year.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price.  The Conversion Price is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert.  During the three months ended February 28, 2010, LJCI converted $3,200 of the Debenture into 35,402,199 shares of common stock.  Simultaneously with these conversions, LJCI exercised warrants to purchase 320,000 shares of the Company’s common stock during the three months ended February 28, 2010.  Proceeds from the exercise of the warrants were $348,800 for the three months ended February 28, 2010.  In addition, as of February 28, 2010, LJCI had advanced $151,200 to the Company towards the future exercise of warrants, which occurred in March 2010.  The advance from LJCI is reflected as a current liability in the accompanying condensed consolidated balance sheet.  As of February 28, 2010, the remainder of the Debenture in the amount of $82,120 could have been converted by LJCI into approximately 957 million shares of common stock, which would require LJCI to simultaneously exercise and purchase all of the remaining 8,211,959 shares of common stock under the LJCI Warrant at $1.09 per share.  For the Debenture, upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. After February 28, 2008, the Company, at its sole discretion, has the right, without limitation or penalty, to redeem the outstanding principal amount of this debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

A discount representing the value of 10 million warrants issued in the amount of $73,727 was recorded as a reduction to the note. The discount was calculated based on the relative fair values of the convertible debenture and the warrants. The fair market value of the warrants used in the above calculation was determined under the Black-Scholes option-pricing model.  Additionally, based on the excess of the aggregate fair value of the common shares that would have been issued if the Debenture had been converted immediately over the proceeds allocated to the convertible debenture, the investors received a beneficial conversion feature for which the Company recorded an increase in additional paid-in-capital of $26,273 and a corresponding discount to the debenture.  These discounts, in the aggregate amount of $100,000, are being amortized over the 60-month term of the debenture as a charge to interest expense. The balance of the unamortized discount is $40,000 at February 28, 2010.

NOTE 4. NOTES PAYABLE – RELATED PARTIES

The Company issued notes payable totaling $50,000 to two related parties during August 2008 and an additional $5,000 in November 2008.  The notes accrued interest at 8.5% per year and were secured by all of the Company’s assets, including its intellectual property.  Prior to November 30, 2009, the Company had repaid all except for $30,000 of the outstanding principal on the original notes.  The remaining balance, plus related accrued interest, was repaid in full in December 2009.

NOTE 5. SERIES B CONVERTIBLE PREFERRED STOCK

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company will pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of the Wall Street Journal Prime Rate plus 1%, or 9%.  In no event will the dividend rate be greater than 12% per annum.  The dividend will be payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first day of that month.  In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares is reduced to 85% of the otherwise applicable conversion price.  The Company has not paid the required monthly Series B preferred dividends since November 30, 2006, which, in part, has caused the conversion price to be reduced. During the three months ended February 28, 2009 and 2010, the Company accrued preferred dividends in the amounts of $36,589 and $36,590, respectively, on the Series B preferred stock.  Total accrued but unpaid preferred dividends recorded in the accompanying condensed consolidated balance sheet as of February 28, 2010 are $485,732, of which $243,835 are recorded in permanent equity with the Series B preferred stock and $241,897 are recorded as a current liability with accounts payable and accrued expenses.

The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by the conversion price.  The conversion price was originally $0.32 per share.  Upon the occurrence of an event of default (as defined in the agreement), the conversion price of the Series B shares shall be reduced to 85% of the then applicable conversion price of such shares. The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like.  In addition, the conversion price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options).  As a result of the Company issuing common stock upon conversion of convertible debentures and upon the exercise of warrants both at prices lower than the conversion price, and due to the Company not paying Series B dividends on a monthly basis, the conversion price of the Series B preferred stock has been reduced to $0.0697 per share as of February 28, 2010.  The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion.

Effective December 1, 2009, the Company adopted new accounting provisions for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  These provisions apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by standards for accounting for derivative instruments and hedging activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As of December 1, 2009 and February 28, 2010, the Series B preferred stock was convertible into 21,341,207 and 23,331,420 shares of common stock, respectively.  The Company determined that the conversion feature to allow the holders of the Series B convertible preferred stock to acquire common shares is an embedded derivative that no longer qualifies as equity under the new accounting guidance.  As a result of adopting these standards, the Company has evaluated the conversion feature as though it was accounted for as a derivative liability since the issuance of the Series B convertible preferred stock in July 2006 and has recorded, as a cumulative effect adjustment on December 1, 2009, a noncurrent derivative liability of $226,217 with a corresponding reduction in other components of equity on that date.  The fair value of the conversion feature increased by $51,427 as of February 28, 2010, which was recorded as a loss from the change in the fair value of the derivative liability during the three months ended February 28, 2010.  The fair value of the embedded conversion feature was estimated to be $0.0119 and $0.0106 per share of common stock as of February 28, 2010 and December 1, 2009, respectively, and has been estimated using the Black-Scholes pricing model using the following assumptions:

	February 28, 2010	December 1, 2009

Risk free interest rate	3.61%	3.28%
Expected life	10 Years	10 Years
Dividend yield	-	-
Volatility	140%	150%

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

NOTE 7. LICENSE AGREEMENTS AND DEFERRED REVENUE

On October 9, 2007, MultiCell Technologies, Inc. (“MultiCell”) executed an exclusive license and purchase agreement (the “Agreement”) with Corning Incorporated (“Corning”) of Corning, New York.  Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell MultiCell’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (ADME/Tox assays).  MultiCell retained and will continue to support all of its existing licensees, including Pfizer, Bristol-Myers Squibb, and Eisai.  MultiCell retains the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays.   MultiCell also retains rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to produce therapeutic proteins using the Company’s BioFactories™ technology, to identify drug targets and for other applications related to the Company’s internal drug development programs.  Corning paid MultiCell $750,000 in consideration for the license granted.  The Company is recognizing the income ratably over a 17 year period.  The Company recognized $11,029 in income for the three months ended February 28, 2010 and 2009.  The balance of deferred revenue from this license is $643,382 at February 28, 2010 and will be amortized into revenue through October 2024.

The Company has a license agreement with Eisai, for which revenue is being deferred.  During May 2008 and April 2009, the Company received $121,030 and $127,400, respectively, from Eisai representing the second and third annual installments under their five-year agreement.  On May 1, 2009, Eisai notified the Company of its plan to terminate the license agreement effective March 31, 2010.  The Company recognized revenue from the agreement with Eisai in the amounts of $31,850 and 30,258, respectively, for the three months ended February 28, 2010 and 2009.  The balance of deferred revenue from the agreement with Eisai is $17,695 at February 28, 2010, which will be amortized into revenue through March 31, 2010.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has another license agreement with Pfizer, for which revenue is being deferred.  The Company recognized revenue from the agreement with Pfizer in the amount of $1,300 for the three months ended February 28, 2010 and 2009.  The balance of deferred revenue from the agreement with Pfizer is $40,300 at February 28, 2010, which will be amortized into revenue through January 2018.

NOTE 8. STOCK OPTIONS AND WARRANTS

Stock Options

Generally accepted accounting principles for stock options requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements, is measured based on the grant date fair value of the award, and requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period), net of estimated forfeitures.  The estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from the current estimates, such resulting adjustment will be recorded in the period estimates are revised.  No income tax benefit has been recognized for stock-based compensation arrangements and no compensation cost has been capitalized in the accompanying condensed consolidated balance sheet.

A summary of stock option activity for the three-month period ended February 28, 2010 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at November 30, 2009	9,338,947	$0.19	4.0 years	$10,060
Granted	-	-
Exercised	-	-
Expired	(1,000,000)	1.40

Outstanding at February 28, 2010	8,338,947	$0.05	4.2 years	$7,545

Exercisable at February 28, 2010	5,481,447	$0.07	4.2 years	$3,761

There were no options granted during the three months ended February 28, 2010 or 2009.

For the three-month periods ended February 28, 2010 and 2009, the Company reported compensation expense related to stock options of $14,313 and $0, respectively.  As of February 28, 2010, there was $23,222 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 0.9 years.  The intrinsic values at February 28, 2010 are based on a closing price of $0.0125.

Stock Warrants

In connection with the issuance of common stock, preferred stock, notes payable, and debentures, and as compensation for services provided, the Company has issued warrants to purchase shares of the Company’s common stock.  The Company did not issue warrants during the three months ended February 28, 2010 or 2009.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of stock warrant activity for the three-month period ended February 28, 2010 is presented below:

Shares
Under
Warrants

Outstanding at November 30, 2009	24,099,321
Issued	-
Exercised	(320,000)
Expired	-

Outstanding at February 28, 2010	23,779,321

NOTE 9. LOSS PER SHARE

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed on the basis of the weighted-average number of common shares and all dilutive potentially issuable common shares outstanding during the year. Common stock issuable upon conversion of debt and preferred stock, or exercise of stock options and stock warrants have not been included in the loss per share for the three month periods ended February 28, 2010 and 2009 as they are anti-dilutive.

The potential common shares as of February 28, 2010 are as follows:

Warrants	23,779,321
Stock options	8,338,947
Series B Convertible Preferred Stock	23,331,420
Series I Convertible Preferred Stock	2,293,600
LJCI Second Debenture	956,868,693

1,014,611,981

The Company does not currently have sufficient authorized shares of common stock to meet the commitments entered into under the Debenture and the related LJCI Warrants.  As further discussed in Note 3, upon the conversion of any portion of the remaining $82,120 principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the remaining 8,211,959 warrant shares equal to the percentage of the dollar amount of the Debenture being converted.  The agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding common shares of the Company. Furthermore, the Company has the right to redeem that portion of the Debenture that the holder may elect to convert and also has the right to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

NOTE 10. FAIR VALUE MEASUREMENTS

For assets and liabilities measure at fair value, the Company uses the following hierarchy of inputs:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the Company and reflect those assumptions that a market participant would use.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Liabilities measured at fair value on a recurring basis at February 28, 2010 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$277,644	$-	$277,644

There were no liabilities measured at fair value at November 30, 2009.  As further described in Note 5, the fair value of the derivative liability is determined using the Black-Scholes pricing model.

NOTE 11. SUBSEQUENT EVENTS

Stock Issued for Conversion of Debenture and Exercise of Warrants

As more fully discussed in Note 3 to these consolidated financial statements, the Company sold a convertible debenture to La Jolla Cove Investors, Inc. (LJCI) and issued LJCI a stock warrant in connection with the convertible debenture.  Between March 1, 2010 and April 14, 2010, LJCI converted $1,350 of the 4.75% debenture into 16,740,000 shares of common stock.  Simultaneously with the conversions of the debenture, LJCI was required to exercise warrants to purchase 135,000 shares of common stock at $1.09 per share.  The total proceeds from the exercise of the warrants was $147,150, which was deducted from the advance previously received from LJCI.

Stock Issued to Current Employees for Compensation

In March 2010, the Company issued a total of 350,000 shares of common stock to its two employees.  On the date of issuance, the closing price of the common stock was $0.0124, representing compensation of $4,340.

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

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, obtaining regulatory approval, and undertaking production and marketing of our drug candidates; difficulties or delays in patient enrollment for our clinical trials; unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials or preclinical studies are not indicative of future results of clinical trials); activities and decisions of, and market conditions affecting current and future strategic partners; pricing pressures; accurately forecasting operating and clinical trial costs; uncertainties of litigation and other business conditions; our ability to obtain additional financing if necessary; changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target; the uncertainty of protection for our intellectual property or trade secrets, through patents or otherwise; and potential infringement of the intellectual property rights or trade secrets of third parties.  In addition such statements are subject to the risks and uncertainties discussed under Item 1A, Risk Factors, of our Annual Report filed on Form 10-K for the year ended November 30, 2009.

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

As funding permits, we intend to gradually add scientific and support personnel.  We want to add specialists for our key research areas.  These strategic additions will help us expand our product offerings leading us to additional revenues and profits.  As revenues increase, additional administrative personnel will be necessary to meet the added workload.  Other expenses, such as sales and customer service, will be added commensurate with increased revenues.  Our current research and development efforts focus on development of future cell lines and therapeutic products and improvement of existing products.  Due to the ongoing nature of this research, we are unable to ascertain with certainty the estimated completion dates and total costs associated with this research.  As with any research efforts, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance our market position.  Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred.  For the three months ended February 28, 2010 and 2009, research and development costs were $99,368 and $38,405, respectively.  Research and development costs include such costs as allocations of salaries, employee benefits, certain legal costs, and supplies.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations.  The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Quarter Ended February 28, 2010 Compared to the Quarter Ended February 28, 2009

Revenue. Total revenue for the three months ended February 28, 2010 was $44,179, as compared to revenue of $42,587 for the same quarter in the prior fiscal year, an increase of $1,592.  All of the revenue for the quarters ended February 28, 2010 and 2009 is from license revenue under agreements with Corning, Pfizer, and Eisai.

Operating Expenses. Total operating expenses for the three months ended February 28, 2010 were $294,798, compared to operating expenses for the three months ended February 28, 2009 of $224,894, representing an increase of $69,904.  This increase was principally due to 1) an increase in legal, consulting, and accounting fees of $88,767; 2) an increase in stock-based compensation of $14,313; 3) offset by a reduction of $14,500 in director fees resulting from the change in the compensation arrangement with directors; and 4) offset by a reduction in director, officer, and other insurance expense of $7,757.

Other income (expense). Other income (expense) amounted to a net expense of $57,626 for the three months ended February 28, 2010 as compared to net expense of $7,407 for the corresponding quarter of the prior year.  Other income (expense) for the three months ended February 28, 2010 consists of interest expense of $6,199 and change in fair value of derivative liability of $51,427.  Other income (expense) for the three months ended February 28, 2009 was composed of interest expense of $7,761 and interest income of $354.  Interest expense includes interest on the 4.75% debentures, including amortization of discount, plus interest on notes payable to related parties.  The change in fair value of derivative liability is the result of our adoption on December 1, 2009 of new accounting guidance related to the embedded conversion feature in the Series B convertible preferred stock.  The valuation of the derivative liability is dependent upon a number of factors beyond our control.  As such, the amount of other income or expense that we report related to the change in the fair value of the derivative liability is somewhat unpredictable, but may be significant, and will continue to be reported until the holders of the Series B convertible preferred stock have converted their shares into shares of our common stock.

Net Loss. Net loss for the three months ended February 28, 2010 was $308,245, as compared to a net loss of $189,714 for the same period in the prior fiscal year, representing an increase in the net loss of $118,831.  The primary reason for this decreased loss in the current year is due to the increase in operating expenses and due to the change in fair value of derivative liability, as explained above.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance of debt or equity instruments.  The following is a summary of our key liquidity measures at February 28, 2010 and 2009:

	February 28, 2010	February 28, 2009
Cash and cash equivalents	$601,798	$45,848

Current assets	$609,204	$67,542
Current liabilities	(1,568,297)	(1,878,110)
Working capital deficiency	$(959,093)	$(1,810,568)

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

Commencing in about March 2008, the Company has operated on working capital provided by LJCI in connection with its exercise of warrants issued to it by the Company (which LJCI must exercise whenever it wants to convert amounts owning under the convertible debenture it holds), all as discussed in more detail below.  The warrants are exercisable at $1.09 per share.  As of February 28, 2010 there were 8,211,959 shares remaining on the stock purchase warrant.  Should LJCI continue to exercise all of its remaining warrants approximately $8.95 million of cash would be provided to the Company.  However, the Debenture Purchase Agreement (discussed below) limits LJCI’s stock ownership in the Company to 9.99% of the outstanding shares of the Company.  The Company expects that LJCI will continue to exercise the warrants and convert the debenture over the next year, but cannot assure that LJCI will do so. We are investigating the possible sale or license of certain assets that we did not already license to Corning in October 2007.  We are presently pursuing discussions with companies operating in the stem cell research market and the general life science research market.

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

On February 28, 2007, we entered into a Securities Purchase Agreement with LJCI on February 28, 2007 (the “Securities Purchase Agreement”) pursuant to which we agreed to sell a convertible debenture in a principal amount of $100,000 with an annual interest rate of 4.75% and expiring on February 28, 2012 (the “Debenture”).  In addition, we issued to LJCI a warrant to purchase up to 10 million shares of our common stock (the “LJCI Warrant”) at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007.

The Debenture is convertible at the option of LJCI at any time up to maturity at a conversion price equal to the lesser of the fixed conversion price of $1.00, or 80% of the average of the lowest three daily volume weighted average trading prices per share of our common stock during the twenty trading days immediately preceding the conversion date.  The Debenture accrues interest at 4.75% per year payable in cash or our common stock.  Through February 28, 2010, interest is being paid in cash on a monthly basis.  If paid in stock, the stock will be valued at the rate equal to the conversion price of the Debenture in effect at the time of payment.

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

Cash provided by (used in) operating, investing and financing activities for the three month periods ended February 28, 2010 and 2009 is as follows:

	February 28, 2010	February 28, 2009
Operating activities	$(264,756)	$(170,529)
Investing activities	-	4,345
Financing activities	470,000	206,010
Net increase in cash and cash equivalents	$205,244	$39,826

Operating Activities

For the three months ended February 28, 2010, the most significant differences between our net loss and our net cash used in operating activities are due to non-cash charges totaling $72,623 included in our net loss for compensation, interest, depreciation, and change in fair value of derivative liability, less changes in working capital totaling $29,134.  For the three months ended February 28, 2009, the most significant differences between our net loss and our net cash used in operating activities are due to net non-cash charges totaling $7,491 included in our net loss for interest and depreciation, plus changes in working capital totaling $11,694.

Investing Activities

We had no cash flows from investing activities during the three months ended February 28, 2010.  Net cash provided by investing activities during the three months ended February 28, 2009 related to the collections of principal on a note receivable.

Financing Activities

During the three months ended February 28, 2010, principal cash flows from financing activities related to LJCI converting $3,200 of the 4.75% Debenture into common stock and exercising warrants to purchase 320,000 shares of common stock at a price of $1.09 per share, plus advancing $151,200 towards a future exercise of warrants, resulting in total proceeds of $500,000.  During the three months ended February 28, 2010, we also used $30,000 to repay the remaining amounts owed on notes payable to related parties.  During the three months ended February 28, 2009, LJCI converted $1,890 of the 4.75% Debenture into common stock and exercised warrants to purchase 189,000 shares of common stock at a price of $1.09 per share, resulting in total proceeds of $206,010.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2010 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of February 28, 2010, the following material weaknesses existed:

1.
Entity-Level Controls: We did not maintain effective entity-level controls as defined by the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control –Integrated Framework. Specifically, we did not effectively segregate certain accounting duties due to the small size of our accounting staff, and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting.

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

Due to this material weakness, management has concluded that our internal control over financial reporting was not effective as of February 28, 2010.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

None.

Item 1A: RISK FACTORS

Risks Related To Our Business

Our drug candidates and cellular systems technologies are in the early stages of clinical testing and we have a history of significant losses and may not achieve or sustain profitability.

Our drug candidates are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs.  Similarly, some of our cellular systems technologies are in early stages of development and require further development before they may be commercially viable.  We have incurred a substantial accumulated deficit since our inception in 1970.  As of February 28, 2010, our accumulated deficit was $39,187,901.  Our losses have primarily resulted from significant costs associated with the research and development relating to our cellular systems technologies and other operating costs.  We expect to incur increasing losses for at least several years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our drug candidates, and commercialize any approved drugs and as we continue to advance our cellular systems technologies business.  If our drug candidates fail in clinical trials or do not gain regulatory approval, or if our drugs and cellular systems technologies do not achieve market acceptance, we will not achieve or maintain profitability.  If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

Going Concern

Our independent auditors have added explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended November 30, 2009, relative to our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our ability to obtain additional funding will determine our ability to continue as a going concern.  Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors (“LJCI”). Under terms of the agreement, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of February 28, 2010 there are 8,211,959 shares remaining on the stock purchase warrant and a balance of $82,120 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants approximately $8.95 million of cash would be provided to the Company. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture over the next year.

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

We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures.  We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional securities, debt financing and/or the sale or licensing of our technologies.  We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources.  Although we raised gross proceeds of $348,800 and $1,510,240 during the three months ended February 28, 2010 and the year ended November 30, 2009 from the exercise of stock warrants, we do not have any binding commitment with regard to future financing.  If adequate funds are not available or are not available on acceptable terms, we may be unable to pursue our therapeutic programs, fund expansion of our cellular technologies business, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

Item 4: REMOVED AND RESERVED

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

MULTICELL TECHNOLOGIES, INC.

April 14, 2010	By:	/s/ W. Gerald Newmin

W. Gerald Newmin (Chief Executive Officer and Chief Financial Officer)