Form 10-Q
period 2010-05-31
MultiCell Technologies, Inc.
filed 2010-07-15
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended May 31, 2010.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of July 14, 2010, the issuer had 390,230,106 shares of Common Stock, $.01 par value, outstanding.

PART I FINANCIAL INFORMATION
Item 1: Financial Statements

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31,	November 30,
	2010	2009
ASSETS

Current assets
Cash and cash equivalents	$436,015	$396,554
Other current assets	9,976	6,442
Total current assets	445,991	402,996

Property and equipment, net of accumulated depreciation of $64,430 and
$60,753 at May 31, 2010 and November 30, 2009, respectively	2,036	5,714

Other assets	1,685	1,685

Total assets	$449,712	$410,395

LIABILITIES AND EQUITY (DEFICIENCY)

Current liabilities
Notes payable - related parties	$-	$30,000
Accounts payable and accrued expenses	1,303,549	1,297,486
Current portion of deferred revenue	49,318	98,862
Total current liabilities	1,352,867	1,426,348

Non-current liabilities
Convertible debentures, net of discount	44,356	40,320
Deferred income, net of current portion	622,035	646,694
Derivative liability related to Series B convertible preferred stock	230,123	-
Total non-current liabilities	896,514	687,014

Total liabilities	2,249,381	2,113,362

Commitments and contingencies	-	-

Equity (Deficiency)
MultiCell Technologies, Inc. equity (deficiency)
Undesignated preferred stock, $0.01 par value; 963,000 shares authorized	-	-
Series B convertible preferred stock, 17,000 shares designated; 16,262
shares issued and outstanding; liquidation value of $1,870,035	1,830,035	1,830,035
Series I convertible preferred stock, 20,000 shares designated; 5,734 shares
issued and outstanding; liquidation value of $573,400	573,400	573,400
Common stock, $0.01 par value; 475,000,000 shares authorized;
376,043,136 and 299,892,504 shares issued and outstanding at
May 31, 2010 and November 30, 2009, respectively	3,760,431	2,998,925
Additional paid-in capital	31,197,972	32,514,975
Accumulated deficit	(38,418,521)	(38,917,068)
Total MultiCell Technologies, Inc. stockholders' equity (deficiency)	(1,056,683)	(999,733)
Noncontrolling interests	(742,986)	(703,234)
Total equity (deficiency)	(1,799,669)	(1,702,967)

Total liabilities and equity (deficiency)	$449,712	$410,395

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31,		May 31,
	2010	2009	2010	2009

Revenue	$30,024	$43,295	$74,203	$85,882

Operating expenses
Selling, general and administrative	212,538	201,765	406,085	385,763
Research and development	34,062	56,942	133,430	95,347
Depreciation and amortization	1,795	2,387	3,678	4,878

Total operating expenses	248,395	261,094	543,193	485,988

Loss from operations	(218,371)	(217,799)	(468,990)	(400,106)

Other income (expense)
Interest expense	(5,977)	(7,381)	(12,176)	(15,142)
Change in fair value of derivative liability	47,521	-	(3,906)	-
Interest income	-	285	-	639

Total other income (expense)	41,544	(7,096)	(16,082)	(14,503)

Net loss	(176,827)	(224,895)	(485,072)	(414,609)

Less net loss attributable to the noncontrolling interests	(17,177)	(29,609)	(39,752)	(46,161)

Net loss attributable to MultiCell Technologies, Inc.	(159,650)	(195,286)	(445,320)	(368,448)

Preferred stock dividends	(37,402)	(37,403)	(73,992)	(73,992)

Net loss attributable to common stockholders	$(197,052)	$(232,689)	$(519,312)	$(442,440)

Basic and Diluted Loss Per Common Share
Attributable to Common Stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted-Average
Common Shares Outstanding	355,700,665	158,710,005	336,099,411	130,874,575

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)
For the Six Months Ended May 31, 2009 and 2010
(Unaudited)

							Additional			Total
	Preferred Stock - Series B		Preferred Stock - Series I		Common stock		Paid in	Accumulated	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Interests	(Deficiency)

Balance at November 30, 2008	16,262	$1,830,035	5,734	$573,400	83,146,214	$831,462	$32,894,705	$(38,012,502)	$(615,537)	$(2,498,437)

Issuance of common stock for
conversion of 4.75% debentures	-	-	-	-	94,812,069	948,121	(943,081)	-	-	5,040

Issuance of common stock for
exercise of warrants	-	-	-	-	504,000	5,040	544,320	-	-	549,360

Dividends on Series B preferred
stock	-	-	-	-	-	-	-	(73,992)	-	(73,992)

Net loss	-	-	-	-	-	-	-	(368,448)	(46,161)	(414,609)

Balance at May 31, 2009	16,262	$1,830,035	5,734	$573,400	178,462,283	$1,784,623	$32,495,944	$(38,454,942)	$(661,698)	$(2,432,638)

Balance at November 30, 2009,
prior to change in accounting principle	16,262	$1,830,035	5,734	$573,400	299,892,504	$2,998,925	$32,514,975	$(38,917,068)	$(703,234)	$(1,702,967)

Cumulative effect of a change in
accounting principle for
beneficial conversion feature
of Series B preferred stock	-	-	-	-	-	-	(1,244,076)	1,017,859	-	(226,217)

Balance at November 30, 2009,
as restated	16,262	1,830,035	5,734	573,400	299,892,504	2,998,925	31,270,899	(37,899,209)	(703,234)	(1,929,184)

Issuance of common stock for
conversion of 4.75% debentures	-	-	-	-	75,204,302	752,043	(746,079)	-	-	5,964

Issuance of common stock for
exercise of warrants	-	-	-	-	596,330	5,963	644,037	-	-	650,000

Issuance of common stock for
compensation to employees	-	-	-	-	350,000	3,500	489	-	-	3,989

Stock-based compensation	-	-	-	-	-	-	28,626	-	-	28,626

Dividends on Series B preferred
stock	-	-	-	-	-	-	-	(73,992)	-	(73,992)

Net loss	-	-	-	-	-	-	-	(445,320)	(39,752)	(485,072)

Balance at May 31, 2010	16,262	$1,830,035	5,734	$573,400	376,043,136	$3,760,431	$31,197,972	$(38,418,521)	$(742,986)	$(1,799,669)

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	May 31,
	2010	2009
Cash flows from operating activities
Net loss	$(485,072)	$(414,609)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,678	4,878
Stock-based compensation for services	32,615	-
Interest expense from amortization of discount
on convertible debentures	10,000	10,000
Change in fair value of derivative liability	3,906	-
Changes in assets and liabilities
Other current assets	(3,534)	11,027
Accounts payable and accrued liabilities	(67,929)	(117,401)
Deferred income	(74,203)	41,518
Net cash used in operating activities	(580,539)	(464,587)

Cash flows from investing activities
Collection of principal on note receivable	-	17,356
Net cash provided by investing activities	-	17,356

Cash flows from financing activities
Proceeds from the exercise of stock warrants	650,000	549,360
Payment of principal on notes payable - related parties	(30,000)	(5,000)
Net cash provided by financing activities	620,000	544,360
Net increase in cash and cash equivalents	39,461	97,129
Cash and cash equivalents at beginning of period	396,554	6,022
Cash and cash equivalents at end of period	$436,015	$103,151

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,240	$13,042
Noncash Investing and Financing Activities:
Issuance of common stock for conversion of 4.75% debentures	5,964	5,040
Accrual of dividends on Series B preferred stock	73,992	73,992

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS, BASIS OF PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS

ORGANIZATION AND NATURE OF OPERATIONS

MultiCell Technologies, Inc. (“MultiCell”), operates three subsidiaries, MCT Rhode Island Corp. (“MCT”), Xenogenics Corporation (“Xenogenics”), and MultiCell Immunotherapeutics, Inc. (“MCTI”).  MCT is a 100%-owned subsidiary that has been inactive since its formation in 2004. Xenogenics is a 56.4%-owned subsidiary with a focus on the research and development of Sybiol technology. Xenogenics has not generated any revenues as of May 31, 2010. MultiCell holds approximately 67% of the outstanding shares (on an as if converted basis) of MCTI. As used herein, the “Company” refers to MultiCell, together with MCT, Xenogenics, and MCTI.

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell Technologies, Inc. and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended November 30, 2009 previously filed with the SEC. The results of operations for the three-month and six-month periods ended May 31, 2010 are not necessarily indicative of the operating results for the fiscal year ending November 30, 2010.  The condensed consolidated balance sheet as of November 30, 2009 has been derived from the Company’s audited financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued new accounting guidance on noncontrolling interests in consolidated financial statements.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This guidance requires the recognition of a noncontrolling interest (minority interest) as equity or deficit in the consolidated financial statements and separate from the parent’s equity or deficit. The amount of net income or loss attributable to the noncontrolling interest is included in consolidated net income or loss on the face of the statement of operations. It also amends certain consolidation procedures for consistency with the requirements of the new accounting guidance on business combinations. This guidance also includes expanded disclosure requirements regarding the interests of the parent and of its noncontrolling interest.  The Company adopted the new accounting guidance on noncontrolling interests effective December 1, 2009, at which date the Company’s consolidated financial statements were retroactively restated to reflect the new presentation for noncontrolling interests in the Company’s consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In June 2008, the FASB ratified accounting guidance for determining whether an instrument, or an embedded feature, is indexed to an entity's own stock.  The guidance provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  The guidance is effective for fiscal years beginning after December 15, 2008. The Company adopted this new accounting guidance effective December 1, 2009.  As more fully discussed in Note 5 to these condensed consolidated financial statements, the Company determined that the fair value of the beneficial conversion feature related to the Series B convertible preferred stock is required to be accounted for as an embedded derivative as of December 1, 2009 under this new accounting guidance.  The accounting implications of this determination is that the fair value of the derivative, calculated to be $226,217 as of December 1, 2009, was recorded as a noncurrent liability with a corresponding adjustment to equity on that date.  The Company is also required to record the change in the fair value of the derivative liability at each subsequent balance sheet date, with a corresponding adjustment to other income or expense.  The change in the fair value of the derivative was a decrease of $47,521 and an increase of $3,906 for the three months and six months ended May 31, 2010, respectively.

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provided clarification for existing disclosures requirements. More specifically, this update will require an entity to disclose separately (a) the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company adopted the new disclosures requirements in the second quarter of fiscal 2010.  Other than requiring additional disclosures, adoption of this guidance did not have and is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In February 2010, the FASB issued amended guidance on disclosure of subsequent events, eliminating the requirement to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The Company adopted these new requirements in its second quarter of 2010.

NOTE 2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As of May 31, 2010, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $38,418,521.  The Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, the Company’s therapeutic for the treatment of fatigue in multiple sclerosis patients. Management is evaluating several sources of financing for its clinical trial program.  Additionally, with its strategic shift in focus to therapeutic programs and technologies, management expects the Company’s future cash requirements to increase significantly as it advances the Company’s therapeutic programs into clinical trials.  Until the Company is successful in raising additional funds, it may have to prioritize its therapeutic programs and delays may be necessary in some of the Company’s development programs.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Since March of 2008, the Company has operated on working capital principally provided by La Jolla Cove Investors, Inc. (LJCI). As further described in Note 3 to these condensed consolidated financial statements, under terms of the agreement, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of May 31, 2010, there are 7,935,629 shares remaining on the stock purchase warrant and a balance of $79,356 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants, approximately $8.6 million of cash would be provided to the Company. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture over the next year.

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

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price.  The Conversion Price is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert.  During the three months ended May 31, 2010, LJCI converted $2,763 of the Debenture into 39,802,103 shares of common stock.  During the six months ended May 31, 2010, LJCI converted $5,964 of the Debenture into 75,204,302 shares of common stock.  Simultaneously with these conversions, LJCI exercised warrants to purchase 276,330 and 596,330 shares of the Company’s common stock during the three months and the six months ended May 31, 2010, respectively.  Proceeds from the exercise of the warrants were $310,200 and $650,000 for the three months and the six months ended May 31, 2010, respectively.  As of May 31, 2010, the remainder of the Debenture in the amount of $79,356 could have been converted by LJCI into approximately 1.3 billion shares of common stock, which would require LJCI to simultaneously exercise and purchase all of the remaining 7,935,629 shares of common stock under the LJCI Warrant at $1.09 per share.  For the Debenture, upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. After May 31, 2010, the Company, at its sole discretion, has the right, without limitation or penalty, to redeem the outstanding principal amount of this debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A discount representing the value of 10 million warrants issued in the amount of $73,727 was recorded as a reduction to the note. The discount was calculated based on the relative fair values of the convertible debenture and the warrants. The fair market value of the warrants used in the above calculation was determined under the Black-Scholes option-pricing model.  Additionally, based on the excess of the aggregate fair value of the common shares that would have been issued if the Debenture had been converted immediately over the proceeds allocated to the convertible debenture, the investors received a beneficial conversion feature for which the Company recorded an increase in additional paid-in-capital of $26,273 and a corresponding discount to the debenture.  These discounts, in the aggregate amount of $100,000, are being amortized over the 60-month term of the debenture as a charge to interest expense. The balance of the unamortized discount is $35,000 at May 31, 2010.

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

Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company will pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of the Wall Street Journal Prime Rate plus 1%, or 9%.  In no event will the dividend rate be greater than 12% per annum.  The dividend will be payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first day of that month.  In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares is reduced to 85% of the otherwise applicable conversion price.  The Company has not paid the required monthly Series B preferred dividends since November 30, 2006, which, in part, has caused the conversion price to be reduced. During the three months ended May 31, 2009 and 2010, the Company accrued preferred dividends in the amounts of $37,403 and $37,402, respectively, on the Series B preferred stock.  During the six months ended May 31, 2009 and 2010, the Company accrued preferred dividends in the amounts of $73,992 on the Series B preferred stock.  Total accrued but unpaid preferred dividends recorded in the accompanying condensed consolidated balance sheet as of May 31, 2010 are $523,135, of which $243,835 are recorded in permanent equity with the Series B preferred stock and $279,300 are recorded as a current liability with accounts payable and accrued expenses.

The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by the conversion price.  The conversion price was originally $0.32 per share.  Upon the occurrence of an event of default (as defined in the agreement), the conversion price of the Series B shares shall be reduced to 85% of the then applicable conversion price of such shares. The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like.  In addition, the conversion price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options).  As a result of the Company issuing common stock upon conversion of convertible debentures and upon the exercise of warrants both at prices lower than the conversion price, and due to the Company not paying Series B dividends on a monthly basis, the conversion price of the Series B preferred stock has been reduced to $0.0636 per share as of May 31, 2010.  The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Effective December 1, 2009, the Company adopted new accounting provisions for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  These provisions apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by standards for accounting for derivative instruments and hedging activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As of December 1, 2009 and May 31, 2010, the Series B preferred stock was convertible into 21,341,207 and 25,569,182 shares of common stock, respectively.  The Company determined that the conversion feature to allow the holders of the Series B convertible preferred stock to acquire common shares is an embedded derivative that no longer qualifies as equity under the new accounting guidance.  As a result of adopting these standards, the Company has evaluated the conversion feature as though it was accounted for as a derivative liability since the issuance of the Series B convertible preferred stock in July 2006 and has recorded, as a cumulative effect adjustment on December 1, 2009, a noncurrent derivative liability of $226,217 with a corresponding reduction in other components of equity on that date.  The fair value of the conversion feature decreased by $47,521 during the three months ended May 31, 2010, which was recorded as a gain from the change in the fair value of the derivative liability.  The fair value of the conversion feature increased by $3,906 during the six months ended May 31, 2010, which was recorded as a loss from the change in the fair value of the derivative liability.

The fair value of the embedded conversion feature was estimated to be $0.0090, 0.0119, and $0.0106 per share of common stock as of May 31, 2010, February 28, 2010 and December 1, 2009, respectively, and has been estimated using the Black-Scholes pricing model using the following assumptions:

	May 31, 2010	February 28, 2010	December 1, 2009

Risk free interest rate	3.31%	3.61%	3.28%
Expected life	10 Years	10 Years	10 Years
Dividend yield	-	-	-
Volatility	140%	140%	150%

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

NOTE 7. COMMON STOCK

In March 2010, the Company issued a total of 350,000 shares of common stock to its two employees.  On the date that issuance was authorized, the closing price of the common stock was $0.0115, representing compensation of $3,989.

NOTE 8. LICENSE AGREEMENTS AND DEFERRED REVENUE

On October 9, 2007, MultiCell Technologies, Inc. (“MultiCell”) executed an exclusive license and purchase agreement (the “Agreement”) with Corning Incorporated (“Corning”) of Corning, New York.  Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell MultiCell’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (ADME/Tox assays).  MultiCell retained and will continue to support all of its existing licensees, including Pfizer, Bristol-Myers Squibb, and Eisai.  MultiCell retains the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays.   MultiCell also retains rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to produce therapeutic proteins using the Company’s BioFactories™ technology, to identify drug targets and for other applications related to the Company’s internal drug development programs.  Corning paid MultiCell $750,000 in consideration for the license granted.  The Company is recognizing the income ratably over a 17 year period.  The Company recognized $11,029 and $22,059, respectively, in income for the three months and six months ended May 31, 2010 and 2009.  The balance of deferred revenue from this license is $632,353 at May 31, 2010 and will be amortized into revenue through October 2024.

The Company had a license agreement with Eisai, for which revenue was being deferred.  During May 2008 and April 2009, the Company received $121,030 and $127,400, respectively, from Eisai representing the second and third annual installments under their five-year agreement.  On May 1, 2009, Eisai notified the Company of its plan to terminate the license agreement effective March 31, 2010.  The Company recognized revenue from the agreement with Eisai in the amounts of $17,695 and $49,544, respectively, for the three months and six months ended May 31, 2010.  The Company recognized revenue from the agreement with Eisai in the amounts of $30,966 and $61,223, respectively, for the three months and six months ended May 31, 2009.  The balance of deferred revenue from the agreement with Eisai is $0 at May 31, 2010, and no further revenue will be recognized from this agreement.

The Company has another license agreement with Pfizer, for which revenue is being deferred.  The Company recognized revenue from the agreement with Pfizer in the amount of $1,300 and $2,600 for the three months and six months ended May 31, 2010 and 2009, respectively.  The balance of deferred revenue from the agreement with Pfizer is $39,000 at May 31, 2010, which will be amortized into revenue through January 2018.

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

A summary of stock option activity for the six-month period ended May 31, 2010 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at November 30, 2009	9,338,947	$0.19	4.0 years	$10,060
Granted	-	-
Exercised	-	-
Expired	(1,110,000)	1.40

Outstanding at May 31, 2010	8,228,947	$0.03	4.0 years	$-

Exercisable at May 31, 2010	6,662,280	$0.04	4.0 years	$-

There were no options granted during the six months ended May 31, 2010.  During the six months ended May 31, 2009, an option was granted to a scientific advisor to purchase 30,000 shares of common stock at $0.011 per share.  The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model.  The weighted-average fair value of the stock option granted during the six months ended May 31, 2009 was $0.0102.  The weighted-average assumptions used for the option granted during the six months ended May 31, 2009 were risk-free interest rate of 2.0%, volatility of 157%, expected life of 5.0 years, and dividend yield of zero.  The assumptions employed in the Black-Scholes option pricing model include the following.  The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.

For the three-month periods ended May 31, 2010 and 2009, the Company reported compensation expense related to stock options of $14,313 and $0, respectively.  For the six-month periods ended May 31, 2010 and 2009, the Company reported compensation expense related to stock options of $28,626 and $0, respectively.  As of May 31, 2010, there was $8,909 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 1.6 years.  The intrinsic values at May 31, 2010 are based on a closing price of $0.0095.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock Warrants

In connection with the issuance of common stock, preferred stock, notes payable, and debentures, and as compensation for services provided, the Company has issued warrants to purchase shares of the Company’s common stock.  The Company did not issue warrants during the six months ended May 31, 2010 or 2009.

A summary of stock warrant activity for the six-month period ended May 31, 2010 is presented below:

Shares
Under
Warrants

Outstanding at November 30, 2009	24,099,321
Issued	-
Exercised	(596,330)
Expired	(200,000)

Outstanding at May 31, 2010	23,302,991

NOTE 10. LOSS PER SHARE

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed on the basis of the weighted-average number of common shares and all dilutive potentially issuable common shares outstanding during the year. Common stock issuable upon conversion of debt and preferred stock, or exercise of stock options and stock warrants have not been included in the loss per share for the three month or six month periods ended May 31, 2010 and 2009 as they are anti-dilutive.

The potential common shares as of May 31, 2010 are as follows:

Warrants	23,302,991
Stock options	8,228,947
Series B Convertible Preferred Stock	25,569,182
Series I Convertible Preferred Stock	2,293,600
LJCI Second Debenture	1,296,226,507

1,355,621,227

The Company does not currently have sufficient authorized shares of common stock to meet the commitments entered into under the Debenture and the related LJCI Warrants.  As further discussed in Note 3, upon the conversion of any portion of the remaining $79,356 principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the remaining 7,935,629 warrant shares equal to the percentage of the dollar amount of the Debenture being converted.  The agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding common shares of the Company. Furthermore, the Company has the right to redeem that portion of the Debenture that the holder may elect to convert and also has the right to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. FAIR VALUE MEASUREMENTS

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the Company and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at May 31, 2010 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$230,123	$-	$230,123

There were no liabilities measured at fair value at November 30, 2009.  As further described in Note 5, the fair value of the derivative liability is determined using the Black-Scholes pricing model.

NOTE 12. SUBSEQUENT EVENTS

Stock Issued for Conversion of Debenture and Exercise of Warrants

As more fully discussed in Note 3 to these consolidated financial statements, the Company sold a convertible debenture to La Jolla Cove Investors, Inc. (LJCI) and issued LJCI a stock warrant in connection with the convertible debenture.  Between June 1, 2010 and July 14, 2010, LJCI converted $800 of the 4.75% debenture into 14,106,970 shares of common stock.  Simultaneously with the conversions of the debenture, LJCI was required to exercise warrants to purchase 80,000 shares of common stock at $1.09 per share.  The total proceeds from the exercise of the warrants was $87,200.

Grant of Stock Options

On June 28, 2010, the Board of Directors also granted an option to each of the five directors to purchase one million shares of the Company’s common stock at $.008 per share, the closing price of the Company’s common stock on the date of grant.  The options vest quarterly over one year, subject to continuing service as a director on such dates, and expire five years after grant.

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

As funding permits, we intend to gradually add scientific and support personnel.  We want to add specialists for our key research areas.  These strategic additions will help us expand our product offerings leading us to additional revenues and profits.  As revenues increase, additional administrative personnel will be necessary to meet the added workload.  Other expenses, such as sales and customer service, will be added commensurate with increased revenues.  Our current research and development efforts focus on development of future cell lines and therapeutic products and improvement of existing products.  Due to the ongoing nature of this research, we are unable to ascertain with certainty the estimated completion dates and total costs associated with this research.  As with any research efforts, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance our market position.  Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred.  For the six months ended May 31, 2010 and 2009, research and development costs were $133,430 and $95,347, respectively.  Research and development costs include such costs as allocations of salaries, employee benefits, certain legal costs, and supplies.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations.  The consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Three Months Ended May 31, 2010 Compared to the Three Months Ended May 31, 2009

Revenue. Total revenue for the three months ended May 31, 2010 was $30,024, as compared to revenue of $43,295 for the same quarter in the prior fiscal year, a decrease of $13,271.  All of the revenue for the quarters ended May 31, 2010 and 2009 is from license revenue under agreements with Corning, Pfizer, and Eisai.  The decrease in revenue for the three months ended May 31, 2010 compared to the corresponding quarter of the prior year is due to the cancelation of the license agreement with Eisai as of March 31, 2010.

Operating Expenses. Total operating expenses for the three months ended May 31, 2010 were $248,395, compared to operating expenses for the three months ended May 31, 2009 of $261,094, representing a decrease of $12,699.  This decrease was principally due to 1) a decrease in legal and consulting fees of $58,255; 2) offset by an increase in stock-based compensation of $18,303; 3) offset by an increase in shareholder meeting expense of $8,589; and 4) offset by an adjustment reversing accrued director fees in the prior year resulting from the change in the second quarter of the prior year in the compensation arrangement with directors.

Other income (expense). Other income (expense) amounted to net income of $41,544 for the three months ended May 31, 2010 as compared to net expense of $7,096 for the corresponding quarter of the prior year.  Other income (expense) for the three months ended May 31, 2010 consists of interest expense of $5,977 and a gain from the change in fair value of derivative liability of $47,521.  Other income (expense) for the three months ended May 31, 2009 was composed of interest expense of $7,381 and interest income of $285.  Interest expense includes interest on the 4.75% debentures, including amortization of discount, plus interest on notes payable to related parties.  The change in fair value of derivative liability is the result of our adoption on December 1, 2009 of new accounting guidance related to the embedded conversion feature in the Series B convertible preferred stock.  The valuation of the derivative liability is dependent upon a number of factors beyond our control.  As such, the amount of other income or expense that we report related to the change in the fair value of the derivative liability is somewhat unpredictable, but may be significant, and will continue to be reported until the holders of the Series B convertible preferred stock have converted their shares into shares of our common stock.

Net Loss. Net loss for the three months ended May 31, 2010 was $176,827, as compared to a net loss of $224,895 for the same period in the prior fiscal year, representing a decrease in the net loss of $48,068.  The primary reason for this decreased loss in the current year is due to the decrease in operating expenses and due to the gain from the change in fair value of derivative liability, as explained above.

Six Months Ended May 31, 2010 Compared to the Six Months Ended May 31, 2009

 Revenue. Total revenue for the six months ended May 31, 2010 was $74,203, as compared to revenue of $85,882 for the six months ended May 31, 2009, a decrease of $11,679.  All of the revenue for the six months ended May 31, 2010 and 2009 is from license revenue under agreements with Corning, Pfizer, and Eisai.  The decrease in revenue for the six months ended May 31, 2010 compared to the corresponding period of the prior year is due to the cancelation of the license agreement with Eisai as of March 31, 2010.

Operating Expenses. Total operating expenses for the six months ended May 31, 2010 were $543,193, compared to operating expenses for the six months ended May 31, 2009 of $485,988, representing an increase of $57,205.  This increase was principally due to 1) an increase in legal, accounting, and consulting fees of $27,556 and 2) an increase in stock-based compensation of $32,615.

Other income (expense). Other income (expense) amounted to net expense of $16,082 for the six months ended May 31, 2010 as compared to net expense of $14,503 for the corresponding period of the prior year.  Other income (expense) for the six months ended May 31, 2010 consists of interest expense of $12,176 and a loss from the change in fair value of derivative liability of $3,906.  Other income (expense) for the six months ended May 31, 2009 was composed of interest expense of $15,142 and interest income of $639.  Interest expense includes interest on the 4.75% debentures, including amortization of discount, plus interest on notes payable to related parties.  The change in fair value of derivative liability is the result of our adoption on December 1, 2009 of new accounting guidance related to the embedded conversion feature in the Series B convertible preferred stock.  The valuation of the derivative liability is dependent upon a number of factors beyond our control.  As such, the amount of other income or expense that we report related to the change in the fair value of the derivative liability is somewhat unpredictable, but may be significant, and will continue to be reported until the holders of the Series B convertible preferred stock have converted their shares into shares of our common stock.

Net Loss. Net loss for the six months ended May 31, 2010 was $485,072, as compared to a net loss of $414,609 for the same period in the prior fiscal year, representing an increase in the net loss of $70,463.  The primary reason for this increase in loss in the current year is due to the decrease in revenues and increase in operating expenses, as explained above.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance of debt or equity instruments.  The following is a summary of our key liquidity measures at May 31, 2010 and 2009:

	May 31, 2010	May 31, 2009
Cash and cash equivalents	$436,015	$103,151

Current assets	$445,991	$108,916
Current liabilities	(1,352,867)	(1,843,373)
Working capital deficiency	$(906,876)	$(1,734,457)

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

Commencing in about March 2008, the Company has operated on working capital provided by La Jolla Cove Investors (“LJCI”) in connection with its exercise of warrants issued to it by the Company (which LJCI must exercise whenever it wants to convert amounts owning under the convertible debenture it holds), all as discussed in more detail below.  The warrants are exercisable at $1.09 per share.  As of May 31, 2010 there were 7,935,629 shares remaining on the stock purchase warrant.  Should LJCI continue to exercise all of its remaining warrants approximately $8.6 million of cash would be provided to the Company.  However, the Debenture Purchase Agreement (discussed below) limits LJCI’s stock ownership in the Company to 9.99% of the outstanding shares of the Company.  The Company expects that LJCI will continue to exercise the warrants and continue to convert the debenture over the next year, but cannot assure that LJCI will do so. We are investigating the possible sale or license of certain assets that we did not already license to Corning in October 2007.  We are presently pursuing discussions with companies operating in the stem cell research market and the general life science research market.

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

The Debenture is convertible at the option of LJCI at any time up to maturity at a conversion price equal to the lesser of the fixed conversion price of $1.00, or 80% of the average of the lowest three daily volume weighted average trading prices per share of our common stock during the twenty trading days immediately preceding the conversion date.  The Debenture accrues interest at 4.75% per year payable in cash or our common stock.  Through May 31, 2010, interest is being paid in cash on a monthly basis.  If paid in stock, the stock will be valued at the rate equal to the conversion price of the Debenture in effect at the time of payment.

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

Cash provided by (used in) operating, investing and financing activities for the six month periods ended May 31, 2010 and 2009 is as follows:

	May 31, 2010	May 31, 2009
Operating activities	$(580,539)	$(464,587)
Investing activities	-	17,356
Financing activities	620,000	544,360
Net increase in cash and cash equivalents	$39,461	$97,129

Operating Activities

For the six months ended May 31, 2010, the most significant differences between our net loss and our net cash used in operating activities are due to non-cash charges totaling $50,199 included in our net loss for compensation, interest, depreciation, and change in fair value of derivative liability, less changes in working capital totaling $145,666.  For the six months ended May 31, 2009, the most significant differences between our net loss and our net cash used in operating activities are due to net non-cash charges totaling $14,878 included in our net loss for interest and depreciation, less changes in working capital totaling $64,856.

Investing Activities

We had no cash flows from investing activities during the six months ended May 31, 2010.  Net cash provided by investing activities during the six months ended May 31, 2009 related to the collections of principal on a note receivable.

Financing Activities

During the six months ended May 31, 2010, principal cash flows from financing activities related to LJCI converting $5,964 of the 4.75% Debenture into common stock and exercising warrants to purchase 596,330 shares of common stock at a price of $1.09 per share, resulting in total proceeds of $650,000.  During the six months ended May 31, 2010, we also used $30,000 to repay the remaining amounts owed on notes payable to related parties.  During the six months ended May 31, 2009, LJCI converted $5,040 of the 4.75% Debenture into common stock and exercised warrants to purchase 504,000 shares of common stock at a price of $1.09 per share, resulting in total proceeds of $549,360.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2010 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of May 31, 2010, the following material weaknesses existed:

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

Due to this material weakness, management has concluded that our internal control over financial reporting was not effective as of May 31, 2010.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

None.

Item 1A: RISK FACTORS

Risks Related To Our Business

Our drug candidates and cellular systems technologies are in the early stages of clinical testing and we have a history of significant losses and may not achieve or sustain profitability.

Our drug candidates are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs.  Similarly, some of our cellular systems technologies are in early stages of development and require further development before they may be commercially viable.  We have incurred a substantial accumulated deficit since our inception in 1970.  As of May 31, 2010, our accumulated deficit was $38,418,521.  Our losses have primarily resulted from significant costs associated with the research and development relating to our cellular systems technologies and other operating costs.  We expect to incur increasing losses for at least several years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our drug candidates, and commercialize any approved drugs and as we continue to advance our cellular systems technologies business.  If our drug candidates fail in clinical trials or do not gain regulatory approval, or if our drugs and cellular systems technologies do not achieve market acceptance, we will not achieve or maintain profitability.  If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

 If La Jolla Cove Investors does not continue to provide us with working capital, it would have a material adverse effect on our financial condition and we may be unable to continue as a going concern.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended November 30, 2009, relative to our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our ability to obtain additional funding will determine our ability to continue as a going concern.  Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors, or LJCI. Under terms of the agreement, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of May 31, 2010 there are 7,935,629 shares remaining on the stock purchase warrant and a balance of $79,356 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants, approximately $8.6 million of cash would be provided to the Company. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and continue to convert the debenture over the next year.

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

We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures.  We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional securities, debt financing and/or the sale or licensing of our technologies.  We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources.  Although we raised gross proceeds of $650,000 and $1,510,240 during the six months ended May 31, 2010 and the year ended November 30, 2009, respectively, from the exercise of stock warrants, we do not have any binding commitment with regard to future financing.  If adequate funds are not available or are not available on acceptable terms, we may be unable to pursue our therapeutic programs, fund expansion of our cellular technologies business, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

We have never generated, and may never generate, revenues from commercial sales of our drug or therapeutic candidates and we may not have drugs or therapeutic products to market for at least several years, if ever.

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

Clinical trials may fail to demonstrate the desired safety and efficacy of our drug or therapeutic candidates, which could prevent or significantly delay completion of clinical development and regulatory approval.

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

All of our drug and therapeutic candidates are prone to the risks of failure inherent in drug development.  Preclinical studies may not yield results that would satisfactorily support the filing of an IND or comparable regulatory filing abroad with respect to our drug candidates, and, even if these applications would be or have been filed with respect to our drug and therapeutic candidates, the results of preclinical studies do not necessarily predict the results of clinical trials.  Similarly, early-stage clinical trials do not predict the results of later-stage clinical trials, including the safety and efficacy profiles of any particular drug and therapeutic candidate.  In addition, there can be no assurance that the design of our clinical trials is focused on appropriate disease types, patient populations, dosing regimens or other variables which will result in obtaining the desired efficacy data to support regulatory approval to commercialize the drug or therapeutic.  Even if we believe the data collected from clinical trials of our drug and therapeutic candidates are promising, such data may not be sufficient to support approval by the FDA or any other United States or foreign regulatory authority.  Preclinical and clinical data can be interpreted in different ways.  Accordingly, FDA officials or officials from foreign regulatory authorities could interpret the data in different ways than we or our partners do, which could delay, limit or prevent regulatory approval.

Administering any of our drug candidates and therapeutic products, or potential drug candidates that are the subject of preclinical studies to animals, may produce undesirable side effects, also known as adverse effects.  Toxicities and adverse effects that we have observed in preclinical studies for some compounds in a particular research and development program may occur in preclinical studies or clinical trials of other compounds from the same program.  Such toxicities or adverse effects could delay or prevent the filing of an IND or comparable regulatory filing abroad with respect to such drug candidates or potential drug candidates or cause us to cease clinical trials with respect to any drug candidate.  In clinical trials, administering any of our drug candidates to humans may produce adverse effects.  These adverse effects could interrupt, delay or halt clinical trials of our drug candidates and could result in the FDA or other regulatory authorities denying approval of our drug candidates for any or all targeted indications.  The FDA, other regulatory authorities, our partners or we may suspend or terminate clinical trials at any time.  Even if one or more of our drug candidates were approved for sale, the occurrence of even a limited number of toxicities or adverse effects when used in large populations may cause the FDA to impose restrictions on, or prevent, the further marketing of such drugs.  Indications of potential adverse effects or toxicities which may occur in clinical trials and which we believe are not significant during the course of such trials may later turn out to actually constitute serious adverse effects or toxicities when a drug has been used in large populations or for extended periods of time.  Any failure or significant delay in completing preclinical studies or clinical trials for our drug candidates, or in receiving and maintaining regulatory approval for the sale of any drugs resulting from our drug candidates, may severely harm our reputation and business.

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

We rely on third parties to produce our products and clinical trial drug supplies, and anticipate continued reliance on contract manufacturers for the development and commercialization of our potential products and drugs.

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

The Sybiol® synthetic bio-liver device will be classified as a "biologic" regulated under the Public Health Service Act and the Food, Drug and Cosmetic Act.  The use of human immortalized liver cells for this application will also be regulated by the FDA.  We have not yet begun the regulatory approval process for our Sybiol® biosynthetic liver device with the FDA.  We may, when adequate funding and resources are available, begin the approval process.  If we are able to validate the device design, then we currently plan to find a partner to take the project forward.  Before human studies may begin, the cells provided for the system will be subjected to the same scrutiny as the Sybiol device.  We will need to demonstrate sufficient process controls to meet strict standards for a complex medical system.  This means the cell production facility will need to meet the same Good Manufacturing Practice standards as those pertaining to a pharmaceutical company.

If we receive regulatory approval, we will also be subject to ongoing FDA obligations and continued regulatory review, such as continued safety reporting requirements, and we may also be subject to additional FDA post-marketing obligations, all of which may result in significant expense and limit our ability to commercialize our potential drugs.

Any regulatory approvals that we or our partners receive for our drug candidates may also be subject to limitations on the indicated uses for which the drug may be marketed or contain requirements for potentially costly post-marketing follow-up studies.  In addition, if the FDA approves any of our drug candidates, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping for the drug will be subject to extensive regulatory requirements.  The discovery of previously unknown problems with the drug, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the drug, and could include withdrawal of the drug from the market.

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

MULTICELL TECHNOLOGIES, INC.

July 15, 2010	By:	/s/ W. Gerald Newmin

W. Gerald Newmin (Chief Executive Officer and Chief Financial Officer)