Form 10-Q
period 2010-08-31
MultiCell Technologies, Inc.
filed 2010-10-12
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended August 31, 2010.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of October 8, 2010, the issuer had 434,728,911 shares of Common Stock, $.01 par value, outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Item 1: Financial Statements

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 31,	November 30,
	2010	2009
ASSETS

Current assets
Cash and cash equivalents	$405,452	$396,554
Other current assets	8,451	6,442
Total current assets	413,903	402,996

Property and equipment, net of accumulated depreciation of $64,905 and $60,753 at August 31, 2010 and November 30, 2009, respectively	1,562	5,714

Other assets	1,685	1,685

Total assets	$417,150	$410,395

LIABILITIES AND EQUITY (DEFICIENCY)

Current liabilities
Notes payable - related parties	$-	$30,000
Accounts payable and accrued expenses	1,359,304	1,297,486
Current portion of deferred revenue	49,318	98,862
Total current liabilities	1,408,622	1,426,348

Non-current liabilities
Convertible debentures, net of discount	47,306	40,320
Deferred income, net of current portion	609,706	646,694
Derivative liability related to Series B convertible preferred stock	86,169	-
Total non-current liabilities	743,181	687,014

Total liabilities	2,151,803	2,113,362

Commitments and contingencies	-	-

Equity (Deficiency)
MultiCell Technologies, Inc. equity (deficiency)
Undesignated preferred stock, $0.01 par value; 963,000 shares authorized	-	-
Series B convertible preferred stock, 17,000 shares designated; 11,339 and 16,262 shares issued and outstanding at August 31, 2010 and November 30, 2009, respectively; liquidation value of $1,377,735 and $1,870,035 at August 31, 2010 and November 30, 2009, respectively	1,349,844	1,830,035
Series I convertible preferred stock, 20,000 shares designated; 5,734 shares issued and outstanding; liquidation value of $573,400	573,400	573,400
Common stock, $0.01 par value; 775,000,000 shares authorized; 427,296,479 and 299,892,504 shares issued and outstanding at August 31, 2010 and November 30, 2009, respectively	4,272,965	2,998,925
Additional paid-in capital	31,450,700	32,514,975
Accumulated deficit	(38,610,937)	(38,917,068)
Total MultiCell Technologies, Inc. stockholders' equity (deficiency)	(964,028)	(999,733)
Noncontrolling interests	(770,625)	(703,234)
Total equity (deficiency)	(1,734,653)	(1,702,967)

Total liabilities and equity (deficiency)	$417,150	$410,395

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2010	2009	2010	2009

Revenue	$12,330	$44,179	$86,533	$130,061

Operating expenses
Selling, general and administrative	207,116	198,382	613,201	584,145
Research and development	81,962	56,544	215,392	151,891
Depreciation and amortization	474	2,312	4,152	7,190

Total operating expenses	289,552	257,238	832,745	743,226

Loss from operations	(277,222)	(213,059)	(746,212)	(613,165)

Other income (expense)
Interest expense	(6,296)	(7,329)	(18,472)	(22,471)
Change in fair value of derivative liability	95,204	-	91,298	-
Interest income	-	-	-	639

Total other income (expense)	88,908	(7,329)	72,826	(21,832)

Net loss	(188,314)	(220,388)	(673,386)	(634,997)

Less net loss attributable to the noncontrolling interests	(27,639)	(20,800)	(67,391)	(66,961)

Net loss attributable to MultiCell Technologies, Inc.	(160,675)	(199,588)	(605,995)	(568,036)

Preferred stock dividends	(31,741)	(37,403)	(105,733)	(111,395)

Net loss attributable to common stockholders	$(192,416)	$(236,991)	$(711,728)	$(679,431)

Basic and Diluted Loss Per Common Share Attributable to Common Stockholders	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and Diluted Weighted-Average Common Shares Outstanding	399,253,590	201,604,921	357,304,464	154,623,450

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)
For the Nine Months Ended August 31, 2009 and 2010
(Unaudited)

							Additional			Total
	Preferred Stock - Series B		Preferred Stock - Series I		Common stock		Paid in	Accumulated	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Interests	(Deficiency)

Balance at November 30, 2008	16,262	$1,830,035	5,734	$573,400	83,146,214	$831,462	$32,894,705	$(38,012,502)	$(615,537)	$(2,498,437)

Issuance of common stock for conversion of 4.75% debentures	-	-	-	-	176,407,747	1,764,078	(1,754,068)	-	-	10,010

Issuance of common stock for exercise of warrants	-	-	-	-	1,001,000	10,010	1,081,080	-	-	1,091,090

Stock-based compensation	-	-	-	-	-	-	10,040	-	-	10,040

Dividends on Series B preferred stock	-	-	-	-	-	-	-	(111,395)	-	(111,395)

Net loss	-	-	-	-	-	-	-	(568,036)	(66,961)	(634,997)

Balance at August 31, 2009	16,262	$1,830,035	5,734	$573,400	260,554,961	$2,605,550	$32,231,757	$(38,691,933)	$(682,498)	$(2,133,689)

Balance at November 30, 2009, prior to change in accounting principle	16,262	$1,830,035	5,734	$573,400	299,892,504	$2,998,925	$32,514,975	$(38,917,068)	$(703,234)	$(1,702,967)

Cumulative effect of a change in accounting principle for beneficial conversion feature of Series B preferred stock	-	-	-	-	-	-	(1,244,076)	1,017,859	-	(226,217)

Balance at November 30, 2009, as restated	16,262	1,830,035	5,734	573,400	299,892,504	2,998,925	31,270,899	(37,899,209)	(703,234)	(1,929,184)

Issuance of common stock for conversion of 4.75% debentures	-	-	-	-	118,260,762	1,182,608	(1,174,595)	-	-	8,013

Issuance of common stock for exercise of warrants	-	-	-	-	801,330	8,013	865,437	-	-	873,450

Conversion of Series B preferred stock into common stock	(4,923)	(480,191)	-	-	7,991,883	79,919	449,022	-	-	48,750

Issuance of common stock for compensation to employees	-	-	-	-	350,000	3,500	490	-	-	3,990

Stock-based compensation	-	-	-	-	-	-	39,447	-	-	39,447

Dividends on Series B preferred stock	-	-	-	-	-	-	-	(105,733)	-	(105,733)

Net loss	-	-	-	-	-	-	-	(605,995)	(67,391)	(673,386)

Balance at August 31, 2010	11,339	$1,349,844	5,734	$573,400	427,296,479	$4,272,965	$31,450,700	$(38,610,937)	$(770,625)	$(1,734,653)

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	August 31,
	2010	2009
Cash flows from operating activities
Net loss	$(673,386)	$(634,997)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,152	7,190
Stock-based compensation for services	43,437	10,040
Interest expense from amortization of discount on convertible debentures	15,000	15,000
Change in fair value of derivative liability	(91,298)	-
Changes in assets and liabilities
Other current assets	(2,009)	10,720
Accounts payable and accrued liabilities	(43,916)	(192,591)
Deferred income	(86,532)	(2,661)
Net cash used in operating activities	(834,552)	(787,299)

Cash flows from investing activities
Collection of principal on note receivable	-	17,356
Net cash provided by investing activities	-	17,356

Cash flows from financing activities
Proceeds from the exercise of stock warrants	873,450	1,091,090
Advance from debenture holder	-	79,350
Payment of principal on notes payable - related parties	(30,000)	(15,000)
Net cash provided by financing activities	843,450	1,155,440
Net increase in cash and cash equivalents	8,898	385,497
Cash and cash equivalents at beginning of period	396,554	6,022
Cash and cash equivalents at end of period	$405,452	$391,519

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$8,709	$3,921
Noncash Investing and Financing Activities:
Issuance of common stock for conversion of 4.75% debentures	8,013	10,010
Conversion of Series B preferred stock into common stock and elimination of related derivative liability	480,191	-
Accrual of dividends on Series B preferred stock	105,733	111,395

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS, BASIS OF PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS

ORGANIZATION AND NATURE OF OPERATIONS

MultiCell Technologies, Inc. (“MultiCell”), operates three subsidiaries, MCT Rhode Island Corp. (“MCT”), Xenogenics Corporation (“Xenogenics”), and MultiCell Immunotherapeutics, Inc. (“MCTI”).  MCT is a 100%-owned subsidiary that has been inactive since its formation in 2004. Xenogenics is a 56.4%-owned subsidiary with a focus on the research and development of Sybiol technology. Xenogenics has not generated any revenues as of August 31, 2010. MultiCell holds approximately 67% of the outstanding shares (on an as if converted basis) of MCTI. As used herein, the “Company” refers to MultiCell, together with MCT, Xenogenics, and MCTI.

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell Technologies, Inc. and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended November 30, 2009 previously filed with the SEC. The results of operations for the three-month and nine-month periods ended August 31, 2010 are not necessarily indicative of the operating results for the fiscal year ending November 30, 2010.  The condensed consolidated balance sheet as of November 30, 2009 has been derived from the Company’s audited financial statements.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In June 2008, the FASB ratified accounting guidance for determining whether an instrument, or an embedded feature, is indexed to an entity's own stock.  The guidance provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  The guidance is effective for fiscal years beginning after December 15, 2008. The Company adopted this new accounting guidance effective December 1, 2009.  As more fully discussed in Note 5 to these condensed consolidated financial statements, the Company determined that the fair value of the beneficial conversion feature related to the Series B convertible preferred stock is required to be accounted for as an embedded derivative as of December 1, 2009 under this new accounting guidance.  The accounting implications of this determination is that the fair value of the derivative, calculated to be $226,217 as of December 1, 2009, was recorded as a noncurrent liability with a corresponding adjustment to equity on that date.  The Company is also required to record the change in the fair value of the derivative liability at each subsequent balance sheet date, with a corresponding adjustment to other income or expense.  The change in the fair value of the derivative was a decrease of $95,204 and a decrease of $91,298 for the three months and nine months ended August 31, 2010, respectively.

In January 2010, the FASB issued new accounting guidance related to improving disclosures about fair value measurements, to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, and the activity in fair value measurements using significant unobservable inputs (Level 3 inputs).  The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements related to activity of Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. The Company adopted the initial disclosures requirements in the second quarter of fiscal 2010.  Other than requiring additional disclosures, adoption of this guidance did not have and is not expected to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As of August 31, 2010, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $38,610,937.  The Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, the Company’s therapeutic for the treatment of fatigue in multiple sclerosis patients. Management is evaluating several sources of financing for its clinical trial program.  Additionally, with its strategic shift in focus to therapeutic programs and technologies, management expects the Company’s future cash requirements to increase significantly as it advances the Company’s therapeutic programs into clinical trials.  Until the Company is successful in raising additional funds, it may have to prioritize its therapeutic programs and delays may be necessary in some of the Company’s development programs.

Since March of 2008, the Company has operated on working capital principally provided by La Jolla Cove Investors, Inc. (LJCI). As further described in Note 3 to these condensed consolidated financial statements, under terms of the agreement, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of August 31, 2010, there are 7,730,629 shares remaining on the stock purchase warrant and a balance of $77,306 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants, approximately $8.4 million of cash would be provided to the Company. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture over the next year.

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

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price.  The Conversion Price is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert.  During the three months ended August 31, 2010, LJCI converted $2,050 of the Debenture into 43,056,460 shares of common stock.  During the nine months ended August 31, 2010, LJCI converted $8,013 of the Debenture into 118,260,762 shares of common stock.  Simultaneously with these conversions, LJCI exercised warrants to purchase 205,000 and 801,330 shares of the Company’s common stock during the three months and the nine months ended August 31, 2010, respectively.  Proceeds from the exercise of the warrants were $223,450 and $873,450 for the three months and the nine months ended August 31, 2010, respectively.  As of August 31, 2010, the remainder of the Debenture in the amount of $77,306 could have been converted by LJCI into approximately 1.9 billion shares of common stock, which would require LJCI to simultaneously exercise and purchase all of the remaining 7,730,629 shares of common stock under the LJCI Warrant at $1.09 per share.  For the Debenture, upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. After February 28, 2008, the Company, at its sole discretion, has the right, without limitation or penalty, to redeem the outstanding principal amount of this debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

A discount representing the value of 10 million warrants issued in the amount of $73,727 was recorded as a reduction to the note. The discount was calculated based on the relative fair values of the convertible debenture and the warrants. The fair market value of the warrants used in the above calculation was determined under the Black-Scholes option-pricing model.  Additionally, based on the excess of the aggregate fair value of the common shares that would have been issued if the Debenture had been converted immediately over the proceeds allocated to the convertible debenture, the investors received a beneficial conversion feature for which the Company recorded an increase in additional paid-in-capital of $26,273 and a corresponding discount to the debenture.  These discounts, in the aggregate amount of $100,000, are being amortized over the 60-month term of the debenture as a charge to interest expense. The balance of the unamortized discount is $30,000 at August 31, 2010.

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

Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company will pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of the Wall Street Journal Prime Rate plus 1%, or 9%.  In no event will the dividend rate be greater than 12% per annum.  The dividend will be payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first day of that month.  In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares is reduced to 85% of the otherwise applicable conversion price.  The Company has not paid the required monthly Series B preferred dividends since November 30, 2006, which, in part, has caused the conversion price to be reduced. During the three months ended August 31, 2009 and 2010, the Company accrued preferred dividends in the amounts of $37,403 and $31,741, respectively, on the Series B preferred stock.  During the nine months ended August 31, 2009 and 2010, the Company accrued preferred dividends in the amounts of $111,395 and $105,733, respectively, on the Series B preferred stock.  Total accrued but unpaid preferred dividends recorded in the accompanying condensed consolidated balance sheet as of August 31, 2010 are $554,876, of which $243,835 are recorded in permanent equity with the Series B preferred stock and $311,041 are recorded as a current liability with accounts payable and accrued expenses.

The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by the conversion price.  The conversion price was originally $0.32 per share.  Upon the occurrence of an event of default (as defined in the agreement), the conversion price of the Series B shares shall be reduced to 85% of the then applicable conversion price of such shares. The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like.  In addition, the conversion price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options).  As a result of the Company issuing common stock upon conversion of convertible debentures and upon the exercise of warrants both at prices lower than the conversion price, and due to the Company not paying Series B dividends on a monthly basis, the conversion price of the Series B preferred stock has been reduced to $0.0579 per share as of August 31, 2010.  The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In July 2010, the Company received notice from one of the preferred shareholders that it was converting 4,923 shares of Series B preferred stock.  The carrying value of the converted Series B preferred stock was $480,191, consisting of the original proceeds from the issuance of the preferred stock of $492,300 ($100 per share) less allocated issuance costs of $12,109.  On the date that the notice was received, the conversion price of the Series B preferred stock was $0.0616.  Accordingly, the conversion resulted in the issuance of 7,991,883 shares of common stock.  On the date that the notice was received, the fair value of the derivative liability (as discussed in the following paragraph) associated with the conversion feature of the converted Series B preferred stock was $48,750.  On the date of conversion, the fair value of the derivative liability related to the converted Series B preferred stock has been reclassified from non-current liabilities and included in the additional paid in capital for the newly-issued common stock.

Effective December 1, 2009, the Company adopted new accounting provisions for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  These provisions apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by standards for accounting for derivative instruments and hedging activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As of December 1, 2009 and August 31, 2010, there are 16,262 and 11,339 shares of Series B preferred stock that were convertible into 21,341,207 and 19,583,765 shares of common stock, respectively.  The Company determined that the conversion feature to allow the holders of the Series B convertible preferred stock to acquire common shares is an embedded derivative that no longer qualifies as equity under the new accounting guidance.  As a result of adopting these standards, the Company has evaluated the conversion feature as though it was accounted for as a derivative liability since the issuance of the Series B convertible preferred stock in July 2006 and has recorded, as a cumulative effect adjustment on December 1, 2009, a noncurrent derivative liability of $226,217 with a corresponding reduction in other components of equity on that date.  The fair value of the conversion feature decreased by $95,204 and $91,298 during the three months and nine months ended August 31, 2010, respectively, which has been recorded as a gain from the change in the fair value of the derivative liability.

The fair value of the embedded conversion feature was estimated to be $0.0044, $0.0090, and $0.0106 per share of common stock as of August 31, 2010, May 31, 2010, and December 1, 2009, respectively, and has been estimated using the Black-Scholes pricing model using the following assumptions:

	August 31, 2010	May 31, 2010	December 1, 2009

Risk free interest rate	2.47%	3.31%	3.28%
Expected life	10 Years	10 Years	10 Years
Dividend yield	-	-	-
Volatility	140%	140%	150%

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

NOTE 7. COMMON STOCK

On August 26, 2010, the shareholders of the Company approved the amendment of the Company’s Amended and Restated Certificate of Incorporation to increase the Company’s authorized common stock from 475 million to 775 million shares of common stock.  The amendment of the certificate of incorporation was filed with the Delaware Secretary of State on September 1, 2010.

In March 2010, the Company issued a total of 350,000 shares of common stock to its two employees.  On the date that issuance was authorized, the closing price of the common stock was $0.0115, representing compensation of $3,990.

NOTE 8. LICENSE AGREEMENTS AND DEFERRED REVENUE

On October 9, 2007, MultiCell Technologies, Inc. (“MultiCell”) executed an exclusive license and purchase agreement (the “Agreement”) with Corning Incorporated (“Corning”) of Corning, New York.  Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell MultiCell’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (ADME/Tox assays).  MultiCell retained and will continue to support all of its existing licensees, including Pfizer, Bristol-Myers Squibb, and Eisai.  MultiCell retains the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays.   MultiCell also retains rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to produce therapeutic proteins using the Company’s BioFactories™ technology, to identify drug targets and for other applications related to the Company’s internal drug development programs.  Corning paid MultiCell $750,000 in consideration for the license granted.  The Company is recognizing the income ratably over a 17 year period.  The Company recognized $11,029 and $33,088, respectively, in income for the three months and nine months ended August 31, 2010 and 2009.  The balance of deferred revenue from this license is $621,324 at August 31, 2010 and will be amortized into revenue through October 2024.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company had a license agreement with Eisai, for which revenue was being deferred.  During May 2008 and April 2009, the Company received $121,030 and $127,400, respectively, from Eisai representing the second and third annual installments under their five-year agreement.  On May 1, 2009, Eisai notified the Company of its plan to terminate the license agreement effective March 31, 2010.  The Company recognized revenue from the agreement with Eisai in the amounts of zero and $49,544, respectively, for the three months and nine months ended August 31, 2010.  The Company recognized revenue from the agreement with Eisai in the amounts of $31,850 and $93,073, respectively, for the three months and nine months ended August 31, 2009.  The balance of deferred revenue from the agreement with Eisai is zero at August 31, 2010, and no further revenue will be recognized from this agreement.

The Company has another license agreement with Pfizer, for which revenue is being deferred.  The Company recognized revenue from the agreement with Pfizer in the amount of $1,300 and $3,900 for the three months and nine months ended August 31, 2010 and 2009, respectively.  The balance of deferred revenue from the agreement with Pfizer is $37,700 at August 31, 2010, which will be amortized into revenue through January 2018.

NOTE 9. STOCK OPTIONS AND WARRANTS

On August 26, 2010, the stockholders of the Company approved the amendment of the 2004 Equity Incentive Plan.  The purpose of the 2004 Plan is to provide a means by which eligible recipients of stock awards may be given the opportunity to benefit from increases in the value of the common stock through granting of incentive stock options (ISO), non-statutory stock options, stock purchase awards, stock bonus awards, stock appreciation rights, stock unit awards and other stock awards.  The amendment of the 2004 Plan increases the shares reserved thereunder by 25 million shares.  There are 31,595,266 shares of common stock available for future awards under the 2004 Plan at August 31, 2010.

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

A summary of stock option activity for the nine-month period ended August 31, 2010 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at November 30, 2009	9,338,947	$0.19	4.0 years	$10,060
Granted	5,000,000	0.01
Exercised	-	-
Expired	(1,110,000)	1.40

Outstanding at August 31, 2010	13,228,947	$0.02	4.2 years	$-

Exercisable at August 31, 2010	7,953,114	$0.03	3.8 years	$-

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On June 28, 2010, the Board of Directors granted an option to each of the five directors to purchase one million shares of the Company’s common stock at $.008 per share.  The options vest quarterly over one year and expire five years after grant.  On June 25, 2009, the Board of Directors granted an option to each of the five directors to purchase one million shares of the Company’s common stock at $.011 per share.  The options vest quarterly over one year and expire five years after grant.  In May 2009, the Company also granted an option to a scientific advisor to purchase 30,000 shares of common stock at $0.011 per share.  The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model.  The weighted-average fair value of stock options granted during the nine months ended August 31, 2010 was $0.0075.  The weighted-average assumptions used for options granted during the nine months ended August 31, 2010 were risk-free interest rate of 1.8%, volatility of 165%, expected life of 5.0 years, and dividend yield of zero.  The weighted-average fair value of stock options granted during the nine months ended August 31, 2009 was $0.011.  The weighted-average assumptions used for options granted during the nine months ended August 31, 2009 were risk-free interest rate of 2.6%, volatility of 157%, expected life of 5.0 years, and dividend yield of zero.  The assumptions employed in the Black-Scholes option pricing model include the following.  The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.

For the three-month periods ended August 31, 2010 and 2009, the Company reported compensation expense related to stock options of $10,821 and $10,040, respectively.  For the nine-month periods ended August 31, 2010 and 2009, the Company reported compensation expense related to stock options of $39,447 and $10,040, respectively.  As of August 31, 2010, there was $35,588 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 1.0 years.  The intrinsic values at August 31, 2010 are based on a closing price of $0.0048.

Stock Warrants

In connection with the issuance of common stock, preferred stock, notes payable, and debentures, and as compensation for services provided, the Company has issued warrants to purchase shares of the Company’s common stock.  The Company did not issue warrants during the nine months ended August 31, 2010 or 2009.

A summary of stock warrant activity for the nine-month period ended August 31, 2010 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at November 30, 2009	24,099,321	$0.61	2.6 years	$-
Issued	-	-
Exercised	(801,330)	1.09
Expired	(300,000)	0.82

Outstanding at August 31, 2010	22,997,991	$0.59	1.9 years	$-

NOTE 10. LOSS PER SHARE

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed on the basis of the weighted-average number of common shares and all dilutive potentially issuable common shares outstanding during the year. Common stock issuable upon conversion of debt and preferred stock, or exercise of stock options and stock warrants have not been included in the loss per share for the three month or nine month periods ended August 31, 2010 and 2009 as they are anti-dilutive.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The potential common shares as of August 31, 2010 are as follows:

Warrants	22,997,991
Stock options	13,228,947
Series B Convertible Preferred Stock	19,583,765
Series I Convertible Preferred Stock	2,293,600
LJCI Second Debenture	1,913,284,107

1,971,388,410

The Company does not currently have sufficient authorized shares of common stock to meet the commitments entered into under the Debenture and the related LJCI Warrants.  As further discussed in Note 3, upon the conversion of any portion of the remaining $77,306 principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the remaining 7,730,629 warrant shares equal to the percentage of the dollar amount of the Debenture being converted.  The agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding common shares of the Company. Furthermore, the Company has the right to redeem that portion of the Debenture that the holder may elect to convert and also has the right to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

NOTE 11. FAIR VALUE MEASUREMENTS

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the Company and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at August 31, 2010 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$86,169	$-	$86,169

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12. SUBSEQUENT EVENTS

Stock Issued for Conversion of Debenture and Exercise of Warrants

As more fully discussed in Note 3 to these consolidated financial statements, the Company sold a convertible debenture to La Jolla Cove Investors, Inc. (LJCI) and issued LJCI a stock warrant in connection with the convertible debenture.  Between September 1, 2010 and October 12, 2010, LJCI converted $250 of the 4.75% debenture into 7,407,432 shares of common stock.  Simultaneously with the conversions of the debenture, LJCI was required to exercise warrants to purchase 25,000 shares of common stock at $1.09 per share.  The total proceeds from the exercise of the warrants were $27,250.

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

As funding permits, we intend to gradually add scientific and support personnel.  We want to add specialists for our key research areas.  These strategic additions will help us expand our product offerings leading us to additional revenues and profits.  As revenues increase, additional administrative personnel will be necessary to meet the added workload.  Other expenses, such as sales and customer service, will be added commensurate with increased revenues.  Our current research and development efforts focus on development of future cell lines and therapeutic products and improvement of existing products.  Due to the ongoing nature of this research, we are unable to ascertain with certainty the estimated completion dates and total costs associated with this research.  As with any research efforts, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance our market position.  Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred.  For the nine months ended August 31, 2010 and 2009, research and development costs were $215,392 and $151,891, respectively.  Research and development costs include such costs as certain legal costs, contract services, consulting fees, and supplies.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations.  The condensed consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Three Months Ended August 31, 2010 Compared to the Three Months Ended August 31, 2009

Revenue. Total revenue for the three months ended August 31, 2010 was $12,330, as compared to revenue of $44,179 for the same quarter in the prior fiscal year, a decrease of $31,849.  All of the revenue for the quarters ended August 31, 2010 and 2009 is from license revenue under agreements with Corning, Pfizer, and Eisai.  The decrease in revenue for the three months ended August 31, 2010 compared to the corresponding quarter of the prior year is due to the cancelation of the license agreement with Eisai as of March 31, 2010.

Operating Expenses. Total operating expenses for the three months ended August 31, 2010 were $289,552, compared to operating expenses for the three months ended August 31, 2009 of $257,238, representing an increase of $32,314.  This increase was principally due to an increase in consulting and other outside service provider fees of $21,318.

Other income (expense). Other income (expense) amounted to net income of $88,908 for the three months ended August 31, 2010 as compared to net expense of $7,329 for the corresponding quarter of the prior year.  Other income (expense) for the three months ended August 31, 2010 consists of interest expense of $6,296 and a gain from the change in fair value of derivative liability of $95,204.  Other income (expense) for the three months ended August 31, 2009 was composed of interest expense of $7,329.  Interest expense includes interest on the 4.75% debentures, including amortization of discount, plus interest on notes payable to related parties.  The change in fair value of derivative liability is the result of our adoption on December 1, 2009 of new accounting guidance related to the embedded conversion feature in the Series B convertible preferred stock.  The valuation of the derivative liability is dependent upon a number of factors beyond our control.  As such, the amount of other income or expense that we report related to the change in the fair value of the derivative liability is somewhat unpredictable, but may be significant, and will continue to be reported until the holders of the Series B convertible preferred stock have converted their shares into shares of our common stock.

Net Loss. Net loss for the three months ended August 31, 2010 was $188,314, as compared to a net loss of $220,388 for the same period in the prior fiscal year, representing a decrease in the net loss of $32,074.  The primary reason for this decrease in net loss in the current year is due to the gain from the change in fair value of derivative liability, offset by the decrease in revenue and the increase in operating expenses, as explained above.

Nine Months Ended August 31, 2010 Compared to the Nine Months Ended August 31, 2009

 Revenue. Total revenue for the nine months ended August 31, 2010 was $86,533, as compared to revenue of $130,061 for the nine months ended August 31, 2009, a decrease of $43,528.  All of the revenue for the nine months ended August 31, 2010 and 2009 is from license revenue under agreements with Corning, Pfizer, and Eisai.  The decrease in revenue for the nine months ended August 31, 2010 compared to the corresponding period of the prior year is due to the cancelation of the license agreement with Eisai as of March 31, 2010.

Operating Expenses. Total operating expenses for the nine months ended August 31, 2010 were $832,745, compared to operating expenses for the nine months ended August 31, 2009 of $743,226, representing an increase of $89,519.  This increase was principally due to 1) an increase in consulting, accounting, and other fees of $53,101 and 2) an increase in stock-based compensation of $33,398.

Other income (expense). Other income (expense) amounted to net income of $72,826 for the nine months ended August 31, 2010 as compared to net expense of $21,832 for the corresponding period of the prior year.  Other income (expense) for the nine months ended August 31, 2010 consists of interest expense of $18,472 and a gain from the change in fair value of derivative liability of $91,298.  Other income (expense) for the nine months ended August 31, 2009 was composed of interest expense of $22,471 and interest income of $639.  Interest expense includes interest on the 4.75% debentures, including amortization of discount, plus interest on notes payable to related parties.  The change in fair value of derivative liability is the result of our adoption on December 1, 2009 of new accounting guidance related to the embedded conversion feature in the Series B convertible preferred stock.  The valuation of the derivative liability is dependent upon a number of factors beyond our control.  As such, the amount of other income or expense that we report related to the change in the fair value of the derivative liability is somewhat unpredictable, but may be significant, and will continue to be reported until the holders of the Series B convertible preferred stock have converted their shares into shares of our common stock.

Net Loss. Net loss for the nine months ended August 31, 2010 was $673,386, as compared to a net loss of $634,997 for the same period in the prior fiscal year, representing an increase in the net loss of $38,389.  The primary reason for this increase in net loss in the current year is due to the decrease in revenue and the increase in operating expenses, offset by the gain from the change in fair value of derivative liability, as explained above.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance of debt or equity instruments.  The following is a summary of our key liquidity measures at August 31, 2010 and 2009:

	August 31, 2010	August 31, 2009
Cash and cash equivalents	$405,452	$391,519

Current assets	$413,903	$397,591
Current liabilities	(1,408,622)	(1,843,085)
Working capital deficiency	$(994,719)	$(1,445,494)

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

Commencing in about March 2008, the Company has operated on working capital provided by La Jolla Cove Investors (“LJCI”) in connection with its exercise of warrants issued to it by the Company (which LJCI must exercise whenever it wants to convert amounts owning under the convertible debenture it holds), all as discussed in more detail below.  The warrants are exercisable at $1.09 per share.  As of August 31, 2010 there were 7,730,629 shares remaining on the stock purchase warrant.  Should LJCI continue to exercise all of its remaining warrants approximately $8.4 million of cash would be provided to the Company.  However, the Debenture Purchase Agreement (discussed below) limits LJCI’s stock ownership in the Company to 9.99% of the outstanding shares of the Company.  The Company expects that LJCI will continue to exercise the warrants and continue to convert the debenture over the next year, but cannot assure that LJCI will do so. We are investigating the possible sale or license of certain assets that we did not already license to Corning in October 2007.  We are presently pursuing discussions with companies operating in the stem cell research market and the general life science research market.

On July 14, 2006, the Company completed a private placement of Series B convertible preferred stock.  A total of 17,000 Series B shares were sold to accredited investors at a price of $100 per share.  The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Conversion Price”).  The Conversion Price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like.  In addition, the Conversion Price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options).  The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion.  In July 2010, one of our preferred shareholders converted 4,923 shares of Series B preferred stock into 7,991,883 shares of common stock.  As of August 31, 2010, there are 11,339 shares of Series B preferred outstanding.  The Series B preferred stock does not have voting rights.  Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued was declared effective by the SEC, the Company paid on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (a) the Wall Street Journal Prime Rate plus 1%, or (b) 9%.  In no event will the dividend rate be greater than 12% per annum.  In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares will be reduced to 85% of the otherwise applicable conversion price.

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

The Debenture is convertible at the option of LJCI at any time up to maturity at a conversion price equal to the lesser of the fixed conversion price of $1.00, or 80% of the average of the lowest three daily volume weighted average trading prices per share of our common stock during the twenty trading days immediately preceding the conversion date.  The Debenture accrues interest at 4.75% per year payable in cash or our common stock.  Through August 31, 2010, interest is being paid in cash.  If paid in stock, the stock will be valued at the rate equal to the conversion price of the Debenture in effect at the time of payment.

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

Cash provided by (used in) operating, investing and financing activities for the nine month periods ended August 31, 2010 and 2009 is as follows:

	August 31, 2010	August 31, 2009
Operating activities	$(834,552)	$(787,299)
Investing activities	-	17,356
Financing activities	843,450	1,155,440
Net increase in cash and cash equivalents	$8,898	$385,497

Operating Activities

For the nine months ended August 31, 2010, the most significant differences between our net loss and net cash used in operating activities are due to net non-cash credits totaling $28,709 included in our net loss for compensation, interest, depreciation, and change in fair value of derivative liability, less changes in non-cash working capital totaling $132,457.  For the nine months ended August 31, 2009, the most significant differences between our net loss and net cash used in operating activities are due to net non-cash charges totaling $32,230 included in our net loss for interest, depreciation, and stock-based compensation, less changes in non-cash working capital totaling $184,532.

Investing Activities

We had no cash flows from investing activities during the nine months ended August 31, 2010.  Net cash provided by investing activities during the nine months ended August 31, 2009 related to the collections of principal on a note receivable.

Financing Activities

During the nine months ended August 31, 2010, principal cash flows from financing activities related to LJCI converting $8,013 of the 4.75% Debenture into common stock and exercising warrants to purchase 801,330 shares of common stock at a price of $1.09 per share, resulting in total proceeds of $873,450.  During the nine months ended August 31, 2010, we also used $30,000 to repay the remaining amounts owed on notes payable to related parties.  During the nine months ended August 31, 2009, principal cash flows from financing activities related to LJCI converting $10,010 of the 4.75% Debenture into common stock and exercising warrants to purchase 1,001,000 shares of common stock at a price of $1.09 per share, resulting in total proceeds of $1,091,090.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

Item 4. CONTROLS AND PROCEDURES

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2010 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of August 31, 2010, the following material weaknesses existed:

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

Due to this material weakness, management has concluded that our internal control over financial reporting was not effective as of August 31, 2010.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

None.

Item 1A: RISK FACTORS

Risks Related To Our Business

Our drug candidates and cellular systems technologies are in the early stages of clinical testing and we have a history of significant losses and may not achieve or sustain profitability.

Our drug candidates are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs.  Similarly, some of our cellular systems technologies are in early stages of development and require further development before they may be commercially viable.  We have incurred a substantial accumulated deficit since our inception in 1970.  As of August 31, 2010, our accumulated deficit was $38,610,937.  Our losses have primarily resulted from significant costs associated with the research and development relating to our cellular systems technologies and other operating costs.  We expect to incur increasing losses for at least several years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our drug candidates, and commercialize any approved drugs and as we continue to advance our cellular systems technologies business.  If our drug candidates fail in clinical trials or do not gain regulatory approval, or if our drugs and cellular systems technologies do not achieve market acceptance, we will not achieve or maintain profitability.  If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

 If La Jolla Cove Investors does not continue to provide us with working capital, it would have a material adverse effect on our financial condition and we may be unable to continue as a going concern.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended November 30, 2009, relative to our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our ability to obtain additional funding will determine our ability to continue as a going concern.  Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors, or LJCI. Under terms of the agreement, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of August 31, 2010 there are 7,730,629 shares remaining on the stock purchase warrant and a balance of $77,306 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants, approximately $8.4 million of cash would be provided to the Company. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and continue to convert the debenture over the next year.

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

We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures.  We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional securities, debt financing and/or the sale or licensing of our technologies.  We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources.  Although we raised gross proceeds of $873,450 and $1,510,240 during the nine months ended August 31, 2010 and the year ended November 30, 2009, respectively, from the exercise of stock warrants, we do not have any binding commitment with regard to future financing.  If adequate funds are not available or are not available on acceptable terms, we may be unable to pursue our therapeutic programs, fund expansion of our cellular technologies business, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

MULTICELL TECHNOLOGIES, INC.

October 12, 2010	By:	/s/ W. Gerald Newmin

W. Gerald Newmin
(Chief Executive Officer and Chief Financial Officer)