Form 10-K
period 2010-11-30
MultiCell Technologies, Inc.
filed 2011-03-03
CIK 811779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2010

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to ________

Commission File Number:  001-10221

MultiCell Technologies, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	52-1412493
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of May 31, 2010, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $3,432,995.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of February 22, 2011, the issuer had 605,968,799 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE.  None.

MULTICELL TECHNOLOGIES, INC.

FORM 10-K

FORWARD LOOKING STATEMENTS

This document contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Reform Act of 1995.  It is our intent that such statements be protected by the safe harbor created thereby.  Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements.  Examples of such forward-looking statements include, but are not limited to, statements about or relating to: the initiation, progress, timing, scope and anticipated date of completion of preclinical research, clinical trials and development of our therapeutic products, drug candidates and potential drug candidates by ourselves or our partners, including the dates of initiation and completion of patient enrollment, and numbers of patients enrolled and sites utilized for clinical trials; the size or growth of expected markets for our potential drugs; our plans or ability to commercialize drugs, with or without a partner; market acceptance of our potential drugs; increasing losses, costs, expenses and expenditures; hiring plans; the sufficiency of existing resources to fund our operations; expansion of our research and development programs and the scope and size of research and development efforts; potential competitors; our estimates of future financial performance; our estimates regarding anticipated operating losses, capital requirements and our needs for additional financing; future payments under lease obligations and equipment financing lines; expected future sources of revenue and capital; our plans to obtain limited product liability insurance; protection of our intellectual property; and increasing the number of our employees and recruiting additional key personnel.

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

PART I

ITEM 1.  BUSINESS

About MultiCell Technologies, Inc.

MultiCell Technologies, Inc. was incorporated in Delaware on April 28, 1970 as Exten Ventures, Inc., and subsequently changed its name to Exten Industries, Inc. (“Exten”).  An agreement of merger between Exten and an entity then called MultiCell Associates, Inc. (“MTI”), was entered into on March 20, 2004 whereby MTI ceased to exist and all of its assets, property, rights and powers, as well as all debts due it, were transferred to and vested in Exten as the surviving corporation.  Effective April 1, 2004 Exten changed its name to MultiCell Technologies, Inc. (“MultiCell”).  MultiCell operates three subsidiaries, MCT Rhode Island Corp. (wholly owned), Xenogenics Corporation (“Xenogenics”) (95.3% owned, on an as-if-convertd basis), and MultiCell Immunotherapeutics, Inc. (“MCTI”), of which MultiCell holds approximately 67% of the outstanding shares (on an as-if-converted basis).  As used herein, the “Company” refers to MultiCell, together with MCT Rhode Island Corp., Xenogenics, and MCTI.  Our principal offices are at 68 Cumberland Street, Suite 301, Woonsocket, RI 02895.  Our telephone number is (401) 762-0045.

MultiCell is a biopharmaceutical company developing novel therapeutics and discovery tools to address unmet medical needs for the treatment of neurological disorders, hepatic disease, cancer and interventional cardiology and peripheral vessel applications.

Our therapeutic development platform includes several patented techniques used to: (i) isolate, characterize and differentiate stem cells from human liver, or (ii) control the immune response at transcriptional and translational levels through dsRNA-sensing molecules such as Toll-like receptor (TLR), RIG-I-like receptor (RLR), and MDA-5 signaling, or (iii) generate specific and potent immunity against key tumor targets through a novel immunoglobulin platform technology, (iv) modulate the noradrenaline-adrenaline neurotransmitter pathway, and (v) the design of next-generation bioabsorbable stents, the Ideal BioStent™, for interventional cardiology and peripheral vessel applications .

Our therapeutic development platform offers several key advantages, including selective modulation of noradrenergic neurons without influencing seratoninergic neurons to inhibit the reuptake of noradrenaline (norepinephrine) while promoting increased tyrosine hydroxylase activity for the treatment of primary multiple sclerosis-related fatigue (PMSF) affecting over 70% of all persons with multiple sclerosis (MS).

Unlike other immune modulating compounds, our use of novel synthetic dsRNAs is not species or sequence-specific yet enables selective control of critical immune signaling pathways, and therefore has the potential in a broader spectrum of therapeutic applications as a monotherapy or in combination with other therapies.

Coupling our synthetic double stranded RNA (dsRNA) platform technology with our therapeutic antibody technology maximizes the potential of disease-associated epitope peptides to create a novel class of more effective anticancer therapeutics.

The potential to isolate cancer stem cells from human liver in support of the development of novel therapeutics needed to effectively manage and treat patients with primary hepatocellular carcinoma.

Our portfolio of lead drug candidates is in various stages of discovery optimization, and preclinical and clinical development:

•	MCT-125, a Phase 2 therapeutic candidate for the treatment of PMSF which has demonstrated efficacy in a 138 patient Phase IIa clinical trial.

•	MCT-465, a preclinical synthetic dsRNA therapeutic candidate and potent immune enhancer for the treatment of solid tumor cancers such as those expressing TLR-3.

•	MCT-475, a discovery stage antibody therapeutic candidate used in combination with dsRNA for the treatment of solid tumor cancers.

•	MCT-485, a discovery stage dsRNA therapeutic candidate with tumor cytolytic properties for the treatment of certain cancers.

The Ideal BioStent™ is the only stent incorporating salicylate, the active component in aspirin, directly into the polymer chain. As the polymer degrades, salicylate is released directly into the vessel wall, thereby providing anti-inflammatory therapy aimed at reducing stenosis and promoting blood vessel healing.

The Ideal BioStent™ also incorporates Sirolimus (rapamycin) in addition to salicylate into the Ideal BioStent™, providing anti-restenotic therapy similar to today’s commonly used drug-eluting metal stents. Xenogenics’ bioabsorbable stent technology allows for the ability to layer different combinations of polymers and drugs, enabling the optimization of the delivery of combination drug therapies to provide superior clinical results. The Ideal BioStent™ represents a significant advance over currently available stents, including:

•	The ability to promote positive vessel remodeling.

•	A significant reduction in late-stent thrombosis risk.

•	No metal artifact remaining in the patient’s body after vessel healing.

•	The reduced need for long-term and costly anti-platelet therapy.

In extensive animal testing and initial human use, the Ideal BioStent™ demonstrated equivalence in safety, short-term efficacy and structural integrity when compared with today’s leading bare metal stent (“BMS”) and drug-eluting metal stent (“DES”). Importantly, unlike other bioabsorbable stent technologies, the Ideal BioStent™ showed no stent recoil, either acute or at six month follow up, remaining well apposed to the vessel wall. Furthermore, the Ideal BioStent™ is designed to be fully absorbed at 12 months leaving no artifact behind, and allowing the vessel to heal and return to its natural state.

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

Our therapeutics business addresses significant unmet medical needs for the treatment of neurological disorders and cancer through modulation of the innate and adaptive immune response.  Our therapeutic development platform is designed to augment current therapeutic strategies via:

•	Modulation of the noradrenaline-adrenaline neurotransmitter pathway for the treatment of primary multiple sclerosis-related fatigue (PMSF) affecting over 70% of all persons with multiple sclerosis.

•	Triggering the adaptive immune response thru Toll-like Receptor 3 (TLR3) signaling of the innate immune system using double-stranded RNA (dsRNA) to treat cancer.

•	Enhancement of antigen presentation to the immune system by targeting antigen delivery for processing via the Fc receptor for the treatment of autoimmune disease and cancer.

•	In vivo generation and expansion of specific immune system cells targeted against an autoimmune response, or infectious agents, or tumors.

Our therapeutic development platform has several advantages:

•	Modulation of noradrenergic neurons without effecting seratoninergic neurons to inhibit the reuptake of noradrenaline (norepinephrine),

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

Our portfolio of lead drug candidates is in various stages of preclinical and clinical development:

•	MCT-125, a Phase IIb therapeutic candidate for the treatment of PMSF with demonstrated efficacy in 138 patients,

•	MCT-465, a preclinical adjuvant therapeutic candidate for the treatment of TLR3+ cancers, and

•	MCT-475, a preclinical therapeutic candidate for the treatment of TLR3+ breast cancer.

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

Ideal BioStent™

Purchase of Ideal BioStent™ — Foreclosure Sale Agreement

On September 30, 2010, Xenogenics entered into a Foreclosure Sale Agreement (“Foreclosure Sale Agreement”) with Venture Lending & Leasing IV, Inc., Venture Lending & Leasing V, Inc. and Silicon Valley Bank (collectively, the “Sellers”).  Pursuant to the Foreclosure Sale Agreement, Xenogenics acquired all of the Sellers’ interests in certain bioabsorbable stent assets (known as “Ideal BioStent™”) and related technologies.  In consideration for the purchased of the assets, Xenogenics made cash payments to the Sellers in the aggregate amount of $400,000, payable in three tranches as follows: (i) $135,000 was paid on October 12, 2010; (ii) $135,000 was paid on November 15, 2010; and (iii) $130,000 was paid on December 31, 2010.

Xenogenics is also required to make cash payments to the Sellers as follows based on the achievement of certain milestones:

•
 $300,000 is payable upon the earlier to occur of (i) initiation of pivotal Generation 2 stent human clinical trials, (ii) execution of an agreement in which Xenogenics grants a third party rights to develop or exploit the purchased assets, valued at no less than $3,000,000 (including all up-front payments and the net present value of any future royalty/milestone payments), and (iii) a “change of control” of Xenogenics;

•
 $1,000,000 is payable upon the earlier to occur of (i) regulatory approval by any regulatory authority in a European Union member country, (ii) execution of an agreement in which Xenogenics grants a third party rights to develop or exploit the purchased assets, valued at no less than $5,000,000 (including all up-front payments and the net present value of any future royalty/milestone payments); and (iii) a “change of control” of Xenogenics; and

•
 $3,000,000 is payable upon the earlier to occur of (i) regulatory approval by the U.S. Food and Drug Administration, (ii) execution of an agreement in which Xenogenics grants a third party rights to develop or exploit the purchased assets, valued at no less than $5,000,000 (including all up-front payments and the net present value of any future royalty/milestone payments); and (iii) a “change of control” of Xenogenics.

In addition, as additional consideration under the Foreclosure Sale Agreement, Xenogenics issued to the Sellers warrants to purchase an aggregate of 490,000 shares of its common stock, exercisable at $0.038 per share of common stock.

Rutgers License Agreement

Effective September 30, 2010, Xenogenics entered into a license agreement (the “Rutgers License Agreement”) with Rutgers, The State University of New Jersey (“Rutgers”).

Pursuant to the Rutgers License Agreement, Rutgers granted Xenogenics a worldwide exclusive license to exploit and commercialize certain patents and other intellectual property rights, as further described in the Rutgers License Agreement, relating to bioabsorbable stents for interventional cardiology and peripheral vascular applications. In consideration for the license and other rights granted under the Rutgers License Agreement, Xenogenics paid Rutgers a license fee of $50,000. In addition, under the Rutgers License Agreement, Xenogenics is obligated to pay Rutgers a license maintenance fee of $25,000 on the third anniversary of the Rutgers License Agreement, and $50,000 on the fourth anniversary.  Additionally, Xenogenics agreed to pay Rutgers for unpaid costs of $136,000 incurred by Rutgers prior to the effective date of the Rutgers License Agreement for preparing, filing, prosecuting, defending, and maintaining all United States patent applications and patents covered under the Rutgers License Agreement.

Xenogenics is also required to make cash payments to Rutgers as follows based on the achievement of certain milestones with respect to products to be commercialized using the Licensed IP:

•	$50,000 is payable upon initiation of first in-human clinical trials anywhere in the world;

•	$200,000 is payable upon initiation of pivotal human clinical trials anywhere in the world in connection with submitting an application for market approval to a regulatory authority;

•	$300,000 is payable upon submission of an application for market approval to a regulatory authority anywhere in the world.

Upon the sale of products commercialized using the licensed technology, Xenogenics is required to make royalty payments to Rutgers in an amount equal to three percent of the annual aggregate gross amounts charged for such products less deductions for expenses such as sales/use taxes, transportation charges and trade discounts. Beginning with the first year of sales of products commercialized with the licensed technology, Xenogenics will make certain minimum royalty payments to Rutgers, which payments will be applied against any royalty payments earned by Rutgers for the relevant calendar year. Further, 50% of the Rutgers milestone payments actually paid to Rutgers will be offset against any future royalty payments earned under the Rutgers License Agreement.

The term of the Rutgers License Agreement commences on the effective date of the agreement and terminates on the earlier of (i) the expiration of all valid patents granted with respect to the licensed technology (or products commercialized therefrom) in a country, and (ii) ten years from the date of first commercial sale in a country. However, if either party breaches the agreement, the non-breaching party may terminate the agreement upon written notice to the other party of such breach and the failure of the other party to cure the breach within 90 days of such notice. Xenogenics also has the right to terminate the agreement at anytime and for any reason upon 120 days’ advance written notice to Rutgers.

Series B Preferred Stock Agreement

On October 14, 2010, pursuant to a Series B Preferred Stock Purchase Agreement, Xenogenics agreed to sell to MultiCell shares of its newly created Series B Convertible Preferred Stock. The funds provided to Xenogenics under the agreement were used to pay Xenogenics’ obligations under the Foreclosure Sale Agreement and to settle an intercompany obligation of Xenogenics to MultiCell.  The purchase of the Series B Preferred Stock increased MultiCell’s interest in Xenogenics from 56.4% to 95.3% (on an as-if-converted basis).  The Series B Preferred Stock may, at the option of MultiCell, be converted at any time or from time to time into shares of Xenogenics’ Common Stock.

La Jolla Cove Investors (LJCI) agreed to increase the amount of its debenture that it converted and the number of warrants that it exercised during October through December of 2010 in order to assist MultiCell in funding its purchase of Series B Convertible Preferred Stock from Xenogenics.  As additional consideration to LJCI under this arrangement, Xenogenics issued LJCI warrants to purchase an aggregate of 490,000 shares of its common stock, exercisable at $0.038 per share of common stock.

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

Xenogenic’s Ideal BioStent™ is covered by patents owned by Rutgers University and exclusively licensed to Xenogenics. The license between Xenogenics and Rutgers University includes exclusive license rights and option to 23 issued patents and 61 patent applications with claims encompassing the basic design and synthesis of certain bioabsorbable polymers and their use in combination with drugs in medical devices.

The patent estate acquired by Xenogenics as part of its acquisition of the Ideal BioStent™ includes one issued U.S. patent and 4 patent applications.  This patent estate covers the composition and synthesis of the Ideal BioStent™ proprietary bioabsorbable polymers, admixing of drugs and bioabsorbable polymers for therapeutic applications, and the use of these bioabsorbable polymers in stents and other medical devices.

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

Research and Development

In fiscal years 2010 and 2009, our Company spent $369,304 and $195,990, respectively, on research and development.  Additionally, in the fiscal year ended November 30, 2010, we acquired the Ideal BioStent™ technologies, which has been charged to expense as in-process research and development costs totaling $554,179.  Research and development cost increases related to increases in legal fees for intellectual property counsel and license fees paid under the Rutgers license agreement.

Historically, our research and development has also been funded to some extent by the National Institute of Health (“NIH”) grants, Small Business Innovative Research (“SBIR”) grants, and other similar grants.

The Company received grant awards in 2010 under the U.S. government’s Qualifying Therapeutic Discovery Project (“QTDP”) program for three of its drug development programs:  MCT-125, MCT-465, and MCT-475.  The QTDP program was created by Congress as part of the Patient Protection and Affordable Care Act, and provides a tax credit or grant equal to 50% of qualified investment for years ending November 30, 2010 and 2011.  To be eligible, a therapeutic development project must:  (i) have the potential to develop new treatments that address unmet medical needs or chronic and acute diseases; (ii) reduce long-term health care costs; (iii) represent a significant advance in finding a cure for cancer; (iv) advance U.S. competitiveness in the fields of life, biological, and medical sciences; or (v) create or sustain well-paying jobs, either directly or indirectly.  On October 29, 2010, the Company received notification from the Department of Treasury that it had been awarded a total cash grant of $733,437.  Of the total grant, $430,335 relates to qualifying expenses incurred during the year ended November 30, 2010 and the remainder of $303,102 will be received and recognized during the year ending November 30, 2011.

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

Employees

As of November 30, 2010, we had two employees, both of whom are full-time employees.

ITEM 1A.  RISK FACTORS

Risks Related To Our Business

Our drug candidates, bioabsorbable stent assets and cellular systems technologies are in the early stages of clinical testing and we have a history of significant losses and may not achieve or sustain profitability.

Our drug candidates are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs.  Similarly, some of our cellular systems technologies and our subsidiary’s bioabsorbable stent assets are in early stages of development and require further development before they may be commercially viable.  We have incurred a substantial accumulated deficit since our inception in 1970.  As of November 30, 2010, our accumulated deficit was $39,197,686.  Our losses have primarily resulted from significant costs associated with the research and development relating to our cellular systems technologies and other operating costs.  We expect to incur increasing losses for at least several years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our drug candidates, and commercialize any approved drugs and as we continue to advance our cellular systems technologies business.  If our drug candidates fail in clinical trials or do not gain regulatory approval, or if our drugs, bioabsorbable stent assets and cellular systems technologies do not achieve market acceptance, we will not achieve or maintain profitability.  If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

We will need substantial additional capital to fund continued business operations and we cannot be sure that additional financing will be available.

Our independent auditors have added explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended November 30, 2010, relative to our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our ability to obtain additional funding will determine our ability to continue as a going concern.  Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors (“LJCI”). Under terms of the agreement, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of February 22, 2011 there are 7,198,129 shares remaining on the stock purchase warrant and a balance of $71,981 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants approximately $7.8 million of cash would be provided to the Company. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture over the next year.

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

We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures.  We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional securities, debt financing and/or the sale or licensing of our technologies.  We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources.  Although we raised gross proceeds of $1,047,850 and $1,510,240 during 2010 and 2009 from the exercise of stock warrants, we do not have any binding commitment with regard to future financing.  If adequate funds are not available or are not available on acceptable terms, we may be unable to pursue our therapeutic programs, fund expansion of our cellular technologies business, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 2.  PROPERTIES

On March 26, 2008, the Company negotiated a lease agreement at 68 Cumberland Street, Suite 301, Woonsocket RI  02895.  The lease was a one year lease commencing on May 1, 2008 through April 30, 2009.  The Company has renewed the lease for additional one-year terms through April 30, 2011.  The Company agreed to pay $900 per month. The Company expects to renew the lease when it expires on April 30, 2011.  The leased facilities are fully utilized and adequate for our current operations.

ITEM 3.  LEGAL PROCEEDINGS

None

Item 4. (REMOVED AND RESERVED)

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

The table below gives the range of high and low closing prices of our common stock for the fiscal years ended November 30, 2010 and November 30, 2009 based on information provided by the OTC Bulletin Board.

Fiscal Year Ended November 30, 2010
	High	Low
First quarter	$.0151	$.0110
Second quarter	$.0148	$.0080
Third quarter	$.0097	$.0043
Fourth quarter	$.0069	$.0040

Fiscal Year Ended November 30, 2009
	High	Low
First quarter	$.0539	$.0040
Second quarter	$.0175	$.0090
Third quarter	$.0340	$.0070
Fourth quarter	$.0270	$.0130

No cash dividends have been paid on our common stock for the 2010 and 2009 fiscal years and no change of this policy is under consideration by the Board of Directors.

The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our Company's earnings, financial requirements, and opportunities for reinvesting earnings, business conditions, and other factors.  There are otherwise no restrictions on the payment of dividends.  The number of shareholders of record of our Company's Common Stock on February 22, 2011 was approximately 524, not including any persons who hold their stock in “street name”.

We did not repurchase any of our shares during the fourth quarter of the fiscal year covered by this report.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis for the years ended November 30, 2010 and 2009 is presented below.

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

Recent Events

As more fully discussed in PART I, Item 1, Business under the caption “Ideal BioStent™”, on September 30, 2010, Xenogenics entered into a Foreclosure Sale Agreement and acquired all of the sellers’ interests in certain bioabsorbable stent assets, known as Ideal BioStent™, and related technologies.  In consideration for the purchased of the assets, Xenogenics made cash payments to the sellers in the aggregate amount of $400,000 and issued warrants to purchase an aggregate of 490,000 shares of its common stock.  Xenogenics is also required to make cash payments to the Sellers as follows based on the achievement of certain milestones:

•
$300,000 is payable upon the earlier to occur of (i) initiation of pivotal Generation 2 stent human clinical trials, (ii) execution of an agreement in which Xenogenics grants a third party rights to develop or exploit the purchased assets, valued at no less than $3,000,000 (including all up-front payments and the net present value of any future royalty/milestone payments), and (iii) a “change of control” of Xenogenics;

•
$1,000,000 is payable upon the earlier to occur of (i) regulatory approval by any regulatory authority in a European Union member country, (ii) execution of an agreement in which Xenogenics grants a third party rights to develop or exploit the purchased assets, valued at no less than $5,000,000 (including all up-front payments and the net present value of any future royalty/milestone payments); and (iii) a “change of control” of Xenogenics; and

•
$3,000,000 is payable upon the earlier to occur of (i) regulatory approval by the U.S. Food and Drug Administration, (ii) execution of an agreement in which Xenogenics grants a third party rights to develop or exploit the purchased assets, valued at no less than $5,000,000 (including all up-front payments and the net present value of any future royalty/milestone payments); and (iii) a “change of control” of Xenogenics.

Effective September 30, 2010, Xenogenics also entered into a license agreement with Rutgers, The State University of New Jersey (“Rutgers”).  Pursuant to the license agreement, Rutgers granted Xenogenics a worldwide exclusive license to exploit and commercialize certain patents and other intellectual property rights relating to bioabsorbable stents for interventional cardiology and peripheral vascular applications. In consideration for the license and other rights granted under the license agreement, Xenogenics paid Rutgers a license fee of $50,000. In addition, Xenogenics is obligated to pay Rutgers a license maintenance fee of $25,000 on the third anniversary of the Rutgers License Agreement, and $50,000 on the fourth anniversary.  Additionally, Xenogenics agreed to pay Rutgers for unpaid costs of $136,000 incurred by Rutgers prior to the effective date of the license agreement for preparing, filing, prosecuting, defending, and maintaining all United States patent applications and patents covered under the Rutgers License Agreement.  Xenogenics is also required to make cash payments to Rutgers as follows based on the achievement of certain milestones with respect to products to be commercialized using the Licensed IP:

•	$50,000 is payable upon initiation of first in-human clinical trials anywhere in the world;

•	$200,000 is payable upon initiation of pivotal human clinical trials anywhere in the world in connection with submitting an application for market approval to a regulatory authority;

•	$300,000 is payable upon submission of an application for market approval to a regulatory authority anywhere in the world.

Upon the sale of products commercialized using the licensed technology, Xenogenics is required to make royalty payments to Rutgers in an amount equal to three percent of the annual aggregate gross amounts charged for such products less deductions for expenses such as sales/use taxes, transportation charges and trade discounts. Beginning with the first year of sales of products commercialized with the licensed technology, Xenogenics will make certain minimum royalty payments to Rutgers, which payments will be applied against any royalty payments earned by Rutgers for the relevant calendar year. Further, 50% of the Rutgers milestone payments actually paid to Rutgers will be offset against any future royalty payments earned under the Rutgers License Agreement.

Plan of Operation

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

We intend to add scientific and support personnel gradually.  We want to add specialists for our key research areas.  These strategic additions will help us expand our product offerings leading us to additional revenues and profits.  Of course as revenues increase, administrative personnel will be necessary to meet the added workload.  Other expenses, such as sales and customer service, will increase commensurate with increased revenues.  The Company’s current research and development efforts focus on development of future products and redesign of existing products.  Due to the ongoing nature of this research, we are unable to ascertain with certainty the total estimated completion dates and costs associated with this research.  As with any research efforts, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance the Company’s market position.  Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred.  For the years ended November 30, 2010 and 2009, research and development costs were $369,304 and $195,990, respectively.  Research and development costs include such costs as salaries, legal fees, employee benefits, compensation cost for options issued to the Scientific Advisory Board, supplies and license fees.  Additionally, in the fiscal year ended November 30, 2010, we acquired the Ideal BioStent™ technologies, which has been charged to expense as in-process research and development costs totaling $554,179.

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

Acquired In-Process Research and Development – The Company recognizes as incurred the cost of directly acquiring assets to be used in the research and development process that have not yet received regulatory approval for marketing and for which no alternative future use has been identified.  Acquired in-process research and development costs are expensed as incurred.  Once the product has obtained regulatory approval, the Company will capitalize any milestone payments made and amortize them over the period benefitted.  Milestone payments made prior to regulatory approval of the product will generally be expensed when the event requiring payment of the milestones occurs.

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

Year Ended November 30, 2010 compared to Year Ended November 30, 2009

Revenue. Total revenue for the year ended November 30, 2010 was $98,862, as compared to revenue of $174,240 for the same period in the prior fiscal year, a decrease of $75,378.  All of the revenue for the year ended November 30, 2010 and 2009 is from license revenue under agreements with Corning, Pfizer, and Eisai.  The decrease in revenue for the year ended November 30, 2010 compared to the prior year is due to the cancelation of the license agreement with Eisai as of March 31, 2010.

Operating Expenses. Total operating expenses for selling, general and administrative expenses and for research and development for the year ended November 30, 2010 were $1,314,762, compared to the total corresponding operating expenses for the year ended November 30, 2009 of $979,594, representing an increase of $335,168.  This increase was principally due to 1) an increase in legal, consulting, accounting, and other fees of $109,632, 2) an increase in stock-based compensation of $168,089, 3) the payment in the year ended November 30, 2010 of a license fee of $50,000 under a new agreement with Rutgers, the State University of New Jersey, and 4) an increase in the cost of the annual shareholders meeting of $14,042.

Acquired in-process research and development expense. The costs related to the acquisition of the Ideal BioStent™ technology, including the purchase price of $400,000 payable to the sellers, the fair value of the warrants ($18,179) issued to the sellers, and the obligation to pay Rutgers $136,000 for patent related costs under the Rutgers License Agreement have been accounted for as in-process research and development costs and have been expensed immediately subsequent to the purchase because the technologies had no alternative future use.

Other income/(expense). Other income (expense) amounted to net income of $485,434 for the year ended November 30, 2010 as compared to net expense of $29,143 for the year ended November 30, 2009.  Other income (expense) for the year ended November 30, 2010 primarily consists of interest expense of 1) proceeds from a grant awarded under the U.S. governments’ Qualifying Therapeutic Discovery Project (QTDP) program in the amount of $430,335, 2) interest expense of $42,641, and 3) a gain from the change in fair value of derivative liability of $97,554.  Other income (expense) for the year ended November 30, 2009 was primarily composed of interest expense of $29,370.

The QTDP program was created by Congress as part of the Patient Protection and Affordable Care Act, and provides a tax credit or grant equal to eligible costs and expenses for years ending November 30, 2010 and 2011.  To be eligible, a therapeutic development project must:  (i) have the potential to develop new treatments that address unmet medical needs or chronic and acute diseases; (ii) reduce long-term health care costs; (iii) represent a significant advance in finding a cure for cancer; (iv) advance U.S. competitiveness in the fields of life, biological, and medical sciences; or (v) create or sustain well-paying jobs, either directly or indirectly.  The Company received a total grant of $733,437, of which $430,335 pertained to the year ended November 30, 2010 and $303,102 pertains to the year ending November 30, 2011.

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

Net Loss. Net loss for the year ended November 30, 2010 was $1,289,272, as compared to a net loss of $843,872 for the year ended November 30, 2009, representing an increase in the net loss of $445,400 (53%).  The primary reasons for the increase in net loss are the 1) recognition of the acquired in-process research and development expense, 2) the decrease in operating revenues, 3) the increase in operating expenses, and 4) recognition of grant revenue, all as described above.

Preferred stock dividends.  In connection with the issuance of the Series B preferred stock and warrants, commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company will pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying (A) $100 per share by the higher of the Wall Street Journal Prime Rate plus one percent (1%), or nine percent (9%).  In no event will the dividend rate be greater than 12% per annum.  The dividend shall be payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first (1st) day of such month.  In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares will be reduced to eighty-five percent (85%) of the otherwise applicable conversion price.  For the years ended November 30, 2010 and 2009, the Company accrued preferred dividends in the amount of $131,529 and $148,391, respectively.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance of debt or equity instruments.  The following is a summary of our key liquidity measures at November 30, 2010 and November 30, 2009:

	November 30, 2010	November 30, 2009
Cash and cash equivalents	$634,377	$396,554

Current assets	$674,283	$402,996
Current liabilities	(1,964,169)	(1,426,348)

Working capital deficiency	$(1,289,886)	$(1,023,352)

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

Commencing in about March 2008, the Company has operated on working capital provided by LJCI in connection with its exercise of warrants issued to it by the Company (which LJCI must exercise whenever it wants to convert amounts owning under the convertible debenture it holds), all as discussed in more detail below.  The warrants are exercisable at $1.09 per share.  As of February 22, 2011 there were 7,198,129 shares remaining on the stock purchase warrant.  Should LJCI continue to exercise all of its remaining warrants approximately $7.8 million of cash would be provided to the Company.  However, the Debenture Purchase Agreement limits LJCI’s stock ownership in the Company to 9.99% of the outstanding shares of the Company.  The Company expects that LJCI will continue to exercise the warrants and convert the debenture over the next year, but cannot assure that LJCI will do so. We are investigating the possible sale or license of certain assets that we did not already license to Corning in October 2007.  We are presently pursuing discussions with companies operating in the stem cell research market and the general life science research market.

On July 14, 2006, the Company completed a private placement of Series B convertible preferred stock.  A total of 17,000 Series B shares were sold to accredited investors at a price of $100 per share.  The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Conversion Price”).  The Conversion Price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like.  In addition, the Conversion Price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options).  The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion.  The Series B preferred stock does not have voting rights.  Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued was declared effective by the SEC, the Company paid on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (a) the Wall Street Journal Prime Rate plus 1%, or (b) 9%.  In no event is the dividend rate greater than 12% per annum.  Subsequent to November 30, 2010, the Company received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B preferred stock, which in turn terminates the requirement to accrue the related dividends.  During the fiscal year ended November 30, 2007, the Company paid $73,800 and redeemed 738 shares of the Series B preferred stock. During the fiscal year ended November 30, 2010, 4,923 shares of the Series B preferred stock were converted into 7,991,883 shares of common stock.  In the event the Company did not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares was reduced to 85% of the otherwise applicable conversion price.

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

We entered into a Securities Purchase Agreement with LJCI on February 28, 2007 (the “Securities Purchase Agreement”) pursuant to which we agreed to sell convertible debentures in the principal amount of $100,000 and maturing on February 28, 2012 (the “Debentures”).  In addition, we issued to LJCI a warrant to purchase up to 10 million shares of our common stock (the “LJCI Warrant”) at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007.

The Debentures are convertible at the option of LJCI at any time up to maturity at a conversion price equal to the lesser of the fixed conversion price of $1.00, or 80% of the average of the lowest three daily volume weighted average trading prices per share of our common stock during the twenty trading days immediately preceding the conversion date.  The Debentures accrue interest at 4.75% per year payable in cash or our common stock.  Through November 30, 2010, interest is being paid in cash on a monthly basis.  If paid in stock, the stock will be valued at the rate equal to the conversion price of the Debentures in effect at the time of payment.

For the Debentures, upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the Debentures that the holder elected to convert in such conversion notice, plus accrued and unpaid interest.  After February 28, 2008, the Company, at its sole discretion, shall have the right, without limitation or penalty, to redeem the outstanding principal amount of the Debentures not yet converted by holder into Common Stock, plus accrued and unpaid interest thereon.

Cash provided by (used in) operating, investing and financing activities for the years ended November 30, 2010 and November 30, 2009 is as follows:
	November 30, 2010	November 30, 2009
Operating activities	$(747,877)	$(1,112,064)
Investing activities	$(270,000)	17,356
Financing activities	1,255,700	1,485,240
Net increase in cash and cash equivalents	$237,823	$390,532

Operating Activities

For the year ended November 30, 2010, the most significant differences between our net loss and net cash used in operating activities are due to a net non-cash charges to operations of $691,736 principally consisting of acquired in-process research and development expense and stock-based compensation, less changes in non-cash working capital totaling $150,341.  For the year ended November 30, 2009, the most significant differences between our net loss and our net cash used in operating activities are due to changes in working capital, which included a decrease in accounts payable and accrued liabilities of $285,704.

Investing Activities

Net cash used in investing activities in 2009 was related to payments for in-process research and development.  Net cash provided by investing activities in 2009 was related to the collections of principal on a note receivable.

Financing Activities

During the year ended November 30, 2010, principal cash flows from financing activities related to LJCI converting $9,613 of the 4.75% Debentures into common stock and exercising warrants to purchase 961,330 shares of common stock at a price of $1.09 per share, resulting in total proceeds of $1,047,850.  Additionally, LJCI advanced $237,850 towards the future exercise of warrants.  During the year ended November 30, 2010, we also used $30,000 to repay the remaining amounts owed on notes payable to related parties. During the year ended November 30, 2009, LJCI converted $13,855 of the 4.75% Debentures into common stock and exercised warrants to purchase 1,385,541 shares of common stock at a price of $1.09 per share, resulting in total proceeds of $1,510,240.  Additionally, we repaid short-term notes payable to two related parties in the amount of $25,000.

Through November 30, 2010, a significant portion of our financing has been provided through private placements of preferred and common stock, the exercise of stock options and warrants and issuance of convertible debentures.  We have in the past increased, and if funding permits plan to increase further, our operating expenses in order to fund higher levels of product development, undertake and complete the regulatory approval process, and increase our administrative resources in anticipation of future growth.  In addition, acquisitions such as MCTI increase operating expenses and therefore negatively impact, in the short term, the liquidity position of the Company.

Commencing in March 2008, the Company has operated on working capital provided by LJCI. Under terms of the agreement LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of February 22, 2011, there are 7,198,129 shares remaining on the stock purchase warrant and a balance of $71,981 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants approximately $7.8 million of cash would be provided to the Company. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.99% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture over the next year. We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional equity securities, debt financing and/or the sale or licensing of our technologies.  We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures.  We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources.  If adequate funds are not available or are not available on acceptable terms, we may be unable to fund expansion, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal years ended November 30, 2010 and 2009 begins on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2010 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of November 30, 2009 and 2010, the following material weaknesses existed:

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

Due to this material weakness, management has concluded that our internal control over financial reporting was not effective as of November 30, 2009 and 2010.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and Executive Officers of the Company

Our executive officers, key employees and directors are listed in the below table. There are no family relationships among any of our executive officers, key employees and directors.
Name	Age	Position	Director since the below date (1)
W. Gerald Newmin	73	Chairman, Acting Chief Executive Officer, Chief Financial Officer, Secretary and Director	December 1, 1995(2)

Stephen Chang	55	Director	June 16, 2004

Edward Sigmond	52	Director	May 17, 2000

Thomas A. Page	77	Director	September 11, 2003

Anthony E. Altig	55	Director	September 15, 2005

(1)	Each director serves until the next annual meeting of stockholders.
(2)	Elected as Acting Chief Executive Officer on December 21, 2007.

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

Stephen Chang, Ph.D. has served as a director of the Company since June 2004, became President of the Company in February 2005, and became Chief Executive Officer in May 2006.  Dr. Chang resigned as Chief Executive Officer and President on December 21, 2007.  On December 21, 2007, Dr. Chang also resigned as President and CEO of MultiCell Immunotherapeutics, Inc., a subsidiary of the Company.  In 2008, Dr. Chang became Chief Scientific Officer and Founder of Stemgent, Inc.  In 2010, Dr. Chang joined the New York Stem Cell Foundation as its Vice-President of Research and Development.  Dr. Chang is also President of CURES, a coalition of patient advocates, biotechnology companies, pharmaceutical companies and venture capitalists dedicated to ensuring the safety, research and development of innovative life saving medications. Dr. Chang was chief science officer and vice president of Canji Inc./Schering Plough Research Institute in San Diego from 1998 to 2004.  Dr. Chang earned his doctoral degree in Biological Chemistry, Molecular Biology and Biochemistry from the University of California, Irvine.  Prior to that he received a bachelor of science in Zoology, Microbiology, and Cell and Molecular Biology from the University of Michigan and a USPHS Postdoctoral Fellowship at the Baylor College of Medicine.

Edward Sigmond has served as a director of the Company since May 2000.  He founded The Great American Food Chain, a public restaurant holding company with the mission to incubate and develop successful restaurant concepts, where he currently serves as CEO and Chairman of the Board.  Mr. Sigmond is a partner in Sigmond and Johnson, Inc., a Dallas-based investment banking firm specializing in working with public micro cap companies through the early stages of development.  Mr. Sigmond owns Kestrel Holdings, Inc., a real estate and equity investment company focusing on the restaurant and bar market in the Dallas area. He is a member of the Board of Directors of Na Zdravi Ventures, a.s., a Hooters of American franchisee for the Czech Republic and Slovak Republic.  He is also an owner and the managing partner of The Elbow Room, a popular Dallas restaurant and bar founded in 1998.  Mr. Sigmond has held other executive sales, marketing and operations management positions over his 25 years of working experience. These include founder and president of American Machine and Bearing, and Specialty Food Products. He was Assistant to the President of Alpha Aviation and VP/Regional Manager of Geodata Corporation.  Mr. Sigmond is a citizen of the United States of America.

Thomas A. Page has served as a director of the Company since September 2003.  Mr. Page is Director Emeritus and former Chairman of the Board and CEO of Enova Corporation and San Diego Gas and Electric Company (now part of Sempra Energy).  Prior to the formation of Sempra Energy Corporation as a holding company in 1996, at various times Mr. Page was SDG&E’s chairman, president and CEO and  held one or more of these positions until his retirement in 1998.  Mr. Page joined SDG&E in 1978 as executive vice president and COO.  In 1981, he was elected president and CEO and added the chairmanship in 1983.  Mr. Page has been active in numerous industrial, community and governmental associations and has funded medical research.  He is a director of the Coronado First Bank and is an advisory director of Sorrento Ventures.  Mr. Page earned a Bachelor of Science degree in civil engineering, a masters degree in industrial administration and was awarded an honorary doctorate in management, all from Purdue University.  He has been licensed as an engineer and as a certified public accountant.

Anthony E. Altig has served as a director of the Company since September 2005. Mr. Altig serves as the Chair of the Audit Committee of the Company.  Since 2008, Mr. Altig has been the Chief Financial Officer of Biotix Holdings a manufacturer of laboratory and clinical disposable products.  From 2004 to 2007 Mr. Altig was the Chief Financial Officer of Diversa Corporation (now Verenium Corporation) a leader in providing proprietary genomic technologies for the rapid discovery and optimization of novel protein based products.  From 2002 through 2004 Mr. Altig served as the Chief Financial Officer of Maxim Pharmaceuticals, a public biopharmaceutical company.  Prior to joining Maxim, Mr. Altig served as the Chief Financial Officer of NBC Internet, Inc., a leading internet portal company, which was acquired by General Electric.  Mr. Altig’s additional experience includes his role as the Chief Accounting Officer at USWeb Corporation, as well as his experience serving biotechnology and other technology companies during his tenure at both PricewaterhouseCoopers and KPMG.  Mr. Altig also serves on the Boards of Directors of Optimer Pharmaceuticals and Tearlab Corporation.  Mr. Altig is a certified public accountant and is a graduate of the University of Hawaii.

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

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held six meetings in 2010, five of which were telephonic. All five board members were present, either by person or on the telephone in the case of the telephonic meetings, at all six meetings except for Mr. Page who missed one meeting.

Board Committees

Our Board of Directors has established an Audit Committee and a Nominating, Corporate Governance and Compensation Committee. The members of each committee are appointed by our Board of Directors, upon recommendation of the Nominating Committee, and serve one-year terms. Each of these committees operates under a charter that has been approved by the Board of Directors. The charter for each committee is available on our website. The Audit Committee met four times during 2010. The Nominating, Corporate Governance and Compensation Committee met one time during 2010.

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

The Board of Directors annually reviews the NASDAQ listing standards definition of independence for Audit Committee members and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 10A-3 of the Exchange Act of 1934). The Board of Directors has determined that Anthony Altig and Thomas Page each qualify as “audit committee financial experts”, as defined in applicable SEC rules.  The Board made a qualitative assessment of Anthony Altig’s and Thomas Page’s level of knowledge and experience based on a number of factors, including their formal education and experience as financial experts and their prior experience as certified public accountants.  The Audit Committee met four times during the fiscal year ended November 30, 2010.

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

The members of the Nominating, Corporate Governance and Committee are Edward Sigmond, Chairman, Anthony Altig and Thomas Page. The Committee met once during the fiscal year ended November 30, 2010.

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

The base salary we paid to our executive in 2010 and 2009 is reflected in the summary compensation table below.

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

Summary Compensation Table

Name and Principal Position(1)	Year	Salary ($)	Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
W. Gerald Newmin, (2)	2010	$180,000	$2,875	(3)	$7,500	(4)	$2,250	(5)	$192,625
Chairman of the Board, Chief Executive	2009	$180,000	$0		$11,000	(6)	$2,250	(7)	$193,250
Officer, President, Chief Financial
Officer, Treasurer, Secretary and Director

(1) During fiscal years ended November 30 2010 and 2009, the listed person was the only Principal Executive Officer of the Company and the only person that earned more than $100,000 during either of such fiscal years.

(2) Appointed as President and Chief Executive Officer on December 21, 2007.

(3) In March 2010, Mr. Newmin was awarded 250,000 shares of common stock valued at $2,875, or $0.0115 per share, the closing price of our common stock on the date of the award.

(4) In June 2010, Mr. Newmin was granted an option to acquire 1,000,000 shares of common stock at an exercise price of $0.008 per share.  The option vests quarterly over one year and expires five years after the grant date.  The weighted average assumptions used in determining the fair value of the option under the Black-Scholes model for expected volatility, dividends, expected term, and risk-free interest rate were 165%; 0%; 5 years; and 1.83%; respectively.

(5) This amount represents fees earned in consideration for attending meetings of our Board of Directors during fiscal year 2010.  Mr. Newmin earned $1,000 for each meeting of the Board of Directors attended in person and $250 for each meeting attended by teleconference during fiscal year 2010.  The Company’s policy for director fees earned in fiscal year 2010 is to pay such fees in cash.

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

(7) This amount represents fees earned in consideration for attending meetings of our Board of Directors during fiscal year 2009.  Mr. Newmin earned $1,000 for each meeting of the Board of Directors attended in person and $250 for each meeting attended by teleconference during fiscal year 2009.  The Company’s policy for director fees earned in fiscal year 2009 is to pay one half of such fees in cash and the other half of such fees in capital stock of the Company.  During the year ended November 30, 2009, the Company issued 59,211 shares of common stock in payment of $1,125 of director fees and the remaining $1,125 was paid in cash.

Contracts, Termination of Employment and Change-in-Control Arrangements

Employment Agreement with W. Gerald Newmin.  Mr. Newmin does not have a written employment agreement with the Company. Mr. Newmin’s base salary is $15,000 per month.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows for the fiscal year ended November 30, 2010, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
W. Gerald Newmin	250,000	750,000	0	$0.008	6/28/15	0	0	0	0
W. Gerald Newmin	1,000,000	0	0	$0.011	6/25/14	0	0	0	0
W. Gerald Newmin	333,553	0	0	$0.019	9/23/14	0	0	0	0

NON-EMPLOYEE DIRECTOR COMPENSATION

The following table details the total compensation of our non-employee directors for the year ended November 30, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Total ($)

Anthony F. Altig	$3,750	$0	$7,500	$11,250

Stephen Chang	$2,250	$0	$7,500	$9,750

Thomas A. Page	$2,500	$0	$7,500	$10,000

Edward Sigmond	$3,750	$0	$7,500	$11,250

(1)  In June 2010, each director was granted an option to acquire 1,000,000 shares of common stock at an exercise price of $0.008 per share.  The option vests quarterly over one year and expires five years after the grant date.  The weighted average assumptions used in determining the fair value of the option under the Black-Scholes model for expected volatility, dividends, expected term, and risk-free interest rate were 165%; 0%; 5 years; and 1.83%; respectively.

Director Compensation Arrangements

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

Each director of the Company was also granted an option on June 28, 2010 to purchase 1,000,000 shares of the Company’s common stock.  The options have an exercise price of $0.008, vest quarterly over one year from the grant date, and expire five years after the grant date.  The options granted are pursuant to our 2004 Equity Incentive Plan.  None of the options granted are incentive stock options, as defined in the Internal Revenue Code.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Directors, Officers and 5% Stockholders

The following table sets forth, as of February 22, 2011, certain information as to shares of our common stock owned by (i) each person known to beneficially own more than 5% of our outstanding common stock or preferred stock, (ii) each of our directors, and executive officers named in our summary compensation table, and (iii) all of our executive officers and directors as a group.  Unless otherwise indicated, the address of each named beneficial owner is the same as that of our principal executive offices located at 86 Cumberland Street, Suite 301, Woonsocket, Rhode Island, 02895.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percent of Common Stock Beneficially Owned	Number of Shares of Preferred Stock Beneficially Owned	Percent of Preferred Stock Beneficially Owned
Monarch Pointe Fund, Ltd. (3)	26,541,621	4.20%	13,625	79.80%
La Jolla Cove Investors, Inc. (4)	67,255,064	9.99%	–	–
W. Gerald Newmin (5)	9,350,911	1.53%	–	–
Thomas A. Page (6)	4,468,410	*	–	–
Stephen Chang, Ph.D. (7)	3,358,812	*	–	–
Edward Sigmond (8)	3,780,446	*	–	–
Anthony Altig (9)	5,130,139	*	–	–
All executive officers and directors as a group (five persons)	26,088,718	4.21%	–	–

*	Represents less than 1% of the issued and outstanding shares of the applicable class of equity securities of the Company as of February 22, 2011.

(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the Commission, shares of common stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, or other rights, are deemed outstanding for purposes of computing shares beneficially owned by the percentage ownership of each such person and group.  Applicable percentages are based on 605,968,799 shares of common stock and 17,073 shares of preferred stock outstanding on February 22, 2011 (of which 11,339 are shares of our Series B preferred stock and 5,734 are shares of our Series I preferred stock), and are calculated as required by rules promulgated by the SEC.

(2)	Unless otherwise noted, all shares listed are owned of record and the record owner has sole voting and investment power, subject to community property laws where applicable.

(3)
Includes (i) 496,972 shares of common stock held by Monarch Pointe Fund, Ltd. (“MPF”), (ii) 5,096,203 shares of common stock issuable to MPF upon the exercise of warrants within 60 days of February 22, 2011, (iii) 2,293,600 shares of common stock issuable to MPF upon conversion of 5,734 shares of Series I Preferred Stock and (iv) 18,654,846 shares of common stock issuable to MPF upon conversion of 7,891 shares of Series B Preferred Stock. According to a Schedule 13G/A filed with the SEC by MPF on January 14, 2009, MPF is in liquidation, William Tacon serves as the liquidator of MPF and, as such, now has control over the securities owned by MPF.

(4)
Represents the maximum possible amount of shares of our commons stock (i) held by LJCI, (ii) issuable to LJCI upon the exercise of a common stock warrant it holds, and (iii) issuable to LJCI upon the conversion of a 4.75% convertible debenture its holds, all as of February 22, 2011.  Pursuant to the terms of the warrant and convertible debenture, LJCI may not acquire shares of our commons stock to the extent such acquisition would cause LJCI to own more than 9.99% of our outstanding common stock immediately after such acquisition.  Provided the aforementioned 9.99% cap is complied with, LJCI may in the future exercise or convert into, as applicable, a significant amount of additional shares of our common stock (e.g. as of February 22, 2011, there are a total of 7,198,129 shares remaining on the stock purchase warrant and a balance of $71,981 remaining on the convertible debenture, which is convertible pursuant to the formula set forth in the debentures listed in the Exhibits section of this report).

(5)
Includes (i) 5,562,997 shares of common stock, (ii) 1,287,065 shares of common stock issuable to Mr. Newmin upon the exercise of warrants within 60 days of February 22, 2011, (iii)  2,083,553 shares of common stock issuable to Mr. Newmin under options exercisable within 60 days of February 22, 2011, (iv) 197,296 shares of common stock owned by Mr. Newmin’s spouse, and (v) warrants to purchase 220,000 shares of common stock issuable upon exercise of warrants owned by Mr. Newmin’s spouse.  Mr. Newmin disclaims beneficial ownership of the aforementioned stock beneficially owned by Mr. Newmin’s spouse, except to the extent of his pecuniary interest therein.

(6)
Includes (i) 1,636,586 shares of common stock, (ii) 525,903 shares of common stock issuable upon the exercise of common stock warrants within 60 days of February 22, 2011, and (iii) 2,305,921 shares of common stock issuable under options exercisable within 60 days of February 22, 2011.

(7)
Includes (i) 988,163 shares of common stock, (ii) 364,071 shares of common stock issuable upon the exercise of common stock warrants within 60 days of February 22, 2011 and (iii) 2,006,578 shares of common stock issuable under options exercisable within 60 days of February 22, 2011.

(8)
Includes (i) 1,560,974 shares of common stock, (ii) 161,577 shares of common stock issuable upon the exercise of common stock warrants within 60 days of February 22, 2011 and (iii) 2,057,895 shares of common stock issuable under options exercisable within 60 days of February 22, 2011.

(9)
Includes (i) 2,232,209 shares of common stock, (ii) 172,930 shares of common stock issuable upon the exercise of common stock warrants within 60 days of February 22, 2011 and (iii) 2,725,000 shares of common stock issuable under options exercisable within 60 days of February 22, 2011.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the securities authorized for issuance under equity compensation plans as of November 30, 2010.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by shareholders (1)	13,148,947	$0.02	32,825,266

Equity compensation plans not approved by shareholders (2)	850,000	$0.36
	13,998,947	$0.04

(1) Pursuant to the 2004 Plan, from 2005 through the Company’s fiscal year end 2013, the number of shares of common stock authorized for issuance under the Plan is automatically increased on the first day of each year by the lesser of the following amounts: (a) 2.0% of the Company’s outstanding shares of common stock on the day preceding the first day of such fiscal year or (b) 1,500,000 shares of common stock.  Additionally, on June 25, 2009 and on August 26, 2010, at special meetings of stockholders, the stockholders approved amendments to the Plan to increase the number of shares of common stock authorized under the Plan.  At each meeting, the number of authorized shares was increased by 25,000,000 shares.  The numbers of shares set forth in this row include all of such previous increases.

(2) Represents warrants issued to service providers in compensation for services provided.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, none of the following parties has, in the fiscal year ending November 30, 2010, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since December 1, 2009, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds the lesser of (1) $120,000 and (2) one percent of the average of our total assets at year end for the last three completed fiscal years, in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest, other than the transactions described below.  All future transactions between us and any of our directors, executive officers or related parties will be subject to the review and approval of our Audit Committee.

La Jolla Cove Investors, Inc.

The Company entered into a Securities Purchase Agreement with LJCI on February 28, 2007 pursuant to which the Company agreed to sell a convertible debenture in the principal amount of $100,000 and maturing on February 28, 2012 (the “Debenture”).  The Debenture accrues interest at 4.75% per year, payable at each conversion date, in cash or common stock at the option of LJCI.  The proceeds from the Debenture were deposited on March 5, 2007. In connection with the Debenture, the Company issued LJCI a warrant to purchase up to 10 million shares of our common stock (the “LJCI Warrant”) at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007.  Pursuant to the terms of the LJCI Warrant, upon the conversion of any portion of the principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the Debenture being converted.  Therefore, for each $1,000 of the principal converted, LJCI would be required to simultaneously purchase 100,000 shares under the LJCI Warrant at $1.09 per share.

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price.  The Conversion Price is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert.  During the year ended November 30, 2010, LJCI converted $9,613 of the Debenture into 167,550,540 shares of common stock.  Simultaneously with these conversions, LJCI exercised warrants to purchase 961,330 shares of the Company’s common stock.  Proceeds from the exercise of the warrants were $1,047,850.  As of November 30, 2010, the balance of the Debenture was $75,706 and there were remaining warrants to purchase 7,570,629 shares of common stock at $1.09 per share.  During the period from December 1, 2010 through February 22, 2011, LJCI has converted an additional $3,725 of the Debenture into 128,850,042 shares of common stock.  Simultaneously with these additional conversions, LJCI exercised additional warrants to purchase 372,500 shares of the Company’s common stock.  Proceeds from the additional exercise of warrants were $406,025.  As of February 22, 2011, the balance of the Debenture is $71,981 and there are remaining warrants to purchase 7,198,129 shares of common stock at $1.09 per share.

Notes Payable to Members of the Board of Directors

During the fiscal year ended November 30, 2008, we borrowed $55,000 from two members of our board of directors to meet working capital needs.  The notes accrued interest at 8.5% per year and are unsecured.  The original notes in the amount of $50,000 and related accrued interest were due in December 2008, but were extended initially to June 2009 and then extended a second time to December 2009.  The note in the amount of $5,000 was due in May 2009.  During the year ended November 30, 2009, we repaid $25,000 of the notes to related parties and during the year ended November 30, 2010, we repaid the balance of $30,000.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees of  Hansen, Barnett and Maxwell, our independent auditor, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two years for other services:

Fee Category	2010	2009

Audit Fees(1)	$41,444	$35,050
Audit-Related Fees(2)	$0	$6,135
Tax Fees(3)	$7,025	$8,071
All Other Fees(4)	$0	$0

(1)           Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended November 30, 2010 and 2009.

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
Dated March 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Gerald Newmin	Chairman ,CEO, CFO, President,	March 2, 2011
W. Gerald Newmin	Treasurer and Secretary

/s/ Stephen Chang	Director	March 2, 2011
Stephen Chang

/s/ Edward Sigmond	Director	March 2, 2011
Edward Sigmond

/s/ Thomas A. Page	Director	March 2, 2011
Thomas A. Page

/s/ Anthony Altig	Director	March 2, 2011
Anthony Altig

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1 (1)	Asset Contribution Agreement dated September 7, 2005 by and among Multicell Technologies, Inc., Astral Therapeutics, Inc., Alliance Pharmaceutical Corp., and Astral, Inc.
3.1 (2)	Certificate of Incorporation, as filed on April 28, 1970.
3.2 (2)	Certificate of Amendment, as filed on October 27, 1986.
3.3 (2)	Certificate of Amendment, as filed on August 24, 1989.
3.4 (2)	Certificate of Amendment, as filed on July 31, 1991.
3.5 (2)	Certificate of Amendment, as filed on August 14, 1991.
3.6 (2)	Certificate of Amendment, as filed on June 13, 2000.
3.7 (2)	Certificate of Amendment, as filed May 18, 2005.
3.8 (2)	Certificate of Correction, as filed June 2, 2005.
3.9 (17)	Certificate of Amendment, as filed September 1, 2010.
3.10 (2)	Bylaws, as amended May 18, 2005.
3.11 (2)	Specimen Stock Certificate.
4.1 (3)	Certificate of Designations of Preferences and Rights of Series I Convertible Preferred Stock, as filed on July 13, 2004.
4.2 (4)	Certificate of Designation of Series B Convertible Preferred Stock, as filed on July 14, 2006.
4.3 (5)	Debenture Purchase Agreement between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc. dated February 28, 2007.
4.4 (5)	Registration Rights Agreement between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc. dated February 28, 2007.
4.5 (5)	Stock Pledge Agreement dated February 28, 2007.
4.6 (5)	7 ¾ % Convertible Debenture for $1,000,000 issued by Multicell Technologies, Inc. to La Jolla Cove Investors, Inc.
4.7 (5)	Escrow Letter dated February 28, 2007 from La Jolla Cove Investors, Inc.
4.8 (5)	Letter dated February 28, 2007 from La Jolla Cove Investors, Inc.
4.9 (5)	Securities Purchase Agreement between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc. dated February 28, 2007.
4.10 (5)	4 ¾ % Convertible Debenture for $100,000 issued by Multicell Technologies, Inc. to La Jolla Cove Investors, Inc.
4.11 (5)	Warrant to Purchase Common Stock dated February 28, 2007.
4.12 (5)	Letter dated February 28, 2007 to Multicell Technologies, Inc. from La Jolla Cove Investors, Inc.
4.13 (6)	Warrant for the purchase of 1,572,327 Shares of Common Stock of Multicell Technologies, Inc. issued to and Fusion Capital Fund II, LLC dated May 3, 2006.
4.14 (7)	Amended and Restated Registration Rights Agreement, dated as of October 5, 2006, by and between Multicell Technologies, Inc. and Fusion Capital Fund II, LLC.
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

4.19 (9)	Amended and Restated Warrant to Purchase Common Stock issued to Anthony Cataldo dated July 25, 2006.
4.20 (10)	Form of Warrant to Purchase Common Stock dated February 1, 2006 issued by the Company to Trilogy Capital Partners, Inc.
4.21 (11)	Mutual Termination Agreement between Multicell Technologies, Inc. and Fusion Capital Fund II, LLC, dated as of July 18, 2007.

10.1 (12)	Letter Agreement between Amarin Neuroscience Limited and the Company dated October 26, 2006.
10.2 (13)	Letter Agreement between Amarin Neuroscience Limited and the Company dated June 28, 2006.
10.3 (14)	Worldwide Exclusive License Agreement dated as of December 31, 2005 between Multicell Technologies, Inc. and Amarin Neuroscience Limited dated December 31, 2005.
10.4 (15)	License Agreement between Eisai Co., Ltd. and the Company dated April 20, 2007.
10.5 (16)	License Agreement between Corning Incorporated and the Company dated October 9, 2007.
10.6 (17)	Amended and Restated 2004 Equity Incentive Plan
10.7 (18)	Exclusive License Agreement, dated September 30, 2010, between Xenogenics Corporation and Rutgers, The State University of New Jersey
10.8 (18)	Foreclosure Sale Agreement, dated as of September 30, 2010, among Xenogenics Corporation, Venture Lending & Leasing IV, Inc., Venture Lending & Leasing V, Inc. and Silicon Valley Bank
10.9 (18)	Series B Preferred Stock Purchase Agreement, dated October 14, 2010, between Xenogenics Corporation and Multicell Technologies, Inc.
21.1*	List of Subsidiaries
23.1*	Consent of Hansen, Barnett & Maxwell, P.C.
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
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
(17) Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on August 26, 2010.
(18) Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on September 30, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
MultiCell Technologies, Inc.
Woonsocket, Rhode Island

We have audited the accompanying consolidated balance sheets of MultiCell Technologies, Inc. and subsidiaries (the Company) as of November 30, 2010 and 2009, and the related consolidated statements of operations, equity (deficiency), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MultiCell Technologies, Inc. and subsidiaries as of November 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered losses from operations and had negative cash flows from operating activities during the years ended November 30, 2010 and 2009 and as of November 30, 2010, the Company had a working capital deficit and a stockholders’ deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 2, 2011

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2010	2009
ASSETS

Current assets
Cash and cash equivalents	$634,377	$396,554
Grant receivable	30,975	-
Other current assets	8,931	6,442
Total current assets	674,283	402,996

Property and equipment, net of accumulated depreciation of $65,380 and $60,753 at November 30, 2010 and 2009, respectively	1,087	5,714

Other assets	1,685	1,685

Total assets	$677,055	$410,395

LIABILITIES AND EQUITY (DEFICIENCY)

Current liabilities
Notes payable - related parties	$-	$30,000
Accounts payable and accrued expenses	1,677,001	1,297,486
Advance from debenture holder	237,850	-
Current portion of deferred revenue	49,318	98,862
Total current liabilities	1,964,169	1,426,348

Non-current liabilities
Convertible debentures, net of discount	50,706	40,320
Deferred income, net of current portion	597,376	646,694
Derivative liability related to Series B convertible preferred stock	79,913	-
Total non-current liabilities	727,995	687,014

Total liabilities	2,692,164	2,113,362

Commitments and contingencies	-	-

Equity (Deficiency)
MultiCell Technologies, Inc. equity (deficiency)
Undesignated preferred stock, $0.01 par value; 963,000 shares authorized	-	-
Series B convertible preferred stock, 17,000 shares designated; 11,339 and 16,262 shares issued and outstanding at November 30, 2010 and 2009, respectively; liquidation value of $1,377,735 and $1,870,035 at November 30, 2010 and 2009, respectively	1,349,844	1,830,035
Series I convertible preferred stock, 20,000 shares designated; 5,734 shares issued and outstanding; liquidation value of $573,400	573,400	573,400
Common stock, $0.01 par value; 775,000,000 shares authorized; 476,746,257 and 299,892,504 shares issued and outstanding at November 30, 2010 and 2009, respectively	4,767,463	2,998,925
Additional paid-in capital	31,317,428	32,514,975
Accumulated deficit	(39,197,686)	(38,917,068)
Total MultiCell Technologies, Inc. stockholders' equity (deficiency)	(1,189,551)	(999,733)
Noncontrolling interests	(825,558)	(703,234)
Total equity (deficiency)	(2,015,109)	(1,702,967)

Total liabilities and equity (deficiency)	$677,055	$410,395

See accompanying notes to consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	November 30,
	2010	2009

Revenue	$98,862	$174,240

Operating expenses
Selling, general and administrative	945,458	783,604
Research and development	369,304	195,990
Acquired in-process research and development	554,179	-
Depreciation and amortization	4,627	9,375

Total operating expenses	1,873,568	988,969

Loss from operations	(1,774,706)	(814,729)

Other income (expense)
Grant revenue	430,335	-
Interest expense	(42,641)	(29,370)
Change in fair value of derivative liability	97,554	-
Interest income	186	639
Loss on disposition of equipment	-	(412)

Total other income (expense)	485,434	(29,143)

Net loss	(1,289,272)	(843,872)

Less net loss attributable to the noncontrolling interests	(122,324)	(87,697)

Net loss attributable to MultiCell Technologies, Inc.	(1,166,948)	(756,175)

Preferred stock dividends	(131,529)	(148,391)

Net loss attributable to common stockholders	$(1,298,477)	$(904,566)

Basic and Diluted Loss Per Common Share Attributable to Common Stockholders	$(0.003)	$(0.005)

Basic and Diluted Weighted-Average Common Shares Outstanding	379,787,857	186,830,320

See accompanying notes to consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)
For the Years Ended November 30, 2009 and 2010

							Additional			Total
	Preferred Stock - Series B		Preferred Stock - Series I		Common stock		Paid in	Accumulated	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Interests	(Deficiency)

Balance at November 30, 2008	16,262	$1,830,035	5,734	$573,400	83,146,214	$831,462	$32,894,705	$(38,012,502)	$(615,537)	$(2,498,437)

Issuance of common stock for conversion of 4.75% debentures	-	-	-	-	210,075,223	2,100,752	(2,086,897)	-	-	13,855

Issuance of common stock for exercise of warrants	-	-	-	-	1,385,541	13,856	1,496,384	-	-	1,510,240

Issuance of common stock and options in settlement of director fees	-	-	-	-	5,285,526	52,855	186,567	-	-	239,422

Stock-based compensation	-	-	-	-	-	-	24,216	-	-	24,216

Dividends on Series B preferred stock	-	-	-	-	-	-	-	(148,391)	-	(148,391)

Net loss	-	-	-	-	-	-	-	(756,175)	(87,697)	(843,872)

Balance at November 30, 2009, prior to change in accounting principle	16,262	1,830,035	5,734	573,400	299,892,504	2,998,925	32,514,975	(38,917,068)	(703,234)	(1,702,967)

Cumulative effect of a change in accounting principle for beneficial conversion feature of Series B preferred stock	-	-	-	-	-	-	(1,244,076)	1,017,859	-	(226,217)

Balance at December 1, 2009, as restated	16,262	1,830,035	5,734	573,400	299,892,504	2,998,925	31,270,899	(37,899,209)	(703,234)	(1,929,184)

Issuance of common stock for conversion of 4.75% debentures	-	-	-	-	167,550,540	1,675,506	(1,665,893)	-	-	9,613

Issuance of common stock for exercise of warrants	-	-	-	-	961,330	9,613	1,038,237	-	-	1,047,850

Conversion of Series B preferred stock into common stock	(4,923)	(480,191)	-	-	7,991,883	79,919	449,022	-	-	48,750

Issuance of common stock for compensation to employees	-	-	-	-	350,000	3,500	490	-	-	3,990

Issuance of Xenogenics warrants for acquired in-process research and development and as an incentive to accelerate conversion of debentures	-	-	-	-	-	-	36,358	-	-	36,358

Stock-based compensation	-	-	-	-	-	-	188,315	-	-	188,315

Dividends on Series B preferred stock	-	-	-	-	-	-	-	(131,529)	-	(131,529)

Net loss	-	-	-	-	-	-	-	(1,166,948)	(122,324)	(1,289,272)

Balance at November 30, 2010	11,339	$1,349,844	5,734	$573,400	476,746,257	$4,767,463	$31,317,428	$(39,197,686)	$(825,558)	$(2,015,109)

See accompanying notes to consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	November 30,
	2010	2009
Cash flows from operating activities
Net loss	$(1,289,272)	$(843,872)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,627	9,375
Stock-based compensation for services	192,305	24,216
Loss on disposition of equipment	-	412
Interest expense from amortization of discount on convertible debentures	38,179	20,000
Change in fair value of derivative liability	(97,554)	-
Acquired in-process research and development	554,179	-
Changes in assets and liabilities
Grant receivable	(30,975)	-
Other current assets	(2,489)	10,350
Accounts payable and accrued liabilities	(18,015)	(285,704)
Deferred income	(98,862)	(46,841)
Net cash used in operating activities	(747,877)	(1,112,064)

Cash flows from investing activities
Payments for in-process research and development	(270,000)	-
Collection of principal on note receivable	-	17,356
Net cash provided by (used in) investing activities	(270,000)	17,356

Cash flows from financing activities
Proceeds from the exercise of stock warrants	1,047,850	1,510,240
Advance from debenture holder	237,850	-
Payment of principal on notes payable - related parties	(30,000)	(25,000)
Net cash provided by financing activities	1,255,700	1,485,240
Net increase in cash and cash equivalents	237,823	390,532
Cash and cash equivalents at beginning of year	396,554	6,022
Cash and cash equivalents at end of year	$634,377	$396,554

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$9,717	$5,104
Noncash Investing and Financing Activities:
Issuance of common stock and options in settlement of director fees	-	239,422
Issuance of common stock for conversion of 4.75% debentures	9,613	13,855
In-process research and development financed with accounts payable	266,000	-
Issuance of warrants for acquisition of in-process research and development	18,179	-
Conversion of Series B preferred stock into common stock and elimination of related derivative liability	480,191	-
Accrual of dividends on Series B preferred stock	131,529	148,391

See accompanying notes to consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2010 and 2009

Note 1 - Organization and Summary of Significant Accounting Policies

Organization – MultiCell Technologies, Inc. (“MultiCell”), operates three subsidiaries, MCT Rhode Island Corp., Xenogenics Corporation (“Xenogenics”), and MultiCell Immunotherapeutics, Inc. (“MCTI”).  MCT Rhode Island Corp. (“MCT”), is a 100%-owned subsidiary that has been inactive since its formation in 2004.  Prior to October 14, 2010, MultiCell owned 56.4% of Xenogenics.  Commencing October 14, 2010, MultiCell has increased its ownership of Xenogenics to 95.3% (on an as-if-converted basis).  MultiCell holds approximately 67% of the outstanding shares (on an as-if-converted basis) of MCTI.  As used herein, the “Company” refers to MultiCell, together with MCT, Xenogenics, and MCTI.

The Company is a biopharmaceutical company developing novel therapeutics and discovery tools to address unmet medical needs for the treatment of neurological disorders, hepatic disease, cancer and interventional cardiology and peripheral vessel applications.

Principles of Consolidation and Basis of Presentation – The accompanying consolidated financial statements of MultiCell Technologies Inc. and its subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries over which MultiCell exercises control.  All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents – The Company considers all unrestricted highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses, advance from debenture holder, and notes payable to related parties approximate fair value because of the short maturity of those instruments.  The fair value of convertible debentures was approximately $75,706 and $85,320 at November 30, 2010 and 2009, respectively.

Credit Risk – It is the Company’s practice to place its cash equivalents in high quality money market securities with major banking institutions.  Periodically, the Company maintains cash balances at this institution that exceeds the Federal Deposit Insurance Corporation insurance limit of $250,000 per bank.  The Company considers its credit risk associated with cash and cash equivalents to be minimal.  The Company does not require collateral from its customers.  The Company closely monitors the extension of credit to its customers while maintaining an allowance for potential credit losses.  On a periodic basis, management evaluates its accounts receivable and, if warranted, adjusts its allowance for doubtful accounts based on historical experience and current credit considerations.  Typically, accounts receivable consist primarily of amounts due under contractual agreements.

Revenue Recognition – In the years covered by these financial statements, the Company's operating revenues have been generated primarily from license revenue under agreements with Corning, Pfizer, and Eisai.  Management believes such sources of revenue will be part of the Company's ongoing operations.  When applicable, the Company recognizes revenue from licensing and research agreements as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable and the collection of the contractual amounts is reasonably assured.  In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed.  Deferred revenues associated with services expected to be performed within the 12 - month period subsequent to the balance sheet date are classified as a current liability.  Deferred revenues associated with services expected to be performed at a later date are classified as non-current liabilities.

Grant revenue received or receivable under the Qualifying Therapeutic Discovery Project for the year ended November 30, 2010 was recognized during the fourth quarter of that year, when notification of the grant was received.  For the year ending November 30, 2011, the grant revenue will be recognized as other income during the period in which the corresponding expenses are incurred.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2010 and 2009

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

Stock Based Compensation – The Company has stockholder-approved stock incentive plans for employees, directors, officers and consultants.  The Company recognizes compensation expense for stock-based awards to employees expected to vest on a straight-line basis over the requisite service period of the award, based on their grant-date fair value.  The Company estimates the fair value of stock options using the Black-Scholes option-pricing model, which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock, and expected dividend yield of stock.

Research and Development Costs – Research and development costs are expensed as incurred.

Acquired In-Process Research and Development – The Company recognizes as incurred the cost of directly acquiring assets to be used in the research and development process that have not yet received regulatory approval for marketing and for which no alternative future use has been identified.  Acquired in-process research and development costs are expensed as incurred.  Once the product has obtained regulatory approval, the Company will capitalize any milestone payments made and amortize them over the period benefitted.  Milestone payments made prior to regulatory approval of the product will generally be expensed when the event requiring payment of the milestones occurs.

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

Loss Per Common Share – Basic loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average common shares outstanding during each period.  Since the Company incurred losses during the years ended November 30, 2010 and 2009, the assumed effects of the exercise of outstanding stock options and warrants, and the conversion of convertible preferred stock and convertible debentures were anti-dilutive and, accordingly, diluted per common share amounts equal basic loss per share amounts and have not been separately presented in the accompanying consolidated statements of operations.  The total number of common shares potentially issuable upon exercise or conversion excluded from the calculation of diluted loss per common share for the years ended November 30, 2010 and 2009 was 2,418,129,567 and 962,679,580, respectively.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2010 and 2009

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

Recently Enacted Accounting Standards – In December 2007, the Financial Accounting Standards Board (FASB) issued new accounting guidance on noncontrolling interests in consolidated financial statements.  This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This guidance requires the recognition of a noncontrolling interest as equity or deficit in the consolidated financial statements and separate from the parent’s equity or deficit. The amount of net income or loss attributable to the noncontrolling interest is included in consolidated net income or loss on the face of the statement of operations. The standard also amends certain consolidation procedures for consistency with the requirements of the new accounting guidance on business combinations. This guidance also includes expanded disclosure requirements regarding the interests of the parent and of its noncontrolling interest.  The Company adopted the new accounting guidance on noncontrolling interests effective December 1, 2009, at which date the Company’s consolidated financial statements were retroactively restated to reflect the new presentation for noncontrolling interests in the Company’s consolidated financial statements.

In June 2008, the FASB ratified accounting guidance for determining whether an instrument, or an embedded feature, is indexed to an entity's own stock.  The guidance provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  The guidance was effective for fiscal years beginning after December 15, 2008. The Company adopted this new accounting guidance effective December 1, 2009.  As more fully discussed in Note 8 to these consolidated financial statements, the Company determined that the fair value of the beneficial conversion feature related to the Series B convertible preferred stock is required to be accounted for as an embedded derivative as of December 1, 2009 under this new accounting guidance.  The accounting implications of this determination is that the fair value of the derivative, calculated to be $226,217 as of December 1, 2009, was recorded as a noncurrent liability with a corresponding adjustment to equity on that date.  The Company is also required to record the change in the fair value of the derivative liability at each subsequent balance sheet date, with a corresponding adjustment to other income or expense.  The change in the fair value of the derivative was a decrease of $97,554 for the year ended November 30, 2010.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2010 and 2009

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

Note 2 - Going Concern

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As of November 30, 2010, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $39,197,686.  The Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, the Company’s therapeutic for the treatment of fatigue in multiple sclerosis patients. Management is evaluating several sources of financing for its clinical trial program.  Additionally, with its strategic shift in focus to therapeutic programs and technologies, management expects the Company’s future cash requirements to increase significantly as it advances the Company’s therapeutic programs into clinical trials.  Until the Company is successful in raising additional funds, it may have to prioritize its therapeutic programs and delays may be necessary in some of the Company’s development programs.

Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors (LJCI). As further described in Note 7 to these consolidated financial statements, under terms of the agreement, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of November 30, 2010, there are 7,570,629 shares remaining on the stock purchase warrant and a balance of $75,706 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants, approximately $8.25 million of cash would be provided to the Company. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture over the next year.

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

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2010 and 2009

Note 3– Ideal BioStent™

Purchase of Ideal BioStent™ — Foreclosure Sale Agreement

On September 30, 2010, Xenogenics entered into a Foreclosure Sale Agreement (“Foreclosure Sale Agreement”) with Venture Lending & Leasing IV, Inc., Venture Lending & Leasing V, Inc. and Silicon Valley Bank (collectively, the “Sellers”).  Pursuant to the Foreclosure Sale Agreement, Xenogenics acquired all of the Sellers’ interests in certain bioabsorbable stent assets (known as “Ideal BioStent™”) and related technologies.  In consideration for the purchased of the assets, Xenogenics made cash payments to the Sellers in the aggregate amount of $400,000, payable in three tranches as follows: (i) $135,000 was paid on October 12, 2010; (ii) $135,000 was paid on November 15, 2010; and (iii) $130,000 was paid on December 31, 2010.

Xenogenics is also required to make cash payments to the Sellers as follows based on the achievement of certain milestones:

•
$300,000 is payable upon the earlier to occur of (i) initiation of pivotal Generation 2 stent human clinical trials, (ii) execution of an agreement in which Xenogenics grants a third party rights to develop or exploit the purchased assets, valued at no less than $3,000,000 (including all up-front payments and the net present value of any future royalty/milestone payments), and (iii) a “change of control” of Xenogenics;

•
$1,000,000 is payable upon the earlier to occur of (i) regulatory approval by any regulatory authority in a European Union member country, (ii) execution of an agreement in which Xenogenics grants a third party rights to develop or exploit the purchased assets, valued at no less than $5,000,000 (including all up-front payments and the net present value of any future royalty/milestone payments); and (iii) a “change of control” of Xenogenics; and

•
$3,000,000 is payable upon the earlier to occur of (i) regulatory approval by the U.S. Food and Drug Administration, (ii) execution of an agreement in which Xenogenics grants a third party rights to develop or exploit the purchased assets, valued at no less than $5,000,000 (including all up-front payments and the net present value of any future royalty/milestone payments); and (iii) a “change of control” of Xenogenics.

In addition, as additional consideration under the Foreclosure Sale Agreement, Xenogenics issued to the Sellers warrants to purchase an aggregate of 490,000 shares of its common stock, exercisable at $0.038 per share of common stock.  The fair value of these warrants was estimated to be $18,179 as estimated using the Black-Scholes option-pricing model, using a risk-free interest rate of 2.53%, volatility of 140%, expected life of 10 years, and dividend yield of zero.

The costs related to the acquisition of this technology, including the purchase price of $400,000 payable to the Sellers, the fair value of the warrants ($18,179) issued to the Sellers, and the obligation to pay Rutgers $136,000 for patent related costs under the Rutgers License Agreement, as discussed below, have been accounted for as in-process research and development costs and have been expensed immediately subsequent to the purchase because the technologies had no alternative future use.

Rutgers License Agreement

Effective September 30, 2010, Xenogenics entered into a license agreement (the “Rutgers License Agreement”) with Rutgers, The State University of New Jersey (“Rutgers”).

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2010 and 2009

Pursuant to the Rutgers License Agreement, Rutgers granted Xenogenics a worldwide exclusive license to exploit and commercialize certain patents and other intellectual property rights, as further described in the Rutgers License Agreement, relating to bioabsorbable stents for interventional cardiology and peripheral vascular applications. In consideration for the license and other rights granted under the Rutgers License Agreement, Xenogenics paid Rutgers a license fee of $50,000. In addition, under the Rutgers License Agreement, Xenogenics is obligated to pay Rutgers a license maintenance fee of $25,000 on the third anniversary of the Rutgers License Agreement, and $50,000 on the fourth anniversary.  Additionally, Xenogenics agreed to pay Rutgers for unpaid costs of $136,000 incurred by Rutgers prior to the effective date of the Rutgers License Agreement for preparing, filing, prosecuting, defending, and maintaining all United States patent applications and patents covered under the Rutgers License Agreement.

Xenogenics is also required to make cash payments to Rutgers as follows based on the achievement of certain milestones with respect to products to be commercialized using the Licensed IP:

•	$50,000 is payable upon initiation of first in-human clinical trials anywhere in the world;

•	$200,000 is payable upon initiation of pivotal human clinical trials anywhere in the world in connection with submitting an application for market approval to a regulatory authority;

•	$300,000 is payable upon submission of an application for market approval to a regulatory authority anywhere in the world.

Upon the sale of products commercialized using the licensed technology, Xenogenics is required to make royalty payments to Rutgers in an amount equal to three percent of the annual aggregate gross amounts charged for such products less deductions for expenses such as sales/use taxes, transportation charges and trade discounts. Beginning with the first year of sales of products commercialized with the licensed technology, Xenogenics will make certain minimum royalty payments to Rutgers, which payments will be applied against any royalty payments earned by Rutgers for the relevant calendar year. Further, 50% of the Rutgers milestone payments actually paid to Rutgers will be offset against any future royalty payments earned under the Rutgers License Agreement.

The term of the Rutgers License Agreement commences on the effective date of the agreement and terminates on the earlier of (i) the expiration of all valid patents granted with respect to the licensed technology (or products commercialized therefrom) in a country, and (ii) ten years from the date of first commercial sale in a country. However, if either party breaches the agreement, the non-breaching party may terminate the agreement upon written notice to the other party of such breach and the failure of the other party to cure the breach within 90 days of such notice. Xenogenics also has the right to terminate the agreement at anytime and for any reason upon 120 days’ advance written notice to Rutgers.

Series B Preferred Stock Agreement

On October 14, 2010, pursuant to a Series B Preferred Stock Purchase Agreement, Xenogenics agreed to sell to MultiCell shares of its newly created Series B Convertible Preferred Stock. The funds provided to Xenogenics under the agreement were used to pay Xenogenics’ obligations under the Foreclosure Sale Agreement and to settle an intercompany obligation of Xenogenics to MultiCell.  The purchase of the Series B Preferred Stock increased MultiCell’s interest in Xenogenics from 56.4% to 95.3% (on an as-if-converted basis).  The Series B Preferred Stock may, at the option of MultiCell, be converted at any time or from time to time into shares of Xenogenics’ Common Stock.  This intercompany transaction has been eliminated in consolidation.

La Jolla Cove Investors (LJCI) agreed to increase the amount of its debenture that it converted and the number of warrants that it exercised during October through December of 2010 in order to assist MultiCell in funding its purchase of Series B Convertible Preferred Stock from Xenogenics.  As additional consideration to LJCI under this arrangement, Xenogenics issued LJCI warrants to purchase an aggregate of 490,000 shares of its common stock, exercisable at $0.038 per share of common stock.  The fair value of these warrants was estimated to be $18,179 as estimated using the Black-Scholes option-pricing model, using a risk-free interest rate of 2.53%, volatility of 140%, expected life of 10 years, and dividend yield of zero.  The fair value of the warrants was recorded as additional interest expense under the debentures.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2010 and 2009

Note 4– Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation, and is comprised of the following at November 30, 2010 and 2009:

	2010	2009

Lab Equipment	$25,893	$25,893
Furniture and Office Equipment	40,574	40,574

	66,467	66,467
Less: Accumulated depreciation	(65,380)	(60,753)

Property and Equipment, Net	$1,087	$5,714

The Company recorded depreciation expense of $4,627 and $9,375 for the years ended November 30, 2010 and 2009, respectively.

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

Note 6 – License Agreements

In September 2001, the Company completed the purchase of its cell line business and, as a result, it acquired an exclusive license agreement with Rhode Island Hospital for the use of four patents owned by the hospital related to liver cell lines and liver assist devices.  The primary patent acquired and being utilized is for immortalized hepatocytes.  As of November 30, 2006, management tested the carrying value of the license agreement for impairment and concluded that it had been impaired and reduced the carrying value to zero.  The Company will pay the hospital a 5% royalty on net sales derived from licenses based upon the patented technology, until it has paid a total of $550,000.  As of November 30, 2010, no significant payments had been made under this license agreement.  After royalties totaling $550,000 have been paid, the Company pays a 2% royalty instead of a 5% royalty for the life of the patent.

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
For the Years Ended November 30, 2010 and 2009

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

On April 20, 2007, the Company entered into a license agreement with Eisai Co., Ltd (“Eisai”).  According to the agreement, the Company granted Eisai a nonexclusive license, which permited the use by Eisai of samples and culture media for the use of this patent and license.  Eisai agreed to pay the Company 65 million yen (approximately US $545,000 based on exchange rates in effect at the time of the agreement) over a five-year period.  The first payment of 13 million yen was due upon the signing of the agreement with subsequent four installments on the anniversary dates of the agreement.  The Company received the first three annual installments of 13 million yen ($109,070, $121,030, and $127,400 based on exchange rates in effect at the time of payment, during the years ended November 30, 2007, 2008, and 2009, respectively).  On May 1, 2009, Eisai notified the Company of its plan to terminate the license agreement effective March 31, 2010.  The Company recognized the income ratably over each year of the agreement.  The Company recognized income of $49,544 and $124,922 for the years ended November 30, 2010 and 2009, respectively.  The balance of deferred revenue from this license is zero and $49,544 at November 30, 2010 and 2009, respectively.  No further revenue will be recognized from this agreement.

On October 9, 2007, the Company executed an exclusive license and purchase agreement (the “Agreement”) with Corning Incorporated (“Corning”) of Corning, New York.  Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell the Company’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (“ADME/Tox assays”).  The Company retained and will continue to support all of its existing licensees, including Pfizer, Bristol-Myers Squibb, and Eisai.  The Company retains the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays.  The Company also retains rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to produce therapeutic proteins using the Company’s BioFactories™ technology, to identify drug targets and for other applications related to the Company’s internal drug development programs.  In consideration for the license granted, Corning paid the Company $375,000 upon execution of the Agreement, and an additional $375,000 upon the completion of a transition period.  In addition, Corning purchased inventory and equipment from the Company and reimbursed the Company for laboratory costs and other expenses during a transition period.  The Company is recognizing the income ratably over a 17 year period.  The Company recognized $44,118 in income for each of the years ended November 30, 2010 and 2009.  The balance of deferred revenue from this license is $610,294 and $654,412 at November 30, 2010 and 2009, respectively, and will be amortized into revenue through October 2024.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2010 and 2009

The Company has another license agreement with Pfizer, for which revenue is being deferred.  During the years ended November 30, 2010 and 2009, the Company recognized $5,200 in each year and the balance of the deferred revenue from this license is $36,400 and $41,600 at November 30, 2010 and 2009, respectively, and will be amortized into revenue through January 2018.

On March 17, 2009, the Company entered into a cooperative research and development agreement with Maxim Biotech, Inc. (“Maxim”) to develop products for the study of liver stem cells and liver cancer.  The cooperative research and development agreement with Maxim will initially focus on the development of a family of life science research reagent tool kits which can be used to isolate liver stem cells, and help to elucidate liver stem cell gene function and their encoded proteins.  During the term of the agreement, the Company will establish with Maxim annual research budgets to fund specific research projects related to liver stem cell biology.  Maxim has also granted the Company an option to obtain an exclusive license to any invention resulting from the subject research program.  The terms and conditions of said exclusive license will be negotiated between the parties at the time the invention is conceived or is reduced to practice.

Note 7- Convertible Debentures

The Company entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. (“LJCI”) on February 28, 2007 pursuant to which the Company agreed to sell a convertible debenture in the principal amount of $100,000 and maturing on February 28, 2012 (the “Debenture”).  The Debenture accrues interest at 4.75% per year, payable at each conversion date, in cash or common stock at the option of LJCI.  In connection with the Debenture, the Company issued LJCI a warrant to purchase up to 10 million shares of our common stock (the “LJCI Warrant”) at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007.  Pursuant to the terms of the LJCI Warrant, upon the conversion of any portion of the principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the Debenture being converted.  Therefore, for each $1,000 of the principal converted, LJCI would be required to simultaneously purchase 100,000 shares under the LJCI Warrant at $1.09 per share.  The agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding common shares of the Company.

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price.  The Conversion Price is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert.  During the year ended November 30, 2009, LJCI converted $13,855 of the Debenture into 210,075,223 shares of common stock.  Simultaneously with these conversions, LJCI exercised warrants to purchase 1,385,541 shares of the Company’s common stock.  Proceeds from the exercise of the warrants were $1,510,240.  During the year ended November 30, 2010, LJCI converted $9,613 of the Debenture into 167,550,540 shares of common stock.  Simultaneously with these conversions, LJCI exercised warrants to purchase 961,330 shares of the Company’s common stock.  Proceeds from the exercise of the warrants were $1,047,850.  As of November 30, 2010, the remainder of the Debenture in the amount of $75,706 could have been converted by LJCI into approximately 2.4 billion shares of common stock, which would require LJCI to simultaneously exercise and purchase all of the remaining 7,570,629 shares of common stock under the LJCI Warrant at $1.09 per share.  For the Debenture, upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. After February 28, 2008, the Company, at its sole discretion, has the right, without limitation or penalty, to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2010 and 2009

A discount representing the value of 10 million warrants issued in the amount of $73,727 was recorded as a reduction to the note. The discount was calculated based on the relative fair values of the convertible debenture and the warrants. The fair value of the warrants used in the above calculation was determined under the Black-Scholes option-pricing model.  Additionally, based on the excess of the aggregate fair value of the common shares that would have been issued if the Debenture had been converted immediately over the proceeds allocated to the convertible debenture, the investors received a beneficial conversion feature for which the Company recorded an increase in additional paid-in-capital of $26,273 and a corresponding discount to the Debenture.  These discounts, in the aggregate amount of $100,000, are being amortized over the 60-month term of the Debenture as a charge to interest expense.  The balance of the unamortized discount was $25,000 and $45,000 at November 30, 2010 and 2009, respectively.

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

In July 2010, the Company received notice from one of the preferred shareholders that it was converting 4,923 shares of Series B preferred stock.  The carrying value of the converted Series B preferred stock was $480,191, consisting of the original proceeds from the issuance of the preferred stock of $492,300 ($100 per share) less allocated issuance costs of $12,109.  On the date that the notice was received, the conversion price of the Series B preferred stock was $0.0616.  Accordingly, the conversion resulted in the issuance of 7,991,883 shares of common stock.  On the date that the notice was received, the fair value of the derivative liability (as discussed below) associated with the conversion feature of the converted Series B preferred stock was $48,750.  On the date of conversion, the fair value of the derivative liability related to the converted Series B preferred stock has been reclassified from non-current liabilities and included in the additional paid in capital for the newly-issued common stock.

Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company will pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of the Wall Street Journal Prime Rate plus 1%, or 9%.  In no event will the dividend rate be greater than 12% per annum.  The dividend will be payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first day of that month.  In the event the Company does not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares is reduced to 85% of the otherwise applicable conversion price.  The Company has not paid the required monthly Series B preferred dividends since November 30, 2006, which, in part, has caused the conversion price to be reduced. During the years ended November 30, 2010 and 2009, the Company accrued preferred dividends in the amounts of $131,529 and $148,391, respectively, on the Series B preferred stock.  Total accrued but unpaid preferred dividends recorded in the accompanying consolidated balance sheet as of November 30, 2010 are $580,672, of which $243,835 are recorded in permanent equity with the Series B preferred stock and $336,837 are recorded as a current liability with accounts payable and accrued expenses.  Subsequent to November 30, 2010, the Company has received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B preferred stock, which in turn terminates the requirement to accrue the related dividends.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2010 and 2009

The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by the conversion price.  The conversion price was originally $0.32 per share.  Upon the occurrence of an event of default (as defined in the agreement), the conversion price of the Series B shares shall be reduced to 85% of the then applicable conversion price of such shares. The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like.  In addition, the conversion price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options).  As a result of the Company issuing common stock upon conversion of convertible debentures and upon the exercise of warrants both at prices lower than the conversion price, and due to the Company not paying Series B dividends on a monthly basis, the conversion price of the Series B preferred stock has been reduced to $0.0525 per share as of November 30, 2010.  The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion.

Effective December 1, 2009, the Company adopted new accounting provisions for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  These provisions apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by standards for accounting for derivative instruments and hedging activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As of December 1, 2009 and November 30, 2010, there are 16,262 and 11,339 shares of Series B preferred stock that were convertible into 21,341,207 and 21,598,095 shares of common stock, respectively.  The Company determined that the conversion feature to allow the holders of the Series B convertible preferred stock to acquire common shares is an embedded derivative that no longer qualifies as equity under the new accounting guidance.  As a result of adopting these standards, the Company has evaluated the conversion feature as though it was accounted for as a derivative liability since the issuance of the Series B convertible preferred stock in July 2006 and has recorded, as a cumulative effect adjustment on December 1, 2009, a noncurrent derivative liability of $226,217 with a corresponding reduction in other components of equity on that date.  The fair value of the conversion feature decreased by $97,554 during the year ended November 30, 2010, respectively, which has been recorded as a gain from the change in the fair value of the derivative liability.

The fair value of the embedded conversion feature was estimated to be $0.0037 and $0.0106 per share of common stock as of November 30, 2010 and December 1, 2009, respectively, and has been estimated using the Black-Scholes option-pricing model using the following assumptions:

	November 30, 2010	December 1, 2009

Risk free interest rate	2.81%	3.28%
Expected life	10 Years	10 Years
Dividend yield	-	-
Volatility	140%	150%

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
For the Years Ended November 30, 2010 and 2009

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

Note 10 – Common Stock

On June 25, 2009, the Company held a special meeting of stockholders.  At that meeting, the stockholders voted to approve an amendment to the Company’s articles of incorporation to increase the number of authorized shares of the Company’s common stock from 200 million to 475 million shares.  On August 26, 2010, the shareholders of the Company approved an amendment of the Company’s articles of incorporation to further increase the Company’s authorized common stock from 475 million to 775 million shares of common stock.

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

The potential issuable common shares as of November 30, 2010 and 2009 are as follows:

	2010	2009

Warrants	22,837,991	24,099,321
Stock options	13,148,947	9,338,947
Series B Convertible Preferred Stock	21,598,095	21,341,207
Series I Convertible Preferred Stock	2,293,600	2,293,600
LJCI Debenture	2,358,250,934	905,606,505

	2,418,129,567	962,679,580

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2010 and 2009

The Company does not currently have sufficient authorized shares of common stock to meet the commitments entered into under the Debenture and the related LJCI Warrants.  As further discussed in Note 7, upon the conversion of any portion of the remaining $75,706 principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the remaining 7,570,629 warrant shares equal to the percentage of the dollar amount of the Debenture being converted.  The agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding common shares of the Company. Furthermore, the Company has the right to redeem that portion of the Debenture that the holder may elect to convert and also has the right to redeem the outstanding principal amount of the debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

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

As originally adopted in 2004, the 2004 Plan provided that the number of shares of common stock that could be issued pursuant to stock awards could not exceed, in the aggregate, 5,000,000 shares of common stock plus an annual increase to be added on the first day of each Company fiscal year, beginning in 2005 and ending in (and including) 2013, equal to the lesser of the following amounts: (a) 2% of the Company’s outstanding shares of common stock on the day preceding the first day of such fiscal year; (b) 1,500,000 shares of common stock; or (c) an amount determined by the Board.  On June 25, 2009, at a special meeting of stockholders, the stockholders voted to approve an amendment to the 2004 Plan to effect an increase in the aggregate number of shares of common stock authorized for issuance under the plan by 25 million shares.  On August 26, 2010, at a special meeting of stockholders, the stockholders voted to increase the aggregate number of shares of common stock authorized for issuance under the plan by an additional 25 million shares.  There are 32,825,266 shares of common stock available for future awards under the 2004 Plan at November 30, 2010.

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

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2010 and 2009

A summary of the status of stock options at November 30, 2010 and 2009, and changes during the years then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at November 30, 2008	2,000,000	$1.16	1.4 years	$-
Granted	7,818,947	0.01
Exercised	-	-
Expired	(480,000)	1.28

Outstanding at November 30, 2009	9,338,947	$0.19	4.0 years	$10,060
Granted	5,000,000	0.01
Exercised	-	-
Expired	(1,190,000)	1.37

Outstanding at November 30, 2010	13,148,947	$0.02	3.9 years	$-

Exercisable at November 30, 2010	9,163,947	$0.02	3.7 years	$-

For grants during the year ended November 30, 2010, the Company’s weighted average assumptions used in determining fair value under the Black-Scholes model for expected volatility, dividends, expected term, and risk-free interest rate were 165%; 0%; 5 years; and 1.83%; respectively.  For grants during the year ended November 30, 2009, the Company’s weighted average assumptions used in determining fair value under the Black-Scholes model for expected volatility, dividends, expected term, and risk-free interest rate were 161%; 0%; 5 years; and 2.51%; respectively.  Expected volatility is based on the historical volatility of the Company’s common stock.  The expected term of options is estimated based on historical exercise patterns.  The risk-free rate is based on U.S.Treasury yields for securities in effect at the time of grant with terms approximating the expected term until exercise of the option.  The weighted average grant date fair values of options granted during the years ended November 30, 2010 and 2009 were $0.0075 and $0.0135, respectively.

For the years ended November 30, 2010 and 2009, the Company reported stock-based compensation expense for services related to stock options of $49,385 and $24,216, respectively.  As of November 30, 2010, there is approximately $26,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 0.8 years.  The intrinsic values at November 30, 2010 are based on a closing price of $0.0040.

In October 2010, Xenogenics adopted the 2010 Stock Incentive Plan (the 2010 Plan) which authorized the granting of stock awards to employees, directors, and consultants.  As originally adopted, the 2010 Plan provided that the number of shares of common stock that could be issued pursuant to stock awards could not exceed 5,000,000 shares of common stock.  On February 3, 2011, the 2010 Plan was amended such that the number of shares of common stock that could be issued pursuant to stock awards could not exceed 8,000,000 shares of common stock.  The purpose of the 2010 Plan is to provide a means by which eligible recipients of stock awards may be given the opportunity to benefit from increases in the value of the common stock through granting of incentive stock options (ISO), non-statutory stock options, stock bonus awards, stock appreciation rights, and rights to acquire restricted stock.  Incentive stock options may be granted only to employees.  The exercise price of each ISO granted under the plan must equal 100% of the market price of the Company’s stock on the date of the grant.  A 10% stockholder shall not be granted an incentive stock option unless the exercise price of such option is at least 110% of the fair market value of the common stock on the date of the grants and the option is not exercisable after the expiration of five years from the date of the grant.  The Board, in its discretion, shall determine the exercise price of each nonstatutory stock option.  An option’s maximum term is 10 years.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2010 and 2009

In November 2010, Xenogenics granted an option to a prospective executive officer to purchase an aggregate of 2,500,000 shares of its common stock, exercisable at $0.246 per share of common stock and having an expiration date in November 2015.  The option to acquire 500,000 of the shares vested on the grant date and the remaining 2,000,000 shares vest in the future upon the achievement of specified milestones.  The fair value of these warrants was estimated to be $576,250, or $0.2305 per share, as estimated using the Black-Scholes option-pricing model, using a risk-free interest rate of 1.23%, volatility of 165%, expected life of five years, and dividend yield of zero.  For the year ended November 30, 2010, Xenogenics reported stock-based compensation expense for this option of $138,930.  As of November 30, 2010, there is approximately $437,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 1.7 years.

Note 12 – Warrants

Since the Company’s inception, it has financed its operations primarily through the issuance of debt or equity instruments, which have often included the issuance of warrants to purchase the Company’s common stock.

As further described in Note 7 to these consolidated financial statements, the Company also entered into a Securities Purchase Agreement with La Jolla Cove Investors (LJCI) on February 28, 2007 pursuant to which the Company agreed to sell a convertible debenture in the principal amount of $100,000. In connection with this debenture, the Company issued LJCI a warrant to purchase up to 10 million shares of our common stock at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007.  Pursuant to the terms of this warrant, upon the conversion of any portion of the principal amount of the related debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the debenture being converted.  Therefore, for each $1,000 of the principal converted, LJCI would be required to simultaneously purchase 100,000 shares under the warrant at $1.09 per share.  During the year ended November 30, 2009, LJCI exercised warrants to purchase 1,385,541 shares of the Company’s common stock, resulting in proceeds to the Company of $1,510,240.  During the year ended November 30, 2010, LJCI exercised warrants to purchase 961,330 shares of the Company’s common stock, resulting in proceeds to the Company of $1,047,850.

A summary of the status of warrants at November 30, 2010 and 2009, and changes during the years then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at November 30, 2008	27,052,862	$0.64	3.4 years	$-
Issued	-	-
Exercised	(1,385,541)	1.09
Expired	(1,568,000)	0.58

Outstanding at November 30, 2009	24,099,321	$0.61	2.6 years	$-
Issued	-	-
Exercised	(961,330)	1.09
Expired	(300,000)	0.82

Outstanding at November 30, 2010	22,837,991	$0.59	1.7 years	$-

Note 13 – Leasing Arrangements

During the years ended November 30, 2010 and 2009, the Company has leased facilities in Rhode Island that have housed activities related to administration, research and development.  The Company currently leases space in Rhode Island under a one-year lease that expires in April 2011.  Current rent is $900 per month.  Rent expense under the Company’s operating leases was $10,800 for each of the years ended November 30, 2010 and 2009, respectively.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2010 and 2009

Note 14 – Qualifying Therapeutic Discovery Project Grant

On October 29, 2010, the Company received notification from the Department of Treasury that it had been awarded a total cash grant of $733,437 under the Qualifying Therapeutic Discovery Project (“QTDP”) program.  The QTDP program was created by Congress as part of the Patient Protection and Affordable Care Act, and provides a grant or tax credit equal to 50% of qualified investment for the Company’s fiscal years ending November 30, 2010 and 2011.  Of the total grant, $430,335 relates to qualifying expenses incurred during the year ended November 30, 2010 and the remainder of $303,102 will be received and recognized during the year ending November 30, 2011.  For the year ended November 30, 2010, the Company recognized $430,335 as grant revenue under “other income” in the accompanying consolidated statement of operations.  Of the amount that was recognized in the year ended November 30, 2010, $399,360 was received in cash during that fiscal year and the balance of $30,975 has been collected subsequent to November 30, 2010.  The funds were granted in connection with the Company’s projects MCT-465 and MCT-475 drug development programs for the treatment of cancer and MCT-125 drug development for the treatment of fatigue in multiple sclerosis patients.

Note 15 – Income Taxes

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

As of November 30, 2010, the Company has U.S. Federal operating loss carryforwards of approximately $25.4 million.  The operating losses expire, if not used, from 2011 through 2031.  The Company had net deferred tax assets of approximately $11.1 million and $10.4 million at November 30, 2010 and 2009 relating primarily to the net operating loss carryforwards generated by its operations.  For financial statement purposes, the deferred tax assets have been fully offset by valuation allowances due to the uncertainties related to the extent and timing of the Company’s future taxable income.

The Company and its subsidiaries file tax returns in the U.S. Federal jurisdiction and, in the states of California and Rhode Island.  The Company is no longer subject to U.S. federal tax examinations for tax years before and including November 30, 2007.  The Company’s subsidiaries are no longer subject to examination by State tax authorities for tax years before and including November 30, 2005.  During the years ended November 30, 2010 and 2009, the Company did not recognize interest and penalties.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2010 and 2009

A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended November 30, 2010 and 2009 is set forth below:

	2010	2009

Benefit at federal statutory rate (34%)	$(438,352)	$(286,916)
State income tax benefit, net of federal tax	(95,616)	(48,680)
QDTP grant	(146,314)	-
Stock-based compensation	64,027	8,233
Change in fair value of derivative liability	(33,168)	-
Other differences	5,543	(449)
Change in valuation allowance	643,880	327,812

Benefit from Income Taxes	$-	$-

Note 16– Fair Value Measurements

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the Company and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at November 30, 2010 are summarized as follows:

	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$79,913	$-	$79,913

There were no liabilities measured at fair value at November 30, 2009.  As further described in Note 8, the fair value of the derivative liability is determined using the Black-Scholes pricing model.

Note 17– Subsequent Events

Conversion of Debentures and Exercise of Stock Warrants

During the period subsequent to November 30, 2010 through February 22, 2011, LJCI converted $3,725 of the debenture with La Jolla Cove Investors (see Note 7) into 128,850,042 shares of common stock.  Simultaneously with these conversions, La Jolla Cove Investors exercised warrants to purchase 372,500 shares of the Company’s common stock.  Proceeds from the exercise of the warrants were $406,025.