Form 10-Q
period 2011-02-28
MultiCell Technologies, Inc.
filed 2011-04-14
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended February 28, 2011.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number
001-10221

MultiCell Technologies, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	52-1412493
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of April 12, 2011, the issuer had 647,199,239 shares of Common Stock, $.01 par value, outstanding.

PART I FINANCIAL INFORMATION
Item 1: Financial Statements

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28,	November 30,
	2011	2010
ASSETS

Current assets
Cash and cash equivalents	$619,539	$634,377
Grant receivable	124,725	30,975
Other current assets	8,577	8,931
Total current assets	752,841	674,283

Property and equipment, net of accumulated depreciation of $65,855 and $65,380 at February 28, 2011 and November 30, 2010, respectively	612	1,087

Other assets	1,685	1,685

Total assets	$755,138	$677,055

LIABILITIES AND EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$1,555,455	$1,677,001
Advance from debenture holder	181,825	237,850
Convertible debentures, net of discount	51,981	-
Current portion of deferred revenue	49,318	49,318
Total current liabilities	1,838,579	1,964,169

Non-current liabilities
Convertible debentures, net of discount	-	50,706
Deferred income, net of current portion	585,047	597,376
Derivative liability related to Series B convertible preferred stock	160,837	79,913
Total non-current liabilities	745,884	727,995

Total liabilities	2,584,463	2,692,164

Commitments and contingencies	-	-

Equity (Deficiency)
MultiCell Technologies, Inc. equity (deficiency)
Undesignated preferred stock, $0.01 par value; 963,000 shares authorized	-	-
Series B convertible preferred stock, 17,000 shares designated; 11,339 shares issued and outstanding; liquidation value of $1,377,735	1,349,844	1,349,844
Series I convertible preferred stock, 20,000 shares designated; 5,734 shares issued and outstanding; liquidation value of $573,400	573,400	573,400
Common stock, $0.01 par value; 775,000,000 shares authorized; 605,968,799 and 476,746,257 shares issued and outstanding at February 28, 2011 and November 30, 2010, respectively	6,059,688	4,767,463
Additional paid-in capital	30,551,453	31,317,428
Accumulated deficit	(39,515,742)	(39,197,686)
Total MultiCell Technologies, Inc. stockholders' equity (deficiency)	(981,357)	(1,189,551)
Noncontrolling interests	(847,968)	(825,558)
Total equity (deficiency)	(1,829,325)	(2,015,109)

Total liabilities and equity (deficiency)	$755,138	$677,055

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	February 28,
	2011	2010

Revenue	$12,329	$44,179

Operating expenses
Selling, general and administrative	301,621	193,547
Research and development	89,048	99,368
Depreciation and amortization	475	1,883

Total operating expenses	391,144	294,798

Loss from operations	(378,815)	(250,619)

Other income (expense)
Grant revenue	124,725	-
Interest expense	(5,902)	(6,199)
Change in fair value of derivative liability	(80,924)	(51,427)
Interest income	450	-

Total other income (expense)	38,349	(57,626)

Net loss	(340,466)	(308,245)

Less net loss attributable to the noncontrolling interests	(22,410)	(22,575)

Net loss attributable to MultiCell Technologies, Inc.	(318,056)	(285,670)

Preferred stock dividends	-	(36,590)

Net loss attributable to common stockholders	$(318,056)	$(322,260)

Basic and Diluted Loss Per Common Share
Attributable to Common Stockholders	$(0.001)	$(0.001)

Basic and Diluted Weighted-Average Common Shares Outstanding	559,514,348	316,062,575

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)
For the Three Months Ended February 28, 2010 and 2011
(Unaudited)

	Preferred Stock						Additional			Total
	Series B		Series I		Common stock		Paid in	Accumulated	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Interests	(Deficiency)

Balance at November 30, 2009, prior to change in accounting principle	16,262	$1,830,035	5,734	$573,400	299,892,504	$2,998,925	$32,514,975	$(38,917,068)	$(703,234)	$(1,702,967)

Cumulative effect of a change in accounting principle for beneficial conversion feature of Series B preferred stock	-	-	-	-	-	-	(1,244,076)	1,017,859	-	(226,217)

Balance at December 1, 2009, as restated	16,262	1,830,035	5,734	573,400	299,892,504	2,998,925	31,270,899	(37,899,209)	(703,234)	(1,929,184)

Issuance of common stock for conversion of 4.75% debentures	-	-	-	-	35,402,199	354,022	(350,822)	-	-	3,200

Issuance of common stock for exercise of warrants	-	-	-	-	320,000	3,200	345,600	-	-	348,800

Stock-based compensation	-	-	-	-	-	-	14,313	-	-	14,313

Dividends on Series B preferred stock	-	-	-	-	-	-	-	(36,590)	-	(36,590)

Net loss	-	-	-	-	-	-	-	(285,670)	(22,575)	(308,245)

Balance at February 28, 2010	16,262	$1,830,035	5,734	$573,400	335,614,703	$3,356,147	$31,279,990	$(38,221,469)	$(725,809)	$(1,907,706)

Balance at November 30, 2010	11,339	$1,349,844	5,734	$573,400	476,746,257	$4,767,463	$31,317,428	$(39,197,686)	$(825,558)	$(2,015,109)

Issuance of common stock for conversion of 4.75% debentures	-	-	-	-	128,850,042	1,288,500	(1,284,775)	-	-	3,725

Issuance of common stock for exercise of warrants	-	-	-	-	372,500	3,725	402,300	-	-	406,025

Stock-based compensation	-	-	-	-	-	-	116,500	-	-	116,500

Net loss	-	-	-	-	-	-	-	(318,056)	(22,410)	(340,466)

Balance at February 28, 2011	11,339	$1,349,844	5,734	$573,400	605,968,799	$6,059,688	$30,551,453	$(39,515,742)	$(847,968)	$(1,829,325)

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	February 28,
	2011	2010
Cash flows from operating activities
Net loss	$(340,466)	$(308,245)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	475	1,883
Stock-based compensation for services	116,500	14,313
Interest expense from amortization of discount
on convertible debentures	5,000	5,000
Change in fair value of derivative liability	80,924	51,427
Changes in assets and liabilities
Grant receivable	(93,750)	-
Other current assets	354	(964)
Accounts payable and accrued liabilities	(121,546)	16,009
Deferred income	(12,329)	(44,179)
Net cash used in operating activities	(364,838)	(264,756)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from the exercise of stock warrants	406,025	348,800
Advance from debenture holder	(56,025)	151,200
Payment of principal on notes payable - related parties	-	(30,000)
Net cash provided by financing activities	350,000	470,000
Net increase (decrease) in cash and cash equivalents	(14,838)	205,244
Cash and cash equivalents at beginning of period	634,377	396,554
Cash and cash equivalents at end of period	$619,539	$601,798

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$957	$7,231
Noncash Investing and Financing Activities:
Issuance of common stock for conversion of 4.75% debentures	3,725	3,200
Accrual of dividends on Series B preferred stock	-	36,590

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell Technologies, Inc. and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended November 30, 2010 previously filed with the SEC. The results of operations for the three-month period ended February 28, 2011 are not necessarily indicative of the operating results for the fiscal year ending November 30, 2011.  The condensed consolidated balance sheet as of November 30, 2010 has been derived from the Company’s audited financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB ratified accounting guidance for determining whether an instrument, or an embedded feature, is indexed to an entity's own stock.  The guidance provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  The guidance was effective for fiscal years beginning after December 15, 2008. The Company adopted this new accounting guidance effective December 1, 2009.  As more fully discussed in Note 6 to these condensed consolidated financial statements, the Company determined that the fair value of the beneficial conversion feature related to the Series B convertible preferred stock is required to be accounted for as an embedded derivative as of December 1, 2009 under this new accounting guidance.  The accounting implications of this determination is that the fair value of the derivative, calculated to be $226,217 as of December 1, 2009, was recorded as a noncurrent liability with a corresponding adjustment to equity on that date.  The Company is also required to record the change in the fair value of the derivative liability at each subsequent balance sheet date, with a corresponding adjustment to other income or expense.  The change in the fair value of the derivative was a decrease of $80,924 and $51,427 for the three months ended February 28, 2011 and 2010, respectively.

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

In December 2010, the FASB issued accounting guidance which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  This guidance also expands supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenue and earnings. This guidance will be effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.  Other than requiring additional disclosures for business combinations that the Company enters into in the future, the adoption of this guidance will not have a material impact on the Company’s financial statements.

NOTE 2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As of February 28, 2011, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $39,515,742.  The Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, the Company’s therapeutic for the treatment of fatigue in multiple sclerosis patients. Management is evaluating several sources of financing for its clinical trial program.  Additionally, with its strategic shift in focus to therapeutic programs and technologies, management expects the Company’s future cash requirements to increase significantly as it advances the Company’s therapeutic programs into clinical trials.  Until the Company is successful in raising additional funds, it may have to prioritize its therapeutic programs and delays may be necessary in some of the Company’s development programs.

Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors (LJCI). As further described in Note 4 to these condensed consolidated financial statements, under terms of the agreement, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of February 28, 2011, there are 7,198,129 shares remaining on the stock purchase warrant and a balance of $71,981 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants, approximately $7.8 million of cash would be provided to the Company. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture over the next year.

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

NOTE 3. IDEAL BIOSTENT™ AND RELATED AGREEMENTS

Purchase of Ideal BioStent™ — Foreclosure Sale Agreement

On September 30, 2010, Xenogenics entered into a Foreclosure Sale Agreement (“Foreclosure Sale Agreement”) with Venture Lending & Leasing IV, Inc., Venture Lending & Leasing V, Inc. and Silicon Valley Bank (collectively, the “Sellers”).  Pursuant to the Foreclosure Sale Agreement, Xenogenics acquired all of the Sellers’ interests in certain bioabsorbable stent assets (known as “Ideal BioStent™”) and related technologies.  In consideration for the purchase of the assets, Xenogenics made cash payments to the Sellers in the aggregate amount of $400,000, payable in three tranches as follows: (i) $135,000 was paid on October 12, 2010; (ii) $135,000 was paid on November 15, 2010; and (iii) $130,000 was paid on December 31, 2010.

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

None of these milestones have been achieved as of February 28, 2011 and, accordingly, none of these obligations have been recorded.

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

The costs related to the acquisition of this technology, including the purchase price of $400,000 payable to the Sellers, the fair value of the warrants ($18,179) issued to the Sellers, and the obligation to pay Rutgers $136,000 for patent related costs under the Rutgers License Agreement, as discussed below, have been accounted for as in-process research and development costs and were expensed immediately in the quarter ended November 30, 2010 because the technologies had no alternative future use.

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

None of these milestones have been achieved as of February 28, 2011 and, accordingly, none of these obligations have been recorded.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

La Jolla Cove Investors (LJCI) agreed to increase the amount of its debenture that it converted and the number of warrants that it exercised during October through December of 2010 in order to assist MultiCell in funding its purchase of Series B Convertible Preferred Stock from Xenogenics.  As additional consideration to LJCI under this arrangement, Xenogenics issued LJCI warrants to purchase an aggregate of 490,000 shares of its common stock, exercisable at $0.038 per share of common stock.  The fair value of these warrants was estimated to be $18,179 as estimated using the Black-Scholes option-pricing model, using a risk-free interest rate of 2.53%, volatility of 140%, expected life of 10 years, and dividend yield of zero.  The fair value of the warrants was recorded as additional interest expense under the debentures during the three months ended November 30, 2010.

NOTE 4. CONVERTIBLE DEBENTURES

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

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price.  The Conversion Price is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert.  LJCI converted $3,725 and $3,200 of the Debenture into 128,850,042 and 35,402,199 shares, respectively, of common stock during the three months ended February 28, 2011 and 2010.  Simultaneously with these conversions, LJCI exercised warrants to purchase 372,500 shares and 320,000 shares of the Company’s common stock during the three months ended February 28, 2011 and 2010, respectively.  Proceeds from the exercise of the warrants were $406,025 and $348,800 for the three months ended February 28, 2011 and 2010, respectively.  At times, LJCI makes advances to the Company prior to the exercise of warrants.  At February 28, 2011 and November 30, 2010, LJCI had advanced $181,825 and $237,850 to the Company in advance of LJCI’s exercise of warrants.

As of February 28, 2011, the remainder of the Debenture in the amount of $71,981 could have been converted by LJCI into approximately 2.05 billion shares of common stock, which would require LJCI to simultaneously exercise and purchase all of the remaining 7,198,129 shares of common stock under the LJCI Warrant at $1.09 per share.  As of November 30, 2010, the balance of the Debenture was $75,706.  For the Debenture, upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. After February 28, 2008, the Company, at its sole discretion, has the right, without limitation or penalty, to redeem the outstanding principal amount of this debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A discount representing the value of 10 million warrants issued in the amount of $73,727 was recorded as a reduction to the note. The discount was calculated based on the relative fair values of the convertible debenture and the warrants. The fair market value of the warrants used in the above calculation was determined under the Black-Scholes option-pricing model.  Additionally, based on the excess of the aggregate fair value of the common shares that would have been issued if the Debenture had been converted immediately over the proceeds allocated to the convertible debenture, the investors received a beneficial conversion feature for which the Company recorded an increase in additional paid-in-capital of $26,273 and a corresponding discount to the debenture.  These discounts, in the aggregate amount of $100,000, are being amortized over the 60-month term of the debenture as a charge to interest expense. The balance of the unamortized discount is $20,000 and $25,000 at February 28, 2011 and November 30, 2010, respectively.

NOTE 5. NOTES PAYABLE – RELATED PARTIES

The Company issued notes payable totaling $50,000 to two related parties during August 2008 and an additional $5,000 in November 2008.  The notes accrued interest at 8.5% per year and were secured by all of the Company’s assets, including its intellectual property.  Prior to November 30, 2009, the Company repaid all except for $30,000 of the outstanding principal on the original notes.  The remaining balance, plus related accrued interest, was repaid in full in December 2009.

NOTE 6. SERIES B CONVERTIBLE PREFERRED STOCK

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

Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company was required to pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of the Wall Street Journal Prime Rate plus 1%, or 9%.  In no event was the dividend rate be greater than 12% per annum.  The dividend was payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first day of that month.  In the event the Company did not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares was reduced to 85% of the otherwise applicable conversion price.  The Company did not pay the required monthly Series B preferred dividends since November 30, 2006, which, in part, has caused the conversion price to be reduced. During the three months ended February 28, 2010, the Company accrued preferred dividends in the amounts of $36,590 on the Series B preferred stock.  During the three months ended February 28, 2011, the Company received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B preferred stock, which in turn terminated the requirement to accrue the related dividends.  Accordingly, no dividends were accrued during the three months ended February 28, 2011.  Total accrued but unpaid preferred dividends recorded in the accompanying condensed consolidated balance sheet as of February 28, 2011 and November 30, 2010 are $580,672, of which $243,835 are recorded in permanent equity with the Series B preferred stock and $336,837 are recorded as a current liability with accounts payable and accrued expenses.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by the conversion price.  The conversion price was originally $0.32 per share.  Upon the occurrence of an event of default (as defined in the agreement), the conversion price of the Series B shares shall be reduced to 85% of the then applicable conversion price of such shares. The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like.  In addition, the conversion price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options).  As a result of the Company issuing common stock upon conversion of convertible debentures and upon the exercise of warrants both at prices lower than the conversion price, and due to the Company not paying Series B dividends on a monthly basis, the conversion price of the Series B preferred stock has been reduced to $0.0423 per share as of February 28, 2011.  The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion.

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

Effective December 1, 2009, the Company adopted new accounting provisions for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  These provisions apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by standards for accounting for derivative instruments and hedging activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As of December 1, 2009, there were 16,262 shares of Series B preferred stock that were convertible into 21,341,207 shares of common stock.  The Company determined that the conversion feature to allow the holders of the Series B convertible preferred stock to acquire common shares is an embedded derivative that no longer qualifies as equity under the new accounting guidance.  As a result of adopting these standards, the Company evaluated the conversion feature as though it was accounted for as a derivative liability since the issuance of the Series B convertible preferred stock in July 2006 and has recorded, as a cumulative effect adjustment on December 1, 2009, a noncurrent derivative liability of $226,217 with a corresponding reduction in other components of equity on that date.  The derivative liability is recorded in the accompanying condensed consolidated balance sheet at $160,837 and $79,913 as of February 28, 2011 and November 30, 2010, respectively.  The fair value of the conversion feature increased by $80,924 and $51,427 during the three months ended February 28, 2011 and 2010, respectively, which has been recorded as a loss from the change in the fair value of the derivative liability.

The estimate of the fair value of the embedded conversion feature and the underlying assumptions used to determine the estimate are as follows:

	February 28, 2011	November 30, 2010	February 28, 2010	December 1, 2009

Fair value	$0.0060	$0.0037	$0.0119	$0.0106
Risk free interest rate	3.42%	2.81%	3.61%	3.28%
Expected life	10 Years	10 Years	10 Years	10 Years
Dividend yield	-	-	-	-
Volatility	140%	140%	140%	150%

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

NOTE 8. LICENSE AGREEMENTS AND DEFERRED REVENUE

On October 9, 2007, MultiCell Technologies, Inc. (“MultiCell”) executed an exclusive license and purchase agreement (the “Agreement”) with Corning Incorporated (“Corning”) of Corning, New York.  Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell MultiCell’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (ADME/Tox assays).  MultiCell retained and will continue to support all of its existing licensees, including Pfizer and Bristol-Myers Squibb.  MultiCell retains the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays.   MultiCell also retains rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to produce therapeutic proteins using the Company’s BioFactories™ technology, to identify drug targets and for other applications related to the Company’s internal drug development programs.  Corning paid MultiCell $750,000 in consideration for the license granted.  The Company is recognizing the income ratably over a 17 year period.  The Company recognized $11,029 in income for the three months ended February 28, 2011 and 2010.  The balance of deferred revenue from this license is $599,265 at February 28, 2011 and will be amortized into revenue through October 2024.

The Company had a license agreement with Eisai, for which revenue was being deferred.  On May 1, 2009, Eisai notified the Company of its plan to terminate the license agreement effective March 31, 2010.  The Company recognized revenue from the agreement with Eisai in the amounts of zero and $31,850 for the three months ended February 28, 2011 and 2010, respectively.  The balance of deferred revenue from the agreement with Eisai is zero at February 28, 2011, and no further revenue will be recognized from this agreement.

The Company has another license agreement with Pfizer, for which revenue is being deferred.  The Company recognized revenue from the agreement with Pfizer in the amount of $1,300 for the three months ended February 28, 2011 and 2010, respectively.  The balance of deferred revenue from the agreement with Pfizer is $35,100 at February 28, 2011, which will be amortized into revenue through January 2018.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. STOCK OPTIONS AND WARRANTS

On August 26, 2010, the stockholders of the Company approved the amendment of the 2004 Equity Incentive Plan.  The purpose of the 2004 Plan is to provide a means by which eligible recipients of stock awards may be given the opportunity to benefit from increases in the value of the common stock through granting of incentive stock options (ISO), non-statutory stock options, stock purchase awards, stock bonus awards, stock appreciation rights, stock unit awards and other stock awards.  The amendment of the 2004 Plan increases the shares reserved thereunder by 25 million shares.  There are 32,865,266 shares of common stock available for future awards under the 2004 Plan at February 28, 2011.

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

A summary of stock option activity for the three-month period ended February 28, 2011 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at November 30, 2010	13,148,947	$0.02	3.9 years	$-
Granted	-	-
Exercised	-	-
Expired	(40,000)	0.56

Outstanding at February 28, 2011	13,108,947	$0.02	3.7 years	$-

Exercisable at February 28, 2011	10,406,447	$0.02	3.6 years	$-

There were no options granted during the three months ended February 28, 2011 or 2010.

For the three-month periods ended February 28, 2011 and 2010, the Company reported compensation expense related to stock options of $9,938 and $14,313, respectively.  As of February 28, 2011, there was $15,713 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 0.6 years.  The intrinsic values at February 28, 2011 are based on a closing price of $0.0064.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In November 2010, Xenogenics granted an option to a prospective executive officer to purchase an aggregate of 2,500,000 shares of its common stock, exercisable at $0.246 per share of common stock and having an expiration date in November 2015.  The option to acquire 500,000 of the shares vested on the grant date and the remaining 2,000,000 shares vest in the future upon the achievement of specified milestones.  The fair value of these options was estimated to be $576,250, or $0.2305 per share, as estimated using the Black-Scholes option-pricing model, using a risk-free interest rate of 1.23%, volatility of 165%, expected life of five years, and dividend yield of zero.  For the three months ended February 28, 2011, Xenogenics reported stock-based compensation expense for this option of $106,562.  As of February 28, 2011, there is approximately $330,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 1.7 years.

Stock Warrants

In connection with the issuance of common stock, preferred stock, notes payable, and debentures, and as compensation for services provided, the Company has issued warrants to purchase shares of the Company’s common stock.  The Company did not issue warrants during the three months ended February 28, 2011 or 2010.

A summary of stock warrant activity for the three-month period ended February 28, 2011 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at November 30, 2010	22,837,991	$0.59	1.7 years	$-
Issued	-	-
Exercised	(372,500)	1.09
Expired	(84,962)	0.50

Outstanding at February 28, 2011	22,380,529	$0.58	1.4 years	$-

NOTE 10. LOSS PER SHARE

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed on the basis of the weighted-average number of common shares and all dilutive potentially issuable common shares outstanding during the year. Common stock issuable upon conversion of debt and preferred stock, or exercise of stock options and stock warrants have not been included in the loss per share for the three month periods ended February 28, 2011 and 2010 as they are anti-dilutive.

The potential common shares as of February 28, 2011 are as follows:

Stock warrants	22,380,529
Stock options	13,108,947
Series B Convertible Preferred Stock	26,806,147
Series I Convertible Preferred Stock	2,293,600
LJCI Debenture	2,054,765,907

2,119,355,130

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company does not currently have sufficient authorized shares of common stock to meet the commitments entered into under the Debenture and the related LJCI Warrants.  As further discussed in Note 4, upon the conversion of any portion of the remaining $71,981 principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the remaining 7,198,129 warrant shares equal to the percentage of the dollar amount of the Debenture being converted.  The agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding common shares of the Company. Furthermore, the Company has the right to redeem that portion of the Debenture that the holder may elect to convert and also has the right to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

NOTE 11. QUALIFYING THERAPEUTIC DISCOVERY PROJECT GRANT

On October 29, 2010, the Company received notification from the Department of Treasury that it had been awarded a total cash grant of $733,437 under the Qualifying Therapeutic Discovery Project (“QTDP”) program.  The QTDP program was created by Congress as part of the Patient Protection and Affordable Care Act, and provides a grant or tax credit equal to 50% of qualified investment for the Company’s fiscal years ending November 30, 2010 and 2011.  Of the total grant, $430,335 relates to qualifying expenses incurred during the year ended November 30, 2010 and the remainder of $303,102 will be received and recognized during the year ending November 30, 2011.  For the year ended November 30, 2010, the Company recognized $430,335 as grant revenue under “other income” in the consolidated statement of operations.  Of the amount that was recognized in the year ended November 30, 2010, $399,360 was received in cash during that fiscal year and the balance of $30,975 was collected during the three months ended February 28, 2011.  For the year ending November 30, 2011, the grant revenue will be recognized as other income during the period in which the corresponding expenses are incurred.  During the three months ended February 28, 2011, management of the Company has identified $124,725 of qualifying expense and recognized an equal amount of grant revenue.

The funds were granted in connection with the Company’s projects MCT-465 and MCT-475 drug development programs for the treatment of cancer and MCT-125 drug development for the treatment of fatigue in multiple sclerosis patients.

NOTE 12. FAIR VALUE MEASUREMENTS

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the Company and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at February 28, 2011 and November 30, 2010 are summarized as follows:

	February 28, 2011				November 30, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$160,837	$-	$160,837	$-	$79,913	$-	$79,913

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As further described in Note 6, the fair value of the derivative liability is determined using the Black-Scholes pricing model.

NOTE 13. SUBSEQUENT EVENTS

Stock Issued for Conversion of Debenture and Exercise of Warrants

As more fully discussed in Note 4 to these consolidated financial statements, the Company sold a convertible debenture to La Jolla Cove Investors, Inc. (LJCI) and issued LJCI a stock warrant in connection with the convertible debenture.  Between March 1, 2011 and April 12, 2011, LJCI converted $1,400 of the 4.75% debenture into 41,090,440 shares of common stock.  Simultaneously with the conversions of the debenture, LJCI was required to exercise warrants to purchase 140,000 shares of common stock at $1.09 per share.  The total proceeds from the exercise of the warrants were $152,600.

Grant of Xenogenics Stock Options

On March 25, 2011, the Board of Directors of Xenogenics granted options to prospective officers and to the members of its scientific advisory board to purchase an aggregate of 3,000,000 shares of its common stock, exercisable at $0.246 per share of common stock and having a term of approximately five years.  50% of the options vested immediately and the remaining 50% vest upon the closing of a Qualified Financing, which means a single sale, or a related series of sales in a single transaction, by Xenogenics of its common stock (or common stock equivalents) in which the aggregate gross proceeds (before costs and commissions) received by Xenogenics are equal to or exceed $5,000,000.

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

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, obtaining regulatory approval, and undertaking production and marketing of our drug candidates; difficulties or delays in patient enrollment for our clinical trials; unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials or preclinical studies are not indicative of future results of clinical trials); activities and decisions of, and market conditions affecting current and future strategic partners; pricing pressures; accurately forecasting operating and clinical trial costs; uncertainties of litigation and other business conditions; our ability to obtain additional financing if necessary; changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target; the uncertainty of protection for our intellectual property or trade secrets, through patents or otherwise; and potential infringement of the intellectual property rights or trade secrets of third parties.  In addition such statements are subject to the risks and uncertainties discussed under the “Risk Factors” section beginning on page 25 of this report and the “Risk Factors” section included in our Annual Report filed on Form 10-K for the year ended November 30, 2010.

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

On September 30, 2010, Xenogenics entered into a Foreclosure Sale Agreement with Venture Lending & Leasing IV, Inc., Venture Lending & Leasing V, Inc. and Silicon Valley Bank.  Pursuant to the Foreclosure Sale Agreement, Xenogenics acquired all of the sellers’ interests in certain bioabsorbable stent assets (known as Ideal BioStent™) and related technologies.  In consideration for the purchase of the assets, Xenogenics made cash payments to the sellers in the aggregate amount of $400,000, payable in three tranches as follows: (i) $135,000 was paid on October 12, 2010; (ii) $135,000 was paid on November 15, 2010; and (iii) $130,000 was paid on December 31, 2010.

On October 9, 2007, MultiCell executed an exclusive license and purchase agreement, or the Agreement, with Corning Incorporated, or Corning, of Corning, New York.  Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell MultiCell’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (ADME/Tox assays).  Corning paid MultiCell a non-refundable license fee, purchased certain inventory and equipment related to MultiCell’s Fa2N-4 cell line business, hired certain MultiCell scientific personnel, and paid for access to MultiCell’s laboratories during the transfer of the Fa2N-4 cell lines to Corning.  MultiCell retained and continues to support all of its existing licensees, including Pfizer, Bristol-Myers Squibb, and Eisai.  MultiCell retained the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays.   MultiCell also retained rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to produce therapeutic proteins using the Company’s BioFactories™ technology, to identify drug targets and for other applications related to the Company’s internal drug development programs.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations.  The condensed consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Quarter Ended February 28, 2011 Compared to the Quarter Ended February 28, 2010

Revenue. Total revenue for the three months ended February 28, 2011 was $12,329, as compared to revenue of $44,179 for the same quarter in the prior fiscal year, a decrease of $31,850.  All of the revenue for the quarters ended February 28, 2011 and 2010 is from license revenue under agreements with Corning, Pfizer, and Eisai.  The decrease in revenue for the three months ended February 28, 2011 compared to the corresponding quarter of the prior year is due to the cancelation of the license agreement with Eisai as of March 31, 2010.

Operating Expenses. Total operating expenses for the three months ended February 28, 2011 were $391,144, compared to operating expenses for the three months ended February 28, 2010 of $294,798, representing an increase of $96,346.  This increase was principally due to an increase in stock-based compensation of $102,187 arising from the recently issued Xenogenics options, offset by a reduction in legal, consulting, and other professional fees of $12,737.

Other income/(expense). Other income (expense) amounted to net income of $38,349 for the three months ended February 28, 2011 as compared to net expense of $57,626 for the three months ended February 28, 2010.  Other income (expense) for the three months ended February 28, 2011 primarily consists of 1) revenue recognized from a grant awarded under the U.S. governments’ Qualifying Therapeutic Discovery Project (QTDP) program in the amount of $124,725, 2) interest expense of $5,902, 3) a loss from the change in fair value of derivative liability of $80,924 and 4) interest income of $450.  Other income (expense) for the three months ended February 28, 2010 was composed of 1) interest expense of $6,199 and 2) a loss from the change in fair value of derivative liability of $51,427.

The QTDP program was created by Congress as part of the Patient Protection and Affordable Care Act, and provides a tax credit or grant equal to eligible costs and expenses for years ending November 30, 2010 and 2011.  To be eligible, a therapeutic development project must:  1) have the potential to develop new treatments that address unmet medical needs or chronic and acute diseases; 2) reduce long-term health care costs; 3) represent a significant advance in finding a cure for cancer; 4) advance U.S. competitiveness in the fields of life, biological, and medical sciences; or 5) create or sustain well-paying jobs, either directly or indirectly.  The Company received a total grant of $733,437, of which $430,335 pertained to the year ended November 30, 2010 and $303,102 pertains to the year ending November 30, 2011.  We recognized all of the 2010 grant revenue during the quarter ended November 30, 2010, when the grant was awarded.  During the three months ended February 28, 2011, our management has identified $124,725 of qualifying expense and recognized an equal amount of grant revenue.

Interest expense principally includes interest on the 4.75% debentures, including amortization of discount.

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

Net Loss. Net loss for the three months ended February 28, 2011 was $340,466, as compared to a net loss of $308,245 for the same period in the prior fiscal year, representing a increase in the net loss of $32,221.  The primary reasons for this increase in net loss in the current period is due to the increase in stock-based compensation, offset by the grant revenue during the current period, as well as other changes explained above.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance of debt or equity instruments.  The following is a summary of our key liquidity measures at February 28, 2011 and 2010:

	February 28, 2011	February 28, 2010
Cash and cash equivalents	$619,539	$601,798

Current assets	$752,841	$609,204
Current liabilities	(1,838,579)	(1,568,297)
Working capital deficiency	$(1,085,738)	$(959,093)

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

Commencing in about March 2008, the Company has operated on working capital provided by La Jolla Cove Investors (LJCI) in connection with its exercise of warrants issued to it by the Company (which LJCI must exercise whenever it wants to convert amounts owning under the convertible debenture it holds), all as discussed in more detail below.  The warrants are exercisable at $1.09 per share.  As of April 12, 2011 there were 7,058,129 shares remaining on the stock purchase warrant.  Should LJCI continue to exercise all of its remaining warrants approximately $7.7 million of cash would be provided to the Company.  However, the Debenture Purchase Agreement limits LJCI’s stock ownership in the Company to 9.99% of the outstanding shares of the Company.  The Company expects that LJCI will continue to exercise the warrants and convert the debenture over the next year, but cannot assure that LJCI will do so. We are investigating the possible sale or license of certain assets that we did not already license to Corning in October 2007.  We are presently pursuing discussions with companies operating in the stem cell research market and the general life science research market.

On July 14, 2006, the Company completed a private placement of Series B convertible preferred stock.  A total of 17,000 Series B shares were sold to accredited investors at a price of $100 per share.  The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Conversion Price”).  The Conversion Price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like.  In addition, the Conversion Price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options).  The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion.  The Series B preferred stock does not have voting rights.  Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued was declared effective by the SEC, the Company paid on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (a) the Wall Street Journal Prime Rate plus 1%, or (b) 9%.  In no event is the dividend rate greater than 12% per annum.  During the three months ended February 28, 2011, we received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B preferred stock, which in turn terminates the requirement to accrue the related dividends.  During the fiscal year ended November 30, 2007, the Company paid $73,800 and redeemed 738 shares of the Series B preferred stock. During the fiscal year ended November 30, 2010, 4,923 shares of the Series B preferred stock were converted into 7,991,883 shares of common stock.  In the event the Company did not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares was reduced to 85% of the otherwise applicable conversion price.

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

The Debentures are convertible at the option of LJCI at any time up to maturity at a conversion price equal to the lesser of the fixed conversion price of $1.00, or 80% of the average of the lowest three daily volume weighted average trading prices per share of our common stock during the twenty trading days immediately preceding the conversion date.  The Debentures accrue interest at 4.75% per year payable in cash or our common stock.  Through February 28, 2011, interest is being paid in cash on a monthly basis.  If paid in stock, the stock will be valued at the rate equal to the conversion price of the Debentures in effect at the time of payment.

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

Cash provided by (used in) operating, investing and financing activities for the three month periods ended February 28, 2011 and 2010 is as follows:

	February 28, 2011	February 28, 2010
Operating activities	$(364,838)	$(264,756)
Investing activities	-	-
Financing activities	350,000	470,000
Net increase (decrease) in cash and cash equivalents	$(14,838)	$205,244

Operating Activities

For the three months ended February 28, 2011, the most significant differences between our net loss and net cash used in operating activities are due to net non-cash charges totaling $202,899 included in our net loss for stock-based compensation, interest, depreciation, and change in fair value of derivative liability, less changes in non-cash working capital totaling $227,271.  For the three months ended February 28, 2010, the most significant differences between our net loss and net cash used in operating activities are due to net non-cash charges totaling $72,623 included in our net loss for stock-based compensation, interest, depreciation, and change in fair value of derivative liability, less changes in non-cash working capital totaling $29,134.

Investing Activities

We had no cash flows from investing activities during the three months ended February 28, 2011 or 2010.

Financing Activities

During the three months ended February 28, 2011 and 2010, principal cash flows from financing activities related to LJCI’s payments to us of $350,000 and $500,000, respectively, to be applied towards the exercise of common stock warrants.  During the three months ended February 28, 2010, we also used $30,000 to repay the remaining amounts owed on notes payable to related parties.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2011 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of February 28, 2011, the following material weaknesses existed:

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

Due to this material weakness, management has concluded that our internal control over financial reporting was not effective as of February 28, 2011.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

None.

Item 1A: RISK FACTORS

Risks Related To Our Business

Our drug candidates, bioabsorbable stent assets and cellular systems technologies are in the early stages of clinical testing and we have a history of significant losses and may not achieve or sustain profitability.

Our drug candidates are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs.  Similarly, some of our cellular systems technologies and our subsidiary’s bioabsorbable stent assets are in early stages of development and require further development before they may be commercially viable.  We have incurred a substantial accumulated deficit since our inception in 1970.  As of February 28, 2011, our accumulated deficit was $39,515,742.  Our losses have primarily resulted from significant costs associated with the research and development relating to our cellular systems technologies and other operating costs.  We expect to incur increasing losses for at least several years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our drug candidates, and commercialize any approved drugs and as we continue to advance our cellular systems technologies business.  If our drug candidates fail in clinical trials or do not gain regulatory approval, or if our drugs, bioabsorbable stent assets and cellular systems technologies do not achieve market acceptance, we will not achieve or maintain profitability.  If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

We will need substantial additional capital to fund continued business operations and we cannot be sure that additional financing will be available.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended November 30, 2010, relative to our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our ability to obtain additional funding will determine our ability to continue as a going concern.  Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors , or LJCI. Under terms of the agreement, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of April 12, 2011 there are 7,058,129 shares remaining on the stock purchase warrant and a balance of $70,581 remaining on the convertible debenture.  However, we do not currently have sufficient unissued capital stock under our current Certificate of Incorporation to allow for the conversion of the full amount of the outstanding convertible debentures and the exercise of all remaining LJCI warrants.  Assuming we are able to amend our Certificate of Incorporation and authorize additional shares of capital stock,  if LJCI were to exercise all of its remaining warrants, the Company would receive approximately $7.7 million of cash.  If we are unable to amend our Certificate of Incorporation, assuming that no other outstanding convertible instruments are exercised, the maximum amount that the Company could receive from the exercise of the LJCI warrants is approximately $466,000, based on the most recent debenture conversion price.  The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the outstanding shares of the Company.  The Company expects that LJCI will continue to exercise the warrants and convert the debenture over the next year.

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

Our future business and operating results will depend to a significant extent on economic conditions in general.  World-wide efforts to cut capital spending, general economic uncertainty and a weakening global economy could have a material adverse effect on us in a variety of ways, including a scarcity of financing needed to fund our current and planned operations, and the reluctance or inability of potential partners to consummate strategic partnerships due to their own financial hardships.  If we are unable to effectively manage during the current challenging and changing economic conditions, our business, financial condition, and results of operations could be materially adversely affected.

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

We will need additional financing in the future in order to fund continued research and development and to respond to competitive pressures.  We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional securities, debt financing and/or the sale or licensing of our technologies.  We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources.  Although we raised gross proceeds of $1,047,850 and $1,510,240 during 2010 and 2009 from the exercise of stock warrants, we do not have any binding commitment with regard to future financing.  If adequate funds are not available or are not available on acceptable terms, we may be unable to pursue our therapeutic programs, fund expansion of our cellular technologies business, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

We have never generated, and may never generate, revenues from commercial sales of our drug and/or therapeutic candidates and we may not have drugs and/or therapeutic products to market for at least several years, if ever.

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

The Sybiol® synthetic bio-liver device will be classified as a "biologic" regulated under the Public Health Service Act and the Food, Drug and Cosmetic Act.  The use of human immortalized liver cells for this application will also be regulated by the FDA.  We have not yet begun the regulatory approval process for our Sybiol® biosynthetic liver device with the FDA.  We may, when adequate funding and resources are available, begin the approval process.  If we are able to validate the device design, then we currently plan to find a partner to take the project forward.  Before human studies may begin, the cells provided for the system will be subjected to the same scrutiny as the Sybiol device.  We will need to demonstrate sufficient process controls to meet strict standards for a complex medical system.  This means the cell production facility will need to meet the same Good Manufacturing Practice, or GMP, standards as those pertaining to a pharmaceutical company.

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

Our common stock is subject to regulations of the Securities and Exchange Commission, the Commission, relating to the market for penny stocks.  Penny stock, as defined by the Penny Stock Reform Act, is any equity security not traded on a national securities exchange or quoted on the NASDAQ National Market or SmallCap Market that has a market price of less than $5.00 per share.  The penny stock regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors.  The broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale.  In addition, the broker-dealer must make certain mandated disclosures, including the actual sale or purchase price and actual bid offer quotations, as well as the compensation to be received by the broker-dealer and certain associated persons.  The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit your ability to sell your securities in the secondary market.

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

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3: DEFAULTS UPON SENIOR SECURITIES

None.

Item 4: REMOVED AND RESERVED

Item 5: OTHER INFORMATION

The date of our 2011 annual meeting is currently expected to be June 23, 2011, which is 34 calendar days earlier than our 2010 annual meeting which occurred on August 26, 2010.

Item 6: EXHIBITS:

Exhibit
Number	Description

Exhibit Number	—	Exhibit Description	Incorporated by Reference

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302.	Filed herewith.

31.2		Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	Filed herewith.

*               *               *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTICELL TECHNOLOGIES, INC.

April 13, 2011	By:	/s/ W. Gerald Newmin
W. Gerald Newmin (Chief Executive Officer and Chief Financial Officer)