Form 10-Q
period 2011-05-31
MultiCell Technologies, Inc.
filed 2011-07-15
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended May 31, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of July 13, 2011, the issuer had 767,893,684 shares of Common Stock, $.01 par value, outstanding.

PART I FINANCIAL INFORMATION
Item 1: Financial Statements

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31,	November 30,
	2011	2010

ASSETS

Current assets
Cash and cash equivalents	$649,596	$634,377
Grant receivable	229,387	30,975
Other current assets	9,252	8,931
Total current assets	888,235	674,283

Property and equipment, net of accumulated depreciation of $66,329 and $65,380 at May 31, 2011 and November 30, 2010, respectively	137	1,087

Other assets	1,685	1,685

Total assets	$890,057	$677,055

LIABILITIES AND EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$1,457,769	$1,677,001
Advance from debenture holder	212,175	237,850
Convertible debentures, net of discount	53,131	-
Current portion of deferred revenue	49,318	49,318
Total current liabilities	1,772,393	1,964,169

Non-current liabilities
Convertible debentures, net of discount	-	50,706
Deferred income, net of current portion	572,718	597,376
Derivative liability related to Series B convertible preferred stock	637,233	79,913
Total non-current liabilities	1,209,951	727,995

Total liabilities	2,982,344	2,692,164

Commitments and contingencies	-	-

Equity (Deficiency)
MultiCell Technologies, Inc. equity (deficiency)
Undesignated preferred stock, $0.01 par value; 963,000 shares authorized	-	-
Series B convertible preferred stock, 17,000 shares designated; 11,339 shares issued and outstanding; liquidation value of $1,377,735	1,349,844	1,349,844
Series I convertible preferred stock, 20,000 shares designated; 5,734 shares issued and outstanding; liquidation value of $573,400	573,400	573,400
Common stock, $0.01 par value; 1,250,000,000 shares authorized;
722,060,351 and 476,746,257 shares issued and outstanding at
May 31, 2011 and November 30, 2010, respectively	7,220,604	4,767,463
Additional paid-in capital	30,348,465	31,317,428
Accumulated deficit	(40,688,912)	(39,197,686)
Total MultiCell Technologies, Inc. stockholders' equity (deficiency)	(1,196,599)	(1,189,551)
Noncontrolling interests	(895,688)	(825,558)
Total equity (deficiency)	(2,092,287)	(2,015,109)

Total liabilities and equity (deficiency)	$890,057	$677,055

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31,		May 31,
	2011	2010	2011	2010

Revenue	$12,330	$30,024	$24,659	$74,203

Operating expenses
Selling, general and administrative	708,076	212,538	1,009,697	406,085
Research and development	147,394	34,062	236,442	133,430
Depreciation and amortization	475	1,795	950	3,678

Total operating expenses	855,945	248,395	1,247,089	543,193

Loss from operations	(843,615)	(218,371)	(1,222,430)	(468,990)

Other income (expense)
Grant revenue	104,662	-	229,387	-
Interest expense	(5,951)	(5,977)	(11,853)	(12,176)
Change in fair value of derivative liability	(476,396)	47,521	(557,320)	(3,906)
Interest income	410	-	860	-

Total other income (expense)	(377,275)	41,544	(338,926)	(16,082)

Net loss	(1,220,890)	(176,827)	(1,561,356)	(485,072)

Less net loss attributable to the noncontrolling interests	(47,720)	(17,177)	(70,130)	(39,752)

Net loss attributable to MultiCell Technologies, Inc.	(1,173,170)	(159,650)	(1,491,226)	(445,320)

Preferred stock dividends	-	(37,402)	-	(73,992)

Net loss attributable to common stockholders	$(1,173,170)	$(197,052)	$(1,491,226)	$(519,312)

Basic and Diluted Loss Per Common Share Attributable to Common Stockholders	$(0.002)	$(0.001)	$(0.002)	$(0.002)

Basic and Diluted Weighted-Average Common Shares Outstanding	639,938,822	355,700,665	600,168,478	336,099,411

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)
For the Six Months Ended May 31, 2010 and 2011
(Unaudited)

	Preferred Stock						Additional			Total
	Series B		Series I		Common stock		Paid in	Accumulated	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Interests	(Deficiency)

Balance at November 30, 2009, prior to change in accounting principle	16,262	$1,830,035	5,734	$573,400	299,892,504	$2,998,925	$32,514,975	$(38,917,068)	$(703,234)	$(1,702,967)

Cumulative effect of a change in accounting principle for beneficial conversion feature of Series B preferred stock	-	-	-	-	-	-	(1,244,076)	1,017,859	-	(226,217)

Balance at December 1, 2009, as restated	16,262	1,830,035	5,734	573,400	299,892,504	2,998,925	31,270,899	(37,899,209)	(703,234)	(1,929,184)

Issuance of common stock for conversion of 4.75% debentures	-	-	-	-	75,204,302	752,043	(746,079)	-	-	5,964

Issuance of common stock for exercise of warrants	-	-	-	-	596,330	5,963	644,037	-	-	650,000

Issuance of common stock for compensation to employees	-	-	-	-	350,000	3,500	489	-	-	3,989

Stock-based compensation	-	-	-	-	-	-	28,626	-	-	28,626

Dividends on Series B preferred stock	-	-	-	-	-	-	-	(73,992)	-	(73,992)

Net loss	-	-	-	-	-	-	-	(445,320)	(39,752)	(485,072)

Balance at May 31, 2010	16,262	$1,830,035	5,734	$573,400	376,043,136	$3,760,431	$31,197,972	$(38,418,521)	$(742,986)	$(1,799,669)

Balance at November 30, 2010	11,339	$1,349,844	5,734	$573,400	476,746,257	$4,767,463	$31,317,428	$(39,197,686)	$(825,558)	$(2,015,109)

Issuance of common stock for conversion of 4.75% debentures	-	-	-	-	244,556,594	2,445,566	(2,437,991)	-	-	7,575

Issuance of common stock for exercise of warrants	-	-	-	-	757,500	7,575	818,100	-	-	825,675

Stock-based compensation	-	-	-	-	-	-	650,928	-	-	650,928

Net loss	-	-	-	-	-	-	-	(1,491,226)	(70,130)	(1,561,356)

Balance at May 31, 2011	11,339	$1,349,844	5,734	$573,400	722,060,351	$7,220,604	$30,348,465	$(40,688,912)	$(895,688)	$(2,092,287)

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	May 31,
	2011	2010
Cash flows from operating activities
Net loss	$(1,561,356)	$(485,072)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	950	3,678
Stock-based compensation for services	650,928	32,615
Interest expense from amortization of discount on convertible debentures	10,000	10,000
Change in fair value of derivative liability	557,320	3,906
Changes in assets and liabilities
Grant receivable	(198,412)	-
Other current assets	(321)	(3,534)
Accounts payable and accrued liabilities	(219,232)	(67,929)
Deferred income	(24,658)	(74,203)
Net cash used in operating activities	(784,781)	(580,539)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from the exercise of stock warrants	825,675	650,000
Advance from debenture holder	(25,675)	-
Payment of principal on notes payable - related parties	-	(30,000)
Net cash provided by financing activities	800,000	620,000
Net increase in cash and cash equivalents	15,219	39,461
Cash and cash equivalents at beginning of period	634,377	396,554
Cash and cash equivalents at end of period	$649,596	$436,015

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,912	$7,240
Noncash Investing and Financing Activities:
Issuance of common stock for conversion of 4.75% debentures	7,575	5,964
Accrual of dividends on Series B preferred stock	-	73,992

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell Technologies, Inc. and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended November 30, 2010 previously filed with the SEC. The results of operations for the three-month and six-month periods ended May 31, 2011 are not necessarily indicative of the operating results for the fiscal year ending November 30, 2011.  The condensed consolidated balance sheet as of November 30, 2010 has been derived from the Company’s audited financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB ratified accounting guidance for determining whether an instrument, or an embedded feature, is indexed to an entity's own stock.  The guidance provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  The guidance was effective for fiscal years beginning after December 15, 2008. The Company adopted this new accounting guidance effective December 1, 2009.  As more fully discussed in Note 6 to these condensed consolidated financial statements, the Company determined that the fair value of the beneficial conversion feature related to the Series B convertible preferred stock is required to be accounted for as an embedded derivative as of December 1, 2009 under this new accounting guidance.  The accounting implications of this determination is that the fair value of the derivative, calculated to be $226,217 as of December 1, 2009, was recorded as a noncurrent liability with a corresponding adjustment to equity on that date.  The Company is also required to record the change in the fair value of the derivative liability at each subsequent balance sheet date, with a corresponding adjustment to other income or expense.  The change in the fair value of the derivative was an increase of $476,396 and $557,320 for the three months and the six months ended May 31, 2011, respectively, and a decrease of $47,521 for the three months ended May 31, 2010 and an increase of $3,906 for the six months ended May 31, 2010.

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

In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. The new guidance is to be adopted prospectively and early adoption is not permitted.  The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

NOTE 2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As of May 31, 2011, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $40,688,912.  The Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, the Company’s therapeutic for the treatment of fatigue in multiple sclerosis patients. Management is evaluating several sources of financing for its clinical trial program.  Additionally, with its strategic shift in focus to therapeutic programs and technologies, management expects the Company’s future cash requirements to increase significantly as it advances the Company’s therapeutic programs into clinical trials.  Until the Company is successful in raising additional funds, it may have to prioritize its therapeutic programs and delays may be necessary in some of the Company’s development programs.

Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors (LJCI). As further described in Note 4 to these condensed consolidated financial statements, under terms of the agreement, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of May 31, 2011, there are 6,813,129 shares remaining on the stock purchase warrant and a balance of $68,131 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants, approximately $7.4 million of cash would be provided to the Company. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture through February 28, 2012, the date that the debenture is due and the warrants expire, subject to the limitations of the agreement and the availability of authorized common stock of the Company.

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

None of these milestones have been achieved as of May 31, 2011 and, accordingly, none of these obligations have been recorded.

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

Pursuant to the Rutgers License Agreement, Rutgers granted Xenogenics a worldwide exclusive license to exploit and commercialize certain patents and other intellectual property rights, as further described in the Rutgers License Agreement, relating to bioabsorbable stents for interventional cardiology and peripheral vascular applications. In consideration for the license and other rights granted under the Rutgers License Agreement, Xenogenics paid Rutgers a license fee of $50,000. In addition, under the Rutgers License Agreement, Xenogenics is obligated to pay Rutgers a license maintenance fee of $25,000 on the third anniversary of the Rutgers License Agreement, and $50,000 on the fourth anniversary.  Additionally, Xenogenics agreed to pay Rutgers for unpaid costs of $136,000 incurred by Rutgers prior to the effective date of the Rutgers License Agreement for preparing, filing, prosecuting, defending, and maintaining all United States patent applications and patents covered under the Rutgers License Agreement, of which $135,000 was paid in March 2011.

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

None of these milestones have been achieved as of May 31, 2011 and, accordingly, none of these obligations have been recorded.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price.  The Conversion Price is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert.  LJCI converted $7,575 and $5,964 of the Debenture into 244,556,594 and 75,204,302 shares, respectively, of common stock during the six months ended May 31, 2011 and 2010.  Simultaneously with these conversions, LJCI exercised warrants to purchase 757,500 shares and 596,330 shares of the Company’s common stock during the six months ended May 31, 2011 and 2010, respectively.  Proceeds from the exercise of the warrants were $825,675 and $650,000 for the six months ended May 31, 2011 and 2010, respectively.  At times, LJCI makes advances to the Company prior to the exercise of warrants.  At May 31, 2011 and November 30, 2010, LJCI had advanced $212,175 and $237,850 to the Company in advance of LJCI’s exercise of warrants.

As of May 31, 2011, the remainder of the Debenture in the amount of $68,131 could have been converted by LJCI into approximately 2.07 billion shares of common stock, which would require LJCI to simultaneously exercise and purchase all of the remaining 6,813,129 shares of common stock under the LJCI Warrant at $1.09 per share.  As of November 30, 2010, the balance of the Debenture was $75,706.  For the Debenture, upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. After February 28, 2008, the Company, at its sole discretion, has the right, without limitation or penalty, to redeem the outstanding principal amount of this debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A discount representing the value of 10 million warrants issued in the amount of $73,727 was recorded as a reduction to the note. The discount was calculated based on the relative fair values of the convertible debenture and the warrants. The fair market value of the warrants used in the above calculation was determined under the Black-Scholes option-pricing model.  Additionally, based on the excess of the aggregate fair value of the common shares that would have been issued if the Debenture had been converted immediately over the proceeds allocated to the convertible debenture, the investors received a beneficial conversion feature for which the Company recorded an increase in additional paid-in-capital of $26,273 and a corresponding discount to the debenture.  These discounts, in the aggregate amount of $100,000, are being amortized over the 60-month term of the debenture as a charge to interest expense. The balance of the unamortized discount is $15,000 and $25,000 at May 31, 2011 and November 30, 2010, respectively.

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

Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company was required to pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of the Wall Street Journal Prime Rate plus 1%, or 9%.  In no event was the dividend rate to be greater than 12% per annum.  The dividend was payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first day of that month.  In the event the Company did not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares was reduced to 85% of the otherwise applicable conversion price.  The Company did not pay the required monthly Series B preferred dividends since November 30, 2006, which, in part, has caused the conversion price to be reduced. During the six months ended May 31, 2010, the Company accrued preferred dividends in the amounts of $73,992 on the Series B preferred stock.  During the six months ended May 31, 2011, the Company received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B preferred stock, which in turn terminated the requirement to accrue the related dividends.  Accordingly, no dividends were accrued during the six months ended May 31, 2011.  Total accrued but unpaid preferred dividends recorded in the accompanying condensed consolidated balance sheet as of May 31, 2011 and November 30, 2010 are $580,672, of which $243,835 are recorded in permanent equity with the Series B preferred stock and $336,837 are recorded as a current liability with accounts payable and accrued expenses.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by the conversion price.  The conversion price was originally $0.32 per share.  Upon the occurrence of an event of default (as defined in the agreement), the conversion price of the Series B shares shall be reduced to 85% of the then applicable conversion price of such shares. The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like.  In addition, the conversion price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options).  As a result of the Company issuing common stock upon conversion of convertible debentures and upon the exercise of warrants both at prices lower than the conversion price, and due to the Company not paying Series B dividends on a monthly basis, the conversion price of the Series B preferred stock has been reduced to $0.0363 per share as of May 31, 2011.  The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion.

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

Effective December 1, 2009, the Company adopted new accounting provisions for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  These provisions apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by standards for accounting for derivative instruments and hedging activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As of December 1, 2009, there were 16,262 shares of Series B preferred stock that were convertible into 21,341,207 shares of common stock.  The Company determined that the conversion feature to allow the holders of the Series B convertible preferred stock to acquire common shares is an embedded derivative that no longer qualifies as equity under the new accounting guidance.  As a result of adopting these standards, the Company evaluated the conversion feature as though it was accounted for as a derivative liability since the issuance of the Series B convertible preferred stock in July 2006 and has recorded, as a cumulative effect adjustment on December 1, 2009, a noncurrent derivative liability of $226,217 with a corresponding reduction in other components of equity on that date.  The derivative liability is recorded in the accompanying condensed consolidated balance sheet at $637,233 and $79,913 as of May 31, 2011 and November 30, 2010, respectively.  The fair value of the conversion feature increased by $476,396 and by $557,320 during the three months and six months ended May 31, 2011, respectively, which has been recorded as losses from the change in the fair value of the derivative liability.  The fair value of the conversion feature decreased by $47,521 during the three months ended May 31, 2010, which has been recorded as a gain from the change in the fair value of the derivative liability.  The fair value of the conversion feature increased by $3,906 during the six months ended May 31, 2010, which has been recorded as a loss from the change in the fair value of the derivative liability.

The estimate of the fair value of the embedded conversion feature and the underlying assumptions used to determine the estimate are as follows:

	May 31, 2011	February 28, 2011	November 30, 2010	May 31, 2010	February 28, 2010	December 1, 2009

Fair value	$0.0204	$0.0060	$0.0037	$0.0090	$0.0119	$0.0106
Risk free interest rate	3.05%	3.42%	2.81%	3.31%	3.61%	3.28%
Expected life	10 Years	10 Years	10 Years	10 Years	10 Years	10 Years
Dividend yield	-	-	-	-	-	-
Volatility	140%	140%	140%	140%	140%	150%

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

NOTE 9. LICENSE AGREEMENTS AND DEFERRED REVENUE

On October 9, 2007, MultiCell Technologies, Inc. (“MultiCell”) executed an exclusive license and purchase agreement (the “Agreement”) with Corning Incorporated (“Corning”) of Corning, New York.  Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell MultiCell’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (ADME/Tox assays).  MultiCell retained and will continue to support all of its existing licensees, including Pfizer and Bristol-Myers Squibb.  MultiCell retains the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays.   MultiCell also retains rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to produce therapeutic proteins using the Company’s BioFactories™ technology, to identify drug targets and for other applications related to the Company’s internal drug development programs.  Corning paid MultiCell $750,000 in consideration for the license granted.  The Company is recognizing the income ratably over a 17 year period.  The Company recognized $11,030 and $22,059, respectively, in income for the three months and six months ended May 31, 2011 and 2010.  The balance of deferred revenue from this license is $588,236 at May 31, 2011 and will be amortized into revenue through October 2024.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company had a license agreement with Eisai, for which revenue was being deferred.  On May 1, 2009, Eisai notified the Company of its plan to terminate the license agreement effective March 31, 2010.  The Company recognized revenue from the agreement with Eisai in the amounts of $17,694 and $49,544 for the three months and the six months ended May 31, 2010, respectively.  The balance of deferred revenue from the agreement with Eisai is zero at May 31, 2011, and no further revenue has been or will be recognized since the termination of the license agreement effective March 31, 2010.

The Company has another license agreement with Pfizer, for which revenue is being deferred.  The Company recognized revenue from the agreement with Pfizer in the amount of $1,300 and $2,600 for the three months and the six months ended May 31, 2011 and 2010, respectively.  The balance of deferred revenue from the agreement with Pfizer is $33,800 at May 31, 2011, which will be amortized into revenue through January 2018.

NOTE 10. STOCK OPTIONS AND WARRANTS

On August 26, 2010, the stockholders of the Company approved the amendment of the 2004 Equity Incentive Plan.  The purpose of the 2004 Plan is to provide a means by which eligible recipients of stock awards may be given the opportunity to benefit from increases in the value of the common stock through granting of incentive stock options (ISO), non-statutory stock options, stock purchase awards, stock bonus awards, stock appreciation rights, stock unit awards and other stock awards.  The amendment of the 2004 Plan increases the shares reserved thereunder by 25 million shares.  There are 32,865,266 shares of common stock available for future awards under the 2004 Plan at May 31, 2011.

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

A summary of stock option activity for the six-month period ended May 31, 2011 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at November 30, 2010	13,148,947	$0.02	3.9 years	$-
Granted	-	-
Exercised	-	-
Expired	(40,000)	0.56

Outstanding at May 31, 2011	13,108,947	$0.02	3.5 years	$120,878

Exercisable at May 31, 2011	11,688,947	$0.02	3.4 years	$92,958

There were no options granted during the six months ended May 31, 2011 or 2010.

For the three-month periods ended May 31, 2011 and 2010, the Company reported compensation expense related to stock options of $9,938 and $14,313, respectively.  For the six-month periods ended May 31, 2011 and 2010, the Company reported compensation expense related to stock options of $19,876 and $28,626, respectively.  As of May 31, 2011, there was $5,776 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 0.7 years.  The intrinsic values at May 31, 2011 are based on a closing price of $0.0210.

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

In March 2011, Xenogenics granted options to prospective officers and to the members of its scientific advisory board to purchase an aggregate of 3,000,000 shares of its common stock, exercisable at $0.246 per share of common stock and having a term of approximately five years.  50% of the options vested immediately and the remaining 50% vest upon the closing of a Qualified Financing, which means a single sale, or a related series of sales in a single transaction, by Xenogenics of its common stock (or common stock equivalents) in which the aggregate gross proceeds (before costs and commissions) received by Xenogenics are equal to or exceed $5,000,000.  The fair value of these options was estimated to be $692,700, or $0.2309 per share, as estimated using the Black-Scholes option-pricing model, using a risk-free interest rate of 2.20%, volatility of 165%, expected lives of five years, and dividend yield of zero.

For the three months and six months ended May 31, 2011, Xenogenics reported stock-based compensation expense for these options of $524,490 and $631,052, respectively.  As of May 31, 2011, there is approximately $499,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 1.2 years.

Stock Warrants

In connection with the issuance of common stock, preferred stock, notes payable, and debentures, and as compensation for services provided, the Company has issued warrants to purchase shares of the Company’s common stock.  The Company did not issue warrants during the six months ended May 31, 2011 or 2010.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of stock warrant activity for the six-month period ended May 31, 2011 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at November 30, 2010	22,837,991	$0.59	1.7 years	$-
Issued	-	-
Exercised	(757,500)	1.09
Expired	(434,962)	0.55

Outstanding at May 31, 2011	21,645,529	$0.57	1.2 years	$-

NOTE 11. LOSS PER SHARE

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed on the basis of the weighted-average number of common shares and all dilutive potentially issuable common shares outstanding during the year. Common stock issuable upon conversion of debt and preferred stock, or exercise of stock options and stock warrants have not been included in the loss per share for the three month or six month periods ended May 31, 2011 and 2010 as they are anti-dilutive.

The potential common shares as of May 31, 2011 are as follows:

Stock warrants	21,645,529
Stock options	13,108,947
Series B Convertible Preferred Stock	31,236,915
Series I Convertible Preferred Stock	2,293,600
LJCI Debenture	2,074,976,288

2,143,261,279

The Company does not currently have sufficient authorized shares of common stock to meet the commitments entered into under the Debenture and the related LJCI Warrants.  As further discussed in Note 4, upon the conversion of any portion of the remaining $68,131 principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the remaining 6,813,129 warrant shares equal to the percentage of the dollar amount of the Debenture being converted.  The agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding common shares of the Company. Furthermore, the Company has the right to redeem that portion of the Debenture that the holder may elect to convert and also has the right to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

NOTE 12. QUALIFYING THERAPEUTIC DISCOVERY PROJECT GRANT

On October 29, 2010, the Company received notification from the Department of Treasury that it had been awarded a total cash grant of $733,437 under the Qualifying Therapeutic Discovery Project (“QTDP”) program.  The QTDP program was created by Congress as part of the Patient Protection and Affordable Care Act, and provides a grant or tax credit equal to 50% of qualified investment for the Company’s fiscal years ending November 30, 2010 and 2011.  Of the total grant, $430,335 relates to qualifying expenses incurred during the year ended November 30, 2010 and the remainder of $303,102 will be received and recognized during the year ending November 30, 2011.  For the year ended November 30, 2010, the Company recognized $430,335 as grant revenue under “other income” in the consolidated statement of operations.  Of the amount that was recognized in the year ended November 30, 2010, $399,360 was received in cash during that fiscal year and the balance of $30,975 was collected during the three months ended February 28, 2011.  For the year ending November 30, 2011, the grant revenue will be recognized as other income during the period in which the corresponding expenses are incurred.  During the three months and six months ended May 31, 2011, management of the Company has identified $104,662 and $229,387, respectively, of qualifying expense and recognized an equal amount of grant revenue.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The funds were granted in connection with the Company’s projects MCT-465 and MCT-475 drug development programs for the treatment of cancer and MCT-125 drug development for the treatment of fatigue in multiple sclerosis patients.

NOTE 13. FAIR VALUE MEASUREMENTS

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the Company and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at May 31, 2011 and November 30, 2010 are summarized as follows:

	May 31, 2011				November 30, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$637,233	$-	$637,233	$-	$79,913	$-	$79,913

As further described in Note 6, the fair value of the derivative liability is determined using the Black-Scholes pricing model.

NOTE 14. SUBSEQUENT EVENTS

Stock Issued for Conversion of Debenture and Exercise of Warrants

As more fully discussed in Note 4 to these consolidated financial statements, the Company sold a convertible debenture to La Jolla Cove Investors, Inc. (LJCI) and issued LJCI a stock warrant in connection with the convertible debenture.  Between June 1, 2011 and July 13, 2011, LJCI converted $1,500 of the 4.75% debenture into 45,683,333 shares of common stock.  Simultaneously with the conversions of the debenture, LJCI was required to exercise warrants to purchase 150,000 shares of common stock at $1.09 per share.  The total proceeds from the exercise of the warrants were $163,500.

Sponsored Research Agreement with University Health Network

On July 5, 2011, the Company, entered into a sponsored research agreement with the University Health Network (UHN), a not‐for‐profit corporation incorporated under the laws of Canada.  Under this agreement UHN will evaluate the Company’s product candidates, MCT-465 and MCT-485, in in vitro models for the treatment of primary liver cancer.  The mechanism of action of MCT-465 and MCT-485 and their potential selective effect on liver cancer stem cells will also be evaluated.  Under the terms of the agreement, the Company will retain exclusive access to the research findings and intellectual property resulting from the research activities preformed by UHN.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Annual Meeting of Stockholders

On July 11, 2011, the Company held its Annual Meeting of Stockholders.  At the meeting, the stockholders voted on the following matters:

•	The current members of the board of directors were elected to serve as directors until the next annual meeting of stockholders,

•	The appointment of the Company’s current auditors to audit the financial statements for the year ending November 30, 2011 was ratified,

•
An amendment to increase the number of shares of common stock authorized under the Company’s Amended and Restated Certificate of Incorporation to 1.25 billion shares was approved and certain prior increases in the number of authorized shares were ratified, and

•
An amendment to increase the number of shares reserved under the 2004 Equity Incentive Plan to a total of 70,974,213 shares was approved, an annual increase in the number of shares reserved under the plan was approved, and certain prior increases in the number of shares reserved for issuance under the plan were ratified.

Stock Options

On July 11, 2011, the Board of Directors granted an option to each of the five directors to purchase one million shares of the Company’s common stock at $0.0092 per share, the closing price of the Company’s common stock on the date of grant.  The options vest quarterly over one year, subject to continuing service as a director on such dates, and expire five years after grant.  Additionally, the Board of Directors granted an option to an employee to purchase 250,000 shares of common stock at $0.0092 per share.  This option vests ratably over three years, subject to continuing service as an employee, and expires five years after grant.

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

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, obtaining regulatory approval, and undertaking production and marketing of our drug candidates; difficulties or delays in patient enrollment for our clinical trials; unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials or preclinical studies are not indicative of future results of clinical trials); activities and decisions of, and market conditions affecting current and future strategic partners; pricing pressures; accurately forecasting operating and clinical trial costs; uncertainties of litigation and other business conditions; our ability to obtain additional financing if necessary; changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target; the uncertainty of protection for our intellectual property or trade secrets, through patents or otherwise; and potential infringement of the intellectual property rights or trade secrets of third parties.  In addition such statements are subject to the risks and uncertainties discussed under the “Risk Factors” section beginning on page 27 of this report and the “Risk Factors” section included in our Annual Report filed on Form 10-K for the year ended November 30, 2010.

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

Three Months Ended May 31, 2011 Compared to the Three Months Ended May 31, 2010

Revenue. Total revenue for the three months ended May 31, 2011 was $12,330, as compared to revenue of $30,024 for the same quarter in the prior fiscal year, a decrease of $17,694.  All of the revenue for the quarters ended May 31, 2011 and 2010 is from license revenue under agreements with Corning, Pfizer, and Eisai.  The decrease in revenue for the three months ended May 31, 2011 compared to the corresponding quarter of the prior year is due to the cancelation of the license agreement with Eisai as of March 31, 2010.

Operating Expenses. Total operating expenses for the three months ended May 31, 2011 were $855,945, compared to operating expenses for the three months ended May 31, 2010 of $248,395, representing an increase of $607,550.  This increase was principally due to an increase in stock-based compensation of $516,125 arising from the recently issued Xenogenics options, and an increase in legal, consulting, and other professional fees of $94,698.

Other income/(expense). Other income (expense) amounted to net expense of $377,275 for the three months ended May 31, 2011 as compared to net income of $41,544 for the three months ended May 31, 2010.  Other income (expense) for the three months ended May 31, 2011 consists of 1) revenue recognized from a grant awarded under the U.S. governments’ Qualifying Therapeutic Discovery Project (QTDP) program in the amount of $104,662, 2) interest expense of $5,951, 3) a loss from the change in fair value of derivative liability of $476,396 and 4) interest income of $410.  Other income (expense) for the three months ended May 31, 2010 was composed of 1) interest expense of $5,977 and 2) a gain from the change in fair value of derivative liability of $47,521.

The QTDP program was created by Congress as part of the Patient Protection and Affordable Care Act, and provides a tax credit or grant equal to eligible costs and expenses for years ending November 30, 2010 and 2011.  To be eligible, a therapeutic development project must:  1) have the potential to develop new treatments that address unmet medical needs or chronic and acute diseases; 2) reduce long-term health care costs; 3) represent a significant advance in finding a cure for cancer; 4) advance U.S. competitiveness in the fields of life, biological, and medical sciences; or 5) create or sustain well-paying jobs, either directly or indirectly.  The Company received a total grant of $733,437, of which $430,335 pertained to the year ended November 30, 2010 and $303,102 pertains to the year ending November 30, 2011.  We recognized all of the 2010 grant revenue during the quarter ended November 30, 2010, when the grant was awarded.  During the three months ended May 31, 2011, our management has identified $104,662 of qualifying expense and recognized an equal amount of grant revenue.

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

Net Loss. Net loss for the three months ended May 31, 2011 was $1,220,890, as compared to a net loss of $176,827 for the same period in the prior fiscal year, representing a increase in the net loss of $1,044,063.  The primary reasons for this increase in net loss in the current period is due to the increase in stock-based compensation and the change in fair value of the derivative liability, offset by the grant revenue during the current period, as well as other changes explained above.

Six Months Ended May 31, 2011 Compared to the Six Months Ended May 31, 2010

Revenue. Total revenue for the six months ended May 31, 2011 was $24,659, as compared to revenue of $74,203 for the same period in the prior fiscal year, a decrease of $49,544.  All of the revenue for the six months ended May 31, 2011 and 2010 is from license revenue under agreements with Corning, Pfizer, and Eisai.  The decrease in revenue for the six months ended May 31, 2011 compared to the corresponding period of the prior year is due to the cancelation of the license agreement with Eisai as of March 31, 2010.

Operating Expenses. Total operating expenses for the six months ended May 31, 2011 were $1,247,089, compared to operating expenses for the six months ended May 31, 2010 of $543,193, representing an increase of $703,896.  This increase was principally due to an increase in stock-based compensation of $618,312 arising from the recently issued Xenogenics options, and an increase in legal, consulting, and other professional fees of $81,961.

Other income/(expense). Other income (expense) amounted to net expense of $338,926 for the six months ended May 31, 2011 as compared to net expense of $16,082 for the six months ended May 31, 2010.  Other income (expense) for the six months ended May 31, 2011 consists of 1) revenue recognized from a grant awarded under the U.S. governments’ Qualifying Therapeutic Discovery Project (QTDP) program in the amount of $229,387, 2) interest expense of $11,853, 3) a loss from the change in fair value of derivative liability of $557,320 and 4) interest income of $860.  Other income (expense) for the six months ended May 31, 2010 was composed of 1) interest expense of $12,176 and 2) a loss from the change in fair value of derivative liability of $3,906.

The nature of the QTDP program and the amounts of the grants received are explained above.  We recognized all of the 2010 grant revenue during the quarter ended November 30, 2010, when the grant was awarded.  During the six months ended May 31, 2011, our management has identified $229,387 of qualifying expense and recognized an equal amount of grant revenue.

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

Net Loss. Net loss for the six months ended May 31, 2011 was $1,561,356, as compared to a net loss of $485,072 for the same period in the prior fiscal year, representing a increase in the net loss of $1,076,284.  The primary reasons for this increase in net loss in the current period is due to the increase in stock-based compensation and the change in fair value of the derivative liability, offset by the grant revenue during the current period, as well as other changes explained above.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance of debt or equity instruments.  The following is a summary of our key liquidity measures at May 31, 2011 and 2010:

	May 31, 2011	May 31, 2010
Cash and cash equivalents	$649,596	$436,015

Current assets	$888,235	$445,991
Current liabilities	(1,772,393)	(1,352,867)
Working capital deficiency	$(884,158)	$(906,876)

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

Commencing in March 2008, the Company has operated on working capital provided by La Jolla Cove Investors, or LJCI, in connection with its exercise of warrants issued to it by the Company (which LJCI must exercise whenever it converts amounts owed under the convertible debenture it holds), all as discussed in more detail below.  The warrants are exercisable at $1.09 per share.  As of July 13, 2011 there were 6,663,129 shares remaining on the stock purchase warrant.  Should LJCI continue to exercise all of its remaining warrants approximately $7.3 million of cash would be provided to the Company.  However, the Debenture Purchase Agreement limits LJCI’s stock ownership in the Company to 9.99% of the outstanding shares of the Company.  The Company expects that LJCI will continue to exercise the warrants and convert the debenture through February 28, 2012, the date that the debenture is due and the warrants expire, subject to the limitations of the agreement and availability of authorized common stock of the Company.  We are also investigating the possible sale or license of certain assets that we did not already license to Corning in October 2007.  We are presently pursuing discussions with companies operating in the stem cell research market and the general life science research market.

On July 14, 2006, the Company completed a private placement of Series B convertible preferred stock.  A total of 17,000 Series B shares were sold to accredited investors at a price of $100 per share.  The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Conversion Price”).  The Conversion Price was reduced to 85% of the then applicable Conversion Price as a result of an event of default in the payment of preferred dividends.  The Conversion Price is also subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like.  In addition, the Conversion Price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options).  As a result of these adjustment, the Conversion Price has been reduced to $0.0363 per share as of May 31, 2011.  The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion.  The Series B preferred stock does not have voting rights.  Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued was declared effective by the SEC, the Company paid on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (a) the Wall Street Journal Prime Rate plus 1%, or (b) 9%.  In no event is the dividend rate greater than 12% per annum.  During the six months ended May 31, 2011, we received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B preferred stock, which in turn terminates the requirement to accrue the related dividends.  During the fiscal year ended November 30, 2007, the Company paid $73,800 and redeemed 738 shares of the Series B preferred stock. During the fiscal year ended November 30, 2010, 4,923 shares of the Series B preferred stock were converted into 7,991,883 shares of common stock.

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

The Debentures are convertible at the option of LJCI at any time up to maturity at a conversion price equal to the lesser of the fixed conversion price of $1.00, or 80% of the average of the lowest three daily volume weighted average trading prices per share of our common stock during the twenty trading days immediately preceding the conversion date.  The Debentures accrue interest at 4.75% per year payable in cash or our common stock.  Through May 31, 2011, interest is being paid in cash on a monthly basis.  If paid in stock, the stock will be valued at the rate equal to the conversion price of the Debentures in effect at the time of payment.

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

Cash provided by (used in) operating, investing and financing activities for the six month periods ended May 31, 2011 and 2010 is as follows:

	May 31, 2011	May 31, 2010
Operating activities	$(784,781)	$(580,539)
Investing activities	-	-
Financing activities	800,000	620,000
Net increase in cash and cash equivalents	$15,219	$39,461

Operating Activities

For the six months ended May 31, 2011, the differences between our net loss and net cash used in operating activities are due to net non-cash charges totaling $1,219,198 included in our net loss for stock-based compensation, interest, depreciation, and change in fair value of derivative liability, less changes in non-cash working capital totaling $442,623.  For the six months ended May 31, 2010, the differences between our net loss and net cash used in operating activities are due to net non-cash charges totaling $50,199 included in our net loss for stock-based compensation, interest, depreciation, and change in fair value of derivative liability, less changes in non-cash working capital totaling $145,666.

Investing Activities

We had no cash flows from investing activities during the six months ended May 31, 2011 or 2010.

Financing Activities

During the six months ended May 31, 2011 and 2010, principal cash flows from financing activities related to LJCI’s payments to us of $800,000 and $650,000, respectively, to be applied towards the exercise of common stock warrants.  During the six months ended May 31, 2010, we also used $30,000 to repay the remaining amounts owed on notes payable to related parties.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2011 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of May 31, 2011, the following material weaknesses existed:

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

Due to this material weakness, management has concluded that our internal control over financial reporting was not effective as of May 31, 2011.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

None.

Item 1A: RISK FACTORS

Risks Related To Our Business

Our drug candidates, bioabsorbable stent assets and cellular systems technologies are in the early stages of clinical testing and we have a history of significant losses and may not achieve or sustain profitability.

Our drug candidates are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs.  Similarly, some of our cellular systems technologies and our subsidiary’s bioabsorbable stent assets are in early stages of development and require further development before they may be commercially viable.  We have incurred a substantial accumulated deficit since our inception in 1970.  As of May 31, 2011, our accumulated deficit was $40,688,912.  Our losses have primarily resulted from significant costs associated with the research and development relating to our cellular systems technologies and other operating costs.  We expect to incur increasing losses for at least several years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our drug candidates, and commercialize any approved drugs and as we continue to advance our cellular systems technologies business.  If our drug candidates fail in clinical trials or do not gain regulatory approval, or if our drugs, bioabsorbable stent assets and cellular systems technologies do not achieve market acceptance, we will not achieve or maintain profitability.  If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

We will need substantial additional capital to fund continued business operations and we cannot be sure that additional financing will be available.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended November 30, 2010, relative to our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our ability to obtain additional funding will determine our ability to continue as a going concern.  Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors , or LJCI. Under terms of the agreement, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of July 13, 2011 there are 6,663,129 shares remaining on the stock purchase warrant and a balance of $66,631 remaining on the convertible debenture.  However, we do not currently have sufficient unissued capital stock under our current Certificate of Incorporation to allow for the conversion of the full amount of the outstanding convertible debentures and the exercise of all remaining LJCI warrants.  Assuming that there were sufficient shares of authorized capital stock under our Certificate of Incorporation, if LJCI were to exercise all of its remaining warrants, the Company would receive approximately $7.3 million.  As of July 13, 2011, if we are unable to further amend our Certificate of Incorporation and assuming that no other outstanding equity instruments are exercised, the maximum amount that the Company could receive from the exercise of the LJCI warrants is approximately $1,720,000, based on the most recent debenture conversion price.  The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the outstanding shares of the Company.  The Company expects that LJCI will continue to exercise the warrants and convert the debenture through February 28, 2012, the date that the debenture is due and the warrants expire, subject to the limitations of the agreement and availability of authorized common stock of the Company.

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

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3: DEFAULTS UPON SENIOR SECURITIES

None.

Item 4: REMOVED AND RESERVED

Item 5: OTHER INFORMATION

None.

Item 6: EXHIBITS:

Exhibit Number	Exhibit Description

3.1 (1)	Certificate of Incorporation, as filed on April 28, 1970.
3.2 (1)	Certificate of Amendment, as filed on October 27, 1986.
3.3 (1)	Certificate of Amendment, as filed on August 24, 1989.
3.4 (1)	Certificate of Amendment, as filed on July 31, 1991.
3.5 (1)	Certificate of Amendment, as filed on August 14, 1991.
3.6 (1)	Certificate of Amendment, as filed on June 13, 2000.
3.7 (1)	Certificate of Amendment, as filed May 18, 2005.
3.8 (1)	Certificate of Correction, as filed June 2, 2005.
3.9 (2)	Certificate of Amendment, as filed September 1, 2010.
3.10 (3)	Certificate of Amendment, as filed July 13, 2011.
3.11 (1)	Bylaws, as amended May 18, 2005.
3.12 (1)	Specimen Stock Certificate.
4.1 (4)	Certificate of Designations of Preferences and Rights of Series I Convertible Preferred Stock, as filed on July 13, 2004.
4.2 (5)	Certificate of Designation of Series B Convertible Preferred Stock, as filed on July 14, 2006.
4.3 (6)	Debenture Purchase Agreement between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc. dated February 28, 2007.
4.4 (6)	Registration Rights Agreement between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc. dated February 28, 2007.
4.5 (6)	Stock Pledge Agreement dated February 28, 2007.
4.6 (6)	7 ¾ % Convertible Debenture for $1,000,000 issued by Multicell Technologies, Inc. to La Jolla Cove Investors, Inc.
4.7 (6)	Escrow Letter dated February 28, 2007 from La Jolla Cove Investors, Inc.
4.8 (6)	Letter dated February 28, 2007 from La Jolla Cove Investors, Inc.
4.9 (6)	Securities Purchase Agreement between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc. dated February 28, 2007.
4.10 (6)	4 ¾ % Convertible Debenture for $100,000 issued by Multicell Technologies, Inc. to La Jolla Cove Investors, Inc.
4.11 (6)	Warrant to Purchase Common Stock dated February 28, 2007.
4.12 (6)	Letter dated February 28, 2007 to Multicell Technologies, Inc. from La Jolla Cove Investors, Inc.
4.13 (7)	Warrant for the purchase of 1,572,327 Shares of Common Stock of Multicell Technologies, Inc. issued to and Fusion Capital Fund II, LLC dated May 3, 2006.
4.14 (8)	Amended and Restated Registration Rights Agreement, dated as of October 5, 2006, by and between Multicell Technologies, Inc. and Fusion Capital Fund II, LLC.
4.15 (9)
Form of Warrant to Purchase Common Stock (Cashless Exercise) dated July 14, 2006 issued by Multicell Technologies, Inc. to Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.

4.16 (9)
Form of Warrant to Purchase Common Stock (Cash Exercise), dated July 14, 2006, issued by Multicell Technologies, Inc. to Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.

4.17 (9)
Form of Registration Rights Agreement dated July 14, 2006 by and between Multicell Technologies, Inc. and Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.

4.18 (9)
Form of Shares of Series B Convertible Preferred Stock and Common Stock Warrants Subscription Agreement dated July 14, 2006 by and between Multicell Technologies, Inc. and Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.

4.19 (10)	Amended and Restated Warrant to Purchase Common Stock issued to Anthony Cataldo dated July 25, 2006.
4.20 (11)	Form of Warrant to Purchase Common Stock dated February 1, 2006 issued by the Company to Trilogy Capital Partners, Inc.
4.21 (12)	Mutual Termination Agreement between Multicell Technologies, Inc. and Fusion Capital Fund II, LLC, dated as of July 18, 2007.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302. *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*
* Filed herewith

(1) Incorporated by reference from an exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed on May 6, 2005.
(2) Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on September 1, 2010.
(3) Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 13, 2011.
(4) Incorporated by reference from an exhibit to our Form SB-2 Registration Statement filed on August 12, 2004.
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

MULTICELL TECHNOLOGIES, INC.

July 14, 2011	By:	/s/ W. Gerald Newmin

W. Gerald Newmin
(Chief Executive Officer and Chief Financial Officer)