Form 10-Q
period 2011-08-31
MultiCell Technologies, Inc.
filed 2011-10-17
CIK 811779

 U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended August 31, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of October 12, 2011, the issuer had 785,463,128 shares of Common Stock, $.01 par value, outstanding.

PART I FINANCIAL INFORMATION
Item 1: Financial Statements

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 31,	November 30,
	2011	2010
ASSETS

Current assets
Cash and cash equivalents	$667,299	$634,377
Grant receivable	303,102	30,975
Other current assets	9,894	8,931
Total current assets	980,295	674,283

Property and equipment, net of accumulated depreciation of $66,398 and $65,380 at August 31, 2011 and November 30, 2010, respectively	69	1,087

Other assets	1,685	1,685

Total assets	$982,049	$677,055

LIABILITIES AND EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$1,440,845	$1,677,001
Advance from debenture holder	436,000	237,850
Current portion of deferred revenue	49,318	49,318
Total current liabilities	1,926,163	1,964,169

Non-current liabilities
Convertible debentures, net of discount	56,056	50,706
Deferred income, net of current portion	560,388	597,376
Derivative liability related to Series B convertible preferred stock	255,716	79,913
Total non-current liabilities	872,160	727,995

Total liabilities	2,798,323	2,692,164

Commitments and contingencies	-	-

Equity (Deficiency)
MultiCell Technologies, Inc. equity (deficiency)
Undesignated preferred stock, $0.01 par value; 963,000 shares authorized	-	-
Series B convertible preferred stock, 17,000 shares designated; 11,339 shares issued and outstanding; liquidation value of $1,377,735	1,349,844	1,349,844
Series I convertible preferred stock, 20,000 shares designated; 5,734 shares issued and outstanding; liquidation value of $573,400	573,400	573,400
Common stock, $0.01 par value; 1,250,000,000 shares authorized; 785,463,128 and 476,746,257 shares issued and outstanding at August 31, 2011 and November 30, 2010, respectively	7,854,631	4,767,463
Additional paid-in capital	30,115,978	31,317,428
Accumulated deficit	(40,795,387)	(39,197,686)
Total MultiCell Technologies, Inc. stockholders' equity (deficiency)	(901,534)	(1,189,551)
Noncontrolling interests	(914,740)	(825,558)
Total equity (deficiency)	(1,816,274)	(2,015,109)

Total liabilities and equity (deficiency)	$982,049	$677,055

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2011	2010	2011	2010

Revenue	$12,329	$12,330	$36,988	$86,533

Operating expenses
Selling, general and administrative	382,860	207,116	1,392,557	613,201
Research and development	204,906	81,962	441,348	215,392
Depreciation and amortization	68	474	1,018	4,152

Total operating expenses	587,834	289,552	1,834,923	832,745

Loss from operations	(575,505)	(277,222)	(1,797,935)	(746,212)

Other income (expense)
Grant revenue	73,715	-	303,102	-
Interest expense	(5,871)	(6,296)	(17,724)	(18,472)
Change in fair value of derivative liability	381,517	95,204	(175,803)	91,298
Interest income	617	-	1,477	-

Total other income (expense)	449,978	88,908	111,052	72,826

Net loss	(125,527)	(188,314)	(1,686,883)	(673,386)

Less net loss attributable to the noncontrolling interests	(19,052)	(27,639)	(89,182)	(67,391)

Net loss attributable to MultiCell Technologies, Inc.	(106,475)	(160,675)	(1,597,701)	(605,995)

Preferred stock dividends	-	(31,741)	-	(105,733)

Net loss attributable to common stockholders	$(106,475)	$(192,416)	$(1,597,701)	$(711,728)

Basic and Diluted Loss Per Common Share Attributable to Common Stockholders	$(0.0001)	$(0.0005)	$(0.0024)	$(0.0020)

Basic and Diluted Weighted-Average Common Shares Outstanding	770,658,629	399,253,590	657,413,346	357,304,464

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)
For the Nine Months Ended August 31, 2010 and 2011
(Unaudited)

	Preferred Stock						Additional			Total
	Series B		Series I		Common stock		Paid in	Accumulated	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Interests	(Deficiency)

Balance at November 30, 2009, prior to change in accounting principle	16,262	$1,830,035	5,734	$573,400	299,892,504	$2,998,925	$32,514,975	$(38,917,068)	$(703,234)	$(1,702,967)

Cumulative effect of a change in accounting principle for beneficial conversion feature of Series B preferred stock	-	-	-	-	-	-	(1,244,076)	1,017,859	-	(226,217)

Balance at December 1, 2009, as restated	16,262	1,830,035	5,734	573,400	299,892,504	2,998,925	31,270,899	(37,899,209)	(703,234)	(1,929,184)

Issuance of common stock for conversion of 4.75% debentures	-	-	-	-	118,260,762	1,182,608	(1,174,595)	-	-	8,013

Issuance of common stock for exercise of warrants	-	-	-	-	801,330	8,013	865,437	-	-	873,450

Conversion of Series B preferred stock into common stock	(4,923)	(480,191)	-	-	7,991,883	79,919	449,022	-	-	48,750

Issuance of common stock for compensation to employees	-	-	-	-	350,000	3,500	490	-	-	3,990

Stock-based compensation	-	-	-	-	-	-	39,447	-	-	39,447

Dividends on Series B preferred stock	-	-	-	-	-	-	-	(105,733)	-	(105,733)

Net loss	-	-	-	-	-	-	-	(605,995)	(67,391)	(673,386)

Balance at August 31, 2010	11,339	$1,349,844	5,734	$573,400	427,296,479	$4,272,965	$31,450,700	$(38,610,937)	$(770,625)	$(1,734,653)

Balance at November 30, 2010	11,339	$1,349,844	5,734	$573,400	476,746,257	$4,767,463	$31,317,428	$(39,197,686)	$(825,558)	$(2,015,109)

Issuance of common stock for conversion of 4.75% debentures	-	-	-	-	307,751,871	3,077,518	(3,067,868)	-	-	9,650

Issuance of common stock for exercise of warrants	-	-	-	-	965,000	9,650	1,042,200	-	-	1,051,850

Stock-based compensation	-	-	-	-	-	-	824,218	-	-	824,218

Net loss	-	-	-	-	-	-	-	(1,597,701)	(89,182)	(1,686,883)

Balance at August 31, 2011	11,339	$1,349,844	5,734	$573,400	785,463,128	$7,854,631	$30,115,978	$(40,795,387)	$(914,740)	$(1,816,274)

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	August 31,
	2011	2010
Cash flows from operating activities
Net loss	$(1,686,883)	$(673,386)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,018	4,152
Stock-based compensation for services	824,218	43,437
Interest expense from amortization of discount on convertible debentures	15,000	15,000
Change in fair value of derivative liability	175,803	(91,298)
Changes in assets and liabilities
Grant receivable	(272,127)	-
Other current assets	(963)	(2,009)
Accounts payable and accrued liabilities	(236,156)	(43,916)
Deferred income	(36,988)	(86,532)
Net cash used in operating activities	(1,217,078)	(834,552)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from the exercise of stock warrants	1,051,850	873,450
Advance from debenture holder	198,150	-
Payment of principal on notes payable - related parties	-	(30,000)
Net cash provided by financing activities	1,250,000	843,450
Net increase in cash and cash equivalents	32,922	8,898
Cash and cash equivalents at beginning of period	634,377	396,554
Cash and cash equivalents at end of period	$667,299	$405,452

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,986	$8,709
Noncash Investing and Financing Activities:
Issuance of common stock for conversion of 4.75% debentures	9,650	8,013
Conversion of Series B preferred stock into common stock and elimination of related derivative liability	-	480,191
Accrual of dividends on Series B preferred stock	-	105,733

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell Technologies, Inc. and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended November 30, 2010 previously filed with the SEC. The results of operations for the three-month and nine-month periods ended August 31, 2011 are not necessarily indicative of the operating results for the fiscal year ending November 30, 2011.  The condensed consolidated balance sheet as of November 30, 2010 has been derived from the Company’s audited financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB ratified accounting guidance for determining whether an instrument, or an embedded feature, is indexed to an entity's own stock.  The guidance provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  The guidance was effective for fiscal years beginning after December 15, 2008. The Company adopted this new accounting guidance effective December 1, 2009.  As more fully discussed in Note 6 to these condensed consolidated financial statements, the Company determined that the fair value of the beneficial conversion feature related to the Series B convertible preferred stock is required to be accounted for as an embedded derivative as of December 1, 2009 under this new accounting guidance.  The accounting implications of this determination is that the fair value of the derivative, calculated to be $226,217 as of December 1, 2009, was recorded as a noncurrent liability with a corresponding adjustment to equity on that date.  The Company is also required to record the change in the fair value of the derivative liability at each subsequent balance sheet date, with a corresponding adjustment to other income or expense.  The change in the fair value of the derivative was a decrease of $381,517 for the three months ended August 31, 2011 and an increase of $175,803 for the nine months ended August 31, 2011, respectively.  The change in the fair value of the derivative was a decrease of $95,204 and $91,298 for the three months and the nine months ended August 31, 2010.

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

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

NOTE 2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As of August 31, 2011, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $40,795,387.  The Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, the Company’s therapeutic for the treatment of fatigue in multiple sclerosis patients. Management is evaluating several sources of financing for its clinical trial program.  Additionally, with its strategic shift in focus to therapeutic programs and technologies, management expects the Company’s future cash requirements to increase significantly as it advances the Company’s therapeutic programs into clinical trials.  Until the Company is successful in raising additional funds, it may have to prioritize its therapeutic programs and delays may be necessary in some of the Company’s development programs.

Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors (LJCI). As further described in Note 4 to these condensed consolidated financial statements, under terms of the agreement, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of August 31, 2011, there are 6,605,629 shares remaining on the stock purchase warrant and a balance of $66,056 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants, approximately $7.2 million of cash would be provided to the Company. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture through February 28, 2014, the date that the debenture is due and the warrants expire, subject to the limitations of the agreement and the availability of authorized common stock of the Company.

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

None of these milestones have been achieved as of August 31, 2011 and, accordingly, none of these obligations have been recorded.  On September 30, 2011, the Company, entered into an amendment to the Foreclosure Sale Agreement which extends the deadlines for the achievement of these milestones under the Foreclosure Sale Agreement by twelve months.  The failure to achieve any of these milestones would result in all milestone payments, totaling $4.3 million, becoming immediately due and payable.

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

None of these milestones have been achieved as of August 31, 2011 and, accordingly, none of these obligations have been recorded.

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

NOTE 4. CONVERTIBLE DEBENTURES

The Company entered into a Securities Purchase Agreement with LJCI on February 28, 2007 pursuant to which the Company agreed to sell a convertible debenture in the principal amount of $100,000 and maturing on February 28, 2012 (the “Debenture”).  On August 16, 2011, the Company and LJCI amended the Debenture to extend the maturity date to February 28, 2014.  The Debenture accrues interest at 4.75% per year, payable at each conversion date, in cash or common stock at the option of LJCI.  In connection with the Debenture, the Company issued LJCI a warrant to purchase up to 10 million shares of our common stock (the “LJCI Warrant”) at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007.  On August 16, 2011, the Company and LJCI amended the LJCI Warrant to extend the expiration date to February 28, 2014.  Pursuant to the terms of the LJCI Warrant, upon the conversion of any portion of the principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the Debenture being converted.  Therefore, for each $1,000 of the principal converted, LJCI would be required to simultaneously purchase 100,000 shares under the LJCI Warrant at $1.09 per share.

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price.  The Conversion Price is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert.  LJCI converted $9,650 and $8,013 of the Debenture into 307,751,871 and 118,260,762 shares, respectively, of common stock during the nine months ended August 31, 2011 and 2010.  Simultaneously with these conversions, LJCI exercised warrants to purchase 965,000 shares and 801,330 shares of the Company’s common stock during the nine months ended August 31, 2011 and 2010, respectively.  Proceeds from the exercise of the warrants were $1,051,850 and $873,450 for the nine months ended August 31, 2011 and 2010, respectively.  At times, LJCI makes advances to the Company prior to the exercise of warrants.  At August 31, 2011 and November 30, 2010, LJCI had advanced $436,000 and $237,850, respectively, to the Company in advance of LJCI’s exercise of warrants.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of August 31, 2011, the remainder of the Debenture in the amount of $66,056 could have been converted by LJCI into approximately 1.2 billion shares of common stock, which would require LJCI to simultaneously exercise and purchase all of the remaining 6,605,629 shares of common stock under the LJCI Warrant at $1.09 per share.  As of November 30, 2010, the balance of the Debenture was $75,706.  For the Debenture, upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. After February 28, 2008, the Company, at its sole discretion, has the right, without limitation or penalty, to redeem the outstanding principal amount of this debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

A discount representing the value of 10 million warrants issued in the amount of $73,727 was recorded as a reduction to the note. The discount was calculated based on the relative fair values of the convertible debenture and the warrants. The fair value of the warrants used in the above calculation was determined under the Black-Scholes option-pricing model.  Additionally, based on the excess of the aggregate fair value of the common shares that would have been issued if the Debenture had been converted immediately over the proceeds allocated to the convertible debenture, the investors received a beneficial conversion feature for which the Company recorded an increase in additional paid-in-capital of $26,273 and a corresponding discount to the debenture.  These discounts, in the aggregate amount of $100,000, are being amortized over the original 60-month term of the debenture as a charge to interest expense. The balance of the unamortized discount is $10,000 and $25,000 at August 31, 2011 and November 30, 2010, respectively.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company was required to pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of the Wall Street Journal Prime Rate plus 1%, or 9%.  In no event was the dividend rate to be greater than 12% per annum.  The dividend was payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first day of that month.  In the event the Company did not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares was reduced to 85% of the otherwise applicable conversion price.  The Company did not pay the required monthly Series B preferred dividends since November 30, 2006, which, in part, has caused the conversion price to be reduced. During the nine months ended August 31, 2010, the Company accrued preferred dividends in the amount of $105,733 on the Series B preferred stock.  Subsequent to November 30, 2010, the Company received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B preferred stock, which in turn terminated the requirement to accrue the related dividends.  Accordingly, no dividends were accrued during the nine months ended August 31, 2011.  Total accrued but unpaid preferred dividends recorded in the accompanying condensed consolidated balance sheet as of August 31, 2011 and November 30, 2010 are $580,672, of which $243,835 are recorded in permanent equity with the Series B preferred stock and $336,837 are recorded as a current liability with accounts payable and accrued expenses.

The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by the conversion price.  The conversion price was originally $0.32 per share.  Upon the occurrence of an event of default (as defined in the agreement), the conversion price of the Series B shares shall be reduced to 85% of the then applicable conversion price of such shares. The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like.  In addition, the conversion price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options).  As a result of the Company issuing common stock upon conversion of convertible debentures and upon the exercise of warrants effectively at prices lower than the conversion price, and due to the Company not paying Series B dividends on a monthly basis, the conversion price of the Series B preferred stock has been reduced to $0.0337 per share as of August 31, 2011.  The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion.

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

Effective December 1, 2009, the Company adopted new accounting provisions for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  These provisions apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by standards for accounting for derivative instruments and hedging activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As of December 1, 2009, there were 16,262 shares of Series B preferred stock that were convertible into 21,341,207 shares of common stock.  The Company determined that the conversion feature to allow the holders of the Series B convertible preferred stock to acquire common shares is an embedded derivative that no longer qualifies as equity under the new accounting guidance.  As a result of adopting these standards, the Company evaluated the conversion feature as though it was accounted for as a derivative liability since the issuance of the Series B convertible preferred stock in July 2006 and has recorded, as a cumulative effect adjustment on December 1, 2009, a noncurrent derivative liability of $226,217 with a corresponding reduction in other components of equity on that date.  The derivative liability is recorded in the accompanying condensed consolidated balance sheet at $255,716 and $79,913 as of August 31, 2011 and November 30, 2010, respectively.  The fair value of the conversion feature decreased by $381,517 during the three months ended August 31, 2011, which has been recorded as a gain from the change in the fair value of the derivative liability.  The fair value of the conversion feature increased by $175,803 during the nine months ended August 31, 2011, which has been recorded as a loss from the change in the fair value of the derivative liability.  The fair value of the conversion feature decreased by $95,204 and $91,298 during the three months and the nine months ended August 31, 2010, which has been recorded as a gain from the change in the fair value of the derivative liability.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The estimate of the fair value of the embedded conversion feature and the underlying assumptions used to determine the estimate are as follows:

	August 31,	May 31,	November 30,	August 31,	May 31,	December 1,
	2011	2011	2010	2010	2010	2009
Fair value of common stock	$0.0080	$0.0204	$0.0037	$0.0048	$0.0095	$0.0106
Conversion price of preferred stock	$0.0337	$0.0363	$0.0525	$0.0579	$0.0636	$0.0762
Risk free interest rate	2.23%	3.05%	2.81%	2.47%	3.31%	3.28%
Expected life	10 Years	10 Years	10 Years	10 Years	10 Years	10 Years
Dividend yield	-	-	-	-	-	-
Volatility	140%	140%	140%	140%	140%	150%

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

NOTE 8. COMMON STOCK

On July 11, 2011, the Company held its Annual Meeting of Stockholders.  At the meeting, the stockholders approved an amendment to increase the number of shares of common stock authorized under the Company’s Amended and Restated Certificate of Incorporation to 1.25 billion shares.  Additionally, certain prior increases in the number of authorized shares were ratified

In March 2010, the Company issued a total of 350,000 shares of common stock to its two employees.  On the date that issuance was authorized, the closing price of the common stock was $0.0115, representing compensation of $3,990.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. LICENSE AGREEMENTS AND DEFERRED REVENUE

On October 9, 2007, MultiCell Technologies, Inc. (“MultiCell”) executed an exclusive license and purchase agreement (the “Agreement”) with Corning Incorporated (“Corning”) of Corning, New York.  Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell MultiCell’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (ADME/Tox assays).  MultiCell retained and will continue to support all of its existing licensees, including Pfizer and Bristol-Myers Squibb.  MultiCell retains the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays.   MultiCell also retains rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to produce therapeutic proteins using the Company’s BioFactories™ technology, to identify drug targets and for other applications related to the Company’s internal drug development programs.  Corning paid MultiCell $750,000 in consideration for the license granted.  The Company is recognizing the income ratably over a 17 year period.  The Company recognized $11,029 and $33,088, respectively, in income for the three months and nine months ended August 31, 2011 and 2010.  The balance of deferred revenue from this license is $577,206 at August 31, 2011 and will be amortized into revenue through October 2024.

The Company had a license agreement with Eisai, for which revenue was being deferred.  On May 1, 2009, Eisai notified the Company of its plan to terminate the license agreement effective March 31, 2010.  The Company recognized revenue from the agreement with Eisai in the amounts of zero and $49,544 for the three months and the nine months ended August 31, 2010, respectively.  The balance of deferred revenue from the agreement with Eisai is zero at August 31, 2011, and no further revenue has been or will be recognized since the termination of the license agreement effective March 31, 2010.

The Company has another license agreement with Pfizer, for which revenue is being deferred.  The Company recognized revenue from the agreement with Pfizer in the amount of $1,300 and $3,900 for the three months and the nine months ended August 31, 2011 and 2010, respectively.  The balance of deferred revenue from the agreement with Pfizer is $32,500 at August 31, 2011, which will be amortized into revenue through January 2018.

NOTE 10. STOCK OPTIONS AND WARRANTS

On July 11, 2011, at the Company’s Annual Meeting of Stockholders, the stockholders approved an amendment to increase the number of shares reserved under the 2004 Equity Incentive Plan to a total of 70,974,213 shares.  Additionally, an annual increase in the number of shares reserved under the plan was approved and certain prior increases in the number of shares reserved for issuance under the plan were ratified.  The purpose of the 2004 Plan is to provide a means by which eligible recipients of stock awards may be given the opportunity to benefit from increases in the value of the common stock through granting of incentive stock options (ISO), non-statutory stock options, stock purchase awards, stock bonus awards, stock appreciation rights, stock unit awards and other stock awards.  As amended, there are 52,615,266 shares of common stock available for future awards under the 2004 Plan at August 31, 2011.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of stock option activity for the nine-month period ended August 31, 2011 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at November 30, 2010	13,148,947	$0.0178	3.9 years	$-
Granted	5,250,000	$0.0092
Exercised	-	$-
Expired	(40,000)	$0.5600

Outstanding at August 31, 2011	18,358,947	$0.0141	3.7 years	$-

Exercisable at August 31, 2011	12,981,447	$0.0161	3.2 years	$-

On July 11, 2011, the Board of Directors granted an option to each of the five directors to purchase one million shares of the Company’s common stock at $.0092 per share.  The options vest quarterly over one year and expire five years after grant.  On July 11, 2011, the Board of Directors also granted an option to an employee to purchase 250,000 shares of the Company’s common stock at $.0092 per share.  This option vests monthly over three years and expires five years after grant.  On June 28, 2010, the Board of Directors granted an option to each of the five directors to purchase one million shares of the Company’s common stock at $.008 per share.  These options vest quarterly over one year and expire five years after grant.  The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model.  The weighted-average fair value of stock options granted during the nine months ended August 31, 2011 was $0.0087.  The weighted-average assumptions used for options granted during the nine months ended August 31, 2011 were risk-free interest rate of 1.5%, volatility of 170%, expected life of 5.0 years, and dividend yield of zero.  The weighted-average fair value of stock options granted during the nine months ended August 31, 2010 was $0.0075.  The weighted-average assumptions used for options granted during the nine months ended August 31, 2010 were risk-free interest rate of 1.8%, volatility of 165%, expected life of 5.0 years, and dividend yield of zero.  The assumptions employed in the Black-Scholes option pricing model include the following.  The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.

For the three-month periods ended August 31, 2011 and 2010, the Company reported compensation expense related to stock options of $9,545 and $10,821, respectively.  For the nine-month periods ended August 31, 2011 and 2010, the Company reported compensation expense related to stock options of $29,421 and $39,447, respectively.  As of August 31, 2011, there was $41,906 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 1.0 years.  The intrinsic values at August 31, 2011 are based on a closing price of $0.0080.

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

For the three months and nine months ended August 31, 2011, Xenogenics reported stock-based compensation expense for these options of $163,745 and $794,797, respectively.  As of August 31, 2011, there is approximately $335,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 1.1 years.

Stock Warrants

In connection with the issuance of common stock, preferred stock, notes payable, and debentures, and as compensation for services provided, the Company has issued warrants to purchase shares of the Company’s common stock.  The Company did not issue warrants during the nine months ended August 31, 2011 or 2010.

A summary of stock warrant activity for the nine-month period ended August 31, 2011 is presented below:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at November 30, 2010	22,837,991	$0.5915	1.7 years	$-
Issued	-	$-
Exercised	(965,000)	$1.0900
Expired	(10,934,961)	$0.3579

Outstanding at August 31, 2011	10,938,030	$0.7810	3.2 years	$-

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. LOSS PER SHARE

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the period.  Diluted loss per share is computed on the basis of the weighted-average number of common shares and all dilutive potentially issuable common shares outstanding during the year. Common stock issuable upon conversion of debt and preferred stock, or exercise of stock options and stock warrants have not been included in the loss per share for the three month or nine month periods ended August 31, 2011 and 2010 as they are anti-dilutive.

The potential common shares as of August 31, 2011 are as follows:

Stock warrants	10,938,030
Stock options	18,358,947
Series B Convertible Preferred Stock	33,646,884
Series I Convertible Preferred Stock	2,293,600
LJCI Debenture	1,188,491,723

1,253,729,184

The Company does not currently have sufficient authorized shares of common stock to meet the commitments entered into under the Debenture and the related LJCI Warrants.  As further discussed in Note 4, upon the conversion of any portion of the remaining $66,056 principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the remaining 6,605,629 warrant shares equal to the percentage of the dollar amount of the Debenture being converted.  The agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding common shares of the Company. Furthermore, the Company has the right to redeem that portion of the Debenture that the holder may elect to convert and also has the right to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

NOTE 12. QUALIFYING THERAPEUTIC DISCOVERY PROJECT GRANT

On October 29, 2010, the Company received notification from the Department of Treasury that it had been awarded a total cash grant of $733,437 under the Qualifying Therapeutic Discovery Project (“QTDP”) program.  The QTDP program was created by Congress as part of the Patient Protection and Affordable Care Act, and provides a grant or tax credit equal to 50% of qualified investment for the Company’s fiscal years ending November 30, 2010 and 2011.  Of the total grant, $430,335 relates to qualifying expenses incurred during the year ended November 30, 2010 and the remainder of $303,102 will be received and recognized during the year ending November 30, 2011.  For the year ended November 30, 2010, the Company recognized $430,335 as grant revenue under “other income” in the consolidated statement of operations.  Of the amount that was recognized in the year ended November 30, 2010, $399,360 was received in cash during that fiscal year and the balance of $30,975 was collected during the three months ended February 28, 2011.  For the year ending November 30, 2011, the grant revenue will be recognized as other income during the period in which the corresponding expenses are incurred.  During the three months and nine months ended August 31, 2011, management of the Company has identified $73,715 and $303,102, respectively, of qualifying expense and recognized an equal amount of grant revenue.

The funds were granted in connection with the Company’s projects MCT-465 and MCT-475 drug development programs for the treatment of cancer and MCT-125 drug development for the treatment of fatigue in multiple sclerosis patients.

NOTE 13. FAIR VALUE MEASUREMENTS

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the Company and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at August 31, 2011 and November 30, 2010 are summarized as follows:

	August 31, 2011				November 30, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$255,716	$-	$255,716	$-	$79,913	$-	$79,913

As further described in Note 6, the fair value of the derivative liability is determined using the Black-Scholes pricing model.

NOTE 14. SPONSORED RESEARCH AGREEMENT

On July 5, 2011, the Company, entered into a sponsored research agreement with the University Health Network (UHN), a not-for-profit corporation incorporated under the laws of Canada.  Under this agreement UHN will evaluate the Company’s product candidates, MCT-465 and MCT-485, in in vitro models for the treatment of primary liver cancer.  The mechanism of action of MCT-465 and MCT-485 and their potential selective effect on liver cancer stem cells will also be evaluated.  Under the terms of the agreement, the Company will retain exclusive access to the research findings and intellectual property resulting from the research activities preformed by UHN.

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

Three Months Ended August 31, 2011 Compared to the Three Months Ended August 31, 2010

Revenue. Total revenue for the three months ended August 31, 2011 and 2010 was $12,329 and $12,330, respectively.  All of the revenue for the quarters ended August 31, 2011 and 2010 is from license revenue under agreements with Corning and Pfizer.

Operating Expenses. Total operating expenses for the three months ended August 31, 2011 were $587,834, compared to operating expenses for the three months ended August 31, 2010 of $289,552, representing an increase of $298,282.  This increase was principally due to an increase in stock-based compensation of $162,469 related to recently issued Xenogenics options, an increase in legal, consulting, and other professional fees of $58,255, and costs under a sponsored research agreement of $64,263.

Other income/(expense). Other income (expense) amounted to net income of $449,978 for the three months ended August 31, 2011 as compared to net income of $88,908 for the three months ended August 31, 2010.  Other income (expense) for the three months ended August 31, 2011 consists of 1) revenue recognized from a grant awarded under the U.S. governments’ Qualifying Therapeutic Discovery Project (QTDP) program in the amount of $73,715, 2) interest expense of $5,871, 3) a gain from the change in fair value of derivative liability of $381,517 and 4) interest income of $617.  Other income (expense) for the three months ended August 31, 2010 was composed of 1) interest expense of $6,296 and 2) a gain from the change in fair value of derivative liability of $95,204.

The QTDP program was created by Congress as part of the Patient Protection and Affordable Care Act, and provides a tax credit or grant equal to eligible costs and expenses for years ending November 30, 2010 and 2011.  To be eligible, a therapeutic development project must:  1) have the potential to develop new treatments that address unmet medical needs or chronic and acute diseases; 2) reduce long-term health care costs; 3) represent a significant advance in finding a cure for cancer; 4) advance U.S. competitiveness in the fields of life, biological, and medical sciences; or 5) create or sustain well-paying jobs, either directly or indirectly.  The Company received a total grant of $733,437, of which $430,335 pertained to the year ended November 30, 2010 and $303,102 pertains to the year ending November 30, 2011.  We recognized all of the 2010 grant revenue during the quarter ended November 30, 2010, when the grant was awarded.  During the three months ended August 31, 2011, our management has identified $73,715 of qualifying expense and recognized an equal amount of grant revenue.

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

Net Loss. Net loss for the three months ended August 31, 2011 was $125,527, as compared to a net loss of $188,314 for the same period in the prior fiscal year, representing a decrease in the net loss of $62,787.  The primary reasons for this decrease in net loss in the current period is due to the net effects of the increase in stock-based compensation and other operating costs as explained above, offset by the gain from the change in the fair value of the derivative liability and by the grant revenue during the current period.

Nine Months Ended August 31, 2011 Compared to the Nine Months Ended August 31, 2010

Revenue. Total revenue for the nine months ended August 31, 2011 was $36,988, as compared to revenue of $86,533 for the same period in the prior fiscal year, a decrease of $49,545.  All of the revenue for the nine months ended August 31, 2011 and 2010 is from license revenue under agreements with Corning, Pfizer, and Eisai.  The decrease in revenue for the nine months ended August 31, 2011 compared to the corresponding period of the prior year is due to the cancelation of the license agreement with Eisai as of March 31, 2010.

Operating Expenses. Total operating expenses for the nine months ended August 31, 2011 were $1,834,923, compared to operating expenses for the nine months ended August 31, 2010 of $832,745, representing an increase of $1,002,178.  This increase was principally due to an increase in stock-based compensation of $780,781 arising from the recently issued Xenogenics options, an increase in legal, consulting, and other professional fees of $140,216, and costs under a sponsored research agreement of $64,263.

Other income/(expense). Other income (expense) amounted to net income of $111,052 for the nine months ended August 31, 2011 as compared to net income of $72,826 for the nine months ended August 31, 2010.  Other income (expense) for the nine months ended August 31, 2011 consists of 1) revenue recognized from a grant awarded under the U.S. governments’ Qualifying Therapeutic Discovery Project (QTDP) program in the amount of $303,102, 2) interest expense of $17,724, 3) a loss from the change in fair value of derivative liability of $175,803 and 4) interest income of $1,477.  Other income (expense) for the nine months ended August 31, 2010 was composed of 1) interest expense of $18,472 and 2) a gain from the change in fair value of derivative liability of $91,298.

The nature of the QTDP program and the amounts of the grants received are explained above.  We recognized all of the 2010 grant revenue during the quarter ended November 30, 2010, when the grant was awarded.  During the nine months ended August 31, 2011, our management has identified sufficient qualifying expense to recognize all of the 2011 grant revenue in the amount of $303,102.

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

Net Loss. Net loss for the nine months ended August 31, 2011 was $1,686,883, as compared to a net loss of $673,386 for the same period in the prior fiscal year, representing a increase in the net loss of $1,013,497.  The primary reasons for this increase in net loss in the current period is due to the increase in stock-based compensation and the change in fair value of the derivative liability, offset by the grant revenue during the current period, as well as other changes explained above.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance of debt or equity instruments.  The following is a summary of our key liquidity measures at August 31, 2011 and 2010:

	August 31, 2011	August 31, 2010
Cash and cash equivalents	$667,299	$405,452

Current assets	$980,295	$413,903
Current liabilities	(1,926,163)	(1,408,622)
Working capital deficiency	$(945,868)	$(994,719)

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

Commencing in March 2008, the Company has operated on working capital provided by La Jolla Cove Investors, or LJCI, in connection with its exercise of warrants issued to it by the Company (which LJCI must exercise whenever it converts amounts owed under the convertible debenture it holds), all as discussed in more detail below.  The warrants are exercisable at $1.09 per share.  As of August 31, 2011 there were 6,605,629 shares remaining on the stock purchase warrant.  Should LJCI continue to exercise all of its remaining warrants, approximately $7.2 million of cash would be provided to the Company.  However, the Debenture Purchase Agreement limits LJCI’s stock ownership in the Company to 9.99% of the outstanding shares of the Company.  In August 2011, the Company and LJCI amended the debenture and the warrant agreement to extend the maturity date of the debenture and the expiration date of the warrants to February 28, 2014.  The Company expects that LJCI will continue to exercise the warrants and convert the debenture through February 28, 2014, subject to the limitations of the agreement and availability of authorized common stock of the Company.  We are also investigating the possible sale or license of certain assets that we did not already license to Corning in October 2007.  We are presently pursuing discussions with companies operating in the stem cell research market and the general life science research market.

On July 14, 2006, the Company completed a private placement of Series B convertible preferred stock.  A total of 17,000 Series B shares were sold to accredited investors at a price of $100 per share.  The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Conversion Price”).  The Conversion Price was reduced to 85% of the then applicable Conversion Price as a result of an event of default in the payment of preferred dividends.  The Conversion Price is also subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like.  In addition, the Conversion Price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options).  As a result of these adjustments, the Conversion Price has been reduced to $0.0337 per share as of August 31, 2011.  The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion.  The Series B preferred stock does not have voting rights.  Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued was declared effective by the SEC, the Company paid on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (a) the Wall Street Journal Prime Rate plus 1%, or (b) 9%.  In no event is the dividend rate greater than 12% per annum.  Subsequent to November 30, 2010, we received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B preferred stock, which in turn terminates the requirement to accrue the related dividends.  During the fiscal year ended November 30, 2007, the Company paid $73,800 and redeemed 738 shares of the Series B preferred stock. During the fiscal year ended November 30, 2010, 4,923 shares of the Series B preferred stock were converted into 7,991,883 shares of common stock.

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

We entered into a Securities Purchase Agreement with LJCI on February 28, 2007 (the “Securities Purchase Agreement”) pursuant to which we agreed to sell convertible debentures in the principal amount of $100,000 and maturing on February 28, 2012 (the “Debentures”).  In addition, we issued to LJCI a warrant to purchase up to 10 million shares of our common stock (the “LJCI Warrant”) at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007.  In August 2011, the Company and LJCI amended the debenture and the warrant agreement to extend the maturity date of the debenture and the expiration date of the warrants to February 28, 2014.

The Debentures are convertible at the option of LJCI at any time up to maturity at a conversion price equal to the lesser of the fixed conversion price of $1.00, or 80% of the average of the lowest three daily volume weighted average trading prices per share of our common stock during the twenty trading days immediately preceding the conversion date.  The Debentures accrue interest at 4.75% per year payable in cash or our common stock.  Through August 31, 2011, interest is being paid in cash on a monthly basis.  If paid in stock, the stock will be valued at the rate equal to the conversion price of the Debentures in effect at the time of payment.

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

Cash provided by (used in) operating, investing and financing activities for the nine month periods ended August 31, 2011 and 2010 is as follows:

	August 31, 2011	August 31, 2010
Operating activities	$(1,217,078)	$(834,552)
Investing activities	-	-
Financing activities	1,250,000	843,450
Net increase in cash and cash equivalents	$32,922	$8,898

Operating Activities

For the nine months ended August 31, 2011, the differences between our net loss and net cash used in operating activities are due to net non-cash charges totaling $1,016,039 included in our net loss for stock-based compensation, interest, depreciation, and change in fair value of derivative liability, less changes in non-cash working capital totaling $546,234.  For the nine months ended August 31, 2010, the differences between our net loss and net cash used in operating activities are due to net non-cash credits totaling $28,709 included in our net loss for stock-based compensation, interest, depreciation, and change in fair value of derivative liability, plus changes in non-cash working capital totaling $132,457.

Investing Activities

We had no cash flows from investing activities during the nine months ended August 31, 2011 or 2010.

Financing Activities

During the nine months ended August 31, 2011 and 2010, principal cash flows from financing activities related to LJCI’s payments to us of $1,250,000 and $873,450, respectively, to be applied towards the exercise of common stock warrants.  During the nine months ended August 31, 2010, we also used $30,000 to repay the remaining amounts owed on notes payable to related parties.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2011 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of August 31, 2011, the following material weaknesses existed:

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

Due to this material weakness, management has concluded that our internal control over financial reporting was not effective as of August 31, 2011.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

None.

Item 1A: RISK FACTORS
Risks Related To Our Business

Our drug candidates, bioabsorbable stent assets and cellular systems technologies are in the early stages of clinical testing and we have a history of significant losses and may not achieve or sustain profitability.

Our drug candidates are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs.  Similarly, some of our cellular systems technologies and our subsidiary’s bioabsorbable stent assets are in early stages of development and require further development before they may be commercially viable.  We have incurred a substantial accumulated deficit since our inception in 1970.  As of August 31, 2011, our accumulated deficit was $40,795,387.  Our losses have primarily resulted from significant costs associated with the research and development relating to our cellular systems technologies and other operating costs.  We expect to incur increasing losses for at least several years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our drug candidates, and commercialize any approved drugs and as we continue to advance our cellular systems technologies business.  If our drug candidates fail in clinical trials or do not gain regulatory approval, or if our drugs, bioabsorbable stent assets and cellular systems technologies do not achieve market acceptance, we will not achieve or maintain profitability.  If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

We will need substantial additional capital to fund continued business operations and we cannot be sure that additional financing will be available.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended November 30, 2010, relative to our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our ability to obtain additional funding will determine our ability to continue as a going concern.  Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors , or LJCI. Under terms of the agreement, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of August 31, 2011 there are 6,605,629 shares remaining on the stock purchase warrant and a balance of $66,056 remaining on the convertible debenture.  However, we do not currently have sufficient unissued capital stock under our current Certificate of Incorporation to allow for the conversion of the full amount of the outstanding convertible debentures and the exercise of all remaining LJCI warrants.  Assuming that there were sufficient shares of authorized capital stock under our Certificate of Incorporation, if LJCI were to exercise all of its remaining warrants, the Company would receive approximately $7.2 million.  As of August 31, 2011, if we are unable to further amend our Certificate of Incorporation and assuming that no other outstanding equity instruments are exercised, the maximum amount that the Company could receive from the exercise of the LJCI warrants is approximately $2.8, based on the debenture conversion price at August 31, 2011.  The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the outstanding shares of the Company.  The Company expects that LJCI will continue to exercise the warrants and convert the debenture through February 28, 2014, the amended date that the debenture is due and the warrants expire, subject to the limitations of the agreement and availability of authorized common stock of the Company.

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

We will need additional financing in the future in order to fund continued research and development and to respond to competitive pressures.  We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional securities, debt financing and/or the sale or licensing of our technologies.  We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources.  Although we have raised gross proceeds of $1,051,850 during the nine months ended August 31, 2011 and $1,047,850 during the year ended November 30, 2010 from the exercise of stock warrants, we do not have any binding commitment with regard to future financing.  If adequate funds are not available or are not available on acceptable terms, we may be unable to pursue our therapeutic programs, fund expansion of our cellular technologies business, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

The license agreement between our subsidiary, Xenogenics Corporation, and Rutgers University requires us to use good faith reasonable efforts to achieve certain development milestones.  To the extent we fail to do so, the agreement could be terminated by Rutgers.

The license agreement with Rutgers requires us to use good faith reasonable efforts to achieve the following development milestones with respect to the licensed intellectual property:

•	raise at least $5 million in equity funding by March 31, 2011, which, despite our good faith efforts, we were not able to raise;

•	restart manufacturing and produce a device by September 30, 2011, which, despite our good faith efforts, we were not able to do;

•	initiate an animal study by March 31, 2012;

•	make a regulatory submission to support a human use clinical trial by September 30, 2012;

•	initiate a human use clinical trial by September 30, 2013; and

•	make a submission or equivalent for marketing approval for use in humans by September 30, 2014 in at least one of Canada, the European Union Member States, Japan or the United States.

Termination of the license agreement with Rutgers could have a material negative impact on our results of operations, financial condition and cash flows.

The foreclosure sale agreement related to the purchase of Ideal BioStent™ between our subsidiary, Xenogenics Corporation, Venture Lending & Leasing IV, Inc., Venture Lending & Leasing V, Inc. and Silicon Valley Bank requires us to use good faith reasonable efforts to achieve certain development milestones.  To the extent we fail to do so, milestone payments of up to $4.3 million could become immediately due.

The foreclosure sale agreement requires that we achieve the following development milestones for the second generation of the Ideal BioStent assets:

•	restart manufacturing and produce a device by September 30, 2012;

•	initiate an animal study by March 31, 2013;

•	make a regulatory submission to support a human use clinical trial by September 30, 2013; and

•	initiate a human use clinical trial by September 30, 2014.

Our failure to achieve any one of these milestones would result in all milestone payments, totaling $4.3 million, becoming immediately due and payable.  If the Company meets the financial hardship exception the Company could elect to pay all remaining milestone payments and continue commercialization efforts, or assign all intellectual property under the agreement to the counterparties to the agreement and cease all development and commercialization efforts.  The failure to achieve any of the milestones could have a material negative impact on our results of operations, financial condition and cash flows.

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

The market price of our common stock, as well as the market prices of securities of companies in the life sciences and biotechnology sectors generally, have been highly volatile and are likely to continue to be highly volatile.  While the reasons for the volatility of the market price of our common stock and its trading volume are sometimes unknown, in general the market price of our common stock may be significantly impacted by many factors, including, but not limited to:

•	results from, and any delays in, the clinical trials programs for our products and drug candidates;

•	delays in or discontinuation of the development of any of our products and drug candidates;

•	failure or delays in entering additional drug candidates into clinical trials;

•	failure or discontinuation of any of our research programs;

•	failure to achieve milestones required by our current licensing or other agreements;

•	delays or other developments in establishing new strategic alliances;

•	announcements concerning our existing or future strategic alliances;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

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

4.19 (10)	Amended and Restated Warrant to Purchase Common Stock issued to Anthony Cataldo dated July 25, 2006.
4.20 (11)	Form of Warrant to Purchase Common Stock dated February 1, 2006 issued by the Company to Trilogy Capital Partners, Inc.
4.21 (12)	Mutual Termination Agreement between Multicell Technologies, Inc. and Fusion Capital Fund II, LLC, dated as of July 18, 2007.
10.1 (6)	Debenture Purchase Agreement between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc. dated February 28, 2007.
10.2 (6)	Warrant to Purchase Common Stock dated February 28, 2007.

10.3 (13)	Addendum to Convertible Debenture and Equity Investment Agreement, by and between MultiCell Technologies, Inc. and La Jolla Cove Investors, dated as of August 16, 2011.
10.4 (14)	Sponsored Research Agreement, dated as of July 5, 2011, by and between MultiCell Technologies, Inc., and University Health Network. +
10.5 (15)
Amendment to Foreclosure Sale Agreement, dated as of September 30, 2010, by and among Xenogenics Corporation, Venture Lending & Leasing IV, Inc., Venture Lending & Leasing V, Inc. and Silicon Valley Bank, dated as of September 30, 2011.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302. *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

* Filed herewith

** The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the SEC.

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
(13) Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on August 19, 2011.
(14) Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 11, 2011.
(15) Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on October 6, 2011.

*               *               *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTICELL TECHNOLOGIES, INC.

October 17, 2011	By:	/s/ W. Gerald Newmin

W. Gerald Newmin
(Chief Executive Officer and Chief Financial Officer)