Form 10-K
period 2011-11-30
MultiCell Technologies, Inc.
filed 2012-02-28
CIK 811779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of May 31, 2011, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $14,916,693.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of February 21, 2012, the issuer had 931,461,813 shares of issued and outstanding common stock, par value $0.001.

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

Our therapeutics business addresses significant unmet medical needs for the treatment of neurological disorders and cancer through modulation of the innate and adaptive immune response.  Our therapeutic development platform is designed to augment current therapeutic strategies via:

•	Modulation of the noradrenaline-adrenaline neurotransmitter pathway for the treatment of primary multiple sclerosis-related fatigue (PMSF) affecting over 70% of all persons with multiple sclerosis.

•	Triggering the adaptive immune response thru Toll-like Receptor 3 (TLR3) signaling of the innate immune system using double-stranded RNA (dsRNA) to treat cancer.

•	Enhancement of antigen presentation to the immune system by targeting antigen delivery for processing via the Fc☐ receptor for the treatment of autoimmune disease and cancer.

•	In vivo generation and expansion of specific immune system cells targeted against an autoimmune response, or infectious agents, or tumors.

Our therapeutic development platform has several advantages:

•	Modulation of noradrenergic neurons without effecting seratoninergic neurons to inhibit the reuptake of noradrenaline (norepinephrine),

•	Our therapeutic antibody technology, Epitope-based T-cell Immunotherapy, can effectively deliver epitopes to the immune system, and can produce positive clinical outcomes in cases where tolerization is the targeted response,

•	Unlike DNA-based immunostimulatory CpG motifs or antisense and siRNA technologies, our use of dsRNA signaling thru TLR3 is not species or sequence-specific, and therefore has the potential to have application in a broader spectrum of therapeutic applications, and

•	Coupling TLR3 signaling with our therapeutic antibody technology allows for the delivery of disease-associated epitope peptides in concert with TLR3 signaling, creating more effective anticancer therapeutics.

Our portfolio of lead drug candidates is in various stages of preclinical and clinical development:

•	MCT-125, a Phase IIb therapeutic candidate for the treatment of PMSF with demonstrated efficacy in 138 patients,

•	MCT-465, a preclinical adjuvant therapeutic candidate for the treatment of TLR3+ cancers, and

•	MCT-475, a preclinical therapeutic candidate for the treatment of TLR3+ breast cancer.

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

MCT-465 and MCT-475 for the treatment of cancer

Worldwide, breast cancer is the second most common type of cancer after lung cancer.  In 2008, breast cancer caused over 450,000 deaths worldwide, and the number of cases worldwide has significantly increased, partly due to modern lifestyles in the Western world.  North American women have the highest incidence of breast cancer in the world.  Among US women, breast cancer is the most common cancer and the second-most common cause of cancer death after lung cancer.  In 2012, breast cancer is expected to cause over 40,000 deaths in the U.S. which is about 7% of deaths related to cancer in general. An estimated 458,400 breast cancer deaths occurred in women worldwide during 2008.

MCT-465, MCT-475 and MCT-485 are the first of a family of prospective cancer therapeutics based on the use of our patented TLR3 signaling (MCT-465 and MCT-485) and Ig-peptide construct (MCT-475) technology. MCT-465, MCT-475, and MCT 485 are in preclinical development, and are being investigated as prospective treatments for primary liver cancer and triple negative breast cancer.

The immune system is composed of two synergistic elements:  the innate immune system and the adaptive immune system.  Stimulation of the innate immune system through key receptors, plays a critical role in triggering the adaptive immune response stimulating T and B cells to produce antibodies.  In cancer, this integrated defense system does not work well, resulting in suboptimal activation of innate immunity and thus, late or inefficient adaptive immunity. The innate immune system is composed of a family of ten receptor molecules, the Toll-like Receptors (TLR1-TLR10), which act as sentries to identify invaders and signal the alarm to mobilize the body’s array of immune defenses.

Within the tumor lesion, there may be infiltrating monocytes, dendritic cells and leukocytes in general, that have the capability to mobilize an adaptive or innate immune response but they are either silent or immune suppressive in the absence of select immune interventions. Such infiltrating non-cancerous immune cells may express TLR3, other TLRs, RIG-I and/or MDA-5. In addition, within tumor lesions, there may be cancerous cells or stromal cells or cancer stem cells which express TLR3, other TLRs, RIG-I and MDA-5 (representing RNA-sensing molecules).

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

MultiCell owns exclusive rights to two issued U.S. patents (6,872,389 and 6,129,911), one U.S. patent application (U.S. 2006/0019387A1), and several corresponding issued and pending foreign patents and patent applications related to the isolation and differentiation of liver stem cells. The role of liver stem cells in the carcinogenic process has recently led to a new hypothesis that hepatocellular carcinoma arises by maturation arrest of liver stem cells.

Double stranded RNA provides a therapeutic avenue for cancer treatment through (a) activating intra-tumoral leukocytes, abrogating their immune suppressive activity and/or (b) interacting with cancerous cells and directly inducing apoptosis, or indirectly through mobilization of immune effector mechanisms.

MCT-465 is a high molecular weight synthetic dsRNA (polyA:polyU, of 70bps) with immune enhancing properties. The mechanism of action of MCT-465 is pleiotropic and mediated by RNA sensors – such as TLR3, 7/8, MDA-5 and RIG-I - expressed by antigen presenting cells and select cases, by tumor cells:

•	Induction of pro-inflammatory, immune enhancing cytokines locally and systemically;
•	Anti-angiogenic effects through a local exposure to IL-12 / IFNg;
•	In select cases, direct pro-apoptotic anti-tumoral effect.

Prior studies with similar compounds support a strong immune enhancing effect of MCT-465, consisting in generation of Tc immunity against tumors, when administered as a companion to a vaccine. This raises the possibility that MCT-465 is an effective adjunctive therapy to any small molecule targeted therapy (such as tyrosine kinase inhibitors - TKIs) that results in release of endogenous tumor antigen while interfering minimally with the immune competence.

MCT-485 is a low molecular weight synthetic dsRNA (polyA:polyU of 5bps) with direct tumor cytolytic properties. The mechanism of action of MCT-485 is pleiotropic yet distinct from that of MCT-465:

•	Induction of tumor cell death upon direct exposure, while normal cells are minimally affected.
•	Production of TNF-alpha by cancer cells resulting in amplified tumor cell death and a localized immune reaction that has the potential to generalize and curb progression of metastatic cancer.

MCT-475 is a chimeric recombinant therapeutic antibody molecule that carries tumor-associated antigen peptide recogintion in its complimentary determining region (CDR). In a mouse myeloma vaccine model, MCT-475 combined with MCT-465 demonstrated curative tumor regression resulting in 100% survival, found to be tumor and disease free, and were used in follow-up experiments (Bot et al., 2006, J. Immunol., 176:1363).

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

Primary liver cancer begins in the cells of the liver itself.  According to the National Cancer Institute (NCI), in 2012 there will be approximately 28,720 new cases of primary liver cancer and intrahepatic bile duct cancer in the United States, and it is estimated that approximately 20,550 of those cases will result in death.  Hepatocellular carcinoma, resulting from Hepatitis B and Hepatitis C infection, is the most common cancer in some parts of the world, with more than 1 million new cases diagnosed each year.  The NCI also reports that hepatocellular carcinoma is associated with cirrhosis of the liver in 50% to 80% of patients.

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

On March 17, 2009, MultiCell entered into a cooperative research and development agreement with Maxim Biotech, Inc. which will focus on the development of a family of life science research reagent tool kits which can be used to isolate liver stem cells and liver cancer stem cells, and help to elucidate liver stem cell gene function and their encoded proteins.  MultiCell plans to further leverage this research effort involving liver cancer stem cells to identify therapeutic targets, and diagnostic and prognostic markers of liver cancer.  MultiCell will also seek to develop and patent therapeutic product opportunities specifically targeting the treatment of primary liver cancer and intrahepatic bile duct cancer. Due to government regulations relating to the acquisition and commercial use of human tissue samples, we have decided to suspend our efforts to develop genome expression kits containing human tissue reference standards.  We are working with Maxim Biotech to develop alternatives to the use of diseased and normal human tissue as reference standards.

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

None of these milestones have been achieved as of November 30, 2011 and, accordingly, none of these obligations have been recorded. On September 30, 2011, the Company, entered into an amendment to the Foreclosure Sale Agreement which extends the deadlines for the achievement of these milestones under the Foreclosure Sale Agreement by twelve months. We are required to use good faith reasonable efforts to achieve any one of these milestones. Failure to achieve any of these milestones could result in all milestone payments, totaling $4.3 million, becoming immediately due and payable. If the Company meets the financial hardship exception the Company could elect to pay all remaining milestone payments and continue commercialization efforts, or assign all intellectual property under the agreement to the counterparties to the agreement and cease all development and commercialization efforts.

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

None of these milestones have been achieved as of November 30, 2011 and, accordingly, none of these obligations have been recorded.

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

Research and Development

In fiscal years 2011 and 2010, our Company spent $620,715 and $369,304, respectively, on research and development. Additionally, in the fiscal year ended November 30, 2010, we acquired the Ideal BioStent™ technologies, which has been charged to expense as in-process research and development costs totaling $554,179. Research and development cost increases related to increases in legal fees for intellectual property counsel and license fees paid under the Rutgers license agreement.

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

Employees

As of November 30, 2011, we had two employees, both of whom are full-time employees.

ITEM 1A. RISK FACTORS

Risks Related To Our Business

Our drug candidates, bioabsorbable stent assets and cellular systems technologies are in the early stages of clinical testing and we have a history of significant losses and may not achieve or sustain profitability.

Our drug candidates are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. Similarly, some of our cellular systems technologies and our subsidiary’s bioabsorbable stent assets are in early stages of development and require further development before they may be commercially viable. We have incurred a substantial accumulated deficit since our inception in 1970. As of November 30, 2011, our accumulated deficit was $40,998,344. Our losses have primarily resulted from significant costs associated with the research and development relating to our cellular systems technologies and other operating costs. We expect to incur increasing losses for at least several years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our drug candidates, and commercialize any approved drugs and as we continue to advance our cellular systems technologies business. If our drug candidates fail in clinical trials or do not gain regulatory approval, or if our drugs, bioabsorbable stent assets and cellular systems technologies do not achieve market acceptance, we will not achieve or maintain profitability. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

We will need substantial additional capital to fund continued business operations and we cannot be sure that additional financing will be available.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended November 30, 2011, relative to our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to obtain additional funding will determine our ability to continue as a going concern. Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors , or LJCI. Under terms of the agreement, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of November 30, 2011 there are 6,459,629 shares remaining on the stock purchase warrant and a balance of $64,596 remaining on the convertible debenture. I If LJCI were to exercise all of its remaining warrants, the Company would receive approximately $7.0 million. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture through February 28, 2014, the amended date that the debenture is due and the warrants expire, subject to the limitations of the agreement and availability of authorized common stock of the Company.

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

We have in the past increased, and subject to available financing, plan to increase further, our operating expenses in order to fund higher levels of research and development, undertake and complete the regulatory approval process, and increase our administrative resources in anticipation of future growth. We plan to increase our administrative resources to support the hiring of additional employees that will enable us to expand our research and product development capacity. We intend to finance our operations with revenues from royalties generated from the licensing of our technology, by selling securities to investors, through the issuance of debt instruments and through strategic alliances.

We will need additional financing in the future in order to fund continued research and development and to respond to competitive pressures. We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional securities, debt financing and/or the sale or licensing of our technologies. We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources. Although we have raised gross proceeds of $1,210,990 and $1,047,850 during the years ended November 30, 2011 and 2010, respectively, from the exercise of stock warrants, we do not have any binding commitment with regard to future financing. If adequate funds are not available or are not available on acceptable terms, we may be unable to pursue our therapeutic programs, fund expansion of our cellular technologies business, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

We are required to use good faith reasonable efforts to achieve any one of these milestones. Failure to achieve any of these milestones could result in all milestone payments, totaling $4.3 million, becoming immediately due and payable. If the Company meets the financial hardship exception the Company could elect to pay all remaining milestone payments and continue commercialization efforts, or assign all intellectual property under the agreement to the counterparties to the agreement and cease all development and commercialization efforts. The failure to achieve any of the milestones could have a material negative impact on our results of operations, financial condition and cash flows.

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

Subject to available financing, we expect to have significant growth in expenditures, the number of our employees and the scope of our operations, in particular with respect to those drug candidates that we elect to develop or commercialize independently or together with a partner. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We have convertible securities outstanding that can be converted into more shares of common stock than we have currently authorized.

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

ITEM 2. PROPERTIES

On March 26, 2008, the Company entered into a lease agreement at 68 Cumberland Street, Suite 301, Woonsocket RI  02895.  The leased property includes office and storage space totaling 1,075 square feet. The lease was a one year lease commencing on May 1, 2008 through April 30, 2009.  The Company has renewed the lease for additional one-year terms through April 30, 2012. The Company agreed to pay $900 per month. The Company expects to renew the lease when it expires on April 30, 2012. The leased facilities are fully utilized and adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

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

The table below gives the range of high and low closing prices of our common stock for the fiscal years ended November 30, 2011 and November 30, 2010 based on information provided by the OTC Bulletin Board.

Fiscal Year Ended November 30, 2011

	High	Low
First quarter	$.0140	$.0038
Second quarter	$.0210	$.0043
Third quarter	$.0125	$.0062
Fourth quarter	$.0080	$.0048

Fiscal Year Ended November 30, 2010

	High	Low
First quarter	$.0151	$.0110
Second quarter	$.0148	$.0080
Third quarter	$.0097	$.0043
Fourth quarter	$.0069	$.0040

No cash dividends have been paid on our common stock for the 2011 and 2010 fiscal years and no change of this policy is under consideration by the Board of Directors.

The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our Company's earnings, financial requirements, and opportunities for reinvesting earnings, business conditions, and other factors. There are otherwise no restrictions on the payment of dividends. The number of shareholders of record of our Company's Common Stock on February 21, 2012 was approximately 493, not including any persons who hold their stock in “street name”.

We did not repurchase any of our shares during the fourth quarter of the fiscal year covered by this report.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis for the years ended November 30, 2011 and 2010 is presented below.

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

We intend to add scientific and support personnel gradually. We want to add specialists for our key research areas. These strategic additions will help us expand our product offerings leading us to additional revenues and profits. Of course as revenues increase, administrative personnel will be necessary to meet the added workload. Other expenses, such as sales and customer service, will increase commensurate with increased revenues. The Company’s current research and development efforts focus on development of future products and redesign of existing products. Due to the ongoing nature of this research, we are unable to ascertain with certainty the total estimated completion dates and costs associated with this research. As with any research efforts, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance the Company’s market position. Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred. For the years ended November 30, 2011 and 2010, research and development costs were $620,715 and $369,304, respectively. Research and development costs include such costs as salaries, legal fees, employee benefits, compensation cost for options issued to the Scientific Advisory Board, supplies and license fees. Additionally, in the fiscal year ended November 30, 2010, we acquired the Ideal BioStent™ technologies, which has been charged to expense as in-process research and development costs totaling $554,179.

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

Year Ended November 30, 2011 compared to Year Ended November 30, 2010

Revenue. Total revenue for the year ended November 30, 2011 was $49,318, as compared to revenue of $98,862 for the prior fiscal year, a decrease of $49,544. All of the revenue for the years ended November 30, 2011 and 2010 is from license revenue under agreements with Corning, Pfizer, and Eisai. The decrease in revenue for the year ended November 30, 2011 compared to the prior year is due to the cancelation of the license agreement with Eisai as of March 31, 2010.

Operating Expenses. Total operating expenses for selling, general and administrative expenses and for research and development for the year ended November 30, 2011 were $2,360,090, compared to the total corresponding operating expenses for the year ended November 30, 2010 of $1,314,762, representing an increase of $1,045,328. This increase was principally due to an increase in stock-based compensation of $799,183 arising from the recently issued Xenogenics options, an increase in legal, consulting, and other professional fees of $165,459, and costs under a sponsored research agreement of $64,263.

Acquired in-process research and development expense. The costs incurred during the year ended November 30, 2010 related to the acquisition of the Ideal BioStent™ technology, including the purchase price of $400,000 payable to the sellers, the fair value of the warrants ($18,179) issued to the sellers, and the obligation to pay Rutgers $136,000 for patent related costs under the Rutgers License Agreement have been accounted for as in-process research and development costs and have been expensed immediately subsequent to the purchase because the technologies had no alternative future use.

Other income/(expense). Other income (expense) amounted to net income of $359,781 for the year ended November 30, 2011 as compared to net income of $485,434 for the year ended November 30, 2010. Other income (expense) for the year ended November 30, 2011 primarily consists of 1) proceeds from a grant awarded under the U.S. governments’ Qualifying Therapeutic Discovery Project (QTDP) program in the amount of $303,102, 2) interest expense of $23,588, 3) a loss from the change in fair value of derivative liability of $81,073, and 4) a gain on the extinguishment of certain liabilities in the amount of $159,552. Other income (expense) for the year ended November 30, 2010 primarily consists of 1) proceeds from a grant awarded under the U.S. governments’ Qualifying Therapeutic Discovery Project (QTDP) program in the amount of $430,335, 2) interest expense of $42,641, and 3) a gain from the change in fair value of derivative liability of $97,554.

The QTDP program was created by Congress as part of the Patient Protection and Affordable Care Act, and provides a tax credit or grant equal to eligible costs and expenses for years ending November 30, 2011 and 2010. To be eligible, a therapeutic development project must: (i) have the potential to develop new treatments that address unmet medical needs or chronic and acute diseases; (ii) reduce long-term health care costs; (iii) represent a significant advance in finding a cure for cancer; (iv) advance U.S. competitiveness in the fields of life, biological, and medical sciences; or (v) create or sustain well-paying jobs, either directly or indirectly. The Company received a total grant of $733,437, of which $430,335 pertained to the year ended November 30, 2010 and $303,102 pertains to the year ended November 30, 2011.

Interest expense principally consists of interest on the 4.75% debentures, including amortization of discount.

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

During the year ended November 30, 2011, our management determined that certain recorded accounts payable totaling $159,552 had been extinguished with the passage of time for collection under the laws related to the statute of limitations. Accordingly, we removed these accounts from our records and recorded a corresponding gain on the extinguishment of the liabilities.

Net Loss. Net loss for the year ended November 30, 2011 was $1,952,078, as compared to a net loss of $1,289,272 for the year ended November 30, 2010, representing an increase in the net loss of $662,806. The primary reasons for the increase in net loss are the 1) the increase in operating expenses, 2) the decrease in the amount of grant revenue recognized, 3) the difference in the amount of gain or loss related to the change in fair value of the derivative liability, 4) the recognition of the acquired in-process research and development expense in the year ended November 30, 2010, and 5) and the gain on extinguishment of liabilities in the year ended November 30, 2011, all as described above.

Preferred stock dividends. In connection with the issuance of the Series B preferred stock and warrants, commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company was required to pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying (A) $100 per share by the higher of the Wall Street Journal Prime Rate plus one percent (1%), or nine percent (9%). In no event was the dividend rate be greater than 12% per annum. The dividend was payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first (1st) day of such month. In the event the Company did not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares was reduced to eighty-five percent (85%) of the otherwise applicable conversion price. The Company did not pay the required monthly Series B preferred dividends since November 30, 2006, which, in part, has caused the conversion price to be reduced. During the year ended November 30, 2010, the Company accrued preferred dividends in the amount of $131,529 on the Series B preferred stock. Subsequent to November 30, 2010, the Company received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B preferred stock, which in turn terminated the requirement to accrue the related dividends. Accordingly, no dividends were accrued during the year ended November 30, 2011.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance of debt or equity instruments. The following is a summary of our key liquidity measures at November 30, 2011 and November 30, 2010:

	November 30, 2011	November 30, 2010
Cash and cash equivalents	$405,327	$634,377

Current assets	$719,027	$674,283
Current liabilities	(1,705,670)	(1,964,169)

Working capital deficiency	$(986,643)	$(1,289,886)

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

Commencing in about March 2008, the Company has operated on working capital provided by LJCI in connection with its exercise of warrants issued to it by the Company (which LJCI must exercise whenever it wants to convert amounts owing under the convertible debenture it holds), all as discussed in more detail below. The warrants are exercisable at $1.09 per share. As of February 21, 2012 there were 6,098,629 shares remaining on the stock purchase warrant. Should LJCI continue to exercise all of its remaining warrants approximately $6.6 million of cash would be provided to the Company. However, the Debenture Purchase Agreement limits LJCI’s stock ownership in the Company to 9.99% of the outstanding shares of the Company. In August 2011, the Company and LJCI amended the debenture and the warrant agreement to extend the maturity date of the debenture and the expiration date of the warrants to February 28, 2014. The Company expects that LJCI will continue to exercise the warrants and convert the debenture over the next year, subject to the limitations of the agreement and availability of authorized common stock of the Company, but cannot assure that LJCI will do so. We are investigating the possible sale or license of certain assets that we did not already license to Corning in October 2007. We are presently pursuing discussions with companies operating in the stem cell research market and the general life science research market.

On July 14, 2006, the Company completed a private placement of Series B convertible preferred stock. A total of 17,000 Series B shares were sold to accredited investors at a price of $100 per share. The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Conversion Price”). The Conversion Price was reduced to 85% of the then applicable Conversion Price as a result of an event of default in the payment of preferred dividends. The Conversion Price is also subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the Conversion Price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options). As a result of these adjustments, the Conversion Price has been reduced to $0.0324 per share as of November 30, 2011. The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion. The Series B preferred stock does not have voting rights. Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued was declared effective by the SEC, the Company paid on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (a) the Wall Street Journal Prime Rate plus 1%, or (b) 9%. In no event was the dividend rate greater than 12% per annum. Subsequent to November 30, 2010, we received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B preferred stock, which in turn terminates the requirement to accrue the related dividends. During the fiscal year ended November 30, 2007, the Company paid $73,800 and redeemed 738 shares of the Series B preferred stock. During the fiscal year ended November 30, 2010, 4,923 shares of the Series B preferred stock were converted into 7,991,883 shares of common stock.

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

The Debentures are convertible at the option of LJCI at any time up to maturity at a conversion price equal to the lesser of the fixed conversion price of $1.00, or 80% of the average of the lowest three daily volume weighted average trading prices per share of our common stock during the twenty trading days immediately preceding the conversion date. The Debentures accrue interest at 4.75% per year payable in cash or our common stock. Through November 30, 2011, interest is being paid in cash on a monthly basis. If paid in stock, the stock will be valued at the rate equal to the conversion price of the Debentures in effect at the time of payment.

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

Cash provided by (used in) operating, investing and financing activities for the years ended November 30, 2011 and November 30, 2010 is as follows:

	November 30, 2011	November 30, 2010
Operating activities	$(1,239,120)	$(747,877)
Investing activities	(265,000)	(270,000)
Financing activities	1,275,070	1,255,700
Net increase (decrease) in cash and cash equivalents	$(229,050)	$237,823

Operating Activities

For the year ended November 30, 2011, the most significant differences between our net loss and net cash used in operating activities are due to a net non-cash charges to operations of $934,096 principally consisting of stock-based compensation, less changes in non-cash working capital totaling $221,138. For the year ended November 30, 2010, the most significant differences between our net loss and net cash used in operating activities are due to a net non-cash charges to operations of $691,736 principally consisting of acquired in-process research and development expense and stock-based compensation, less changes in non-cash working capital totaling $150,341.

Investing Activities

Net cash used in investing activities in 2011 and in 2010 was related to payments for in-process research and development under arrangements entered into during the last quarter of 2010.

Financing Activities

During the year ended November 30, 2011, principal cash flows from financing activities related to LJCI converting $11,110 of the 4.75% Debentures into common stock and exercising warrants to purchase 1,111,000 shares of common stock at a price of $1.09 per share, resulting in total proceeds of $1,210,990. Additionally, LJCI increased its advances by $64,080 towards the future exercise of warrants. During the year ended November 30, 2010, principal cash flows from financing activities related to LJCI converting $9,613 of the 4.75% Debentures into common stock and exercising warrants to purchase 961,330 shares of common stock at a price of $1.09 per share, resulting in total proceeds of $1,047,850. Additionally, LJCI advanced $237,850 towards the future exercise of warrants. During the year ended November 30, 2010, we also used $30,000 to repay the remaining amounts owed on notes payable to related parties.

Through November 30, 2011, a significant portion of our financing has been provided through private placements of preferred and common stock, the exercise of stock options and warrants and issuance of convertible debentures. We have in the past increased, and if funding permits plan to increase further, our operating expenses in order to fund higher levels of product development, undertake and complete the regulatory approval process, and increase our administrative resources in anticipation of future growth. In addition, acquisitions such as MCTI increase operating expenses and therefore negatively impact, in the short term, the liquidity position of the Company.

Commencing in March 2008, the Company has operated on working capital provided by LJCI. Under terms of the agreement LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of February 21, 2012, there are 6,098,629 shares remaining on the stock purchase warrant and a balance of $60,986 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants approximately $6.6 million of cash would be provided to the Company. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.99% of the outstanding shares of the Company. In August 2011, the Company and LJCI amended the debenture and the warrant agreement to extend the maturity date of the debenture and the expiration date of the warrants to February 28, 2014. The Company expects that LJCI will continue to exercise the warrants and convert the debenture over the next year, subject to the limitations of the agreement and availability of authorized common stock of the Company, but cannot assure that LJCI will do so. We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional equity securities, debt financing and/or the sale or licensing of our technologies. We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures. We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund expansion, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal years ended November 30, 2011 and 2010 begins on page F-1 of this Annual Report.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2011 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of November 30, 2010 and 2011, the following material weaknesses existed:

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

Due to this material weakness, management has concluded that our internal control over financial reporting was not effective as of November 30, 2010 and 2011.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and Executive Officers of the Company

Our executive officers, key employees and directors are listed in the below table. There are no family relationships among any of our executive officers, key employees and directors.

Name	Age	Position	Director since the below date (1)
W. Gerald Newmin	74	Chairman, Chief Executive Officer, Chief Financial Officer, Secretary and Director	December 1, 1995(2)

Stephen Chang	56	Director	June 16, 2004

Edward Sigmond	53	Director	May 17, 2000

Thomas A. Page	78	Director	September 11, 2003

Anthony E. Altig	56	Director	September 15, 2005

(1)	Each director serves until the next annual meeting of stockholders.
(2)	Elected as Acting Chief Executive Officer on December 21, 2007.

W. Gerald “Jerry” Newmin joined the Company as a director in June 1995. He currently serves as the Chairman, Chief Executive Officer, President, Chief Financial Officer and Secretary. Mr. Newmin served as Chief Executive Officer of the Company from June 1995 to May 2006, and was appointed to serve again as Chief Executive Officer on December 21, 2007. Mr. Newmin is Chairman, Chief Executive Officer, Secretary and a director of Xenogenics, a partially-owned subsidiary, Chairman, Chief Executive Officer, Secretary and director of MCT Rhode Island Corp, a wholly-owned subsidiary of the Company and Chief Executive Officer, Secretary and a director of MCTI, a partially-owned subsidiary of the Company. He has managed NYSE and American Stock Exchange Fortune 500 companies. He has been President of HealthAmerica Corporation, then the nation’s largest publicly held HMO management company. He was Chief Executive Officer and President of The International Silver Company, a diversified multi-national manufacturing company that he restructured. He was Chief Operating Officer of numerous Whittaker Corporation operating units, including Production Steel Company, Whittaker Textiles, Bertram Yacht, Trojan Yacht, Columbia Yacht, Narmco Materials and Anson Automotive. He was instrumental in Whittaker’s entry into the US and international health care markets. He was Western Regional Vice President of American Medicorp, Inc, where he managed 23 acute care hospitals in the Western United States. He retired as Chairman and Chief Executive Officer of SYS Technologies, Inc., a high-growth defense technology company in 2003. Mr. Newmin has a Bachelor’s degree in Accounting from Michigan State University. As our Chief Executive Officer, Mr. Newmin is specially qualified to serve on the Board of Directors because of his detailed knowledge of our operations and market.

Stephen Chang, Ph.D. has served as a director of the Company since June 2004, became President of the Company in February 2005, and became Chief Executive Officer in May 2006.  Dr. Chang resigned as Chief Executive Officer and President on December 21, 2007.  On December 21, 2007, Dr. Chang also resigned as President and CEO of MultiCell Immunotherapeutics, Inc., a subsidiary of the Company.  In 2008, Dr. Chang became Chief Scientific Officer and Founder of Stemgent, Inc.  In 2010, Dr. Chang joined the New York Stem Cell Foundation as its Vice-President of Research and Development. Dr. Chang is also President of CURES, a coalition of patient advocates, biotechnology companies, pharmaceutical companies and venture capitalists dedicated to ensuring the safety, research and development of innovative life saving medications. Dr. Chang was chief science officer and vice president of Canji Inc./Schering Plough Research Institute in San Diego from 1998 to 2004.  Dr. Chang earned his doctoral degree in Biological Chemistry, Molecular Biology and Biochemistry from the University of California, Irvine.  Prior to that he received a bachelor of science in Zoology, Microbiology, and Cell and Molecular Biology from the University of Michigan and a USPHS Postdoctoral Fellowship at the Baylor College of Medicine. Dr. Chang’s scientific background gives him a perspective that is helpful to the Board of Directors for understanding the Company’s market potential.

Edward Sigmond has served as a director of the Company since May 2000. He founded The Great American Food Chain, a public restaurant holding company with the mission to incubate and develop successful restaurant concepts, where he currently serves as CEO and Chairman of the Board. Mr. Sigmond is a partner in Sigmond and Johnson, Inc., a Dallas-based investment banking firm specializing in working with public micro cap companies through the early stages of development. Mr. Sigmond owns Kestrel Holdings, Inc., a real estate and equity investment company focusing on the restaurant and bar market in the Dallas area. He is a member of the board of directors of Na Zdravi Ventures, a.s., a Hooters of American franchisee for the Czech Republic and Slovak Republic. He is also an owner and the managing partner of The Elbow Room, a popular Dallas restaurant and bar founded in 1998. Mr. Sigmond has held other executive sales, marketing and operations management positions over his 25 years of working experience. These include founder and president of American Machine and Bearing, and Specialty Food Products. He was Assistant to the President of Alpha Aviation and VP/Regional Manager of Geodata Corporation. Mr. Sigmond is a citizen of the United States of America. Mr. Sigmond’s extensive business background makes him a valuable addition to the Board of Directors.

Thomas A. Page has served as a director of the Company since September 2003. Mr. Page is Director Emeritus and former Chairman of the board of directors and CEO of Enova Corporation and San Diego Gas and Electric Company (now part of Sempra Energy). Prior to the formation of Sempra Energy Corporation as a holding company in 1996, at various times Mr. Page was SDG&E’s chairman, president and CEO and held one or more of these positions until his retirement in 1998. Mr. Page joined SDG&E in 1978 as executive vice president and COO. In 1981, he was elected president and CEO and added the chairmanship in 1983. Mr. Page has been active in numerous industrial, community and governmental associations and has funded medical research. He is a director of the Coronado First Bank and is an advisory director of Sorrento Ventures. Mr. Page earned a Bachelor of Science degree in civil engineering, a masters degree in industrial administration and was awarded an honorary doctorate in management, all from Purdue University. He has been licensed as an engineer and as a certified public accountant. Mr. Page’s extensive business background makes him a valuable addition to the Board of Directors.

Anthony E. Altig has served as a director of the Company since September 2005. Mr. Altig serves as the Chair of the Audit Committee of the Company. Since 2008, Mr. Altig has been the Chief Financial Officer of Biotix Holdings a manufacturer of laboratory and clinical disposable products. From 2004 to 2007 Mr. Altig was the Chief Financial Officer of Diversa Corporation (now Verenium Corporation) a leader in providing proprietary genomic technologies for the rapid discovery and optimization of novel protein based products. From 2002 through 2004 Mr. Altig served as the Chief Financial Officer of Maxim Pharmaceuticals, a public biopharmaceutical company. Prior to joining Maxim, Mr. Altig served as the Chief Financial Officer of NBC Internet, Inc., a leading internet portal company, which was acquired by General Electric. Mr. Altig’s additional experience includes his role as the Chief Accounting Officer at USWeb Corporation, as well as his experience serving biotechnology and other technology companies during his tenure at both PricewaterhouseCoopers and KPMG. Mr. Altig also serves on the Boards of Directors of Optimer Pharmaceuticals and Tearlab Corporation. Mr. Altig is a certified public accountant and is a graduate of the University of Hawaii. Mr. Altig’s experience as Chief Financial Officer of several public companies brings to the Board of Directors perspective regarding financial and accounting issues.

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

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held seven meetings in 2011, five of which were telephonic. All five board members were present, either by person or on the telephone in the case of the telephonic meetings, at all seven meetings except for Mr. Chang who missed two meetings.

Board Committees

Our Board of Directors has established an Audit Committee and a Nominating, Corporate Governance and Compensation Committee. The members of each committee are appointed by our Board of Directors, upon recommendation of the Nominating Committee, and serve one-year terms. Each of these committees operates under a charter that has been approved by the Board of Directors. The charter for each committee is available on our website. The Audit Committee met four times during 2011. The Nominating, Corporate Governance and Compensation Committee met one time during 2011.

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

The Board of Directors annually reviews the NASDAQ listing standards definition of independence for Audit Committee members and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 10A-3 of the Exchange Act of 1934). The Board of Directors has determined that Anthony Altig and Thomas Page each qualify as “audit committee financial experts”, as defined in applicable SEC rules. The Board made a qualitative assessment of Anthony Altig’s and Thomas Page’s level of knowledge and experience based on a number of factors, including their formal education and experience as financial experts and their prior experience as certified public accountants. The Audit Committee met four times during the fiscal year ended November 30, 2011.

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

The members of the Nominating, Corporate Governance and Committee are Edward Sigmond, Chairman, Anthony Altig and Thomas Page. The Committee met once during the fiscal year ended November 30, 2011.

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

The Nominating, Corporate Governance and Compensation Committee will consider director candidates recommended by stockholders or groups of stockholders who have owned more than 5% of our common stock for at least a year as of the date the recommendation is made. Stockholders may recommend individuals to the Nominating, Corporate Governance and Compensation Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common stock for at least a year as of the date such recommendation is made, to the Nominating, Corporate Governance and Compensation Committee, c/o Corporate Secretary, MultiCell Technology, Inc., 86 Cumberland Street, Suite 301, Woonsocket, Rhode Island 02895. Assuming that appropriate biographical and background material have been provided on a timely basis, the Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of ten percent or more of our common stock, or the Reporting Persons, are required to report to the SEC on a timely basis the initiation of their status as a Reporting Person and any changes regarding their beneficial ownership of our common stock. The Company believes that, during 2011, the Reporting Persons complied with all Section 16(a) filing requirements.

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

The base salary we paid to our executive in 2011 and 2010 is reflected in the summary compensation table below.

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

Summary Compensation Table

Name and Principal Position(1)	Year	Salary ($)	Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
W. Gerald Newmin, (2)	2011	$180,000	$0		$8,700	(3)	$3,250	(4)	$191,950
Chairman of the Board, Chief Executive	2010	$180,000	$2,875	(5)	$7,500	(6)	$2,250	(7)	$192,625
Officer, President, Chief Financial Officer, Treasurer, Secretary and Director

(1) During fiscal years ended November 30 2011 and 2010, the listed person was the only Principal Executive Officer of the Company and the only person that earned more than $100,000 during either of such fiscal years.

(2) Appointed as President and Chief Executive Officer on December 21, 2007.

(3) In July 2011, Mr. Newmin was granted an option to acquire 1,000,000 shares of common stock at an exercise price of $0.0092 per share. The option vests quarterly over one year and expires five years after the grant date. The weighted average assumptions used in determining the fair value of the option under the Black-Scholes model for expected volatility, dividends, expected term, and risk-free interest rate were 170%; 0%; 5 years; and 1.49%; respectively.

(4) This amount represents fees earned in consideration for attending meetings of our Board of Directors during fiscal year 2011. Mr. Newmin earned $1,000 for each meeting of the Board of Directors attended in person and $250 for each meeting attended by teleconference during fiscal year 2011. The Company’s policy for director fees earned in fiscal year 2011 is to pay such fees in cash.

(5) In March 2010, Mr. Newmin was awarded 250,000 shares of common stock valued at $2,875, or $0.0115 per share, the closing price of our common stock on the date of the award.

(6) In June 2010, Mr. Newmin was granted an option to acquire 1,000,000 shares of common stock at an exercise price of $0.008 per share. The option vests quarterly over one year and expires five years after the grant date. The weighted average assumptions used in determining the fair value of the option under the Black-Scholes model for expected volatility, dividends, expected term, and risk-free interest rate were 165%; 0%; 5 years; and 1.83%; respectively.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows for the fiscal year ended November 30, 2011, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
			Equity					Plan	Market or
			Incentive					Awards:	Payout
			Plan				Market	Number of	Value of
			Awards:			Number	Value of	Unearned	Unearned
	Number of	Number of	Number of			of Shares	Shares or	Shares,	Shares,
	Securities	Securities	Securities			or Units	Units of	Units or	Units or
	Underlying	Underlying	Underlying			of Stock	Stock	Other	Other
	Unexercised	Unexercised	Unexercised	Option	Option	That	That	Rights That	Rights That
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)
W. Gerald Newmin	250,000	750,000	0	$0.0092	7/11/16	0	0	0	0
W. Gerald Newmin	1,000,000	0	0	$0.008	6/28/15	0	0	0	0
W. Gerald Newmin	1,000,000	0	0	$0.011	6/25/14	0	0	0	0
W. Gerald Newmin	333,553	0	0	$0.019	9/23/14	0	0	0	0

NON-EMPLOYEE DIRECTOR COMPENSATION

The following table details the total compensation of our non-employee directors for the year ended November 30, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Total ($)

Anthony F. Altig	$5,500	$0	$8,700	$14,200

Stephen Chang	$1,250	$0	$8,700	$9,950

Thomas A. Page	$4,500	$0	$8,700	$13,200

Edward Sigmond	$4,750	$0	$8,700	$13,450

(1) In July 2011, each director was granted an option to acquire 1,000,000 shares of common stock at an exercise price of $0.0092 per share. The option vests quarterly over one year and expires five years after the grant date. The weighted average assumptions used in determining the fair value of the option under the Black-Scholes model for expected volatility, dividends, expected term, and risk-free interest rate were 170%; 0%; 5 years; and 1.49%; respectively.

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

Each director of the Company was also granted an option on July 11, 2011 to purchase 1,000,000 shares of the Company’s common stock. The options have an exercise price of $0.0092, vest quarterly over one year from the grant date, and expire five years after the grant date. The options granted are pursuant to our 2004 Equity Incentive Plan. None of the options granted are incentive stock options, as defined in the Internal Revenue Code.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Directors, Officers and 5% Stockholders

The following table sets forth, as of February 21, 2012, certain information as to shares of our common stock owned by (i) each person known to beneficially own more than 5% of our outstanding common stock or preferred stock, (ii) each of our directors, and executive officers named in our summary compensation table, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each named beneficial owner is the same as that of our principal executive offices located at 86 Cumberland Street, Suite 301, Woonsocket, Rhode Island, 02895.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percent of Common Stock Beneficially Owned	Number of Shares of Preferred Stock Beneficially Owned	Percent of Preferred Stock Beneficially Owned
Monarch Pointe Fund, Ltd. (3)	29,410,438	3.06%	13,625	79.80%
La Jolla Cove Investors, Inc. (4)	103,380,774	9.99%	–	–
W. Gerald Newmin (5)	10,444,307	1.12%	–	–
Thomas A. Page (6)	5,467,500	*	–	–
Stephen Chang, Ph.D. (7)	4,358,812	*	–	–
Edward Sigmond (8)	4,251,378	*	–	–
Anthony Altig (9)	6,130,139	*	–	–
All executive officers and directors as a group (five persons)	30,652,136	3.23%	–	–

*	Represents less than 1% of the issued and outstanding shares of the applicable class of equity securities of the Company as of February 21, 2012.

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the Commission, shares of common stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, or other rights, are deemed outstanding for purposes of computing shares beneficially owned by the percentage ownership of each such person and group. Applicable percentages are based on 931,461,813 shares of common stock and 17,073 shares of preferred stock outstanding on February 21, 2012 (of which 11,339 are shares of our Series B preferred stock and 5,734 are shares of our Series I preferred stock), and are calculated as required by rules promulgated by the SEC.

(2)	Unless otherwise noted, all shares listed are owned of record and the record owner has sole voting and investment power, subject to community property laws where applicable.

(3)	Includes (i) 2,293,600 shares of common stock issuable to Monarch Pointe Fund, Ltd. (“MPF”) upon conversion of 5,734 shares of Series I Preferred Stock and (ii) 27,116,838 shares of common stock issuable to MPF upon conversion of 7,891 shares of Series B Preferred Stock. According to a Schedule 13G/A filed with the SEC by MPF on January 14, 2009, MPF is in liquidation, William Tacon serves as the liquidator of MPF and, as such, now has control over the securities owned by MPF.

(4)	Represents the maximum possible amount of shares of our commons stock (i) held by LJCI, (ii) issuable to LJCI upon the exercise of a common stock warrant it holds, and (iii) issuable to LJCI upon the conversion of a 4.75% convertible debenture its holds, all as of February 21, 2012. Pursuant to the terms of the warrant and convertible debenture, LJCI may not acquire shares of our commons stock to the extent such acquisition would cause LJCI to own more than 9.99% of our outstanding common stock immediately after such acquisition. Provided the aforementioned 9.99% cap is complied with, LJCI may in the future exercise or convert into, as applicable, a significant amount of additional shares of our common stock (e.g. as of February 21, 2012, there are a total of 6,098,629 shares remaining on the stock purchase warrant and a balance of $60,986 remaining on the convertible debenture, which is convertible pursuant to the formula set forth in the debentures listed in the Exhibits section of this report).

(5)	Includes (i) 5,853,689 shares of common stock of which 3,920,914 shares are held by Newmin Corbett Trust U/A 5/10/02, W. G. Newmin and Barbara L. Corbett TTEES, for which Mr. Newmin and his spouse serve as trustees; 1,399,210 shares are held by Cay J Associates, ltd., a Partnership, for which Mr. Newmin and his spouse serve as partners; 502,011 shares are held by FMTC Custodian W. G. Newmin IRA, for which Mr. Newmin is the beneficiary; and 31,554 shares are held by W. Gerald Newmin IRA, for which Mr. Newmin is the beneficiary, (ii) 1,287,065 shares of common stock issuable to Mr. Newmin upon the exercise of warrants within 60 days of February 21, 2012, (iii) 3,083,553 shares of common stock issuable to Mr. Newmin under options exercisable within 60 days of February 21, 2012, and (iv) warrants to purchase 220,000 shares of common stock issuable upon exercise of warrants owned by Mr. Newmin’s spouse. Mr. Newmin disclaims beneficial ownership of the aforementioned stock warrants beneficially owned by Mr. Newmin’s spouse, except to the extent of his pecuniary interest therein.

(6)	Includes (i) 1,635,676 shares of common stock, (ii) 525,903 shares of common stock issuable upon the exercise of common stock warrants within 60 days of February 21, 2012, and (iii) 3,305,921 shares of common stock issuable under options exercisable within 60 days of February 21, 2012.

(7)	Includes (i) 988,163 shares of common stock, (ii) 364,071 shares of common stock issuable upon the exercise of common stock warrants within 60 days of February 21, 2012 and (iii) 3,006,578 shares of common stock issuable under options exercisable within 60 days of February 21, 2012.

(8)	Includes (i) 1,031,906 shares of common stock, (ii) 161,577 shares of common stock issuable upon the exercise of common stock warrants within 60 days of February 21, 2012 and (iii) 3,057,895 shares of common stock issuable under options exercisable within 60 days of February 21, 2012.

(9)	Includes (i) 2,232,209 shares of common stock, (ii) 172,930 shares of common stock issuable upon the exercise of common stock warrants within 60 days of February 21, 2012 and (iii) 3,725,000 shares of common stock issuable under options exercisable within 60 days of February 21, 2012.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the securities authorized for issuance under equity compensation plans as of November 30, 2011.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by shareholders (1)	18,268,947	$0.01	52,705,266

Equity compensation plans not approved by shareholders (2)	500,000	$0.22

	18,768,947	$0.02

(1) Pursuant to the 2004 Plan, from 2005 through the Company’s fiscal year end 2013, the number of shares of common stock authorized for issuance under the Plan is automatically increased on the first day of each year by the lesser of the following amounts: (a) 2.0% of the Company’s outstanding shares of common stock on the day preceding the first day of such fiscal year or (b) 1,500,000 shares of common stock. Additionally, on June 25, 2009 and on August 26, 2010, at special meetings of stockholders, the stockholders approved amendments to the Plan to increase the number of shares of common stock authorized under the Plan. At each meeting, the number of authorized shares was increased by 25,000,000 shares. Furthermore, on July 11, 2011, at the annual meeting of stockholders, the stockholders approved an amendment to increase the number of shares reserved under the 2004 Plan to a total of 70,974,213 shares. The numbers of shares set forth in this row include all of such previous increases.

(2) Represents warrants issued to service providers in compensation for services provided.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, none of the following parties has, in the fiscal year ending November 30, 2011, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since December 1, 2010, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds the lesser of (1) $120,000 and (2) one percent of the average of our total assets at year end for the last three completed fiscal years, in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest, other than the transactions described below. All future transactions between us and any of our directors, executive officers or related parties will be subject to the review and approval of our Audit Committee.

La Jolla Cove Investors, Inc.

The Company entered into a Securities Purchase Agreement with LJCI on February 28, 2007 pursuant to which the Company agreed to sell a convertible debenture in the principal amount of $100,000 and maturing on February 28, 2012 (the “Debenture”). The Debenture accrues interest at 4.75% per year, payable at each conversion date, in cash or common stock at the option of LJCI. The proceeds from the Debenture were deposited on March 5, 2007. In connection with the Debenture, the Company issued LJCI a warrant to purchase up to 10 million shares of our common stock (the “LJCI Warrant”) at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007. On August 16, 2011, the Company and LJCI amended the Debenture to extend the maturity date to February 28, 2014 and amended the LJCI Warrant to extend its expiration date to February 28, 2014. Pursuant to the terms of the LJCI Warrant, upon the conversion of any portion of the principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the Debenture being converted. Therefore, for each $1,000 of the principal converted, LJCI would be required to simultaneously purchase 100,000 shares under the LJCI Warrant at $1.09 per share.

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price. The Conversion Price is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert. During the year ended November 30, 2011, LJCI converted $11,110 of the Debenture into 345,528,729 shares of common stock. Simultaneously with these conversions, LJCI exercised warrants to purchase 1,111,000 shares of the Company’s common stock. Proceeds from the exercise of the warrants were $1,210,990. As of November 30, 2011, the balance of the Debenture was $64,596 and there were remaining warrants to purchase 6,459,629 shares of common stock at $1.09 per share. During the period from December 1, 2011 through February 21, 2012, LJCI has converted an additional $3,610 of the Debenture into 107,714,827 shares of common stock. Simultaneously with these additional conversions, LJCI exercised additional warrants to purchase 361,000 shares of the Company’s common stock. Proceeds from the additional exercise of warrants were $393,490. As of February 21, 2012, the balance of the Debenture is $60,986 and there are remaining warrants to purchase 6,098,629 shares of common stock at $1.09 per share.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees of Hansen, Barnett and Maxwell, our independent auditor, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two years for other services:

Fee Category	2011	2010

Audit Fees(1)	$38,206	$41,444
Audit-Related Fees(2)	$0	$0
Tax Fees(3)	$13,678	$7,025
All Other Fees(4)	$0	$0

(1)        Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended November 30, 2011 and 2010.

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
Dated February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Gerald Newmin	Chairman ,CEO, CFO, President,	February 28, 2012
W. Gerald Newmin	Treasurer and Secretary

/s/ Stephen Chang	Director	February 28, 2012
Stephen Chang

/s/ Edward Sigmond	Director	February 28, 2012
Edward Sigmond

/s/ Thomas A. Page	Director	February 28, 2012
Thomas A. Page

/s/ Anthony Altig	Director	February 28, 2012
Anthony Altig

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1 (1)	Asset Contribution Agreement dated September 7, 2005 by and among Multicell Technologies, Inc., Astral Therapeutics, Inc., Alliance Pharmaceutical Corp., and Astral, Inc.
3.1 (2)	Certificate of Incorporation, as filed on April 28, 1970.
3.2 (2)	Certificate of Amendment, as filed on October 27, 1986.
3.3 (2)	Certificate of Amendment, as filed on August 24, 1989.
3.4 (2)	Certificate of Amendment, as filed on July 31, 1991.
3.5 (2)	Certificate of Amendment, as filed on August 14, 1991.
3.6 (2)	Certificate of Amendment, as filed on June 13, 2000.
3.7 (2)	Certificate of Amendment, as filed May 18, 2005.
3.8 (2)	Certificate of Correction, as filed June 2, 2005.
3.9 (17)	Certificate of Amendment, as filed September 1, 2010.
3.10 (19)	Certificate of Amendment, as filed July 13, 2011.
3.11 (2)	Bylaws, as amended May 18, 2005.
3.12 (2)	Specimen Stock Certificate.
4.1 (3)	Certificate of Designations of Preferences and Rights of Series I Convertible Preferred Stock, as filed on July 13, 2004.
4.2 (4)	Certificate of Designation of Series B Convertible Preferred Stock, as filed on July 14, 2006.
4.3 (5)	Debenture Purchase Agreement between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc. dated February 28, 2007.
4.4 (5)	Registration Rights Agreement between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc. dated February 28, 2007.
4.5 (5)	Stock Pledge Agreement dated February 28, 2007.
4.6 (5)	7 ¾ % Convertible Debenture for $1,000,000 issued by Multicell Technologies, Inc. to La Jolla Cove Investors, Inc.
4.7 (5)	Escrow Letter dated February 28, 2007 from La Jolla Cove Investors, Inc.
4.8 (5)	Letter dated February 28, 2007 from La Jolla Cove Investors, Inc.
4.9 (5)	Securities Purchase Agreement between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc. dated February 28, 2007.
4.10 (5)	4 ¾ % Convertible Debenture for $100,000 issued by Multicell Technologies, Inc. to La Jolla Cove Investors, Inc.
4.11 (5)	Warrant to Purchase Common Stock dated February 28, 2007.
4.12 (5)	Letter dated February 28, 2007 to Multicell Technologies, Inc. from La Jolla Cove Investors, Inc.
4.13 (6)	Warrant for the purchase of 1,572,327 Shares of Common Stock of Multicell Technologies, Inc. issued to and Fusion Capital Fund II, LLC dated May 3, 2006.
4.14 (7)	Amended and Restated Registration Rights Agreement, dated as of October 5, 2006, by and between Multicell Technologies, Inc. and Fusion Capital Fund II, LLC.
4.15 (8)	Form of Warrant to Purchase Common Stock (Cashless Exercise) dated July 14, 2006 issued by Multicell Technologies, Inc. to Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.
4.16 (8)	Form of Warrant to Purchase Common Stock (Cash Exercise), dated July 14, 2006, issued by Multicell Technologies, Inc. to Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.
4.17 (8)	Form of Registration Rights Agreement dated July 14, 2006 by and between Multicell Technologies, Inc. and Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.
4.18 (8)	Form of Shares of Series B Convertible Preferred Stock and Common Stock Warrants Subscription Agreement dated July 14, 2006 by and between Multicell Technologies, Inc. and Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.
4.19 (9)	Amended and Restated Warrant to Purchase Common Stock issued to Anthony Cataldo dated July 25, 2006.
4.20 (10)	Form of Warrant to Purchase Common Stock dated February 1, 2006 issued by the Company to Trilogy Capital Partners, Inc.

4.21 (11)	Mutual Termination Agreement between Multicell Technologies, Inc. and Fusion Capital Fund II, LLC, dated as of July 18, 2007.
10.1 (12)	Letter Agreement between Amarin Neuroscience Limited and the Company dated October 26, 2006.
10.2 (13)	Letter Agreement between Amarin Neuroscience Limited and the Company dated June 28, 2006.
10.3 (14)	Worldwide Exclusive License Agreement dated as of December 31, 2005 between Multicell Technologies, Inc. and Amarin Neuroscience Limited dated December 31, 2005.
10.4 (15)	License Agreement between Eisai Co., Ltd. and the Company dated April 20, 2007.
10.5 (16)	License Agreement between Corning Incorporated and the Company dated October 9, 2007.
10.6 (17)	Amended and Restated 2004 Equity Incentive Plan
10.7 (18)	Exclusive License Agreement, dated September 30, 2010, between Xenogenics Corporation and Rutgers, The State University of New Jersey
10.8 (18)	Foreclosure Sale Agreement, dated as of September 30, 2010, among Xenogenics Corporation, Venture Lending & Leasing IV, Inc., Venture Lending & Leasing V, Inc. and Silicon Valley Bank
10.9 (18)	Series B Preferred Stock Purchase Agreement, dated October 14, 2010, between Xenogenics Corporation and Multicell Technologies, Inc.
10.10 (20)	Addendum to Convertible Debenture and Equity Investment Agreement, by and between MultiCell Technologies, Inc. and La Jolla Cove Investors, dated as of August 16, 2011.
10.11 (21)	Sponsored Research Agreement, dated as of July 5, 2011, by and between MultiCell Technologies, Inc., and University Health Network. +
10.12 (22)	Amendment to Foreclosure Sale Agreement, dated as of September 30, 2010, by and among Xenogenics Corporation, Venture Lending & Leasing IV, Inc., Venture Lending & Leasing V, Inc. and Silicon Valley Bank, dated as of September 30, 2011.
21.1*	List of Subsidiaries
23.1*	Consent of Hansen, Barnett & Maxwell, P.C.
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

* Filed herewith.

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

(19) Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 13, 2011.

(20) Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on August 19, 2011.

(21) Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 11, 2011.

(22) Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on October 6, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders

MultiCell Technologies, Inc.

Woonsocket, Rhode Island

We have audited the accompanying consolidated balance sheets of MultiCell Technologies, Inc. and subsidiaries (the Company) as of November 30, 2011 and 2010, and the related consolidated statements of operations, equity (deficiency), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MultiCell Technologies, Inc. and subsidiaries as of November 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered losses from operations and had negative cash flows from operating activities during the years ended November 30, 2011 and 2010 and as of November 30, 2011, the Company had a working capital deficit and a stockholders’ deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

February 28, 2012

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2011	2010
ASSETS

Current assets
Cash and cash equivalents	$405,327	$634,377
Grant receivable	303,102	30,975
Other current assets	10,598	8,931
Total current assets	719,027	674,283

Property and equipment, net of accumulated depreciation of $66,467 and $65,380 at November 30, 2011 and 2010, respectively	-	1,087

Other assets	1,685	1,685

Total assets	$720,712	$677,055

LIABILITIES AND EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$1,354,422	$1,677,001
Advance from debenture holder	301,930	237,850
Current portion of deferred revenue	49,318	49,318
Total current liabilities	1,705,670	1,964,169

Non-current liabilities
Convertible debentures, net of discount	59,596	50,706
Deferred revenue, net of current portion	548,059	597,376
Derivative liability related to Series B convertible preferred stock	160,986	79,913
Total non-current liabilities	768,641	727,995

Total liabilities	2,474,311	2,692,164

Commitments and contingencies	-	-

Equity (Deficiency)
MultiCell Technologies, Inc. equity (deficiency)
Undesignated preferred stock, $0.01 par value; 963,000 shares authorized	-	-
Series B convertible preferred stock, 17,000 shares designated; 11,339 shares issued and outstanding; liquidation value of $1,377,735	1,349,844	1,349,844
Series I convertible preferred stock, 20,000 shares designated; 5,734 shares issued and outstanding; liquidation value of $573,400	573,400	573,400
Common stock, $0.01 par value; 1,250,000,000 shares authorized; 823,385,986 and 476,746,257 shares issued and outstanding at November 30, 2011 and 2010, respectively	8,233,860	4,767,463
Additional paid-in capital	30,064,619	31,317,428
Accumulated deficit	(40,998,344)	(39,197,686)
Total MultiCell Technologies, Inc. stockholders' equity (deficiency)	(776,621)	(1,189,551)
Noncontrolling interests	(976,978)	(825,558)
Total equity (deficiency)	(1,753,599)	(2,015,109)

Total liabilities and equity (deficiency)	$720,712	$677,055

See accompanying notes to consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	November 30,
	2011	2010

Revenue	$49,318	$98,862

Operating expenses
Selling, general and administrative	1,739,375	945,458
Research and development	620,715	369,304
Aquired in-process research and development	-	554,179
Depreciation and amortization	1,087	4,627

Total operating expenses	2,361,177	1,873,568

Loss from operations	(2,311,859)	(1,774,706)

Other income (expense)
Grant revenue	303,102	430,335
Interest expense	(23,588)	(42,641)
Change in fair value of derivative liability	(81,073)	97,554
Gain on extinguishment of liabilities	159,552	-
Interest income	1,788	186

Total other income (expense)	359,781	485,434

Net loss	(1,952,078)	(1,289,272)

Less net loss attributable to the noncontrolling interests	(151,420)	(122,324)

Net loss attributable to MultiCell Technologies, Inc.	(1,800,658)	(1,166,948)

Preferred stock dividends	-	(131,529)

Net loss attributable to common stockholders	$(1,800,658)	$(1,298,477)

Basic and Diluted Loss Per Common Share
Attributable to Common Stockholders	$(0.0026)	$(0.0034)

Basic and Diluted Weighted-Average
Common Shares Outstanding	692,921,670	379,787,857

See accompanying notes to consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)

For the Years Ended November 30, 2010 and 2011

	Preferred Stock						Additional			Total
	Series B		Series I		Common stock		Paid in	Accumulated	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Interests	(Deficiency)

Balance at November 30, 2009, prior to change in accounting principle	16,262	$1,830,035	5,734	$573,400	299,892,504	$2,998,925	$32,514,975	$(38,917,068)	$(703,234)	$(1,702,967)

Cumulative effect of a change in accounting principle for beneficial conversion feature of Series B preferred stock	-	-	-	-	-	-	(1,244,076)	1,017,859	-	(226,217)

Balance at December 1, 2009, as restated	16,262	1,830,035	5,734	573,400	299,892,504	2,998,925	31,270,899	(37,899,209)	(703,234)	(1,929,184)

Issuance of common stock for conversion of 4.75% debentures	-	-	-	-	167,550,540	1,675,506	(1,665,893)	-	-	9,613

Issuance of common stock for exercise of warrants	-	-	-	-	961,330	9,613	1,038,237	-	-	1,047,850

Conversion of Series B preferred stock into common stock	(4,923)	(480,191)	-	-	7,991,883	79,919	449,022	-	-	48,750

Issuance of common stock for compensation to employees	-	-	-	-	350,000	3,500	490	-	-	3,990

Issuance of Xenogenics warrants for acquired in-process research and development and as an incentive to accelerate conversion of debentures	-	-	-	-	-	-	36,358	-	-	36,358

Stock-based compensation	-	-	-	-	-	-	188,315	-	-	188,315

Dividends on Series B preferred stock	-	-	-	-	-	-	-	(131,529)	-	(131,529)

Net loss	-	-	-	-	-	-	-	(1,166,948)	(122,324)	(1,289,272)

Balance at November 30, 2010	11,339	1,349,844	5,734	573,400	476,746,257	4,767,463	31,317,428	(39,197,686)	(825,558)	(2,015,109)

Issuance of common stock for conversion of 4.75% debentures	-	-	-	-	345,528,729	3,455,287	(3,444,177)	-	-	11,110

Issuance of common stock for exercise of warrants	-	-	-	-	1,111,000	11,110	1,199,880	-	-	1,210,990

Stock-based compensation	-	-	-	-	-	-	991,488	-	-	991,488

Net loss	-	-	-	-	-	-	-	(1,800,658)	(151,420)	(1,952,078)

Balance at November 30, 2011	11,339	$1,349,844	5,734	$573,400	823,385,986	$8,233,860	$30,064,619	$(40,998,344)	$(976,978)	$(1,753,599)

See accompanying notes to consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	November 30,
	2011	2010
Cash flows from operating activities
Net loss	$(1,952,078)	$(1,289,272)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,087	4,627
Stock-based compensation for services	991,488	192,305
Interest expense from amortization of discount on convertible debentures	20,000	38,179
Change in fair value of derivative liability	81,073	(97,554)
Gain on extinguishment of liabilities	(159,552)	-
Acquired in-process research and development	-	554,179
Changes in assets and liabilities
Grant receivable	(272,127)	(30,975)
Other current assets	(1,667)	(2,489)
Accounts payable and accrued liabilities	101,973	(18,015)
Deferred revenue	(49,317)	(98,862)
Net cash used in operating activities	(1,239,120)	(747,877)

Cash flows from investing activities
Payments for in-process research and development	(265,000)	(270,000)
Net cash used in investing activities	(265,000)	(270,000)

Cash flows from financing activities
Proceeds from the exercise of stock warrants	1,210,990	1,047,850
Advance from debenture holder	64,080	237,850
Payment of principal on notes payable - related parties	-	(30,000)
Net cash provided by financing activities	1,275,070	1,255,700
Net increase (decrease) in cash and cash equivalents	(229,050)	237,823
Cash and cash equivalents at beginning of year	634,377	396,554
Cash and cash equivalents at end of year	$405,327	$634,377

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,579	$9,717
Noncash Investing and Financing Activities:
Issuance of common stock for conversion of 4.75% debentures	11,110	9,613
In-process research and development financed with accounts payable	-	266,000
Issuance of warrants for acquisition of in-process research and development	-	18,179
Conversion of Series B preferred stock into common stock and elimination of related derivative liability	-	480,191
Accrual of dividends on Series B preferred stock	-	131,529

See accompanying notes to consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2011 and 2010

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

Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents, grant receivable, accounts payable, accrued expenses, and advance from debenture holder approximate fair value because of the short maturity of those instruments. The fair value of convertible debentures was approximately $64,596 and $75,706 at November 30, 2011 and 2010, respectively.

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

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2011 and 2010

Grant revenue received or receivable under the Qualifying Therapeutic Discovery Project for the year ended November 30, 2010 was recognized during the fourth quarter of that year, when notification of the grant was received. For the year ended November 30, 2011, the grant revenue was recognized as other income during the period in which the corresponding expenses were incurred.

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

Loss Per Common Share – Basic loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average common shares outstanding during each period. Since the Company incurred losses during the years ended November 30, 2011 and 2010, the assumed effects of the exercise of outstanding stock options and warrants, and the conversion of convertible preferred stock and convertible debentures were anti-dilutive and, accordingly, diluted per common share amounts equal basic loss per share amounts and have not been separately presented in the accompanying consolidated statements of operations. The total number of common shares potentially issuable upon exercise or conversion excluded from the calculation of diluted loss per common share for the years ended November 30, 2011 and 2010 was 1,884,958,275 and 2,418,129,567, respectively.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2011 and 2010

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

Derivative Liability – The Company accounts for the conversion feature of its Series B preferred stock as a derivative liability. The fair value of the conversion feature is estimated using the Black-Scholes option-pricing model.

Recently Enacted Accounting Standards – In June 2008, the FASB ratified accounting guidance for determining whether an instrument, or an embedded feature, is indexed to an entity's own stock. The guidance provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. The guidance was effective for fiscal years beginning after December 15, 2008. The Company adopted this new accounting guidance effective December 1, 2009. As more fully discussed in Note 8 to these consolidated financial statements, the Company determined that the fair value of the beneficial conversion feature related to the Series B convertible preferred stock is required to be accounted for as an embedded derivative as of December 1, 2009 under this new accounting guidance. The accounting implications of this determination is that the fair value of the derivative, calculated to be $226,217 as of December 1, 2009, was recorded as a noncurrent liability with a corresponding adjustment to equity on that date. The Company is also required to record the change in the fair value of the derivative liability at each subsequent balance sheet date, with a corresponding adjustment to other income or expense. The change in the fair value of the derivative was an increase of $81,073 for the year ended November 30, 2011 and a decrease of $97,554 for the year ended November 30, 2010.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2011 and 2010

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

Note 2 - Going Concern

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of November 30, 2011, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $40,998,344. The Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, the Company’s therapeutic for the treatment of fatigue in multiple sclerosis patients. Management is evaluating several sources of financing for its clinical trial program. Additionally, with its strategic shift in focus to therapeutic programs and technologies, management expects the Company’s future cash requirements to increase significantly as it advances the Company’s therapeutic programs into clinical trials. Until the Company is successful in raising additional funds, it may have to prioritize its therapeutic programs and delays may be necessary in some of the Company’s development programs.

Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors (LJCI). As further described in Note 7 to these consolidated financial statements, under terms of the agreement, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of November 30, 2011, there are 6,459,629 shares remaining on the stock purchase warrant and a balance of $64,596 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants, approximately $7.0 million of cash would be provided to the Company. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture over the next year.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2011 and 2010

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

None of these milestones have been achieved as of November 30, 2011 and, accordingly, none of these obligations have been recorded. On September 30, 2011, the Company, entered into an amendment to the Foreclosure Sale Agreement which extends the deadlines for the achievement of these milestones under the Foreclosure Sale Agreement by twelve months. The Company is required to use good faith reasonable efforts to achieve any one of these milestones. Failure to achieve any of these milestones could result in all milestone payments, totaling $4.3 million, becoming immediately due and payable. If the Company meets the financial hardship exception the Company could elect to pay all remaining milestone payments and continue commercialization efforts, or assign all intellectual property under the agreement to the counterparties to the agreement and cease all development and commercialization efforts.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2011 and 2010

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

Xenogenics is also required to make cash payments to Rutgers as follows based on the achievement of certain milestones with respect to products to be commercialized using the licensed intellectual property:

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

None of these milestones have been achieved as of November 30, 2011 and, accordingly, none of these obligations have been recorded.

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

For the Years Ended November 30, 2011 and 2010

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

Note 4– Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation, and is comprised of the following at November 30, 2011 and 2010:

	2011	2010

Lab Equipment	$25,893	$25,893
Furniture and Office Equipment	40,574	40,574

	66,467	66,467
Less: Accumulated depreciation	(66,467)	(65,380)

Property and Equipment, Net	$-	$1,087

The Company recorded depreciation expense of $1,087 and $4,627 for the years ended November 30, 2011 and 2010, respectively.

Note 5 – Notes Payable – Related Parties

The Company issued notes payable totaling $50,000 to two related parties during August 2008 and an additional $5,000 in November 2008. The notes accrued interest at 8.5% per year and were secured by all of the Company’s assets, including its intellectual property. Prior to November 30, 2009, the Company had repaid all except $30,000 of the outstanding principal on the original notes. The remaining balance, plus related accrued interest, was repaid in full in December 2009.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2011 and 2010

Note 6 – License Agreements

Rhode Island Hospital

In September 2001, the Company completed the purchase of its cell line business and, as a result, it acquired an exclusive license agreement with Rhode Island Hospital for the use of four patents owned by the hospital related to liver cell lines and liver assist devices. The primary patent acquired and being utilized is for immortalized hepatocytes. As of November 30, 2006, management tested the carrying value of the license agreement for impairment and concluded that it had been impaired and reduced the carrying value to zero. The Company will pay the hospital a 5% royalty on net sales derived from licenses based upon the patented technology, until it has paid a total of $550,000. As of November 30, 2011, no significant payments had been made under this license agreement. After royalties totaling $550,000 have been paid, the Company pays a 2% royalty instead of a 5% royalty for the life of the patent.

Amarin Neuroscience Limited

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

None of these milestones have been achieved as of November 30, 2011 and, accordingly, none of these obligations have been paid or recorded. If any milestone payment is not paid when due, and if no payment is received from the Company within thirty days after the date of receipt of a written notice of such nonpayment, Amarin shall have the option to either (i) terminate this agreement or (ii) convert the license under this agreement to a worldwide non-exclusive license with the right to sublicense, which non-exclusive license shall be subject to all of the terms and obligations of the agreement. The Company shall also pay Amarin without set-off or counterclaim a royalty of nine percent on net sales of Active Agent Product sold by the Company, its affiliates, or sublicensees and their affiliates. On November 5, 2008 the License Agreement was amended whereby Amarin granted exclusive worldwide rights to the Company related to the treatment of all chronic fatique and pain in addition to the treatment of fatigue in multiple sclerosis patients.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2011 and 2010

Eisai Co., Ltd

On April 20, 2007, the Company entered into a license agreement with Eisai Co., Ltd (“Eisai”). According to the agreement, the Company granted Eisai a nonexclusive license, which permited the use by Eisai of samples and culture media for the use of this patent and license. Eisai agreed to pay the Company 65 million yen (approximately US $545,000 based on exchange rates in effect at the time of the agreement) over a five-year period. The first payment of 13 million yen was due upon the signing of the agreement with subsequent four installments on the anniversary dates of the agreement. The Company received the first three annual installments of 13 million yen ($109,070, $121,030, and $127,400 based on exchange rates in effect at the time of payment, during the years ended November 30, 2007, 2008, and 2009, respectively). On May 1, 2009, Eisai notified the Company of its plan to terminate the license agreement effective March 31, 2010. The Company recognized the income ratably over each year of the agreement. The Company recognized income of $0 and $49,544 for the years ended November 30, 2011 and 2010, respectively. The balance of deferred revenue from this license is zero and no further revenue will be recognized from this agreement.

Corning Incorporated

On October 9, 2007, the Company executed an exclusive license and purchase agreement (the “Agreement”) with Corning Incorporated (“Corning”) of Corning, New York. Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell the Company’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (“ADME/Tox assays”). The Company retained and will continue to support all of its existing licensees. The Company retains the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays. The Company also retains rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to produce therapeutic proteins using the Company’s BioFactories™ technology, to identify drug targets and for other applications related to the Company’s internal drug development programs. In consideration for the license granted, Corning paid the Company $375,000 upon execution of the Agreement, and an additional $375,000 upon the completion of a transition period. In addition, Corning purchased inventory and equipment from the Company and reimbursed the Company for laboratory costs and other expenses during a transition period. The Company is recognizing the income ratably over a 17 year period. The Company recognized $44,118 in income for each of the years ended November 30, 2011 and 2010. The balance of deferred revenue from this license is $566,177 and $610,294 at November 30, 2011 and 2010, respectively, and will be amortized into revenue through October 2024.

Pfizer Inc.

The Company has another license agreement with Pfizer Inc., for which revenue is being deferred. During the years ended November 30, 2011 and 2010, the Company recognized $5,200 in each year and the balance of the deferred revenue from this license is $31,200 and $36,400 at November 30, 2011 and 2010, respectively, and will be amortized into revenue through January 2018.

Maxim Biotech, Inc.

On March 17, 2009, MultiCell entered into a cooperative research and development agreement with Maxim Biotech, Inc. which will focus on the development of a family of life science research reagent tool kits which can be used to isolate liver stem cells and liver cancer stem cells, and help to elucidate liver stem cell gene function and their encoded proteins.  MultiCell plans to further leverage this research effort involving liver cancer stem cells to identify therapeutic targets, and diagnostic and prognostic markers of liver cancer.  MultiCell will also seek to develop and patent therapeutic product opportunities specifically targeting the treatment of primary liver cancer and intrahepatic bile duct cancer. Due to government regulations relating to the acquisition and commercial use of human tissue samples, management has decided to suspend its efforts to develop genome expression kits containing human tissue reference standards.  Management is working with Maxim Biotech to develop alternatives to the use of diseased and normal human tissue as reference standards.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2011 and 2010

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

Note 7- Convertible Debentures

The Company entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. (“LJCI”) on February 28, 2007 pursuant to which the Company agreed to sell a convertible debenture in the principal amount of $100,000 and maturing on February 28, 2012 (the “Debenture”). On August 16, 2011, the Company and LJCI amended the Debenture to extend the maturity date to February 28, 2014. The Debenture accrues interest at 4.75% per year, payable at each conversion date, in cash or common stock at the option of LJCI. In connection with the Debenture, the Company issued LJCI a warrant to purchase up to 10 million shares of its common stock (the “LJCI Warrant”) at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007. Pursuant to the terms of the LJCI Warrant, upon the conversion of any portion of the principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the Debenture being converted. Therefore, for each $1,000 of the principal converted, LJCI would be required to simultaneously purchase 100,000 shares under the LJCI Warrant at $1.09 per share. The agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding common shares of the Company.

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price. The Conversion Price is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert. During the year ended November 30, 2010, LJCI converted $9,613 of the Debenture into 167,550,540 shares of common stock. Simultaneously with these conversions, LJCI exercised warrants to purchase 961,330 shares of the Company’s common stock. Proceeds from the exercise of the warrants were $1,047,850. During the year ended November 30, 2011, LJCI converted $11,110 of the Debenture into 345,528,729 shares of common stock. Simultaneously with these conversions, LJCI exercised warrants to purchase 1,111,000 shares of the Company’s common stock. Proceeds from the exercise of the warrants were $1,210,990. At times, LJCI makes advances to the Company prior to the exercise of warrants. At November 30, 2011 and 2010, LJCI had advanced $301,930 and $237,850, respectively, to the Company in advance of LJCI’s exercise of warrants.

As of November 30, 2011, the remainder of the Debenture in the amount of $64,596 could have been converted by LJCI into approximately 1.8 billion shares of common stock, which would require LJCI to simultaneously exercise and purchase all of the remaining 6,459,629 shares of common stock under the LJCI Warrant at $1.09 per share. For the Debenture, upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. After February 28, 2008, the Company, at its sole discretion, has the right, without limitation or penalty, to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2011 and 2010

A discount representing the value of 10 million warrants issued in the amount of $73,727 was recorded as a reduction to the note. The discount was calculated based on the relative fair values of the convertible debenture and the warrants. The fair value of the warrants used in the above calculation was determined under the Black-Scholes option-pricing model. Additionally, based on the excess of the aggregate fair value of the common shares that would have been issued if the Debenture had been converted immediately over the proceeds allocated to the convertible debenture, the investors received a beneficial conversion feature for which the Company recorded an increase in additional paid-in-capital of $26,273 and a corresponding discount to the Debenture. These discounts, in the aggregate amount of $100,000, are being amortized over the original 60-month term of the Debenture as a charge to interest expense. The balance of the unamortized discount was $5,000 and $25,000 at November 30, 2011 and 2010, respectively.

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

Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company was required to pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of the Wall Street Journal Prime Rate plus 1%, or 9%. In no event was the dividend rate to be greater than 12% per annum. The dividend was payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first day of that month. In the event the Company did not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares was reduced to 85% of the otherwise applicable conversion price. The Company did not pay the required monthly Series B preferred dividends since November 30, 2006, which, in part, has caused the conversion price to be reduced. During the year ended November 30, 2010, the Company accrued preferred dividends in the amount of $131,529 on the Series B preferred stock. Subsequent to November 30, 2010, the Company received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B preferred stock, which in turn terminated the requirement to accrue the related dividends. Accordingly, no dividends were accrued during the year ended November 30, 2011. Total accrued but unpaid preferred dividends recorded in the accompanying consolidated balance sheet as of November 30, 2011 and November 30, 2010 are $580,672, of which $243,835 are recorded in permanent equity with the Series B preferred stock and $336,837 are recorded as a current liability with accounts payable and accrued expenses.

The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by the conversion price. The conversion price was originally $0.32 per share. Upon the occurrence of an event of default (as defined in the agreement), the conversion price of the Series B shares shall be reduced to 85% of the then applicable conversion price of such shares. The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the conversion price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options). As a result of the Company issuing common stock upon conversion of convertible debentures and upon the exercise of warrants both at prices lower than the conversion price, and due to the Company not paying Series B dividends on a monthly basis, the conversion price of the Series B preferred stock has been reduced to $0.0324 per share as of November 30, 2011. The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2011 and 2010

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

Effective December 1, 2009, the Company adopted new accounting provisions for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. These provisions apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by standards for accounting for derivative instruments and hedging activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As of December 1, 2009, there were 16,262 shares of Series B preferred stock that were convertible into 21,341,207 shares of common stock, and as of November 30, 2010 and 2011, there were 11,339 shares of Series B preferred stock that were convertible into 21,598,095 and 34,996,914 shares of common stock, respectively. The Company determined that the conversion feature to allow the holders of the Series B convertible preferred stock to acquire common shares is an embedded derivative that no longer qualified as equity under the new accounting guidance. As a result of adopting these standards, the Company has evaluated the conversion feature as though it was accounted for as a derivative liability since the issuance of the Series B convertible preferred stock in July 2006 and has recorded, as a cumulative effect adjustment on December 1, 2009, a noncurrent derivative liability of $226,217 with a corresponding reduction in other components of equity on that date. The fair value of the conversion feature decreased by $97,554 during the year ended November 30, 2010, which has been recorded as a gain from the change in the fair value of the derivative liability. The fair value of the conversion feature increased by $81,073 during the year ended November 30, 2011, which has been recorded as a loss from the change in the fair value of the derivative liability.

The fair value of the embedded conversion feature was estimated to be $0.0046, $0.0037 and $0.0106 per share of common stock as of November 30, 2011, November 30, 2010 and December 1, 2009, respectively, and has been estimated using the Black-Scholes option-pricing model using the following assumptions:

	November 30, 2011	November 30, 2010	December 1, 2009

Fair value of common stock	$0.0049	$0.0040	$0.0110
Conversion price of preferred stock	$0.0324	$0.0525	$0.0762
Risk free interest rate	2.08%	2.81%	3.28%
Expected life	10 Years	10 Years	10 Years
Dividend yield	-	-	-
Volatility	140%	140%	150%

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

For the Years Ended November 30, 2011 and 2010

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

Note 10 – Common Stock

On July 11, 2011, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders approved an amendment to increase the number of shares of common stock authorized under the Company’s Amended and Restated Certificate of Incorporation to 1.25 billion shares. Additionally, certain prior increases in the number of authorized shares were ratified.

In March 2010, the Company issued a total of 350,000 shares of common stock to its two employees. On the date that issuance was authorized, the closing price of the common stock was $0.0115, representing compensation of $3,990.

The potential issuable common shares as of November 30, 2011 and 2010 are as follows:

	2011	2010

Warrants	10,792,030	22,837,991
Stock options	18,268,947	13,148,947
Series B Convertible Preferred Stock	34,996,914	21,598,095
Series I Convertible Preferred Stock	2,293,600	2,293,600
LJCI Debenture	1,818,606,784	2,358,250,934

	1,884,958,275	2,418,129,567

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2011 and 2010

The Company does not currently have sufficient authorized shares of common stock to meet the commitments entered into under the Debenture and the related LJCI Warrants. As further discussed in Note 7, upon the conversion of any portion of the remaining $64,596 principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the remaining 6,459,629 warrant shares equal to the percentage of the dollar amount of the Debenture being converted. The agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding common shares of the Company. Furthermore, the Company has the right to redeem that portion of the Debenture that the holder may elect to convert and also has the right to redeem the outstanding principal amount of the debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

Note 11 – Stock Compensation Plan

On July 11, 2011, at the Company’s Annual Meeting of Stockholders, the stockholders approved an amendment to increase the number of shares reserved under the 2004 Equity Incentive Plan to a total of 70,974,213 shares. Additionally, an annual increase in the number of shares reserved under the plan was approved and certain prior increases in the number of shares reserved for issuance under the plan were ratified. The purpose of the 2004 Plan is to provide a means by which eligible recipients of stock awards may be given the opportunity to benefit from increases in the value of the common stock through granting of incentive stock options (ISO), non-statutory stock options, stock purchase awards, stock bonus awards, stock appreciation rights, stock unit awards and other stock awards. As amended, there are 52,705,266 shares of common stock available for future awards under the 2004 Plan at November 30, 2011.

Generally accepted accounting principles for stock options require the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements, is measured based on the grant date fair value of the award, and require the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period), net of estimated forfeitures. The estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from the current estimates, such resulting adjustment will be recorded in the period estimates are revised. No income tax benefit has been recognized for stock-based compensation arrangements and no compensation cost has been capitalized in the consolidated balance sheet.

A summary of the status of stock options at November 30, 2011 and 2010, and changes during the years then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at November 30, 2009	9,338,947	$0.1947	4.0 years	$10,060
Granted	5,000,000	0.0080
Exercised	-	-
Expired	(1,190,000)	1.3655

Outstanding at November 30, 2010	13,148,947	$0.0178	3.9 years	$-
Granted	5,250,000	0.0092
Exercised	-	-
Expired	(130,000)	0.4631

Outstanding at November 30, 2011	18,268,947	$0.0121	3.4 years	$-

Exercisable at November 30, 2011	14,203,947	$0.0129	3.1 years	$-

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2011 and 2010

On July 11, 2011, the Board of Directors granted an option to each of the five directors to purchase one million shares of the Company’s common stock at $.0092 per share. The options vest quarterly over one year and expire five years after grant. On July 11, 2011, the Board of Directors also granted an option to an employee to purchase 250,000 shares of the Company’s common stock at $.0092 per share. This option vests monthly over three years and expires five years after grant. On June 28, 2010, the Board of Directors granted an option to each of the five directors to purchase one million shares of the Company’s common stock at $.008 per share. These options vest quarterly over one year and expire five years after grant. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the year ended November 30, 2011 was $0.0087. The weighted-average assumptions used for options granted during the year ended November 30, 2011 were risk-free interest rate of 1.5%, volatility of 170%, expected life of 5.0 years, and dividend yield of zero. The weighted-average fair value of stock options granted during the year ended November 30, 2010 was $0.0075. The weighted-average assumptions used for options granted during the year ended November 30, 2010 were risk-free interest rate of 1.8%, volatility of 165%, expected life of 5.0 years, and dividend yield of zero. The assumptions employed in the Black-Scholes option pricing model include the following. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.

For the years ended November 30, 2011 and 2010, the Company reported stock-based compensation expense for services related to stock options of $41,040 and $49,385, respectively. As of November 30, 2011, there is approximately $30,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 0.75 years. The intrinsic values at November 30, 2011 are based on a closing price of $0.0049.

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

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2011 and 2010

Xenogenics reported stock-based compensation expense for these options of $950,448 and $138,930 for the years ended November 30, 2011 and 2010, respectively. As of November 30, 2011, there is approximately $180,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 1.36 years.

Note 12 – Warrants

Since the Company’s inception, it has financed its operations primarily through the issuance of debt or equity instruments, which have often included the issuance of warrants to purchase the Company’s common stock.

As further described in Note 7 to these consolidated financial statements, the Company also entered into a Securities Purchase Agreement with La Jolla Cove Investors (LJCI) on February 28, 2007 pursuant to which the Company agreed to sell a convertible debenture in the principal amount of $100,000. In connection with this debenture, the Company issued LJCI a warrant to purchase up to 10 million shares of our common stock at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007. Pursuant to the terms of this warrant, upon the conversion of any portion of the principal amount of the related debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the debenture being converted. Therefore, for each $1,000 of the principal converted, LJCI would be required to simultaneously purchase 100,000 shares under the warrant at $1.09 per share. During the year ended November 30, 2010, LJCI exercised warrants to purchase 961,330 shares of the Company’s common stock, resulting in proceeds to the Company of $1,047,850. During the year ended November 30, 2011, LJCI exercised warrants to purchase 1,111,000 shares of the Company’s common stock, resulting in proceeds to the Company of $1,210,990.

A summary of the status of warrants at November 30, 2011 and 2010, and changes during the years then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at November 30, 2009	24,099,321	$0.6143	2.6 years	$-
Issued	-	-
Exercised	(961,330)	1.0900
Expired	(300,000)	0.8233

Outstanding at November 30, 2010	22,837,991	$0.5915	1.7 years	$-
Issued	-	-
Exercised	(1,111,000)	1.0900
Expired	(10,934,961)	0.3579

Outstanding at November 30, 2011	10,792,030	$0.7769	3.0 years	$-

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2011 and 2010

Note 13 – Leasing Arrangements

During the years ended November 30, 2011 and 2010, the Company has leased facilities in Rhode Island that have housed activities related to administration, research and development. The Company currently leases space in Rhode Island under a one-year lease that expires in April 2012. Current rent is $900 per month. Rent expense under the Company’s operating leases was $10,800 for each of the years ended November 30, 2011 and 2010, respectively.

Note 14 – Qualifying Therapeutic Discovery Project Grant

On October 29, 2010, the Company received notification from the Department of Treasury that it had been awarded a total cash grant of $733,437 under the Qualifying Therapeutic Discovery Project (“QTDP”) program. The QTDP program was created by Congress as part of the Patient Protection and Affordable Care Act, and provides a grant or tax credit equal to 50% of qualified investment for the Company’s fiscal years ending November 30, 2010 and 2011. Of the total grant, $430,335 relates to qualifying expenses incurred during the year ended November 30, 2010 and the remainder of $303,102 relates to qualifying expenses incurred during the year ending November 30, 2011. For the year ended November 30, 2010, the Company recognized $430,335 as grant revenue under “other income” in the consolidated statement of operations. Of the amount that was recognized in the year ended November 30, 2010, $399,360 was received in cash during that fiscal year and the balance of $30,975 was collected during the three months ended February 28, 2011. For the year ended November 30, 2011, the Company recognized $303,102 as grant revenue during the quarterly periods in which the corresponding expenses were incurred. The grant income for the year ended November 30, 2011 was collected in December 2011.

The funds were granted in connection with the Company’s projects MCT-465 and MCT-475 drug development programs for the treatment of cancer and MCT-125 drug development for the treatment of fatigue in multiple sclerosis patients.

Note 15 – Gain on Extinguishment of Liabilities

During the year ended November 30, 2011, the Company determined that recorded accounts payable totaling $159,552 had been extinguished with the passage of time for collection under the laws related to the statute of limitations. Accordingly, the Company removed these accounts from their records and recorded a corresponding gain on the extinguishment of the liabilities.

Note 16 – Income Taxes

The Company provides for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The significant components of net deferred tax assets and liabilities were as follows at November 30, 2011 and 2010:

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2011 and 2010

	2011	2010

Operating loss carry forwards	$9,051,823	$8,886,826
Ideal Bio-Stent related intellectual property	197,724	212,018
Deferred revenue	238,951	258,678
Other	424	333
Valuation allowance	(9,488,922)	(9,357,855)

Net Deferred Tax Assets	$-	$-

The valuation allowance increased by $131,067 for the year ended November 30, 2011 and increased by $170,414 during the year ended November 30, 2010.

As of November 30, 2011, the Company has U.S. Federal operating loss carryforwards of approximately $22.6 million. The operating losses expire, if not used, from 2012 through 2031. The utilization of the net operating losses is dependent upon the tax laws in effect at the time such losses can be utilized. A significant change of ownership control of the Company could cause the utilization of net operating losses to be limited.

A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended November 30, 2011 and 2010 is set forth below:

	2011	2010

Benefit at federal statutory rate (34%)	$(663,707)	$(438,352)
State income tax benefit, net of federal tax	(51,041)	(68,523)
Stock-based compensation	337,106	64,027
Change in fair value of derivative liability	27,565	(33,168)
Expiration of operating loss carry forwards	212,641	291,018
Other differences	6,369	14,584
Change in valuation allowance	131,067	170,414

Benefit from Income Taxes	$-	$-

The Company and its subsidiaries file tax returns in the U.S. Federal jurisdiction and, in the states of California and Rhode Island. The Company is no longer subject to U.S. federal tax examinations for tax years before and including November 30, 2008. The Company’s subsidiaries are no longer subject to examination by State tax authorities for tax years before and including November 30, 2006. During the years ended November 30, 2011 and 2010, the Company did not recognize interest and penalties.

Note 17– Fair Value Measurements

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

Liabilities measured at fair value on a recurring basis at November 30, 2011 and 2010 are summarized as follows:

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2011 and 2010

	November 30, 2011				November 30, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$160,986	$-	$160,986	$-	$79,913	$-	$79,913

As further described in Note 8, the fair value of the derivative liability is determined using the Black-Scholes pricing model.

Note 18– Subsequent Events

Conversion of Debentures and Exercise of Stock Warrants

During the period subsequent to November 30, 2011 through February 21, 2012, LJCI converted $3,610 of the debenture with La Jolla Cove Investors (see Note 7) into 107,714,827 shares of common stock. Simultaneously with these conversions, La Jolla Cove Investors exercised warrants to purchase 361,000 shares of the Company’s common stock. Proceeds from the exercise of the warrants were $393,490.

Forfeiture of Certain Options to Purchase Xenogenics Common Stock

As further discussed in Note 11 to these consolidated financial statements, Xenogenics granted options to certain prospective officers and to the members of its scientific advisory board to purchase its common stock. The stock option agreements specified that a portion of these options vests upon the future achievement of specified milestones, including the closing of a Qualified Financing by December 31, 2011. This Qualified Financing was not closed by December 31, 2011 and accordingly, options to acquire 1,500,000 shares of Xenogenics common stock have been forfeited. The forfeiture of these options will result in the reversal of $346,350 of previously-recognized stock-based compensation expense in the quarter ending February 29, 2012.

Collection of Grant Receivable

As further described in Note 14 to these consolidated financial statements, for the year ended November 30, 2011, the Company recognized $303,102 as grant revenue during the quarterly periods in which the corresponding expenses were incurred. The grant income for the year ended November 30, 2011 was collected in December 2011.

