Form 10-Q
period 2012-02-29
MultiCell Technologies, Inc.
filed 2012-04-16
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended February 29, 2012.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 10, 2012, the issuer had 931,461,813 shares of Common Stock, $.01 par value, outstanding.

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 29,	November 30,
	2012	2011
ASSETS

Current assets
Cash and cash equivalents	$504,039	$405,327
Grant receivable	-	303,102
Other current assets	8,895	10,598
Total current assets	512,934	719,027

Property and equipment, net of accumulated depreciation of $66,467	-	-

Other assets	1,685	1,685

Total assets	$514,619	$720,712

LIABILITIES AND EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$1,284,959	$1,304,422
Payable to related party	50,000	50,000
Advance from debenture holder	7,085	301,930
Current portion of deferred revenue	49,318	49,318
Total current liabilities	1,391,362	1,705,670

Non-current liabilities
Convertible debentures, net of discount	60,986	59,596
Deferred revenue, net of current portion	535,729	548,059
Derivative liability related to Series B convertible preferred stock	159,759	160,986
Total non-current liabilities	756,474	768,641

Total liabilities	2,147,836	2,474,311

Commitments and contingencies	-	-

Equity (Deficiency)
MultiCell Technologies, Inc. equity (deficiency)
Undesignated preferred stock, $0.01 par value; 963,000 shares authorized	-	-
Series B convertible preferred stock, 17,000 shares designated; 11,339 shares issued and outstanding; liquidation value of $1,377,735	1,349,844	1,349,844
Series I convertible preferred stock, 20,000 shares designated; 5,734 shares issued and outstanding; liquidation value of $573,400	573,400	573,400
Common stock, $0.01 par value; 1,250,000,000 shares authorized; 931,461,813 and 823,385,986 shares issued and outstanding at February 29, 2012 and November 30, 2011, respectively	9,314,618	8,233,860
Additional paid-in capital	29,394,133	30,064,619
Accumulated deficit	(41,268,914)	(40,998,344)
Total MultiCell Technologies, Inc. stockholders' equity (deficiency)	(636,919)	(776,621)
Noncontrolling interests	(996,298)	(976,978)
Total equity (deficiency)	(1,633,217)	(1,753,599)

Total liabilities and equity (deficiency)	$514,619	$720,712

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	February 29,	February 28,
	2012	2011

Revenue	$12,329	$12,329

Operating expenses
Selling, general and administrative	225,012	185,121
Research and development	59,686	89,048
Stock-based compensation	13,172	116,500
Depreciation and amortization	-	475

Total operating expenses	297,870	391,144

Loss from operations	(285,541)	(378,815)

Other income (expense)
Grant revenue	-	124,725
Interest expense	(5,850)	(5,902)
Change in fair value of derivative liability	1,227	(80,924)
Interest income	274	450

Total other income (expense)	(4,349)	38,349

Net loss	(289,890)	(340,466)

Less net loss attributable to the noncontrolling interests	(19,320)	(22,410)

Net loss attributable to MultiCell Technologies, Inc.	$(270,570)	$(318,056)

Basic and Diluted Loss Per Common Share	$(0.0003)	$(0.0006)

Basic and Diluted Weighted-Average Common Shares Outstanding	863,541,087	559,514,348

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)

(Unaudited)

For the Three Months Ended February 28, 2011 and February 29, 2012

	Preferred Stock						Additional			Total
	Series B		Series I		Common stock		Paid in	Accumulated	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Interests	(Deficiency)

Balance at November 30, 2010	11,339	$1,349,844	5,734	$573,400	476,746,257	$4,767,463	$31,317,428	$(39,197,686)	$(825,558)	$(2,015,109)

Issuance of common stock for conversion of 4.75% debentures	-	-	-	-	128,850,042	1,288,500	(1,284,775)	-	-	3,725

Issuance of common stock for exercise of warrants	-	-	-	-	372,500	3,725	402,300	-	-	406,025

Stock-based compensation	-	-	-	-	-	-	116,500	-	-	116,500

Net loss	-	-	-	-	-	-	-	(318,056)	(22,410)	(340,466)

Balance at February 28, 2011	11,339	$1,349,844	5,734	$573,400	605,968,799	$6,059,688	$30,551,453	$(39,515,742)	$(847,968)	$(1,829,325)

Balance at November 30, 2011	11,339	$1,349,844	5,734	$573,400	823,385,986	$8,233,860	$30,064,619	$(40,998,344)	$(976,978)	$(1,753,599)

Issuance of common stock for conversion of 4.75% debentures	-	-	-	-	107,714,827	1,077,148	(1,073,538)	-	-	3,610

Issuance of common stock for exercise of warrants	-	-	-	-	361,000	3,610	389,880	-	-	393,490

Stock-based compensation	-	-	-	-	-	-	13,172	-	-	13,172

Net loss	-	-	-	-	-	-	-	(270,570)	(19,320)	(289,890)

Balance at February 29, 2012	11,339	$1,349,844	5,734	$573,400	931,461,813	$9,314,618	$29,394,133	$(41,268,914)	$(996,298)	$(1,633,217)

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	February 29,	February 28,
	2012	2011
Cash flows from operating activities
Net loss	$(289,890)	$(340,466)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	-	475
Stock-based compensation	13,172	116,500
Interest expense from amortization of discount on convertible debentures	5,000	5,000
Change in fair value of derivative liability	(1,227)	80,924
Changes in assets and liabilities
Grant receivable	303,102	(93,750)
Other current assets	1,703	354
Accounts payable and accrued liabilities	(19,463)	(121,546)
Deferred revenue	(12,330)	(12,329)
Net cash provided by (used in) operating activities	67	(364,838)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from the exercise of stock warrants	393,490	406,025
Advance from debenture holder	(294,845)	(56,025)
Net cash provided by financing activities	98,645	350,000
Net increase (decrease) in cash and cash equivalents	98,712	(14,838)
Cash and cash equivalents at beginning of period	405,327	634,377
Cash and cash equivalents at end of period	$504,039	$619,539

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$876	$957
Noncash Investing and Financing Activities:
Issuance of common stock for conversion of 4.75% debentures	3,610	3,725

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS, BASIS OF PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS

ORGANIZATION AND NATURE OF OPERATIONS

MultiCell Technologies, Inc. (“MultiCell”), operates three subsidiaries, MCT Rhode Island Corp., Xenogenics Corporation (“Xenogenics”), and MultiCell Immunotherapeutics, Inc. (“MCTI”). MCT Rhode Island Corp. (“MCT”), is a 100%-owned subsidiary that has been inactive since its formation in 2004. MultiCell holds 95.3% of Xenogenics (on an as-if-converted basis). MultiCell holds approximately 67% of the outstanding shares (on an as-if-converted basis) of MCTI. As used herein, the “Company” refers to MultiCell, together with MCT, Xenogenics, and MCTI.

The Company is a biopharmaceutical company developing novel therapeutics and discovery tools to address unmet medical needs for the treatment of neurological disorders, hepatic disease, cancer and interventional cardiology and peripheral vessel applications.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell Technologies, Inc. and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended November 30, 2011 previously filed with the SEC. The results of operations for the three-month period ended February 29, 2012 are not necessarily indicative of the operating results for the fiscal year ending November 30, 2012. The condensed consolidated balance sheet as of November 30, 2011 has been derived from the Company’s audited financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued accounting guidance which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance also expands supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenue and earnings. This guidance will be effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company adopted this guidance as of December 1, 2011. Other than requiring additional disclosures for business combinations that the Company enters into in the future, the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The new guidance is to be adopted prospectively and early adoption is not permitted. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

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

NOTE 2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of February 29, 2012, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $41,268,914. The Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, the Company’s therapeutic for the treatment of fatigue in multiple sclerosis patients. Management is evaluating several sources of financing for its clinical trial program. Additionally, with its strategic shift in focus to therapeutic programs and technologies, management expects the Company’s future cash requirements to increase significantly as it advances the Company’s therapeutic programs into clinical trials. Until the Company is successful in raising additional funds, it may have to prioritize its therapeutic programs and delays may be necessary in some of the Company’s development programs.

Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors (LJCI). As further described in Note 3 to these condensed consolidated financial statements, under terms of the agreement, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of February 29, 2012, there are 6,098,629 shares remaining on the stock purchase warrant and a balance of $60,986 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants, approximately $6.6 million of cash would be provided to the Company. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture through February 28, 2014, the date that the debenture is due and the warrants expire, subject to the limitations of the agreement and the availability of authorized common stock of the Company.

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

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price. The Conversion Price is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert. LJCI converted $3,610 and $3,725 of the Debenture into 107,714,827 and 128,850,042 shares, respectively, of common stock during the three months ended February 29, 2012 and February 28, 2011. Simultaneously with these conversions, LJCI exercised warrants to purchase 361,000 shares and 372,500 shares of the Company’s common stock during the three months ended February 29, 2012 and February 28, 2011, respectively. Proceeds from the exercise of the warrants were $393,490 and $406,025 for the three months ended February 29, 2012 and February 28, 2011, respectively. At times, LJCI makes advances to the Company prior to the exercise of warrants. At February 29, 2012 and November 30, 2011, LJCI had advanced $7,085 and $301,930, respectively, to the Company in advance of LJCI’s exercise of warrants.

As of February 29, 2012, the remainder of the Debenture in the amount of $60,986 could have been converted by LJCI into approximately 1.9 billion shares of common stock, which would require LJCI to simultaneously exercise and purchase all of the remaining 6,098,629 shares of common stock under the LJCI Warrant at $1.09 per share. As of November 30, 2011, the balance of the Debenture was $64,596. For the Debenture, upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. After February 28, 2008, the Company, at its sole discretion, has the right, without limitation or penalty, to redeem the outstanding principal amount of this debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

A discount representing the value of 10 million warrants issued in the amount of $73,727 was recorded as a reduction to the note. The discount was calculated based on the relative fair values of the convertible debenture and the warrants. The fair value of the warrants used in the above calculation was determined under the Black-Scholes option-pricing model. Additionally, based on the excess of the aggregate fair value of the common shares that would have been issued if the Debenture had been converted immediately over the proceeds allocated to the convertible debenture, the investors received a beneficial conversion feature for which the Company recorded an increase in additional paid-in-capital of $26,273 and a corresponding discount to the debenture. These discounts, in the aggregate amount of $100,000, are being amortized over the original 60-month term of the debenture as a charge to interest expense. The discount is fully amortized as of February 29, 2012 and the balance of the unamortized discount is $5,000 at November 30, 2011.

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

Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company was required to pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of the Wall Street Journal Prime Rate plus 1%, or 9%. In no event was the dividend rate to be greater than 12% per annum. The dividend was payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first day of that month. In the event the Company did not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares was reduced to 85% of the otherwise applicable conversion price. The Company did not pay the required monthly Series B preferred dividends since November 30, 2006, which, in part, has caused the conversion price to be reduced. Subsequent to November 30, 2010, the Company received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B preferred stock, which in turn terminated the requirement to accrue the related dividends. Accordingly, no dividends have been accrued since November 30, 2010. Total accrued but unpaid preferred dividends recorded in the accompanying condensed consolidated balance sheet as of February 29, 2012 and November 30, 2011 are $580,672, of which $243,835 are recorded in permanent equity with the Series B preferred stock and $336,837 are recorded as a current liability with accounts payable and accrued expenses.

The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by the conversion price. The conversion price was originally $0.32 per share. Upon the occurrence of an event of default (as defined in the agreement), the conversion price of the Series B shares shall be reduced to 85% of the then applicable conversion price of such shares. The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the conversion price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options). As a result of the Company issuing common stock upon conversion of convertible debentures and upon the exercise of warrants both at prices lower than the conversion price, and due to the Company not paying Series B dividends on a monthly basis, the conversion price of the Series B preferred stock has been reduced to $0.0291 per share as of February 29, 2012. The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion.

Effective December 1, 2009, the Company adopted new accounting provisions for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. These provisions apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by standards for accounting for derivative instruments and hedging activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The Company determined that the conversion feature to allow the holders of the Series B convertible preferred stock to acquire common shares is an embedded derivative that no longer qualified as equity under the new accounting guidance. As of February 29, 2012 and November 30, 2011 there were 11,339 shares of Series B preferred stock that were convertible into 38,965,636 and 34,996,914 shares of common stock, respectively. The fair value of the conversion feature was estimated at $159,759 ($0.0041 per share) and $160,986 ($0.0046 per share) at February 29, 2012 and November 30, 2011, respectively. The fair value of the embedded conversion feature was estimated using the Black-Scholes option-pricing model using the following assumptions:

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	February 29, 2012	November 30, 2011

Fair value of common stock	$0.0044	$0.0049
Conversion price of preferred stock	$0.0291	$0.0324
Risk free interest rate	1.98%	2.08%
Expected life	10 Years	10 Years
Dividend yield	-	-
Volatility	140%	140%

The fair value of the conversion feature decreased by $1,227 during the three months ended February 29, 2012, which has been recorded as a gain from the change in the fair value of the derivative liability. The fair value of the conversion feature increased by $80,924 during the three months ended February 28, 2011, which has been recorded as a loss from the change in the fair value of the derivative liability.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. LICENSE AGREEMENTS AND DEFERRED REVENUE

On October 9, 2007, MultiCell Technologies, Inc. (“MultiCell”) executed an exclusive license and purchase agreement (the “Agreement”) with Corning Incorporated (“Corning”) of Corning, New York. Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell MultiCell’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (ADME/Tox assays). MultiCell retained and will continue to support all of its existing licensees, including Pfizer and Bristol-Myers Squibb. MultiCell retains the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays. MultiCell also retains rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to produce therapeutic proteins using the Company’s BioFactories™ technology, to identify drug targets and for other applications related to the Company’s internal drug development programs. Corning paid MultiCell $750,000 in consideration for the license granted. The Company is recognizing the income ratably over a 17 year period. The Company recognized $11,029 in income for the three months ended February 29, 2012 and February 28, 2011. The balance of deferred revenue from this license is $555,147 at February 29, 2012 and will be amortized into revenue through October 2024.

The Company has another license agreement with Pfizer, for which revenue is being deferred. The Company recognized revenue from the agreement with Pfizer in the amount of $1,300 for the three months ended February 29, 2012 and February 28, 2011. The balance of deferred revenue from the agreement with Pfizer is $29,900 at February 29, 2012, which will be amortized into revenue through January 2018.

NOTE 7. STOCK COMPENSATION PLANS

On July 11, 2011, at the Company’s Annual Meeting of Stockholders, the stockholders approved an amendment to increase the number of shares reserved under the 2004 Equity Incentive Plan to a total of 70,974,213 shares. Additionally, an annual increase in the number of shares reserved under the plan was approved and certain prior increases in the number of shares reserved for issuance under the plan were ratified. The purpose of the 2004 Plan is to provide a means by which eligible recipients of stock awards may be given the opportunity to benefit from increases in the value of the common stock through granting of incentive stock options (ISO), non-statutory stock options, stock purchase awards, stock bonus awards, stock appreciation rights, stock unit awards and other stock awards. As amended, there are 54,305,266 shares of common stock available for future awards under the 2004 Plan at February 29, 2012.

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

A summary of the status of stock options at February 29, 2012, and changes during the three months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at November 30, 2011	18,268,947	$0.0121	3.4 years	$-
Granted	-	-
Exercised	-	-
Expired	(100,000)	0.2000

Outstanding at February 29, 2012	18,168,947	$0.0111	3.2 years	$-

Exercisable at February 29, 2012	15,416,447	$0.0114	3.0 years	$-

There were no options granted during the three months ended February 29, 2012 or February 28, 2011.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended February 29, 2012 and February 28, 2011, the Company reported stock-based compensation expense for services related to stock options of $11,619 and $9,938, respectively. As of February 29, 2012, there is approximately $19,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 0.56 years. The intrinsic values at February 29, 2012 are based on a closing price of $0.0044.

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

In March 2011, Xenogenics granted options to prospective officers and to the members of its scientific advisory board to purchase an aggregate of 3,000,000 shares of its common stock, exercisable at $0.246 per share of common stock and having a term of approximately five years. 50% of the options vested immediately and the remaining 50% were to vest upon the closing of a Qualified Financing by December 31, 2011. A Qualified Financing means a single sale, or a related series of sales in a single transaction, by Xenogenics of its common stock (or common stock equivalents) in which the aggregate gross proceeds (before costs and commissions) received by Xenogenics are equal to or exceed $5,000,000. The fair value of these options was estimated to be $692,700, or $0.2309 per share, as estimated using the Black-Scholes option-pricing model, using a risk-free interest rate of 2.20%, volatility of 165%, expected lives of five years, and dividend yield of zero. This Qualified Financing was not closed by December 31, 2011 and accordingly, options to acquire 1,500,000 shares of Xenogenics common stock were forfeited. As described in the following paragraph, Xenogenics granted replacement options to four of five of these individuals whose options expired on December 31, 2011. The replacement of the options to the four individuals was treated as a modification under generally accepted accounting principles. The forfeiture of the option to the fifth individual resulted in the reversal of $57,725 of previously-recognized stock-based compensation expense in the three months ended February 29, 2012.

On February 28, 2012, Xenogenics granted replacement options to four of five of those individuals whose options expired on December 31, 2011, as described in the previous paragraph. The replacement options to purchase 1,250,000 shares of common stock are exercisable at $0.253 per share and vest monthly over one year. These replacement options have a term of five years, provided a Qualified Financing has closed by February 28, 2013. If no Qualified Financing has closed by February 28, 2013, these replacement options will expire. The fair value of these options was estimated to be $298,500, or $0.2338 per share, as estimated using the Black-Scholes option-pricing model, using a risk-free interest rate of 0.84%, volatility of 170%, expected lives of five years, and dividend yield of zero.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended February 29, 2012, Xenogenics reported stock-based compensation expense for options of $59,278, less the reversal of previously recognized stock-based compensation in the amount of $57,725, for net stock-based compensation of $1,553. For the three months ended February 28, 2011, Xenogenics reported stock-based compensation of $106,562. As of February 29, 2012, there is approximately $420,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 1.13 years.

NOTE 8. STOCK WARRANTS

Since the Company’s inception, it has financed its operations primarily through the issuance of debt or equity instruments, which have often included the issuance of warrants to purchase the Company’s common stock.

As further described in Note 3 to these condensed consolidated financial statements, the Company also entered into a Securities Purchase Agreement with La Jolla Cove Investors (LJCI) on February 28, 2007 pursuant to which the Company agreed to sell a convertible debenture in the principal amount of $100,000. In connection with this debenture, the Company issued LJCI a warrant to purchase up to 10 million shares of our common stock at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007. Pursuant to the terms of this warrant, upon the conversion of any portion of the principal amount of the related debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the debenture being converted. Therefore, for each $1,000 of the principal converted, LJCI would be required to simultaneously purchase 100,000 shares under the warrant at $1.09 per share. During the three months ended February 29, 2012, LJCI exercised warrants to purchase 361,000 shares of the Company’s common stock, resulting in proceeds to the Company of $393,490. During the three months ended February 28, 2011, LJCI exercised warrants to purchase 372,500 shares of the Company’s common stock, resulting in proceeds to the Company of $406,025.

A summary of the status of warrants at February 29, 2012, and changes during the three months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at November 30, 2011	10,792,030	$0.7769	3.0 years	$-
Issued	-	-
Exercised	(361,000)	1.0900
Expired	(100,000)	0.2875

Outstanding at February 29, 2012	10,331,030	$0.7707	2.8 years	$-

NOTE 9. LOSS PER SHARE

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed on the basis of the weighted-average number of common shares and all dilutive potentially issuable common shares outstanding during the year. Common stock issuable upon conversion of debt and preferred stock, or exercise of stock options and stock warrants have not been included in the loss per share for the three months ended February 29, 2012 and February 28, 2011 as they are anti-dilutive.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The potential common shares as of February 29, 2012 and February 28, 2011 are as follows:

	2012	2011

Warrants	10,331,030	22,380,529
Stock options	18,168,947	13,108,947
Series B Convertible Preferred Stock	38,965,636	26,806,147
Series I Convertible Preferred Stock	2,293,600	2,293,600
LJCI Debenture	1,899,722,934	2,054,765,907

	1,969,482,147	2,119,355,130

The Company does not currently have sufficient authorized shares of common stock to meet the commitments entered into under the Debenture and the related LJCI Warrants. As further discussed in Note 3, upon the conversion of any portion of the remaining $60,986 principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the remaining 6,098,629 warrant shares equal to the percentage of the dollar amount of the Debenture being converted. The agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding common shares of the Company. Furthermore, the Company has the right to redeem that portion of the Debenture that the holder may elect to convert and also has the right to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

NOTE 10. QUALIFYING THERAPEUTIC DISCOVERY PROJECT GRANT

On October 29, 2010, the Company received notification from the Department of Treasury that it had been awarded a total cash grant of $733,437 under the Qualifying Therapeutic Discovery Project (“QTDP”) program. The QTDP program was created by Congress as part of the Patient Protection and Affordable Care Act, and provides a grant or tax credit equal to 50% of qualified investment for the Company’s fiscal years ending November 30, 2010 and 2011. Of the total grant, $430,335 and $303,102 related to qualifying expenses incurred during the years ended November 30, 2010 and 2011, respectively. For the three months ended February 28, 2011, the Company recognized $124,725 of grant revenue as other income as the corresponding expenses were incurred. During the three months ended February 29, 2012, the Company collected proceeds of the grant totaling $303,102 related to the year ended November 30, 2011.

The funds were granted in connection with the Company’s projects MCT-465 and MCT-475 drug development programs for the treatment of cancer and MCT-125 drug development for the treatment of fatigue in multiple sclerosis patients.

NOTE 11. FAIR VALUE MEASUREMENTS

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the Company and reflect those assumptions that a market participant would use.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Liabilities measured at fair value on a recurring basis at February 29, 2012 and November 30, 2011 are summarized as follows:

	February 29, 2012				November 30, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$159,759	$-	$159,759	$-	$160,986	$-	$160,986

As further described in Note 4, the fair value of the derivative liability is determined using the Black-Scholes pricing model.

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

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, obtaining regulatory approval, and undertaking production and marketing of our drug candidates; difficulties or delays in patient enrollment for our clinical trials; unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials or preclinical studies are not indicative of future results of clinical trials); activities and decisions of, and market conditions affecting current and future strategic partners; pricing pressures; accurately forecasting operating and clinical trial costs; uncertainties of litigation and other business conditions; our ability to obtain additional financing if necessary; changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target; the uncertainty of protection for our intellectual property or trade secrets, through patents or otherwise; and potential infringement of the intellectual property rights or trade secrets of third parties. In addition such statements are subject to the risks and uncertainties discussed under the “Risk Factors” section beginning on page 24 of this report and the “Risk Factors” section included in our Annual Report filed on Form 10-K for the year ended November 30, 2011.

Overview

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

On October 9, 2007, MultiCell executed an exclusive license and purchase agreement (the “Agreement”) with Corning Incorporated (“Corning”) of Corning, New York. Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell MultiCell’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (ADME/Tox assays). Corning paid MultiCell a non-refundable license fee, purchased certain inventory and equipment related to MultiCell’s Fa2N-4 cell line business, hired certain MultiCell scientific personnel, and paid for access to MultiCell’s laboratories during the transfer of the Fa2N-4 cell lines to Corning. MultiCell retained and continues to support all of its existing licensees. MultiCell retained the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays. MultiCell also retained rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to produce therapeutic proteins using the Company’s BioFactories™ technology, to identify drug targets and for other applications related to the Company’s internal drug development programs.

Our therapeutic development platform includes several patented techniques used to: (i) isolate, characterize and differentiate stem cells from human liver, or (ii) control the immune response at transcriptional and translational levels through dsRNA-sensing molecules such as Toll-like receptor (TLR), RIG-I-like receptor (RLR), and MDA-5 signaling, or (iii) generate specific and potent immunity against key tumor targets through a novel immunoglobulin platform technology, (iv) modulate the noradrenaline-adrenaline neurotransmitter pathway, and (v) the design of next-generation bioabsorbable stents, the Ideal BioStent™, for interventional cardiology and peripheral vessel applications.

On July 5, 2011, MultiCell Technology, Inc., or the Company, entered into a sponsored research agreement with the University Health Network, or UHN, a not-for-profit corporation incorporated under the laws of Canada. Under this agreement UHN will evaluate the Company’s product candidates, MCT-465 and MCT-485, in in vitro models for the treatment of primary liver cancer. The mechanism of action of MCT-465 and MCT-485 and their potential selective effect on liver cancer stem cells will also be evaluated. Under the terms of the agreement, the Company will retain exclusive access to the research findings and intellectual property resulting from the research activities preformed by UHN.

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

Three Months Ended February 29, 2012 Compared to the Three Months Ended February 28, 2011

Revenue. Total revenue for the three months ended February 29, 2012 and February 28, 2011 was $12,329 and $12,329, respectively. All of the revenue for the quarters ended February 29, 2012 and February 28, 2011 is from license revenue under agreements with Corning and Pfizer.

Operating Expenses. Total operating expenses for the three months ended February 29, 2012 were $297,870, compared to operating expenses for the three months ended February 28, 2011 of $391,144, representing a decrease of $93,274. This decrease was substantially due to a decrease of $105,009 in the amount of stock-based compensation recognized during the three-month periods for options recently granted by our subsidiary, Xenogenics. As more fully discussed in Note 7 to the accompanying condensed consolidated financial statements, Xenogenics granted options to certain prospective officers and to the members of its scientific advisory board in November 2010 and March 2011. During the three months ended February 28, 2011, share-based compensation included $106,562 related to these recently granted options by Xenogenics. During the three months ended February 29, 2012, share-based compensation included $59,278 related to these options. However, in addition to this decrease in share-based compensation of $47,284, there was a reversal of $57,725 of previously-recognized share-based compensation for one of these options that had performance requirements that were not satisfied prior to the deadline of December 31, 2011 for satisfying the requirements, and that was not replaced by the grant of a new option shortly after forfeiture.

Additionally, there was a decrease in legal, consulting, and other professional fees of $16,865 and an increase in all other remaining operating costs of $19,355.

Other income/(expense). Other income (expense) amounted to net expense of $4,349 for the three months ended February 29, 2012 as compared to net income of $38,349 for the three months ended February 28, 2011. Other income (expense) for the three months ended February 29, 2012 consists of 1) interest expense of $5,850, 2) a gain from the change in fair value of derivative liability of $1,227, and 3) interest income of $274. Other income (expense) for the three months ended February 28, 2011 was composed of 1) revenue recognized from a grant awarded under the U.S. governments’ Qualifying Therapeutic Discovery Project (QTDP) program in the amount of $124,725, 2) interest expense of $5,902, 3) a loss from the change in fair value of derivative liability of $80,924, and 4) interest income of $450.

The QTDP program was created by Congress as part of the Patient Protection and Affordable Care Act, and provides a tax credit or grant equal to eligible costs and expenses for years ending November 30, 2010 and 2011. To be eligible, a therapeutic development project must: 1) have the potential to develop new treatments that address unmet medical needs or chronic and acute diseases; 2) reduce long-term health care costs; 3) represent a significant advance in finding a cure for cancer; 4) advance U.S. competitiveness in the fields of life, biological, and medical sciences; or 5) create or sustain well-paying jobs, either directly or indirectly. The Company received a total grant of $733,437, of which $430,335 pertained to the year ended November 30, 2010 and $303,102 pertained to the year ended November 30, 2011. During the three months ended February 28, 2011, our management identified qualifying expense and recognized $124,725 of grant revenue.

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

Net Loss. Net loss for the three months ended February 29, 2012 was $289,890, as compared to a net loss of $340,466 for the same period in the prior fiscal year, representing a decrease in the net loss of $50,576. The primary reasons for this decrease in net loss in the current period is due to the net effects of the decrease in stock-based compensation as explained above, the difference in the change in fair value of derivative liability for the two periods, offset by the grant revenue during the prior period.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance of debt or equity instruments. The following is a summary of our key liquidity measures at February 29, 2012 and February 28, 2011:

	February 29, 2012	February 28, 2011
Cash and cash equivalents	$504,039	$619,539

Current assets	$512,934	$752,841
Current liabilities	(1,391,362)	(1,838,579)
Working capital deficiency	$(878,428)	$(1,085,738)

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

Commencing in March 2008, the Company has operated on working capital provided by La Jolla Cove Investors, or LJCI, in connection with its exercise of warrants issued to it by the Company (which LJCI must exercise whenever it converts amounts owed under the convertible debenture it holds), all as discussed in more detail below. The warrants are exercisable at $1.09 per share. As of February 29, 2012 there were 6,098,629 shares remaining on the stock purchase warrant. Should LJCI continue to exercise all of its remaining warrants, approximately $6.6 million of cash would be provided to the Company. However, the Debenture Purchase Agreement limits LJCI’s stock ownership in the Company to 9.99% of the outstanding shares of the Company. In August 2011, the Company and LJCI amended the debenture and the warrant agreement to extend the maturity date of the debenture and the expiration date of the warrants to February 28, 2014. The Company expects that LJCI will continue to exercise the warrants and convert the debenture through February 28, 2014, subject to the limitations of the agreement and availability of authorized common stock of the Company. We are also investigating the possible sale or license of certain assets that we did not already license to Corning in October 2007. We are presently pursuing discussions with companies operating in the stem cell research market and the general life science research market.

On July 14, 2006, the Company completed a private placement of Series B convertible preferred stock. A total of 17,000 Series B shares were sold to accredited investors at a price of $100 per share. The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Conversion Price”). The Conversion Price was reduced to 85% of the then applicable Conversion Price as a result of an event of default in the payment of preferred dividends. The Conversion Price is also subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the Conversion Price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options). As a result of these adjustments, the Conversion Price has been reduced to $0.0291 per share as of February 29, 2012. The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion. The Series B preferred stock does not have voting rights. Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued was declared effective by the SEC, the Company paid on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (a) the Wall Street Journal Prime Rate plus 1%, or (b) 9%. In no event is the dividend rate greater than 12% per annum. Subsequent to November 30, 2010, we received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B preferred stock, which in turn terminates the requirement to accrue the related dividends. During the fiscal year ended November 30, 2007, the Company paid $73,800 and redeemed 738 shares of the Series B preferred stock. During the fiscal year ended November 30, 2010, 4,923 shares of the Series B preferred stock were converted into 7,991,883 shares of common stock.

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

The Debentures are convertible at the option of LJCI at any time up to maturity at a conversion price equal to the lesser of the fixed conversion price of $1.00, or 80% of the average of the lowest three daily volume weighted average trading prices per share of our common stock during the twenty trading days immediately preceding the conversion date. The Debentures accrue interest at 4.75% per year payable in cash or our common stock. Through February 29, 2012, interest is being paid in cash on a monthly basis. If paid in stock, the stock will be valued at the rate equal to the conversion price of the Debentures in effect at the time of payment.

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

Cash provided by (used in) operating, investing and financing activities for the three month periods ended February 29, 2012 and February 28, 2011 is as follows:

	February 29, 2012	February 28, 2011
Operating activities	$67	$(364,838)
Investing activities	-	-
Financing activities	98,645	350,000
Net increase (decrease) in cash and cash equivalents	$98,712	$(14,838)

Operating Activities

For the three months ended February 29, 2012, the differences between our net loss and net cash provided by operating activities are due to net non-cash charges totaling $16,945 included in our net loss for stock-based compensation, interest, and change in fair value of derivative liability, plus changes in non-cash working capital totaling $273,012 (principally the collection of the grant receivable of $303,102). For the three months ended February 28, 2011, the differences between our net loss and net cash used in operating activities are due to net non-cash charges totaling $202,899 included in our net loss for stock-based compensation, interest, depreciation, and change in fair value of derivative liability, less changes in non-cash working capital totaling $227,271.

Investing Activities

We had no cash flows from investing activities during the three months ended February 29, 2012 and February 28, 2011.

Financing Activities

During the three months ended February 29, 2012 and February 28, 2011, principal cash flows from financing activities related to LJCI’s payments to us of $98,645 and $350,000, respectively, to be applied towards the exercise of common stock warrants.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 29, 2012 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of February 29, 2012, the following material weaknesses existed:

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

Due to this material weakness, management has concluded that our internal control over financial reporting was not effective as of February 29, 2012.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 29, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

None.

Item 1A: RISK FACTORS

Risks Related To Our Business

Our drug candidates, bioabsorbable stent assets and cellular systems technologies are in the early stages of clinical testing and we have a history of significant losses and may not achieve or sustain profitability.

Our drug candidates are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. Similarly, some of our cellular systems technologies and our subsidiary’s bioabsorbable stent assets are in early stages of development and require further development before they may be commercially viable. We have incurred a substantial accumulated deficit since our inception in 1970. As of February 29, 2012, our accumulated deficit was $41,268,914. Our losses have primarily resulted from significant costs associated with the research and development relating to our cellular systems technologies and other operating costs. We expect to incur increasing losses for at least several years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our drug candidates, and commercialize any approved drugs and as we continue to advance our cellular systems technologies business. If our drug candidates fail in clinical trials or do not gain regulatory approval, or if our drugs, bioabsorbable stent assets and cellular systems technologies do not achieve market acceptance, we will not achieve or maintain profitability. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

We will need substantial additional capital to fund continued business operations and we cannot be sure that additional financing will be available.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended November 30, 2011, relative to our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to obtain additional funding will determine our ability to continue as a going concern. Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors, or LJCI. Under terms of the agreement, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of February 29, , 2012 there are 6,098,629 shares remaining on the stock purchase warrant and a balance of $60,986 remaining on the convertible debenture. If LJCI were to exercise all of its remaining warrants, the Company would receive approximately $6.6 million. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture through February 28, 2014, the amended date that the debenture is due and the warrants expire, subject to the limitations of the agreement and availability of authorized common stock of the Company.

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

We will need additional financing in the future in order to fund continued research and development and to respond to competitive pressures. We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional securities, debt financing and/or the sale or licensing of our technologies. We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources. Although we have raised gross proceeds of $98,645 and $1,210,990 during the three months ended February 29, 2012 and the year ended November 30, 2011, respectively, from the exercise of stock warrants, we do not have any binding commitment with regard to future financing. If adequate funds are not available or are not available on acceptable terms, we may be unable to pursue our therapeutic programs, fund expansion of our cellular technologies business, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

The license agreement with Rutgers requires us to use good faith reasonable efforts to achieve the following development milestones with respect to the licensed intellectual property:

•	raise at least $5 million in equity funding by March 31, 2011, which, despite our good faith efforts, we were not able to raise;

•	restart manufacturing and produce a device by September 30, 2011, which, despite our good faith efforts, we were not able to do;

•	initiate an animal study by March 31, 2012 which, despite our good faith efforts, we were not able to do;

•	make a regulatory submission to support a human use clinical trial by September 30, 2012;

•	initiate a human use clinical trial by September 30, 2013; and

•	make a submission or equivalent for marketing approval for use in humans by September 30, 2014 in at least one of Canada, the European Union Member States, Japan or the United States.

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

Item 4: MINE SAFETY DISCLOSURES

Not applicable.

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

MULTICELL TECHNOLOGIES, INC.

April 16, 2012	By:	/s/ W. Gerald Newmin

W. Gerald Newmin
(Chief Executive Officer and Chief Financial Officer)

