Form 10-Q
period 2012-05-31
MultiCell Technologies, Inc.
filed 2012-07-16
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the quarterly period ended May 31, 2012.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 10, 2012, the issuer had 1,059,128,480 shares of Common Stock, $.01 par value, outstanding.

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 31, 2012	November 30, 2011
ASSETS

Current assets
Cash and cash equivalents	$335,853	$405,327
Grant receivable	-	303,102
Other current assets	9,611	10,598
Total current assets	345,464	719,027

Property and equipment, net of accumulated depreciation of $66,467	-	-

Other assets	1,685	1,685

Total assets	$347,149	$720,712

LIABILITIES AND EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$1,274,470	$1,304,422
Payable to related party	50,000	50,000
Advance from debenture holder	108,035	301,930
Current portion of deferred revenue	49,318	49,318
Total current liabilities	1,481,823	1,705,670

Non-current liabilities
Convertible debentures, net of discount	60,086	59,596
Deferred revenue, net of current portion	523,400	548,059
Derivative liability related to Series B convertible preferred stock	117,022	160,986
Total non-current liabilities	700,508	768,641

Total liabilities	2,182,331	2,474,311

Commitments and contingencies	-	-

Equity (Deficiency)
MultiCell Technologies, Inc. equity (deficiency)
Undesignated preferred stock, $0.01 par value; 963,000 shares authorized	-	-
Series B convertible preferred stock, 17,000 shares designated; 11,339 shares issued and outstanding; liquidation value of $1,377,735	1,349,844	1,349,844
Series I convertible preferred stock, 20,000 shares designated; 5,734 shares issued and outstanding; liquidation value of $573,400	573,400	573,400
Common stock, $0.01 par value; 1,250,000,000 shares authorized; 968,128,480 and 823,385,986 shares issued and outstanding at May 31, 2012 and November 30, 2011, respectively	9,681,285	8,233,860
Additional paid-in capital	29,234,010	30,064,619
Accumulated deficit	(41,647,673)	(40,998,344)
Total MultiCell Technologies, Inc. stockholders' equity (deficiency)	(809,134)	(776,621)
Noncontrolling interests	(1,026,048)	(976,978)
Total equity (deficiency)	(1,835,182)	(1,753,599)

Total liabilities and equity (deficiency)	$347,149	$720,712

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2012	2011	2012	2011

Revenue	$12,330	$12,330	$24,659	$24,659

Operating expenses
Selling, general and administrative	143,035	173,648	368,047	358,769
Research and development	212,398	147,394	272,084	236,442
Stock-based compensation	107,544	534,428	120,716	650,928
Depreciation	-	475	-	950

Total operating expenses	462,977	855,945	760,847	1,247,089

Loss from operations	(450,647)	(843,615)	(736,188)	(1,222,430)

Other income (expense)
Grant revenue	-	104,662	-	229,387
Interest expense	(812)	(5,951)	(6,662)	(11,853)
Change in fair value of derivative liability	42,737	(476,396)	43,964	(557,320)
Interest income	213	410	487	860

Total other income (expense)	42,138	(377,275)	37,789	(338,926)

Net loss	(408,509)	(1,220,890)	(698,399)	(1,561,356)

Less net loss attributable to the noncontrolling interests	(29,750)	(47,720)	(49,070)	(70,130)

Net loss attributable to MultiCell Technologies, Inc.	$(378,759)	$(1,173,170)	$(649,329)	$(1,491,226)

Basic and Diluted Loss Per Common Share	$(0.0004)	$(0.0018)	$(0.0007)	$(0.0025)

Basic and Diluted Weighted-Average Common Shares Outstanding	942,621,233	639,938,822	903,297,226	600,168,478

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)

(Unaudited)

For the Six Months Ended May 31, 2011 and 2012

	Preferred Stock						Additional			Total
	Series B		Series I		Common stock		Paid in	Accumulated	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Interests	(Deficiency)

Balance at November 30, 2010	11,339	$1,349,844	5,734	$573,400	476,746,257	$4,767,463	$31,317,428	$(39,197,686)	$(825,558)	$(2,015,109)

Issuance of common stock for conversion of 4.75% debentures	-	-	-	-	244,556,594	2,445,566	(2,437,991)	-	-	7,575

Issuance of common stock for exercise of warrants	-	-	-	-	757,500	7,575	818,100	-	-	825,675

Stock-based compensation	-	-	-	-	-	-	650,928	-	-	650,928

Net loss	-	-	-	-	-	-	-	(1,491,226)	(70,130)	(1,561,356)

Balance at May 31, 2011	11,339	$1,349,844	5,734	$573,400	722,060,351	$7,220,604	$30,348,465	$(40,688,912)	$(895,688)	$(2,092,287)

Balance at November 30, 2011	11,339	$1,349,844	5,734	$573,400	823,385,986	$8,233,860	$30,064,619	$(40,998,344)	$(976,978)	$(1,753,599)

Issuance of common stock for conversion of 4.75% debentures	-	-	-	-	144,291,494	1,442,915	(1,438,405)	-	-	4,510

Issuance of common stock for exercise of warrants	-	-	-	-	451,000	4,510	487,080	-	-	491,590

Stock-based compensation	-	-	-	-	-	-	120,716	-	-	120,716

Net loss	-	-	-	-	-	-	-	(649,329)	(49,070)	(698,399)

Balance at May 31, 2012	11,339	$1,349,844	5,734	$573,400	968,128,480	$9,681,285	$29,234,010	$(41,647,673)	$(1,026,048)	$(1,835,182)

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	May 31,
	2012	2011
Cash flows from operating activities
Net loss	$(698,399)	$(1,561,356)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	950
Stock-based compensation	120,716	650,928
Interest expense from amortization of discount on convertible debentures	5,000	10,000
Change in fair value of derivative liability	(43,964)	557,320
Changes in assets and liabilities
Grant receivable	303,102	(198,412)
Other current assets	987	(321)
Accounts payable and accrued liabilities	(29,952)	(219,232)
Deferred revenue	(24,659)	(24,658)
Net cash used in operating activities	(367,169)	(784,781)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from the exercise of stock warrants	491,590	825,675
Advance from debenture holder	(193,895)	(25,675)
Net cash provided by financing activities	297,695	800,000
Net increase (decrease) in cash and cash equivalents	(69,474)	15,219
Cash and cash equivalents at beginning of period	405,327	634,377
Cash and cash equivalents at end of period	$335,853	$649,596

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,711	$1,912
Noncash Investing and Financing Activities:
Issuance of common stock for conversion of 4.75% debentures	4,510	7,575

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell Technologies, Inc. and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended November 30, 2011 previously filed with the SEC. The results of operations for the three-month and six-month periods ended May 31, 2012 are not necessarily indicative of the operating results for the fiscal year ending November 30, 2012. The condensed consolidated balance sheet as of November 30, 2011 has been derived from the Company’s audited consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of May 31, 2012, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $41,647,673. The Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, the Company’s therapeutic for the treatment of fatigue in multiple sclerosis patients. Management is evaluating several sources of financing for its clinical trial program. Additionally, with its strategic shift in focus to therapeutic programs and technologies, management expects the Company’s future cash requirements to increase significantly as it advances the Company’s therapeutic programs into clinical trials. Until the Company is successful in raising additional funds, it may have to prioritize its therapeutic programs and delays may be necessary in some of the Company’s development programs.

Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors (LJCI). As further described in Note 3 to these condensed consolidated financial statements, under terms of the agreement, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of May 31, 2012, there are 6,008,629 shares remaining on the stock purchase warrant and a balance of $60,086 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants, approximately $6.5 million of cash would be provided to the Company. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture through February 28, 2014, the date that the debenture is due and the warrants expire, subject to the limitations of the agreement and the availability of authorized common stock of the Company.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price. The Conversion Price is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert. LJCI converted $4,510 and $7,575 of the Debenture into 144,291,494 and 244,556,594 shares, respectively, of common stock during the six months ended May 31, 2012 and 2011. Simultaneously with these conversions, LJCI exercised warrants to purchase 451,000 shares and 757,500 shares of the Company’s common stock during the six months ended May 31, 2012 and 2011, respectively. Proceeds from the exercise of the warrants were $491,590 and $825,675 for the six months ended May 31, 2012 and 2011, respectively. At times, LJCI makes advances to the Company prior to the exercise of warrants. At May 31, 2012 and November 30, 2011, LJCI had advanced $108,035 and $301,930, respectively, to the Company in advance of LJCI’s exercise of warrants.

As of May 31, 2012, the remainder of the Debenture in the amount of $60,086 could have been converted by LJCI into approximately 3.0 billion shares of common stock, which would require LJCI to simultaneously exercise and purchase all of the remaining 6,008,629 shares of common stock under the LJCI Warrant at $1.09 per share. As of November 30, 2011, the balance of the Debenture was $64,596. For the Debenture, upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the Debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. After February 28, 2008, the Company, at its sole discretion, has the right, without limitation or penalty, to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

A discount representing the value of 10 million warrants issued in the amount of $73,727 was recorded as a reduction to the note. The discount was calculated based on the relative fair values of the Debenture and the warrants. The fair value of the warrants used in the above calculation was determined under the Black-Scholes option-pricing model. Additionally, based on the excess of the aggregate fair value of the common shares that would have been issued if the Debenture had been converted immediately over the proceeds allocated to the Debenture, the investors received a beneficial conversion feature for which the Company recorded an increase in additional paid-in-capital of $26,273 and a corresponding discount to the Debenture. These discounts, in the aggregate amount of $100,000, were amortized over the original 60-month term of the Debenture as a charge to interest expense. The discount is fully amortized as of May 31, 2012 and the balance of the unamortized discount was $5,000 at November 30, 2011.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued was declared effective by the SEC, the Company was required to pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of the Wall Street Journal Prime Rate plus 1%, or 9%. In no event was the dividend rate to be greater than 12% per annum. The dividend was payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first day of that month. In the event the Company did not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares was reduced to 85% of the otherwise applicable conversion price. The Company did not pay the required monthly Series B preferred dividends since November 30, 2006, which, in part, has caused the conversion price to be reduced. Subsequent to November 30, 2010, the Company received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B preferred stock, which in turn terminated the requirement to accrue the related dividends. Accordingly, no dividends have been accrued since November 30, 2010. Total accrued but unpaid preferred dividends recorded in the accompanying condensed consolidated balance sheet as of May 31, 2012 and November 30, 2011 are $580,672, of which $243,835 are recorded in permanent equity with the Series B preferred stock and $336,837 are recorded as a current liability with accounts payable and accrued expenses.

The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by the conversion price. The conversion price was originally $0.32 per share. Upon the occurrence of an event of default (as defined in the agreement), the conversion price of the Series B shares shall be reduced to 85% of the then applicable conversion price of such shares. The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the conversion price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options). As a result of the Company issuing common stock upon conversion of convertible debentures and upon the exercise of warrants both at prices lower than the conversion price, and due to the Company not paying Series B dividends on a monthly basis, the conversion price of the Series B preferred stock has been reduced to $0.0281 per share as of May 31, 2012. The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion.

Effective December 1, 2009, the Company adopted new accounting provisions for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. These provisions apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by standards for accounting for derivative instruments and hedging activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The Company determined that the conversion feature to allow the holders of the Series B convertible preferred stock to acquire common shares is an embedded derivative that no longer qualified as equity under the new accounting guidance. As of May 31, 2012 and November 30, 2011 there were 11,339 shares of Series B preferred stock that were convertible into 40,352,313 and 34,996,914 shares of common stock, respectively. The fair value of the conversion feature was estimated at $117,022 ($0.0029 per share) and $160,986 ($0.0046 per share) at May 31, 2012 and November 30, 2011, respectively. The fair value of the embedded conversion feature was estimated using the Black-Scholes option-pricing model using the following assumptions:

	May 31, 2012	February 29, 2012	November 30, 2011

Fair value of common stock	$0.0031	$0.0044	$0.0049
Conversion price of preferred stock	$0.0281	$0.0291	$0.0324
Risk free interest rate	1.59%	1.98%	2.08%
Expected life	10 Years	10 Years	10 Years
Dividend yield	-	-	-
Volatility	140%	140%	140%

The fair value of the conversion feature decreased by $42,737 and by $43,964 during the three months and six months ended May 31, 2012, respectively, which has been recorded as a gain from the change in the fair value of the derivative liability. The fair value of the conversion feature increased by $476,396 and by $557,320 during the three months and six months ended May 31, 2011, respectively, which has been recorded as a loss from the change in the fair value of the derivative liability.

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

NOTE 6. LICENSE AGREEMENTS AND DEFERRED REVENUE

On October 9, 2007, MultiCell Technologies, Inc. (“MultiCell”) executed an exclusive license and purchase agreement (the “Agreement”) with Corning Incorporated (“Corning”) of Corning, New York. Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell MultiCell’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (ADME/Tox assays). MultiCell retained and will continue to support its existing licensee, Pfizer. MultiCell retains the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays. MultiCell also retains rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to produce therapeutic proteins using the Company’s BioFactories™ technology, to identify drug targets and for other applications related to the Company’s internal drug development programs. Corning paid MultiCell $750,000 in consideration for the license granted. The Company is recognizing the income ratably over a 17 year period. The Company recognized $11,030 and $22,059, respectively, in income for the three months and six months ended May 31, 2012 and 2011. The balance of deferred revenue from this license is $544,118 at May 31, 2012 and will be amortized into revenue through October 2024.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company has another license agreement with Pfizer, for which revenue is being deferred. The Company recognized revenue from the agreement with Pfizer in the amount of $1,300 and $2,600 for the three months and six months ended May 31, 2012 and 2011, respectively. The balance of deferred revenue from the agreement with Pfizer is $28,600 at May 31, 2012, which will be amortized into revenue through January 2018.

NOTE 7. STOCK COMPENSATION PLANS

On July 11, 2011, at the Company’s Annual Meeting of Stockholders, the stockholders approved an amendment to increase the number of shares reserved under the 2004 Equity Incentive Plan to a total of 70,974,213 shares. Additionally, an annual increase in the number of shares reserved under the plan was approved and certain prior increases in the number of shares reserved for issuance under the plan were ratified. The purpose of the 2004 Plan is to provide a means by which eligible recipients of stock awards may be given the opportunity to benefit from increases in the value of the common stock through granting of incentive stock options (ISO), non-statutory stock options, stock purchase awards, stock bonus awards, stock appreciation rights, stock unit awards and other stock awards. As amended, there are 54,305,266 shares of common stock available for future awards under the 2004 Plan at May 31, 2012.

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

A summary of the status of stock options granted by MultiCell at May 31, 2012, and changes during the six months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at November 30, 2011	18,268,947	$0.0121	3.4 years	$-
Granted	-	-
Exercised	-	-
Expired	(100,000)	0.2000

Outstanding at May 31, 2012	18,168,947	$0.0111	3.0 years	$-

Exercisable at May 31, 2012	16,698,391	$0.0112	2.9 years	$-

There were no options granted by MultiCell during the six months ended May 31, 2012 or 2011.

For the three months ended May 31, 2012 and 2011, MultiCell reported stock-based compensation expense for services related to stock options of $11,619 and $9,938, respectively. For the six months ended May 31, 2012 and 2011, MultiCell reported stock-based compensation expense for services related to stock options of $23,238 and $19,876, respectively. As of May 31, 2012, there is approximately $7,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 0.57 years. The intrinsic values at May 31, 2012 are based on a closing price of $0.0031.

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

For the three months ended May 31, 2012, Xenogenics reported stock-based compensation expense for options of $95,925. For the six months ended May 31, 2012, Xenogenics reported stock-based compensation expense for options of $155,203, less the reversal of previously recognized stock-based compensation in the amount of $57,725, for net stock-based compensation of $97,478. For the three months and six months ended May 31 2011, Xenogenics reported stock-based compensation of $524,490 and $631,052, respectively. As of May 31, 2012, there is approximately $320,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 0.89 years.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. STOCK WARRANTS

Since the Company’s inception, it has financed its operations primarily through the issuance of debt or equity instruments, which have often included the issuance of warrants to purchase the Company’s common stock.

As further described in Note 3 to these condensed consolidated financial statements, the Company entered into a Securities Purchase Agreement with La Jolla Cove Investors (LJCI) on February 28, 2007 pursuant to which the Company agreed to sell a convertible debenture in the principal amount of $100,000. In connection with this debenture, the Company issued LJCI a warrant to purchase up to 10 million shares of our common stock at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007. Pursuant to the terms of this warrant, upon the conversion of any portion of the principal amount of the related debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the debenture being converted. Therefore, for each $1,000 of the principal converted, LJCI would be required to simultaneously purchase 100,000 shares under the warrant at $1.09 per share. During the six months ended May 31, 2012, LJCI exercised warrants to purchase 451,000 shares of the Company’s common stock, resulting in proceeds to the Company of $491,590. During the six months ended May 31, 2011, LJCI exercised warrants to purchase 757,500 shares of the Company’s common stock, resulting in proceeds to the Company of $825,675.

A summary of the status of warrants at May 31, 2012, and changes during the six months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at November 30, 2011	10,792,030	$0.7769	3.0 years	$-
Issued	-	-
Exercised	(451,000)	1.0900
Expired	(100,000)	0.2875

Outstanding at May 31, 2012	10,241,030	$0.7678	2.6 years	$-

NOTE 9. LOSS PER SHARE

Basic loss per share is computed on the basis of the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed on the basis of the weighted-average number of common shares and all dilutive potentially issuable common shares outstanding during the year. Common stock issuable upon conversion of debt and preferred stock, or exercise of stock options and stock warrants have not been included in the loss per share for the three months and six months ended May 31, 2012 and 2011 as they are anti-dilutive.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The potential common shares as of May 31, 2012 and 2011 are as follows:

	2012	2011

Warrants	10,241,030	21,645,529
Stock options	18,168,947	13,108,947
Series B Convertible Preferred Stock	40,352,313	31,236,915
Series I Convertible Preferred Stock	2,293,600	2,293,600
LJCI Debenture	2,980,207,591	2,074,976,288

	3,051,263,481	2,143,261,279

The Company does not currently have sufficient authorized shares of common stock to meet the commitments entered into under the Debenture and the related LJCI Warrants. As further discussed in Note 3, upon the conversion of any portion of the remaining $60,086 principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the remaining 6,008,629 warrant shares equal to the percentage of the dollar amount of the Debenture being converted. The agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding common shares of the Company. Furthermore, the Company has the right to redeem that portion of the Debenture that the holder may elect to convert and also has the right to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

NOTE 10. QUALIFYING THERAPEUTIC DISCOVERY PROJECT GRANT

On October 29, 2010, the Company received notification from the Department of Treasury that it had been awarded a total cash grant of $733,437 under the Qualifying Therapeutic Discovery Project (“QTDP”) program. The QTDP program was created by Congress as part of the Patient Protection and Affordable Care Act, and provides a grant or tax credit equal to 50% of qualified investment for the Company’s fiscal years ending November 30, 2010 and 2011. Of the total grant, $430,335 and $303,102 related to qualifying expenses incurred during the years ended November 30, 2010 and 2011, respectively. For the three months and six months ended May 31, 2011, the Company recognized $104,662 and $229,387, respectively, of grant revenue as other income as the corresponding expenses were incurred. During the three months ended February 29, 2012, the Company collected proceeds totaling $303,102 of the grant related to the year ended November 30, 2011.

The funds were granted in connection with the Company’s projects MCT-465 and MCT-475 drug development programs for the treatment of cancer and MCT-125 drug development for the treatment of fatigue in multiple sclerosis patients.

NOTE 11. FAIR VALUE MEASUREMENTS

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the Company and reflect those assumptions that a market participant would use.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Liabilities measured at fair value on a recurring basis at May 31, 2012 and November 30, 2011 are summarized as follows:

	May 31, 2012				November 30, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$117,022	$-	$117,022	$-	$160,986	$-	$160,986

As further described in Note 4, the fair value of the derivative liability is determined using the Black-Scholes pricing model.

NOTE 12. SUBSEQUENT EVENTS

Stock Issued for Conversion of Debenture and Exercise of Warrants

As more fully discussed in Note 4 to these consolidated financial statements, the Company sold a convertible debenture to La Jolla Cove Investors, Inc. (LJCI) and issued LJCI a stock warrant in connection with the convertible debenture. Between June 1, 2012 and July 10, 2012, LJCI converted $1,820 of the 4.75% debenture into 90,818,000 shares of common stock. Simultaneously with the conversions of the debenture, LJCI was required to exercise warrants to purchase 182,000 shares of common stock at $1.09 per share. The total proceeds from the exercise of the warrants were $198,380.

Stock Options

On June 1, 2012, the Board of Directors granted an option to each of the five directors to purchase one million shares of the Company’s common stock at $0.0032 per share, the closing price of the Company’s common stock on the date of grant. The options vest quarterly over one year, subject to continuing service as a director on such dates, and expire five years after grant. Additionally, the Board of Directors granted an option to an employee to purchase 1,000,000 shares of common stock at $0.0032 per share. This option vests monthly over three years, subject to continuing service as an employee, and expires five years after grant.

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

Three Months Ended May 31, 2012 Compared to the Three Months Ended May 31, 2011

Revenue. Total revenue for the three months ended May 31, 2012 and 2011 was $12,330 and $12,330, respectively. All of the revenue for the quarters ended May 31, 2012 and 2011 is from license revenue under agreements with Corning and Pfizer.

Operating Expenses. Total operating expenses for the three months ended May 31, 2012 were $462,977, compared to operating expenses for the three months ended May 31, 2011 of $855,945, representing a decrease of $392,968. This decrease was substantially due to a decrease of $426,884 in the amount of stock-based compensation, offset by an increase in legal, consulting, and other professional fees of $35,153. Substantially all of the decrease in stock-based compensation relates to the options granted by our subsidiary, Xenogenics. As more fully discussed in Note 7 to the accompanying condensed consolidated financial statements, Xenogenics granted options to certain prospective officers and to the members of its scientific advisory board in November 2010, March 2011, and February 2012. During the three months ended May 31, 2011, stock-based compensation included $524,490 related to these options granted by Xenogenics. During the three months ended May 31, 2012, stock-based compensation included $95,925 related to these options. The decrease between the two periods relates to the vesting patterns of the option granted and the number of options that are vested in each period.

Other income/(expense). Other income (expense) amounted to net income of $42,138 for the three months ended May 31, 2012 as compared to net expense of $377,275 for the three months ended May 31, 2011. Other income (expense) for the three months ended May 31, 2012 consists of 1) interest expense of $812, 2) a gain from the change in fair value of derivative liability of $42,737, and 3) interest income of $213. Other income (expense) for the three months ended May 31, 2011 was composed of 1) revenue recognized from a grant awarded under the U.S. government’s Qualifying Therapeutic Discovery Project (QTDP) program in the amount of $104,662, 2) interest expense of $5,951, 3) a loss from the change in fair value of derivative liability of $476,396, and 4) interest income of $410.

The QTDP program was created by Congress as part of the Patient Protection and Affordable Care Act, and provides a tax credit or grant equal to eligible costs and expenses for years ending November 30, 2010 and 2011. To be eligible, a therapeutic development project must: 1) have the potential to develop new treatments that address unmet medical needs or chronic and acute diseases; 2) reduce long-term health care costs; 3) represent a significant advance in finding a cure for cancer; 4) advance U.S. competitiveness in the fields of life, biological, and medical sciences; or 5) create or sustain well-paying jobs, either directly or indirectly. The Company received a total grant of $733,437, of which $430,335 pertained to the year ended November 30, 2010 and $303,102 pertained to the year ended November 30, 2011. During the three months ended May 31, 2011, our management identified qualifying expenses and recognized $104,662 of grant revenue.

Interest expense principally includes interest on the 4.75% debentures, including amortization of discount during the three months ended May 31, 2011.

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

Net Loss. Net loss for the three months ended May 31, 2012 was $408,509, as compared to a net loss of $1,220,890 for the same period in the prior fiscal year, representing a decrease in the net loss of $812,381. The primary reasons for this decrease in net loss in the current period is due to the net effects of the decrease in stock-based compensation as explained above, the difference in the change in fair value of derivative liability for the two periods, offset by the grant revenue during the prior period.

Six Months Ended May 31, 2012 Compared to the Six Months Ended May 31, 2011

Revenue. Total revenue for the six months ended May 31, 2012 and 2011 was $24,659 and $24,659, respectively. All of the revenue for the six months ended May 31, 2012 and 2011 is from license revenue under agreements with Corning and Pfizer.

Operating Expenses. Total operating expenses for the six months ended May 31, 2012 were $760,847, compared to operating expenses for the six months ended May 31, 2011 of $1,247,089, representing a decrease of $486,242. This decrease was substantially due to a decrease of $530,212 in the amount of stock-based compensation, offset by an increase in legal, consulting, and other professional fees of $18,288 and an increase in other general and administrative expenses of $25,682. Substantially all of the decrease in stock-based compensation relates to the options granted by our subsidiary, Xenogenics. As more fully discussed in Note 7 to the accompanying condensed consolidated financial statements, Xenogenics granted options to certain prospective officers and to the members of its scientific advisory board in November 2010, March 2011, and February 2012. During the six months ended May 31, 2011, stock-based compensation included $631,052 related to these options granted by Xenogenics. During the three months ended May 31, 2012, stock-based compensation included $155,203 related to these options. However, in addition to this decrease in stock-based compensation of $475,849, there was a reversal of $57,725 of previously-recognized share-based compensation for one of these options that had performance requirements that were not satisfied prior to the deadline of December 31, 2011 for satisfying the requirements, and that was not replaced by the grant of a new option shortly after forfeiture. The decrease between the two periods relates to the vesting patterns of the option granted and the number of options that are vested in each period.

Other income/(expense). Other income (expense) amounted to net income of $37,789 for the six months ended May 31, 2012 as compared to net expense of $338,926 for the six months ended May 31, 2011. Other income (expense) for the six months ended May 31, 2012 consists of 1) interest expense of $6,662, 2) a gain from the change in fair value of derivative liability of $43,964, and 3) interest income of $487. Other income (expense) for the six months ended May 31, 2011 was composed of 1) revenue recognized from a grant awarded under the U.S. government’s Qualifying Therapeutic Discovery Project (QTDP) program in the amount of $229,387, 2) interest expense of $11,853, 3) a loss from the change in fair value of derivative liability of $557,320, and 4) interest income of $860.

The QTDP program was created by Congress as part of the Patient Protection and Affordable Care Act, and provides a tax credit or grant equal to eligible costs and expenses for years ending November 30, 2010 and 2011. To be eligible, a therapeutic development project must: 1) have the potential to develop new treatments that address unmet medical needs or chronic and acute diseases; 2) reduce long-term health care costs; 3) represent a significant advance in finding a cure for cancer; 4) advance U.S. competitiveness in the fields of life, biological, and medical sciences; or 5) create or sustain well-paying jobs, either directly or indirectly. The Company received a total grant of $733,437, of which $430,335 pertained to the year ended November 30, 2010 and $303,102 pertained to the year ended November 30, 2011. During the six months ended May 31, 2011, our management identified qualifying expenses and recognized $229,387 of grant revenue.

Interest expense principally includes interest on the 4.75% debentures, including amortization of discount through February 28, 2012, the end of the original term of the debentures.

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

Net Loss. Net loss for the six months ended May 31, 2012 was $698,399, as compared to a net loss of $1,561,356 for the same period in the prior fiscal year, representing a decrease in the net loss of $862,957. The primary reasons for this decrease in net loss in the current period is due to the net effects of the decrease in stock-based compensation as explained above, the difference in the change in fair value of derivative liability for the two periods, offset by the grant revenue during the prior period.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance of debt or equity instruments. The following is a summary of our key liquidity measures at May 31, 2012 and 2011:

	May 31, 2012	May 31, 2011
Cash and cash equivalents	$335,853	$649,596

Current assets	$345,464	$888,235
Current liabilities	(1,481,823)	(1,772,393)
Working capital deficiency	$(1,136,359)	$(884,158)

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

Commencing in March 2008, the Company has operated on working capital provided by La Jolla Cove Investors, or LJCI, in connection with its exercise of warrants issued to it by the Company (which LJCI must exercise whenever it converts amounts owed under the convertible debenture it holds), all as discussed in more detail below. The warrants are exercisable at $1.09 per share. As of May 31, 2012 there were 6,008,629 shares remaining on the stock purchase warrant. Should LJCI continue to exercise all of its remaining warrants, approximately $6.5 million of cash would be provided to the Company. However, the Debenture Purchase Agreement limits LJCI’s stock ownership in the Company to 9.99% of the outstanding shares of the Company. In August 2011, the Company and LJCI amended the debenture and the warrant agreement to extend the maturity date of the debenture and the expiration date of the warrants to February 28, 2014. The Company expects that LJCI will continue to exercise the warrants and convert the debenture through February 28, 2014, subject to the limitations of the agreement and availability of authorized common stock of the Company. We are also investigating the possible sale or license of certain assets that we did not already license to Corning in October 2007. We are presently pursuing discussions with companies operating in the stem cell research market and the general life science research market.

On July 14, 2006, the Company completed a private placement of Series B convertible preferred stock. A total of 17,000 Series B shares were sold to accredited investors at a price of $100 per share. The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Conversion Price”). The Conversion Price was reduced to 85% of the then applicable Conversion Price as a result of an event of default in the payment of preferred dividends. The Conversion Price is also subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the Conversion Price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options). As a result of these adjustments, the Conversion Price has been reduced to $0.0281 per share as of May 31, 2012. The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion. The Series B preferred stock does not have voting rights. Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued was declared effective by the SEC, the Company paid on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (a) the Wall Street Journal Prime Rate plus 1%, or (b) 9%. In no event is the dividend rate greater than 12% per annum. Subsequent to November 30, 2010, we received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B preferred stock, which in turn terminates the requirement to accrue the related dividends. During the fiscal year ended November 30, 2007, the Company paid $73,800 and redeemed 738 shares of the Series B preferred stock. During the fiscal year ended November 30, 2010, 4,923 shares of the Series B preferred stock were converted into 7,991,883 shares of common stock.

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

The Debentures are convertible at the option of LJCI at any time up to maturity at a conversion price equal to the lesser of the fixed conversion price of $1.00, or 80% of the average of the lowest three daily volume weighted average trading prices per share of our common stock during the twenty trading days immediately preceding the conversion date. The Debentures accrue interest at 4.75% per year payable in cash or our common stock. Through May 31, 2012, interest is being paid in cash on a monthly basis. If paid in stock, the stock will be valued at the rate equal to the conversion price of the Debentures in effect at the time of payment.

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

Cash provided by (used in) operating, investing and financing activities for the six month periods ended May 31, 2012 and 2011 is as follows:

	May 31, 2012	May 31, 2011
Operating activities	$(367,169)	$(784,781)
Investing activities	-	-
Financing activities	297,695	800,000
Net increase (decrease) in cash and cash equivalents	$(69,474)	$15,219

Operating Activities

For the six months ended May 31, 2012, the differences between our net loss and net cash used in operating activities are due to net non-cash charges totaling $81,752 included in our net loss for stock-based compensation, interest, and change in fair value of derivative liability, plus changes in non-cash working capital totaling $249,478 (principally the collection of the grant receivable of $303,102). For the six months ended May 31, 2011, the differences between our net loss and net cash used in operating activities are due to net non-cash charges totaling $1,219,198 included in our net loss for stock-based compensation, interest, depreciation, and change in fair value of derivative liability, less changes in non-cash working capital totaling $442,623.

Investing Activities

We had no cash flows from investing activities during the six months ended May 31, 2012 and 2011.

Financing Activities

During the six months ended May 31, 2012 and 2011, principal cash flows from financing activities related to LJCI’s payments to us of $297,695 and $800,000, respectively, to be applied towards the exercise of common stock warrants.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2012 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of May 31, 2012, the following material weaknesses existed:

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

Due to this material weakness, management has concluded that our internal control over financial reporting was not effective as of May 31, 2012.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

None.

Item 1A: RISK FACTORS

Risks Related To Our Business

Our drug candidates, bioabsorbable stent assets and cellular systems technologies are in the early stages of clinical testing and we have a history of significant losses and may not achieve or sustain profitability.

Our drug candidates are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. Similarly, some of our cellular systems technologies and our subsidiary’s bioabsorbable stent assets are in early stages of development and require further development before they may be commercially viable. We have incurred a substantial accumulated deficit since our inception in 1970. As of May 31, 2012, our accumulated deficit was $41,647,673. Our losses have primarily resulted from significant costs associated with the research and development relating to our cellular systems technologies and other operating costs. We expect to incur increasing losses for at least several years, as we continue our research activities and conduct development of, and seek regulatory approvals for, our drug candidates, and commercialize any approved drugs and as we continue to advance our cellular systems technologies business. If our drug candidates fail in clinical trials or do not gain regulatory approval, or if our drugs, bioabsorbable stent assets and cellular systems technologies do not achieve market acceptance, we will not achieve or maintain profitability. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

We will need substantial additional capital to fund continued business operations and we cannot be sure that additional financing will be available.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the year ended November 30, 2011, relative to our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to obtain additional funding will determine our ability to continue as a going concern. Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors, or LJCI. Under terms of the agreement, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of May 31, 2012 there are 6,008,629 shares remaining on the stock purchase warrant and a balance of $60,086 remaining on the convertible debenture. If LJCI were to exercise all of its remaining warrants, the Company would receive approximately $6.5 million. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture through February 28, 2014, the amended date that the debenture is due and the warrants expire, subject to the limitations of the agreement and availability of authorized common stock of the Company.

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

We will need additional financing in the future in order to fund continued research and development and to respond to competitive pressures. We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional securities, debt financing and/or the sale or licensing of our technologies. We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources. Although we have raised gross proceeds of $297,695 and $1,275,070 during the six months ended May 31, 2012 and the year ended November 30, 2011, respectively, from the exercise of stock warrants, we do not have any binding commitment with regard to future financing. If adequate funds are not available or are not available on acceptable terms, we may be unable to pursue our therapeutic programs, fund expansion of our cellular technologies business, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3: DEFAULTS UPON SENIOR SECURITIES

None.

Item 4: MINE SAFETY DISCLOSURES

Not applicable.

Item 5: OTHER INFORMATION

None.

Item 6: EXHIBITS:

Exhibit Number	Exhibit Description

3.1 (1)	Certificate of Incorporation, as filed on April 28, 1970.
3.2 (1)	Certificate of Amendment, as filed on October 27, 1986.
3.3 (1)	Certificate of Amendment, as filed on August 24, 1989.
3.4 (1)	Certificate of Amendment, as filed on July 31, 1991.
3.5 (1)	Certificate of Amendment, as filed on August 14, 1991.
3.6 (1)	Certificate of Amendment, as filed on June 13, 2000.
3.7 (1)	Certificate of Amendment, as filed May 18, 2005.
3.8 (1)	Certificate of Correction, as filed June 2, 2005.
3.9 (2)	Certificate of Amendment, as filed September 1, 2010.
3.10 (3)	Certificate of Amendment, as filed July 13, 2011.
3.11 (1)	Bylaws, as amended May 18, 2005.
3.12 (1)	Specimen Stock Certificate.
4.1 (4)	Certificate of Designations of Preferences and Rights of Series I Convertible Preferred Stock, as filed on July 13, 2004.
4.2 (5)	Certificate of Designation of Series B Convertible Preferred Stock, as filed on July 14, 2006.
4.3 (6)	Debenture Purchase Agreement between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc. dated February 28, 2007.
4.4 (6)	Registration Rights Agreement between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc. dated February 28, 2007.
4.5 (6)	Stock Pledge Agreement dated February 28, 2007.
4.6 (6)	7 ¾ % Convertible Debenture for $1,000,000 issued by Multicell Technologies, Inc. to La Jolla Cove Investors, Inc.
4.7 (6)	Escrow Letter dated February 28, 2007 from La Jolla Cove Investors, Inc.
4.8 (6)	Letter dated February 28, 2007 from La Jolla Cove Investors, Inc.
4.9 (6)	Securities Purchase Agreement between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc. dated February 28, 2007.
4.10 (6)	4 ¾ % Convertible Debenture for $100,000 issued by Multicell Technologies, Inc. to La Jolla Cove Investors, Inc.
4.11 (6)	Warrant to Purchase Common Stock dated February 28, 2007.
4.12 (6)	Letter dated February 28, 2007 to Multicell Technologies, Inc. from La Jolla Cove Investors, Inc.
4.13 (7)	Form of Warrant to Purchase Common Stock (Cashless Exercise) dated July 14, 2006 issued by Multicell Technologies, Inc. to Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.
4.14 (7)	Form of Warrant to Purchase Common Stock (Cash Exercise), dated July 14, 2006, issued by Multicell Technologies, Inc. to Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.
4.15 (7)	Form of Registration Rights Agreement dated July 14, 2006 by and between Multicell Technologies, Inc. and Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.
4.16 (7)	Form of Shares of Series B Convertible Preferred Stock and Common Stock Warrants Subscription Agreement dated July 14, 2006 by and between Multicell Technologies, Inc. and Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.
10.1 (6)	Debenture Purchase Agreement between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc. dated February 28, 2007.
10.2 (6)	Warrant to Purchase Common Stock dated February 28, 2007.
10.3 (8)	Addendum to Convertible Debenture and Equity Investment Agreement, by and between MultiCell Technologies, Inc. and La Jolla Cove Investors, dated as of August 16, 2011.
10.4 (9)	Sponsored Research Agreement, dated as of July 5, 2011, by and between MultiCell Technologies, Inc., and University Health Network. +
10.5 (10)	Amendment to Foreclosure Sale Agreement, dated as of September 30, 2010, by and among Xenogenics Corporation, Venture Lending & Leasing IV, Inc., Venture Lending & Leasing V, Inc. and Silicon Valley Bank, dated as of September 30, 2011.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302. *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

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

MULTICELL TECHNOLOGIES, INC.

July 16, 2012	By:	/s/ W. Gerald Newmin
W. Gerald Newmin (Chief Executive Officer and Chief Financial Officer)

