Form 10-Q
period 2012-08-31
MultiCell Technologies, Inc.
filed 2012-10-15
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2012.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)     Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 8, 2012, the issuer had 1,243,873,779 shares of Common Stock, $.01 par value, outstanding.

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 31,	November 30,
	2012	2011
ASSETS

Current assets
Cash and cash equivalents	$304,169	$405,327
Grant receivable	-	303,102
Other current assets	10,293	10,598
Total current assets	314,462	719,027

Property and equipment, net of accumulated depreciation of $66,467	-	-

Other assets	1,685	1,685

Total assets	$316,147	$720,712

LIABILITIES AND EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$1,333,286	$1,304,422
Payable to related party	50,000	50,000
Advance from debenture holder	-	301,930
Current portion of deferred revenue	49,318	49,318
Total current liabilities	1,432,604	1,705,670

Non-current liabilities
Convertible debentures, net of discount	57,306	59,596
Deferred revenue, net of current portion	511,071	548,059
Derivative liability related to Series B convertible preferred stock	56,460	160,986
Total non-current liabilities	624,837	768,641

Total liabilities	2,057,441	2,474,311

Commitments and contingencies	-	-

Equity (Deficiency)
MultiCell Technologies, Inc. equity (deficiency)
Undesignated preferred stock, $0.01 par value; 963,000 shares authorized	-	-
Series B convertible preferred stock, 17,000 shares designated; 11,339 shares issued and outstanding; liquidation value of $1,377,735	1,349,844	1,349,844
Series I convertible preferred stock, 20,000 shares designated; 5,734 shares issued and outstanding; liquidation value of $573,400	573,400	573,400
Common stock, $0.01 par value; 3,000,000,000 shares authorized; 1,148,051,557 and 823,385,986 shares issued and outstanding at August 31, 2012 and November 30, 2011, respectively	11,480,516	8,233,860
Additional paid-in capital	27,846,025	30,064,619
Accumulated deficit	(41,942,260)	(40,998,344)
Total MultiCell Technologies, Inc. stockholders' equity (deficiency)	(692,475)	(776,621)
Noncontrolling interests	(1,048,819)	(976,978)
Total equity (deficiency)	(1,741,294)	(1,753,599)

Total liabilities and equity (deficiency)	$316,147	$720,712

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2012	2011	2012	2011

Revenue	$12,329	$12,329	$36,988	$36,988

Operating expenses
Selling, general and administrative	207,913	209,570	575,960	568,339
Research and development	77,734	204,906	349,818	441,348
Stock-based compensation	105,446	173,290	226,162	824,218
Depreciation	-	68	-	1,018

Total operating expenses	391,093	587,834	1,151,940	1,834,923

Loss from operations	(378,764)	(575,505)	(1,114,952)	(1,797,935)

Other income (expense)
Grant revenue	-	73,715	-	303,102
Interest expense	(762)	(5,871)	(7,424)	(17,724)
Change in fair value of derivative liability	60,562	381,517	104,526	(175,803)
Gain on disposition of equipment	1,500	-	1,500	-
Interest income	106	617	593	1,477

Total other income (expense)	61,406	449,978	99,195	111,052

Net loss	(317,358)	(125,527)	(1,015,757)	(1,686,883)

Less net loss attributable to the noncontrolling interests	(22,771)	(19,052)	(71,841)	(89,182)

Net loss attributable to MultiCell Technologies, Inc.	$(294,587)	$(106,475)	$(943,916)	$(1,597,701)

Basic and Diluted Loss Per Common Share	$(0.0003)	$(0.0001)	$(0.0010)	$(0.0024)

Basic and Diluted Weighted-Average
Common Shares Outstanding	1,065,058,664	770,658,629	957,413,780	657,413,346

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)

(Unaudited)

For the Nine Months Ended August 31, 2011 and 2012

	Preferred Stock						Additional			Total
	Series B		Series I		Common stock		Paid in	Accumulated	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Interests	(Deficiency)

Balance at November 30, 2010	11,339	$1,349,844	5,734	$573,400	476,746,257	$4,767,463	$31,317,428	$(39,197,686)	$(825,558)	$(2,015,109)

Issuance of common stock for conversion of 4.75% debentures	-	-	-	-	307,751,871	3,077,518	(3,067,868)	-	-	9,650

Issuance of common stock for exercise of warrants	-	-	-	-	965,000	9,650	1,042,200	-	-	1,051,850

Stock-based compensation	-	-	-	-	-	-	824,218	-	-	824,218

Net loss	-	-	-	-	-	-	-	(1,597,701)	(89,182)	(1,686,883)

Balance at August 31, 2011	11,339	$1,349,844	5,734	$573,400	785,463,128	$7,854,631	$30,115,978	$(40,795,387)	$(914,740)	$(1,816,274)

Balance at November 30, 2011	11,339	$1,349,844	5,734	$573,400	823,385,986	$8,233,860	$30,064,619	$(40,998,344)	$(976,978)	$(1,753,599)

Issuance of common stock for conversion of 4.75% debentures	-	-	-	-	323,936,571	3,239,366	(3,232,076)	-	-	7,290

Issuance of common stock for exercise of warrants	-	-	-	-	729,000	7,290	787,320	-	-	794,610

Stock-based compensation	-	-	-	-	-	-	226,162	-	-	226,162

Net loss	-	-	-	-	-	-	-	(943,916)	(71,841)	(1,015,757)

Balance at August 31, 2012	11,339	$1,349,844	5,734	$573,400	1,148,051,557	$11,480,516	$27,846,025	$(41,942,260)	$(1,048,819)	$(1,741,294)

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	August 31,
	2012	2011
Cash flows from operating activities
Net loss	$(1,015,757)	$(1,686,883)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	1,018
Stock-based compensation	226,162	824,218
Gain from disposition of equipment	(1,500)	-
Interest expense from amortization of discount on convertible debentures	5,000	15,000
Change in fair value of derivative liability	(104,526)	175,803
Changes in assets and liabilities
Grant receivable	303,102	(272,127)
Other current assets	305	(963)
Accounts payable and accrued liabilities	28,864	(236,156)
Deferred revenue	(36,988)	(36,988)
Net cash used in operating activities	(595,338)	(1,217,078)

Cash flows from investing activities
Proceeds from disposition of equipment	1,500	-
Net cash provided by investing activities	1,500	-

Cash flows from financing activities
Proceeds from the exercise of stock warrants	794,610	1,051,850
Increase (decrease) in advance from debenture holder	(301,930)	198,150
Net cash provided by financing activities	492,680	1,250,000
Net increase (decrease) in cash and cash equivalents	(101,158)	32,922
Cash and cash equivalents at beginning of period	405,327	634,377
Cash and cash equivalents at end of period	$304,169	$667,299

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,502	$1,986
Noncash Investing and Financing Activities:
Issuance of common stock for conversion of 4.75% debentures	7,290	9,650

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS, BASIS OF PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS

ORGANIZATION AND NATURE OF OPERATIONS

MultiCell Technologies, Inc. (“MultiCell”), operates three subsidiaries, MCT Rhode Island Corp. (“MCT”), Xenogenics Corporation (“Xenogenics”), and MultiCell Immunotherapeutics, Inc. (“MCTI”). MCT is a 100%-owned subsidiary that has been inactive since its formation in 2004. MultiCell holds 95.3% of Xenogenics (on an as-if-converted to common stock basis). MultiCell holds approximately 67% of the outstanding shares (on an as-if-converted to common stock basis) of MCTI. As used herein, the “Company” refers to MultiCell, together with MCT, Xenogenics, and MCTI.

The Company is a biopharmaceutical company developing novel therapeutics and discovery tools to address unmet medical needs for the treatment of neurological disorders, hepatic disease, cancer and interventional cardiology and peripheral vessel applications.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended November 30, 2011, previously filed with the SEC. The results of operations for the three-month and nine-month periods ended August 31, 2012, are not necessarily indicative of the operating results for the fiscal year ending November 30, 2012. The condensed consolidated balance sheet as of November 30, 2011, has been derived from the Company’s audited consolidated financial statements.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In July 2012, the FASB issued updated guidance on the periodic testing of indefinite-lived intangible assets, other than goodwill, for impairment. This updated guidance will allow companies the option to first assess qualitative factors to determine if it is more-likely-than-not that an indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test required under current accounting standards. This guidance is applicable for reporting periods beginning after September 15, 2012, with early adoption permitted, and is applicable to the Company’s fiscal year beginning December 1, 2012. The Company currently does not have any indefinite-life intangible assets other than goodwill and does not expect the adoption of this guidance will have a material effect on its consolidated financial statements.

NOTE 2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of August 31, 2012, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $41,942,260. The Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, the Company’s therapeutic for the treatment of fatigue in multiple sclerosis patients. Management is evaluating several sources of financing for its clinical trial program. Additionally, with its strategic shift in focus to therapeutic programs and technologies, management expects the Company’s future cash requirements to increase significantly as it advances the Company’s therapeutic programs into clinical trials. Until the Company is successful in raising additional funds, it may have to prioritize its therapeutic programs and delays may be necessary in some of the Company’s development programs.

Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors (“LJCI”). As further described in Note 3 to these condensed consolidated financial statements, under terms of the LJCI Agreement (as defined below), LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of August 31, 2012, there are 5,730,629 shares remaining on the stock purchase warrant and a balance of $57,306 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants, approximately $6.2 million of cash would be provided to the Company. The LJCI Agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.99% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture through February 28, 2014, the date that the debenture is due and the warrants expire, subject to the limitations of the LCJI Agreement and the availability of authorized common stock of the Company.

These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern. There can be no assurance that LJCI will continue to exercise its warrant to purchase the Company’s common stock, or that the Company will be able to successfully acquire the necessary capital to continue its on-going research efforts and bring its products to the commercial market. Management’s plans to acquire future funding include the potential sale of common and/or preferred stock, the sale of warrants, and continued sales of the Company’s proprietary media, immortalized cells and primary cells to the pharmaceutical industry. Additionally, the Company continues to pursue research projects, government grants and capital investment. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. CONVERTIBLE DEBENTURES

MultiCell entered into a Securities Purchase Agreement with LJCI on February 28, 2007 (the “LJCI Agreement”), pursuant to which the it agreed to sell a convertible debenture in the principal amount of $100,000 and maturing on February 28, 2012 (the “Debenture”). On August 16, 2011, MultiCell and LJCI amended the Debenture to extend the maturity date to February 28, 2014. The Debenture accrues interest at 4.75% per year, payable at each conversion date, in cash or common stock at the option of LJCI. In connection with the Debenture, MultiCell issued LJCI a warrant to purchase up to 10 million shares of the Company’s common stock (the “LJCI Warrant”) at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007. On August 16, 2011, MultiCell and LJCI amended the LJCI Warrant to extend the expiration date to February 28, 2014. Pursuant to the terms of the LJCI Warrant, upon the conversion of any portion of the principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the Debenture being converted. Therefore, for each $1,000 of the principal converted, LJCI would be required to simultaneously purchase 100,000 shares under the LJCI Warrant at $1.09 per share.

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price (as defined below) multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price. The “Conversion Price” is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert. LJCI converted $7,290 and $9,650 of the Debenture into 323,936,571 and 307,751,871 shares, respectively, of the Company’s common stock during the nine months ended August 31, 2012 and 2011. Simultaneously with these conversions, LJCI exercised warrants to purchase 729,000 shares and 965,000 shares of the Company’s common stock during the nine months ended August 31, 2012 and 2011, respectively. Proceeds from the exercise of the warrants were $794,610 and $1,051,850 for the nine months ended August 31, 2012 and 2011, respectively. At times, LJCI makes advances to MultiCell prior to the exercise of warrants. At November 30, 2011, LJCI had advanced $301,930 to MultiCell in advance of LJCI’s exercise of warrants. At August 31, 2012 there were no outstanding advances from LJCI.

As of August 31, 2012, the remainder of the Debenture in the amount of $57,306 could have been converted by LJCI into approximately 6.1 billion shares of the Company’s common stock, which would require LJCI to simultaneously exercise and purchase all of the remaining 5,730,629 shares of the Company’s common stock under the LJCI Warrant at $1.09 per share. As of November 30, 2011, the balance of the Debenture was $64,596. For the Debenture, upon receipt of a conversion notice from the holder, MultiCell may elect to immediately redeem that portion of the Debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. After February 28, 2008, MultiCell, at its sole discretion, has the right, without limitation or penalty, to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

A discount representing the value of 10 million warrants issued in the amount of $73,727 was recorded as a reduction to the Debenture. The discount was calculated based on the relative fair values of the Debenture and the warrants. The fair value of the warrants used in the above calculation was determined under the Black-Scholes option-pricing model. Additionally, based on the excess of the aggregate fair value of the common shares that would have been issued if the Debenture had been converted immediately over the proceeds allocated to the Debenture, the investors received a beneficial conversion feature for which the Company recorded an increase in additional paid-in-capital of $26,273 and a corresponding discount to the Debenture. These discounts, in the aggregate amount of $100,000, were amortized over the original 60-month term of the Debenture as a charge to interest expense. The discount is fully amortized as of August 31, 2012 and the balance of the unamortized discount was $5,000 at November 30, 2011.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4. SERIES B CONVERTIBLE PREFERRED STOCK

The Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares of preferred stock. The Board of Directors originally designated 17,000 shares as Series B convertible preferred stock. The Series B convertible preferred stock does not have voting rights.

Commencing on the date of issuance of the Series B convertible preferred stock until the date a registration statement registering the shares of the Company’s common stock underlying the preferred stock and warrants issued was declared effective by the SEC, the Company was required to pay on each outstanding share of Series B convertible preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (i) the Wall Street Journal Prime Rate plus 1%, or (ii) 9%. In no event was the dividend rate to be greater than 12% per annum. The dividend was payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B convertible preferred stock outstanding as of the first day of that month. In the event the Company did not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares was reduced to 85% of the otherwise applicable conversion price. The Company did not pay the required monthly Series B preferred dividends beginning on November 30, 2006, which, in part, caused the conversion price to be reduced. Subsequent to November 30, 2010, the Company received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B convertible preferred stock, which in turn terminated the requirement to accrue the related dividends. Accordingly, no dividends have been accrued since November 30, 2010. Total accrued but unpaid preferred dividends recorded in the accompanying condensed consolidated balance sheet as of August 31, 2012 and November 30, 2011 are $580,672, of which $243,835 are recorded in permanent equity with the Series B convertible preferred stock and $336,837 are recorded as a current liability with accounts payable and accrued expenses.

The Series B shares are convertible at any time into shares of the Company’s common stock at a conversion price determined by dividing the purchase price per share of $100 by the conversion price. The conversion price was originally $0.32 per share. Upon the occurrence of an event of default (as defined in the applicable Series B convertible preferred stock purchase agreement), the conversion price of the Series B shares shall be reduced to 85% of the then applicable conversion price of such shares. The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the conversion price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, a joint venture and/or the issuance of employee stock options). As a result of the Company issuing shares of its common stock upon the conversion of certain debt instruments and upon the exercise of warrants both at prices lower than the conversion price of the Series B convertible preferred stock, and due to the Company not paying the Series B dividends on a monthly basis, as described above, the conversion price of the Series B convertible preferred stock has been reduced to $0.0241 per share as of August 31, 2012. Pursuant to the applicable Series B convertible preferred stock purchase agreement, each investor may only convert that number of shares of Series B convertible preferred stock into that number of shares of the Company’s common stock that does not exceed 9.99% of the outstanding shares of common stock of the Company on the date of conversion.

Effective December 1, 2009, the Company adopted new accounting provisions for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. These provisions apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by standards for accounting for derivative instruments and hedging activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The Company determined that the conversion feature to allow the holders of the Series B convertible preferred stock to acquire common shares is an embedded derivative that no longer qualified as equity under the new accounting guidance. As of August 31, 2012 and November 30, 2011 there were 11,339 shares of Series B convertible preferred stock that were convertible into 47,049,793 and 34,996,914 shares of common stock of the Company, respectively. The fair value of the conversion feature was estimated at $56,460 ($0.0012 per share) and $160,986 ($0.0046 per share) at August 31, 2012 and November 30, 2011, respectively. The fair value of the embedded conversion feature was estimated using the Black-Scholes option-pricing model using the following assumptions:

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	August 31, 2012	May 31, 2012	February 29, 2012	November 30, 2011

Fair value of common stock	$0.0012	$0.0031	$0.0044	$0.0049
Conversion price of preferred stock	$0.0241	$0.0281	$0.0291	$0.0324
Risk free interest rate	1.57%	1.59%	1.98%	2.08%
Expected life	10 Years	10 Years	10 Years	10 Years
Dividend yield	-	-	-	-
Volatility	144%	140%	140%	140%

The fair value of the conversion feature decreased by $60,562 and by $104,526 during the three months and nine months ended August 31, 2012, respectively, which has been recorded as a gain from the change in the fair value of the derivative liability. The fair value of the conversion feature decreased by $381,517 during the three months ended August 31, 2011, which has been recorded as a gain from the change in the fair value of the derivative liability. The fair value of the conversion feature increased by $175,803 during the nine months ended August 31, 2011, which has been recorded as a loss from the change in the fair value of the derivative liability.

In the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding share of Series B convertible preferred stock shall be entitled to be paid second in priority to the Series I preferred stock holders out of the assets of the Company available for distribution to stockholders, an amount equal to $100 per share of Series B convertible preferred stock held plus any declared but unpaid dividends. After such payment has been made in full, such holders of Series B convertible preferred stock shall be entitled to no further participation in the distribution of the assets of the Company.

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

The Series I shares are convertible at any time into shares of the common stock of the Company at 80% of the average trading price of the lowest three inter-day trading prices of the Company’s common stock for the ten days preceding the conversion date, but at an exercise price of no more than $1.00 per share and no less than $.25 per share. Pursuant to the applicable Series I preferred stock purchase agreement, each investor may only convert that number of shares of Series I preferred stock into that number of shares of the Company’s common stock that does not exceed 9.99% of the outstanding shares of common stock of the Company on the date of conversion

The Series I preferred stock does not have voting rights. In the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding share of Series I convertible preferred stock shall be entitled to be paid first out of the assets of the Company available for distribution to stockholders, an amount equal to $100 per share of Series I preferred stock held. After such payment has been made in full, such holders of Series I convertible preferred stock shall be entitled to no further participation in the distribution of the assets of the Company.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. LICENSE AGREEMENTS AND DEFERRED REVENUE

On October 9, 2007, MultiCell executed an exclusive license and purchase agreement (the “Agreement”) with Corning Incorporated (“Corning”) of Corning, New York. Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell MultiCell’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (ADME/Tox assays). MultiCell retained and will continue to support its existing licensee, Pfizer, Inc. (“Pfizer”). MultiCell retains the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays. MultiCell also retains rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to produce therapeutic proteins using the Company’s BioFactories™ technology, to identify drug targets and for other applications related to the Company’s internal drug development programs. Corning paid MultiCell $750,000 in consideration for the license granted. The Company is recognizing the income ratably over a 17 year period. The Company recognized $11,029 and $33,088, respectively, in income for the three months and nine months ended August 31, 2012 and 2011. The balance of deferred revenue from this license is $533,089 at August 31, 2012 and will be amortized into revenue through October 2024.

The Company has another license agreement with Pfizer, for which revenue is being deferred. The Company recognized revenue from the agreement with Pfizer in the amount of $1,300 and $3,900 for the three months and nine months ended August 31, 2012 and 2011, respectively. The balance of deferred revenue from the agreement with Pfizer is $27,300 at August 31, 2012, which will be amortized into revenue through January 2018.

NOTE 7. COMMON STOCK

On August 10, 2012, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders approved an amendment to increase the number of shares of common stock authorized under the Company’s Amended and Restated Certificate of Incorporation to 3,000,000,000 shares. The Amended and Restated Certificate of Incorporation was filed with the State of Delaware on August 29, 2012.

On July 11, 2011, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders approved an amendment to increase the number of shares of common stock authorized under the Company’s Amended and Restated Certificate of Incorporation to 1,250,000,000 shares. Additionally, certain prior increases in the number of authorized shares were ratified.

NOTE 8. STOCK COMPENSATION PLANS

On July 11, 2011, at the Company’s Annual Meeting of Stockholders, the stockholders approved an amendment to increase the number of shares reserved under thes 2004 Equity Incentive Plan (the “2004 Plan”) to a total of 70,974,213 shares. Additionally, an annual increase in the number of shares reserved under the plan was approved and certain prior increases in the number of shares reserved for issuance under the plan were ratified. Furthermore, on December 1, 2011, the number of shares reserved under the 2004 Plan was increased by an additional 1,500,000 shares pursuant to the provisions of the 2004 Plan. The purpose of the 2004 Plan is to provide a means by which eligible recipients of stock awards may be given the opportunity to benefit from increases in the value of the Company’s common stock through granting of incentive stock options (ISO), non-statutory stock options, stock purchase awards, stock bonus awards, stock appreciation rights, stock unit awards and other stock awards. As amended, there are 48,305,266 shares of common stock available for future awards under the 2004 Plan at August 31, 2012.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

GAAP treatment for stock options requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements, is measured based on the grant date fair value of the award, and requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period), net of estimated forfeitures. The estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from the current estimates, such resulting adjustment will be recorded in the period estimates are revised. No income tax benefit has been recognized for stock-based compensation arrangements and no compensation cost has been capitalized in the consolidated balance sheet.

A summary of the status of stock options granted by MultiCell at August 31, 2012, and changes during the nine months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at November 30, 2011	18,268,947	$0.0121	3.4 years	$-
Granted	6,000,000	0.0032
Exercised	-	-
Expired	(100,000)	0.2000

Outstanding at August 31, 2012	24,168,947	$0.0091	3.2 years	$-

Exercisable at August 31, 2012	19,332,558	$0.0106	2.8 years	$-

On June 1, 2012, the MultiCell Board of Directors granted an option to each of the five members of its Board of Directors to purchase one million shares of the Company’s common stock at $0.0032 per share, the closing price of the Company’s common stock on the date of grant. The options vest quarterly over one year, subject to continuing service as a director on each such vesting date, and expire five years after grant. Additionally, the Board of Directors granted an option to an employee to purchase 1,000,000 shares of common stock at $0.0032 per share. This option vests monthly over three years, subject to continuing service as an employee on each such vesting date, and expires five years after grant. On July 11, 2011, the Board of Directors granted an option to each of the five directors to purchase one million shares of the Company’s common stock at $.0092 per share. The options vest quarterly over one year and expire five years after grant. On July 11, 2011, the Board of Directors also granted an option to an employee to purchase 250,000 shares of the Company’s common stock at $.0092 per share. This option vests monthly over three years and expires five years after grant. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the nine months ended August 31, 2012 was $0.0030 per share. The weighted-average assumptions used for options granted during the nine months ended August 31, 2012 were risk-free interest rate of 0.62%, volatility of 170%, expected life of 5.0 years, and dividend yield of zero. The weighted-average fair value of stock options granted during the nine months ended August 31, 2011 was $0.0087 per share. The weighted-average assumptions used for options granted during the nine months ended August 31, 2011 were risk-free interest rate of 1.5%, volatility of 170%, expected life of 5.0 years, and dividend yield of zero. The assumptions employed in the Black-Scholes option pricing model include the following: (i) the expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise; (ii) the expected volatility is based on the historical price volatility of the Company’s common stock; (iii) the risk-free interest rate represents the U.S. Treasury Department’s constant maturities rate for the expected life of the related stock options; and (iv) the dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2012 and 2011, MultiCell reported stock-based compensation expense for services related to stock options of $9,521 and $9,545, respectively. For the nine months ended August 31, 2012 and 2011, MultiCell reported stock-based compensation expense for services related to stock options of $32,759 and $29,421, respectively. As of August 31, 2012, there is approximately $15,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 1.27 years. The intrinsic values at August 31, 2012 are based on a closing price of $0.0013.

In October 2010, Xenogenics adopted the 2010 Stock Incentive Plan (the “2010 Plan”) which authorized the granting of stock awards to employees, directors, and consultants. As originally adopted, the 2010 Plan provided that the number of shares of Xenogenics’ common stock that could be issued pursuant to stock awards could not exceed 5,000,000 shares of common stock. On February 3, 2011, the 2010 Plan was amended such that the number of shares of Xenogenics’ common stock that could be issued pursuant to stock awards could not exceed 8,000,000 shares of common stock. The purpose of the 2010 Plan is to provide a means by which eligible recipients of stock awards may be given the opportunity to benefit from increases in the value of Xenogenics’ common stock through granting of incentive stock options (ISO), non-statutory stock options, stock bonus awards, stock appreciation rights, and rights to acquire restricted stock. ISO’s may be granted only to employees. The exercise price of each ISO granted under the plan must equal 100% of the market price of Xenogenics’ stock on the date of the grant. A 10% stockholder shall not be granted an incentive stock option unless the exercise price of such option is at least 110% of the fair market value of Xenogenics’ common stock on the date of the grants and the option is not exercisable after the expiration of five years from the date of the grant. The Board of Directors of Xenogenics, in its discretion, shall determine the exercise price of each nonstatutory stock option. An option’s maximum term is 10 years.

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

In March 2011, Xenogenics granted options to prospective officers and to the members of its scientific advisory board to purchase an aggregate of 3,000,000 shares of its common stock, exercisable at $0.246 per share of common stock and having a term of approximately five years. 50% of the options vested immediately and the remaining 50% were to vest upon the closing of a Qualified Financing by December 31, 2011. A Qualified Financing meant a single sale, or a related series of sales, by Xenogenics of its common stock (or common stock equivalents) in which the aggregate gross proceeds (before costs and commissions) received by Xenogenics are equal to or exceed $5,000,000. The fair value of these options was estimated to be $692,700, or $0.2309 per share, as estimated using the Black-Scholes option-pricing model, using a risk-free interest rate of 2.20%, volatility of 165%, expected lives of five years, and dividend yield of zero. A Qualified Financing was not closed by December 31, 2011 and accordingly, options to acquire 1,500,000 shares of Xenogenics common stock were forfeited. As described in the following paragraph, Xenogenics granted replacement options to four of five of these individuals whose options expired on December 31, 2011. The replacement of the options to the four individuals was treated as a modification under GAAP. The forfeiture of the option to the fifth individual resulted in the reversal of $57,725 of previously-recognized stock-based compensation expense in the three months ended February 29, 2012.

On February 28, 2012, Xenogenics granted replacement options to four of five of those individuals whose options expired on December 31, 2011, as described in the previous paragraph. The replacement options to purchase 1,250,000 shares of Xenogenics’ common stock are exercisable at $0.253 per share and vest monthly over one year. These replacement options have a term of five years, provided a Qualified Financing has closed by February 28, 2013. If no Qualified Financing has closed by February 28, 2013, these replacement options will expire. The fair value of these options was estimated to be $298,500, or $0.2338 per share, as estimated using the Black-Scholes option-pricing model, using a risk-free interest rate of 0.84%, volatility of 170%, expected lives of five years, and dividend yield of zero.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended August 31, 2012, Xenogenics reported stock-based compensation expense for options of $95,925. For the nine months ended August 31, 2012, Xenogenics reported stock-based compensation expense for options of $251,128, less the reversal of previously recognized stock-based compensation in the amount of $57,725, for net stock-based compensation of $193,403. For the three months and nine months ended August 31, 2011, Xenogenics reported stock-based compensation of $163,745 and $794,797, respectively. As of August 31, 2012, there is approximately $230,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 0.66 years.

NOTE 9. STOCK WARRANTS

Since the Company’s inception, it has financed its operations primarily through the issuance of debt or equity instruments, which have often included the issuance of warrants to purchase the Company’s common stock.

As further described in Note 3 to these condensed consolidated financial statements, MultiCell entered into the LJCI Agreement pursuant to which MultiCell agreed to sell the Debenture in the principal amount of $100,000. In connection with the Debenture, MultiCell issued LJCI a warrant to purchase up to 10 million shares of the Company’s common stock at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007. Pursuant to the terms of the LJCI Warrant, upon the conversion of any portion of the principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the Debenture being converted. Therefore, for each $1,000 of the principal of the Debenture converted, LJCI would be required to simultaneously purchase 100,000 shares under the warrant at $1.09 per share. During the nine months ended August 31, 2012, LJCI exercised warrants to purchase 729,000 shares of the Company’s common stock, resulting in proceeds to the Company of $794,610. During the nine months ended August 31, 2011, LJCI exercised warrants to purchase 965,000 shares of the Company’s common stock, resulting in proceeds to the Company of $1,051,850.

A summary of the status of warrants at August 31, 2012, and changes during the nine months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at November 30, 2011	10,792,030	$0.7769	3.0 years	$-
Issued	-	-
Exercised	(729,000)	1.0900
Expired	(100,000)	0.2875

Outstanding at August 31, 2012	9,963,030	$0.7589	2.3 years	$-

NOTE 10. LOSS PER SHARE

Basic loss per share is computed on the basis of the weighted-average number of shares of the Company’s common stock outstanding during the period. Diluted loss per share is computed on the basis of the weighted-average number of shares of the Company’s common stock and all dilutive potentially issuable shares of the Company’s common stock outstanding during the year. Shares of the Company’s common stock issuable upon conversion of debt and preferred stock, or exercise of stock options and stock warrants have not been included in the loss per share for the three months and nine months ended August 31, 2012 and 2011, as they are anti-dilutive.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The potential shares of the Company’s common stock issuable upon conversion of convertible securities issued by the Company as of August 31, 2012 and 2011, are as follows:

	2012	2011

Warrants	9,963,030	10,938,030
Stock options	24,168,947	18,358,947
Series B Convertible Preferred Stock	47,049,793	33,646,884
Series I Convertible Preferred Stock	2,293,600	2,293,600
LJCI Debenture	6,055,511,583	1,188,491,723

	6,138,986,953	1,253,729,184

MultiCell does not currently have sufficient authorized shares of its common stock to meet the commitments entered into under the Debenture and the related LJCI Warrants. As further discussed in Note 3, upon the conversion of any portion of the remaining $57,306 principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the remaining 5,730,629 warrant shares equal to the percentage of the dollar amount of the Debenture being converted. The agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding shares of common stock of the Company. Furthermore, MultiCell has the right to redeem that portion of the Debenture that the holder may elect to convert and also has the right to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

NOTE 11. QUALIFYING THERAPEUTIC DISCOVERY PROJECT GRANT

On October 29, 2010, the Company received notification from the U.S. Department of Treasury that it had been awarded a total cash grant of $733,437 under the Qualifying Therapeutic Discovery Project (“QTDP”) program. The QTDP program was created by Congress as part of the Patient Protection and Affordable Care Act, and provides a grant or tax credit equal to 50% of qualified investment for the Company’s fiscal years ending November 30, 2010 and 2011. Of the total grant, $430,335 and $303,102 related to qualifying expenses incurred during the years ended November 30, 2010 and 2011, respectively. For the three months and nine months ended August 31, 2011, the Company recognized $73,715 and $303,102, respectively, of grant revenue as other income as the corresponding expenses were incurred. During the three months ended February 29, 2012, the Company collected proceeds totaling $303,102 of the grant related to the year ended November 30, 2011.

The funds were granted in connection with the Company’s projects MCT-465 and MCT-475 drug development programs for the treatment of cancer and MCT-125 drug development for the treatment of fatigue in multiple sclerosis patients.

NOTE 12. FAIR VALUE MEASUREMENTS

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the Company and reflect those assumptions that a market participant would use.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Liabilities measured at fair value on a recurring basis at August 31, 2012 and November 30, 2011 are summarized as follows:

	August 31, 2012				November 30, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative liability	$-	$56,460	$-	$56,460	$-	$160,986	$-	$160,986

As further described in Note 4, the fair value of the derivative liability is determined using the Black-Scholes pricing model.

NOTE 13. SUBSEQUENT EVENTS

Stock Issued for Conversion of Debenture and Exercise of Warrants

As more fully discussed in Note 4 to these consolidated financial statements, MultiCell sold the Debenture to LJCI and issued LJCI a stock warrant in connection with the Debenture. Between September 1, 2012 and October 8, 2012, LJCI converted $830 of the 4.75% debenture into 95,739,222 shares of the Company’s common stock. Simultaneously with the conversions of the Debenture, LJCI was required to exercise warrants to purchase 83,000 shares of the Company’s common stock at $1.09 per share. The total proceeds from the exercise of the warrants were $90,470.

Stock Options

In connection with the appointment of a new member to MultiCell’s Board of Directors in September 2012, the Board of Directors granted an option to the new director to purchase one million shares of the Company’s common stock. The exercise price of the grant is $0.0014 per share, the closing price of the Company’s common stock on the date of grant. The option vests monthly over three years, subject to continuing service as a director on each such vesting date, and expires five years after grant.

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

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, obtaining regulatory approval, and undertaking production and marketing of our drug candidates; difficulties or delays in patient enrollment for our clinical trials; unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials or preclinical studies are not indicative of future results of clinical trials); activities and decisions of, and market conditions affecting, current and future strategic partners; pricing pressures; accurately forecasting operating and clinical trial costs; uncertainties of litigation and other business conditions; our ability to obtain additional financing if necessary; changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target; the uncertainty of protection for our intellectual property or trade secrets, through patents or otherwise; and potential infringement of the intellectual property rights or trade secrets of third parties. In addition such statements are subject to the risks and uncertainties discussed under the “Risk Factors” section included in our Annual Report filed on Form 10-K for the year ended November 30, 2011.

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

On October 9, 2007, MultiCell executed the Agreement with Corning of Corning, New York. Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell MultiCell’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (ADME/Tox assays). Corning paid MultiCell a non-refundable license fee, purchased certain inventory and equipment related to MultiCell’s Fa2N-4 cell line business, hired certain MultiCell scientific personnel, and paid for access to MultiCell’s laboratories during the transfer of the Fa2N-4 cell lines to Corning. MultiCell retained and continues to support all of its existing licensees. MultiCell retained the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays. MultiCell also retained rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to produce therapeutic proteins using the Company’s BioFactories™ technology, to identify drug targets and for other applications related to the Company’s internal drug development programs.

Our therapeutic development platform includes several patented techniques used to: (i) isolate, characterize and differentiate stem cells from human liver; (ii) control the immune response at transcriptional and translational levels through dsRNA-sensing molecules such as Toll-like receptor (TLR), RIG-I-like receptor (RLR), and MDA-5 signaling; (iii) generate specific and potent immunity against key tumor targets through a novel immunoglobulin platform technology; (iv) modulate the noradrenaline-adrenaline neurotransmitter pathway; and/or (v) the design of next-generation bioabsorbable stents, the Ideal BioStent™, for interventional cardiology and peripheral vessel applications.

On July 5, 2011, MultiCell entered into a sponsored research agreement with the University Health Network, or UHN, a not-for-profit corporation incorporated under the laws of Canada. Under this agreement UHN will evaluate the Company’s product candidates, MCT-465 and MCT-485, in in vitro models for the treatment of primary liver cancer. The mechanism of action of MCT-465 and MCT-485 and their potential selective effect on liver cancer stem cells will also be evaluated. Under the terms of the agreement, the Company will retain exclusive access to the research findings and intellectual property resulting from the research activities preformed by UHN.

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

On September 30, 2010, Xenogenics entered into a Foreclosure Sale Agreement (the “Foreclosure Sale Agreement”) with Venture Lending & Leasing IV, Inc., Venture Lending & Leasing V, Inc. and Silicon Valley Bank (collectively, the “Sellers”).  Pursuant to the Foreclosure Sale Agreement, as amended on September 30, 2011, Xenogenics acquired all of the Sellers’ interests in certain bioabsorbable stent assets (known as “Ideal BioStent™”) and related technologies.

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

Three Months Ended August 31, 2012 Compared to the Three Months Ended August 31, 2011

Revenue. Total revenue for the three months ended August 31, 2012 and 2011 was $12,329 and $12,329, respectively. All of the revenue for the quarters ended August 31, 2012 and 2011 is from the amortization of deferred revenue under license agreements with Corning and Pfizer.

Operating Expenses. Total operating expenses for the three months ended August 31, 2012 were $391,093, compared to operating expenses for the three months ended August 31, 2011 of $587,834, representing a decrease of $196,741. This decrease was substantially due to a decrease of $67,844 in the amount of stock-based compensation; a decrease of $69,282 in legal, consulting, and other professional fees; and a difference of $64,263 for costs under a sponsored research agreement in 2011 (there were no such costs in 2012). Substantially all of the decrease in stock-based compensation relates to the options granted by our subsidiary, Xenogenics. As more fully discussed in Note 8 to the accompanying condensed consolidated financial statements, Xenogenics granted options to certain prospective officers and to the members of its scientific advisory board in November 2010, March 2011, and February 2012. During the three months ended August 31, 2011, stock-based compensation included $163,745 related to these options granted by Xenogenics. During the three months ended August 31, 2012, stock-based compensation included $95,925 related to these options. The decrease between the two periods relates to the vesting patterns of the option granted and the number of options that are vested in each period.

Other income/(expense). Other income (expense) amounted to net income of $61,406 for the three months ended August 31, 2012 as compared to net income of $449,978 for the three months ended August 31, 2011. Other income (expense) for the three months ended August 31, 2012 consists of (i) interest expense of $762, (ii) a gain from the change in fair value of derivative liability of $60,562, (iii) a gain on disposition of equipment of $1,500, and (iv) interest income of $106. Other income (expense) for the three months ended August 31, 2011 was composed of (i) revenue recognized from a grant awarded under the U.S. government’s Qualifying Therapeutic Discovery Project (QTDP) program in the amount of $73,715, (ii) interest expense of $5,871, (iii) a gain from the change in fair value of derivative liability of $381,517, and (iv) interest income of $617.

The QTDP program was created by Congress as part of the Patient Protection and Affordable Care Act, and provides a tax credit or grant equal to eligible costs and expenses for years ending November 30, 2010 and 2011. To be eligible, a therapeutic development project must: 1) have the potential to develop new treatments that address unmet medical needs or chronic and acute diseases; 2) reduce long-term health care costs; 3) represent a significant advance in finding a cure for cancer; 4) advance U.S. competitiveness in the fields of life, biological, and medical sciences; or 5) create or sustain well-paying jobs, either directly or indirectly. The Company received a total grant of $733,437, of which $430,335 pertained to the year ended November 30, 2010 and $303,102 pertained to the year ended November 30, 2011. During the three months ended August 31, 2011, our management identified qualifying expenses and recognized $73,715 of grant revenue.

Interest expense principally includes interest on the 4.75% debenture, including amortization of discount of $5,000 during the three months ended August 31, 2011. The discount is fully amortized as of February 28, 2012.

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

Net Loss. Net loss for the three months ended August 31, 2012 was $317,358, as compared to a net loss of $125,527 for the same period in the prior fiscal year, representing an increase in the net loss of $191,831. The primary reasons for this increase in net loss in the current period is due to the decrease in the gain from the change in fair value of the derivative liability and the decrease in grant revenue during the current period, offset by the decrease in share-based compensation, the decrease in legal, consulting, and other professional fees, and in the decrease in costs under a sponsored research agreement, all as explained above.

Nine Months Ended August 31, 2012 Compared to the Nine Months Ended August 31, 2011

Revenue. Total revenue for the nine months ended August 31, 2012 and 2011 was $36,988 and $36,988, respectively. All of the revenue for the nine months ended August 31, 2012 and 2011 is from the amortization of deferred revenue under license agreements with Corning and Pfizer.

Operating Expenses. Total operating expenses for the nine months ended August 31, 2012 were $1,151,940, compared to operating expenses for the nine months ended August 31, 2011 of $1,834,923, representing a decrease of $682,983. This decrease was substantially due to a decrease of $598,056 in the amount of stock-based compensation; a decrease of $50,994 in legal, consulting, and other professional fees; and a difference of $64,263 for costs under a sponsored research agreement in 2011 (there were no such costs in 2012). Substantially all of the decrease in stock-based compensation relates to the options granted by our subsidiary, Xenogenics. As more fully discussed in Note 8 to the accompanying condensed consolidated financial statements, Xenogenics granted options to certain prospective officers and to the members of its scientific advisory board in November 2010, March 2011, and February 2012. During the nine months ended August 31, 2011, stock-based compensation included $794,797 related to these options granted by Xenogenics. During the nine months ended August 31, 2012, stock-based compensation included $251,128 related to these options. However, in addition to this decrease in stock-based compensation of $543,669, there was a reversal of $57,725 of previously-recognized share-based compensation for one of these options that had performance requirements that were not satisfied prior to the deadline of December 31, 2011 for satisfying the requirements, and that was not replaced by the grant of a new option shortly after forfeiture. The decrease between the two periods relates to the vesting patterns of the option granted and the number of options that are vested in each period.

Other income/(expense). Other income (expense) amounted to net income of $99,195 for the nine months ended August 31, 2012 as compared to net income of $111,052 for the nine months ended August 31, 2011. Other income (expense) for the nine months ended August 31, 2012 consists of (i) interest expense of $7,424, (ii) a gain from the change in fair value of derivative liability of $104,526, (iii) a gain on disposition of equipment of $1,500, and (iv) interest income of $593. Other income (expense) for the nine months ended August 31, 2011 was composed of (i) revenue recognized from a grant awarded under the U.S. government’s Qualifying Therapeutic Discovery Project (“QTDP”) program in the amount of $303,102, (ii) interest expense of $17,724, (iii) a loss from the change in fair value of derivative liability of $175,803, and (iv) interest income of $1,477.

The QTDP program was created by Congress as part of the Patient Protection and Affordable Care Act, and provides a tax credit or grant equal to eligible costs and expenses for years ending November 30, 2010 and 2011. To be eligible, a therapeutic development project must: (i) have the potential to develop new treatments that address unmet medical needs or chronic and acute diseases; (ii) reduce long-term health care costs; (iii) represent a significant advance in finding a cure for cancer; (iv) advance U.S. competitiveness in the fields of life, biological, and medical sciences; or (v) create or sustain well-paying jobs, either directly or indirectly. The Company received a total grant of $733,437, of which $430,335 pertained to the year ended November 30, 2010, and $303,102 pertained to the year ended November 30, 2011. During the nine months ended August 31, 2011, our management identified qualifying expenses and recognized $303,102 of grant revenue.

Interest expense principally includes interest on the 4.75% debenture, including amortization of discount through February 28, 2012, the end of the original term of the debenture.

The change in fair value of derivative liability is the result of our adoption on December 1, 2009, of new accounting guidance related to the embedded conversion feature in the Series B convertible preferred stock. The valuation of the derivative liability is dependent upon a number of factors beyond our control. As such, the amount of other income or expense that we report related to the change in the fair value of the derivative liability is somewhat unpredictable, but may be significant, and will continue to be reported until the holders of the Series B convertible preferred stock have converted their shares into shares of our common stock.

Net Loss. Net loss for the nine months ended August 31, 2012, was $1,015,757, as compared to a net loss of $1,686,883 for the same period in the prior fiscal year, representing a decrease in the net loss of $671,126. The primary reasons for this decrease in net loss in the current period is due to the net effects of the decrease in stock-based compensation, as explained above; the difference in the change in fair value of derivative liability for the two periods; the decrease in legal, consulting, and other professional fees; costs under a sponsored research agreement in 2011 but not in 2012; offset by the grant revenue during 2011 but not in 2012.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance of debt or equity instruments. The following is a summary of our key liquidity measures at August 31, 2012 and 2011:

	August 31, 2012	August 31, 2011
Cash and cash equivalents	$304,169	$667,299

Current assets	$314,462	$980,295
Current liabilities	(1,432,604)	(1,926,163)
Working capital deficiency	$(1,118,142)	$(945,868)

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

Commencing in March 2008, the Company has operated on working capital provided by LJCI, in connection with its exercise of warrants issued to it by the Company (which LJCI must exercise whenever it converts amounts owed under the Debenture it holds), all as discussed in more detail below. The warrants are exercisable at $1.09 per share. As of August 31, 2012, there were 5,730,629 shares remaining on the LJCI Warrant. Should LJCI continue to exercise all of its remaining warrants, approximately $6.2 million of cash would be provided to the Company. However, the Debenture Purchase Agreement limits LJCI’s stock ownership in the Company to 9.99% of the outstanding shares of common stock of the Company. In August 2011, the Company and LJCI amended the Debenture and the warrant agreement to extend the maturity date of the Debenture and the expiration date of the warrants to February 28, 2014. The Company expects that LJCI will continue to exercise the warrants and convert the Debenture through February 28, 2014, subject to the limitations of the LJCI Agreement and availability of authorized common stock of the Company. We are also investigating the possible sale or license of certain assets that we did not already license to Corning in October 2007. We are presently pursuing discussions with companies operating in the stem cell research market and the general life science research market.

On July 14, 2006, the Company completed a private placement of Series B convertible preferred stock. A total of 17,000 Series B shares were sold to accredited investors at a price of $100 per share. The Series B shares are convertible at any time into shares of the Company’s common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Series B Conversion Price”). The Series B Conversion Price was reduced to 85% of the then applicable Series B Conversion Price as a result of an event of default in the payment of preferred dividends. The Series B Conversion Price is also subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the Series B Conversion Price is subject to weighted average anti-dilution adjustments in the event the Company sells shares of its common stock or other securities convertible into or exercisable for shares of its common stock at a per share price, exercise price or conversion price lower than the Series B Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, a joint venture and/or the issuance of employee stock options). As a result of these adjustments, the Series B Conversion Price has been reduced to $0.0241 per share as of August 31, 2012. Pursuant to the applicable Series B convertible preferred stock purchase agreement, each investor may only convert that number of shares of Series B convertible preferred stock into that number of shares of the Company’s common stock that does not exceed 9.99% of the outstanding shares of common stock of the Company on the date of conversion. The Series B convertible preferred stock does not have voting rights. Commencing on the date of issuance of the Series B convertible preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued was declared effective by the SEC, the Company paid on each outstanding share of Series B convertible preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (a) the Wall Street Journal Prime Rate plus 1%, or (b) 9%. In no event is the dividend rate greater than 12% per annum. Subsequent to November 30, 2010, we received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B convertible preferred stock, which in turn terminates the requirement to accrue the related dividends. During the fiscal year ended November 30, 2007, the Company paid $73,800 and redeemed 738 shares of the Series B convertible preferred stock. During the fiscal year ended November 30, 2010, 4,923 shares of the Series B convertible preferred stock were converted into 7,991,883 shares of our common stock.

The Series B convertible preferred stock was formerly redeemable under certain circumstances, but those redemption provisions expired on July 14, 2008, two years after the closing date of the private placement of the Series B shares.

In the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding share of Series B convertible preferred stock shall be entitled to be paid second in priority to the Series I preferred stockholders out of the assets of the Company available for distribution to stockholders, in an amount equal to $100 per share of Series B convertible preferred stock held plus any declared but unpaid dividends. After such payment has been made in full, such holders of Series B convertible preferred stock shall be entitled to no further participation in the distribution of the assets of the Company.

We entered into the LJCI Agreement pursuant to which we agreed to sell convertible debentures in the principal amount of $100,000 and maturing on February 28, 2012. In addition, we issued to LJCI a warrant to purchase up to 10 million shares of our common stock at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007. In August 2011, the Company and LJCI amended the Debenture and the warrant agreement to extend the maturity date of the Debenture and the expiration date of the warrants to February 28, 2014.

The Debenture is convertible at the option of LJCI at any time up to maturity at a conversion price equal to the lesser of the fixed conversion price of $1.00, or 80% of the average of the lowest three daily volume weighted average trading prices per share of our common stock during the twenty trading days immediately preceding the conversion date. The Debenture accrues interest at 4.75% per year payable in cash or our common stock. Through August 31, 2012, interest is being paid in cash on a monthly basis. If paid in stock, the stock will be valued at the rate equal to the conversion price of the Debenture in effect at the time of payment.

For the Debenture, upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the Debentures that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. After February 28, 2008, the Company, at its sole discretion, has the right, without limitation or penalty, to redeem the outstanding principal amount of the Debenture not yet converted by holder into shares of the Company’s common stock, plus accrued and unpaid interest thereon.

Cash provided by (used in) operating, investing and financing activities for the nine month periods ended August 31, 2012 and 2011 is as follows:

	August 31, 2012	August 31, 2011
Operating activities	$(595,338)	$(1,217,078)
Investing activities	1,500	-
Financing activities	492,680	1,250,000
Net increase (decrease) in cash and cash equivalents	$(101,158)	$32,922

Operating Activities

For the nine months ended August 31, 2012, the differences between our net loss and net cash used in operating activities are due to net non-cash charges and credits totaling $125,136 included in our net loss for stock-based compensation, interest, gain on the disposition of equipment, and change in fair value of derivative liability, plus changes in non-cash working capital totaling $295,283 (principally the collection of the grant receivable of $303,102). For the nine months ended August 31, 2011, the differences between our net loss and net cash used in operating activities are due to net non-cash charges totaling $1,016,039 included in our net loss for stock-based compensation, interest, depreciation, and change in fair value of derivative liability, less changes in non-cash working capital totaling $546,234.

Investing Activities

During the nine months ended August 31, 2012, we sold surplus equipment for $1,500. We had no cash flows from investing activities during the nine months ended August 31, 2011.

Financing Activities

During the nine months ended August 31, 2012 and 2011, principal cash flows from financing activities related to LJCI’s payments to us of $492,680 and $1,250,000, respectively, to be applied towards the exercise of common stock warrants.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2012, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of August 31, 2012, the following material weaknesses existed:

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

Due to this material weakness, management has concluded that our internal control over financial reporting was not effective as of August 31, 2012.

In order to mitigate these material weaknesses to the fullest extent possible, all financial reports are reviewed by the Chief Financial Officer, who has limited system access.  In addition, regular meetings are held with the Company’s Board of Directors and the Audit Committee.  If at any time we determine a new control can be implemented to mitigate these risks at a reasonable cost, it is implemented as soon as possible.

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2012, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

None.

Item 1A: RISK FACTORS

Not required for “smaller reporting companies.”

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3: DEFAULTS UPON SENIOR SECURITIES

None.

Item 4: MINE SAFETY DISCLOSURES

Not applicable.

Item 5: OTHER INFORMATION

None.

Item 6: EXHIBITS:

Exhibit Number	Exhibit Description

3.1 (1)	Certificate of Incorporation, as filed on April 28, 1970.
3.2 (1)	Certificate of Amendment, as filed on October 27, 1986.
3.3 (1)	Certificate of Amendment, as filed on August 24, 1989.
3.4 (1)	Certificate of Amendment, as filed on July 31, 1991.
3.5 (1)	Certificate of Amendment, as filed on August 14, 1991.
3.6 (1)	Certificate of Amendment, as filed on June 13, 2000.
3.7 (1)	Certificate of Amendment, as filed May 18, 2005.
3.8 (1)	Certificate of Correction, as filed June 2, 2005.
3.9 (2)	Certificate of Amendment, as filed September 1, 2010.
3.10 (3)	Certificate of Amendment, as filed July 13, 2011.
3.11	Certificate of Amendment, as filed August 29, 2012. *
3.12 (1)	Bylaws, as amended May 18, 2005.
3.13 (1)	Specimen Stock Certificate.
4.1 (4)	Certificate of Designations of Preferences and Rights of Series I Convertible Preferred Stock, as filed on July 13, 2004.
4.2 (5)	Certificate of Designation of Series B Convertible Preferred Stock, as filed July 20, 2006.
4.3 (6)	Debenture Purchase Agreement, between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc., dated February 28, 2007.
4.4 (6)	Registration Rights Agreement, between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc., dated February 28, 2007.
4.5 (6)	Stock Pledge Agreement, dated February 28, 2007.
4.6 (6)	7 ¾ % Convertible Debenture for $1,000,000 issued by Multicell Technologies, Inc. to La Jolla Cove Investors, Inc., dated February 28, 2007.
4.7 (6)	Escrow Letter, dated February 28, 2007, from La Jolla Cove Investors, Inc.
4.8 (6)	Letter, dated February 28, 2007, from La Jolla Cove Investors, Inc.
4.9 (6)	Securities Purchase Agreement, between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc., dated February 28, 2007.
4.10 (6)	4 ¾ % Convertible Debenture for $100,000 issued by Multicell Technologies, Inc. to La Jolla Cove Investors, Inc., dated February 28, 2007.
4.11 (6)	Warrant to Purchase Common Stock, dated February 28, 2007, issued by Multicell Technologies, Inc. to La Jolla Cove Investors, Inc.
4.12 (6)	Letter, dated February 28, 2007, to Multicell Technologies, Inc. from La Jolla Cove Investors, Inc.
4.13 (5)	Form of Warrant to Purchase Common Stock (Cashless Exercise), dated July 14, 2006, issued by Multicell Technologies, Inc. to Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.
4.14 (5)	Form of Warrant to Purchase Common Stock (Cash Exercise), dated July 14, 2006, issued by Multicell Technologies, Inc. to Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.
4.15 (5)	Form of Registration Rights Agreement, dated July 14, 2006, by and between Multicell Technologies, Inc. and Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.
4.16 (5)	Form of Shares of Series B Convertible Preferred Stock and Common Stock Warrants Subscription Agreement, dated July 14, 2006, by and between Multicell Technologies, Inc. and Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302. *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

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

MULTICELL TECHNOLOGIES, INC.

October 15, 2012	By:	/s/ W. Gerald Newmin

W. Gerald Newmin (Chief Executive Officer and Chief Financial Officer)

