Form 10-K
period 2012-11-30
MultiCell Technologies, Inc.
filed 2013-02-28
CIK 811779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2012

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of May 31, 2012, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $2,964,799.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of February 21, 2013, the issuer had 1,496,469,696 shares of issued and outstanding common stock, par value $0.01.

DOCUMENTS INCORPORATED BY REFERENCE. None.

MULTICELL TECHNOLOGIES, INC.

FORM 10-K

FORWARD LOOKING STATEMENTS

This document contains forward-looking statements that are based upon current expectations within the meaning of the Private Securities Litigation Reform Act of 1995. It is our intent that such statements be protected by the safe harbor created thereby. Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to: the initiation, progress, timing, scope and anticipated date of completion of preclinical research, clinical trials and development of our therapeutic products, drug candidates and potential drug candidates by ourselves or our partners, including the dates of initiation and completion of patient enrollment, and numbers of patients enrolled and sites utilized for clinical trials; the size or growth of expected markets for our potential drugs; our plans or ability to commercialize drugs, with or without a partner; market acceptance of our potential drugs; increasing losses, costs, expenses and expenditures; hiring plans; the sufficiency of existing resources to fund our operations; expansion of our research and development programs and the scope and size of research and development efforts; potential competitors; our estimates of future financial performance; our estimates regarding anticipated operating losses, capital requirements and our needs for additional financing; future payments under lease obligations and equipment financing lines; expected future sources of revenue and capital; our plans to obtain limited product liability insurance; protection of our intellectual property; and increasing the number of our employees and recruiting additional key personnel.

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

PART I

ITEM 1. BUSINESS

About MultiCell Technologies, Inc.

MultiCell Technologies, Inc. was incorporated in Delaware on April 28, 1970 as Exten Ventures, Inc., and subsequently changed its name to Exten Industries, Inc. (“Exten”).  An agreement of merger between Exten and an entity then called MultiCell Associates, Inc. (“MTI”), was entered into on March 20, 2004, whereby MTI ceased to exist and all of its assets, property, rights and powers, as well as all debts due it, were transferred to and vested in Exten as the surviving corporation.  Effective April 1, 2004 Exten changed its name to MultiCell Technologies, Inc. (“MultiCell”).  MultiCell operates two subsidiaries, Xenogenics Corporation (“Xenogenics”) (95.3% owned, on an as-if-convertd basis), and MultiCell Immunotherapeutics, Inc. (“MCTI”), of which MultiCell holds approximately 67% of the outstanding shares (on an as-if-converted basis).  As used herein, the “Company”, “we”, “our”, and “us” refers to MultiCell, together with Xenogenics and MCTI.  Our principal offices are at 68 Cumberland Street, Suite 301, Woonsocket, RI 02895.  Our telephone number is (401) 762-0045.

MultiCell is a biopharmaceutical company developing novel therapeutics and discovery tools to address unmet medical needs for the treatment of neurological disorders, hepatic disease, cancer and interventional cardiology and peripheral vessel applications.

Our therapeutic development platform includes several patented techniques used to: (i) isolate, characterize and differentiate stem cells from human liver; (ii) control the immune response at transcriptional and translational levels through double-stranded RNA (dsRNA)-sensing molecules such as the Toll-like Receptors (TLRs), RIG-I-like receptor (RLR), and Melanoma Differentiation-Associated protein 5 (MDA-5) signaling; (iii) generate specific and potent immunity against key tumor targets through a novel immunoglobulin platform technology; and (iv) modulate the noradrenaline-adrenaline neurotransmitter pathway. Our medical device development platform is based on the design a next-generation bioabsorbable stent, the Ideal BioStent™, for interventional cardiology and peripheral vessel applications.

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

Coupling our synthetic dsRNA platform technology with our therapeutic antibody technology maximizes the potential of disease-associated epitope peptides to create a novel class of more effective anticancer therapeutics.

Our cellular technology offers the potential to isolate cancer stem cells from human liver in support of the development of novel therapeutics needed to effectively manage and treat patients with primary hepatocellular carcinoma.

Our portfolio of lead drug candidates is in various stages of discovery optimization, and preclinical and clinical development, and includes the following:

•	MCT-125, a Phase 2 therapeutic candidate for the treatment of PMSF which has demonstrated efficacy in a 138-patient Phase IIa clinical trial;

•	MCT-465, a preclinical synthetic dsRNA therapeutic candidate and potent immune enhancer for the treatment of solid tumor cancers such as those expressing TLR-3;

•	MCT-475, a discovery stage antibody therapeutic candidate used in combination with dsRNA for the treatment of solid tumor cancers; and

•	MCT-485, a discovery stage dsRNA therapeutic candidate with tumor cytolytic properties for the treatment of certain cancers.

The Ideal BioStent™ is the only stent incorporating salicylate, the active component in aspirin, directly into the polymer chain. As the polymer degrades, salicylate is released directly into the vessel wall, thereby providing anti-inflammatory therapy aimed at reducing stenosis and promoting blood vessel healing.

The Ideal BioStent™ also incorporates Sirolimus (rapamycin) in addition to salicylate, providing anti-restenotic therapy similar to today’s commonly used drug-eluting metal stents. Xenogenics’ bioabsorbable stent technology allows for the ability to layer different combinations of polymers and drugs, enabling the optimization of the delivery of combination drug therapies to provide superior clinical results. The Ideal BioStent™ represents a significant advance over currently available stents, including:

•	The ability to promote positive vessel remodeling;

•	A significant reduction in late-stent thrombosis risk;

•	No metal artifact remaining in the patient’s body after vessel healing; and

•	The reduced need for long-term and costly anti-platelet therapy.

In extensive animal testing and initial human use, the Ideal BioStent™ demonstrated equivalence in safety, short-term efficacy and structural integrity when compared with today’s leading bare metal stent (“BMS”) and drug-eluting metal stent (“DES”). Unlike other bioabsorbable stent technologies, the Ideal BioStent™ showed no stent recoil, either acute or at six month follow up, remaining well apposed to the vessel wall. Furthermore, the Ideal BioStent™ is designed to be fully absorbed at 12 months, leaving no artifact behind and allowing the vessel to heal and return to its natural state.

Our Therapeutic Programs

MultiCell is pursuing research and development targeting degenerative neurological diseases, including multiple sclerosis (MS) and cancer.

Until recently, the development of therapeutics that interacted with the human immune system was focused on finding protective antigens and different ways to present them to the immune system.  The emphasis was on enhancing the human response – stimulating high antibody production.  With a greater understanding of the immune system, the emphasis has shifted to modulating the immune system by optimizing its response to infection and diseases such as cancer.

Today, it is known that the immune system is composed of two synergistic elements:  the innate immune system and the adaptive immune system.  Stimulation of the innate immune system, humans’ early warning system, plays a critical role in triggering the adaptive immune response – the ability to produce antibodies and to stimulate a cellular immune response.  A stronger, initial innate immune response aids in the generation of a more robust and longer-lasting adaptive immune response.

The innate immune system was once thought to be equivalent to the wall of a castle.  Historically, scientists thought the real action of immunity and the immune system occurred once the castle wall was breached and the troops inside; the T and B cells began to produce antibodies and attack diseased cells.  The innate immune system, however, was found to be composed of a family of ten receptor molecules, the TLRs, which act as sentries to identify invaders and signal the alarm to mobilize the body’s array of immune defenses.  TLRs unleash both the innate and adaptive immune systems.

Our therapeutics business addresses significant unmet medical needs for the treatment of neurological disorders and cancer through modulation of the innate and adaptive immune response.  Our therapeutic development platform is designed to augment current therapeutic strategies via:

•	Modulation of the noradrenaline-adrenaline neurotransmitter pathway for the treatment of PMSF affecting over 70% of all persons with MS;

•	Triggering the adaptive immune response thru Toll-like Receptor 3 (TLR3) signaling of the innate immune system using dsRNA to treat cancer;

•	Triggering cytolysis via activation of stromal macrophages and release of TNF-alpha, IL-6 and other pro-inflammatory cytokines;

•	Enhancement of antigen presentation to the immune system by targeting antigen delivery for processing via the Fc receptor for the treatment of autoimmune disease and cancer. An Fc receptor is a protein found on the surface of certain cells including B lymphocytes, natural killer cells, macrophages, neutrophils, and mast cells, which contributes to the protective functions of the immune system; and

•	In vivo generation and expansion of specific immune system cells targeted against an autoimmune response, or infectious agents, or tumors.
5

Our therapeutic development platform has several advantages over those of our competitors:

•	Modulation of noradrenergic neurons without effecting seratoninergic neurons to inhibit the reuptake of noradrenaline (norepinephrine);

•	Our therapeutic antibody technology, Epitope-based T-cell Immunotherapy, can effectively deliver epitopes to the immune system, and can produce positive clinical outcomes in cases where tolerization is the targeted response;

•	Unlike DNA-based immunostimulatory CpG motifs or antisense and small interfering RNA (siRNA) technologies, our use of dsRNA signaling thru TLR3 is not species or sequence-specific, and therefore has the potential to have application in a broader spectrum of therapeutic applications. SiRNA, sometimes known as short interfering RNA or silencing RNA, is a class of dsRNA molecures 20-25 base pairs in length;

•	Coupling TLR3 signaling with our therapeutic antibody technology allows for the delivery of disease-associated epitope peptides in concert with TLR3 signaling, creating more effective anticancer therapeutics; and

•	Using very small dsRNA to trigger direct cytotoxic activity (cytolysis) via activation of stromal macrophages and release of TNF-alpha, IL-6 and other pro-inflammatory cytokines.

Our portfolio of lead drug candidates is in various stages of preclinical and clinical development and includes:

•	MCT-125, a Phase IIb therapeutic candidate for the treatment of PMSF with demonstrated efficacy in 138 patients;

•	MCT-465, a preclinical adjuvant therapeutic candidate for the treatment of TLR3+ cancers; and

•	MCT-475, a preclinical therapeutic candidate for the treatment of TLR3+ breast cancer; and

•	MCT-485, a preclinical therapeutic candidate that appears to have direct cytotoxic activity (cytolysis) via activation of stromal macrophages and release of TNF-alpha, IL-6 and other pro-inflammatory cytokines.

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

MCT-125 for the treatment of fatigue in patients with multiple sclerosis

Fatigue is the most common symptom in MS.  Overall, greater than 75% of persons with MS report having fatigue, and 50% to 60% report it as the worst symptom of their disease.  Fatigue can severely affect an individual's quality of life and functioning, even if the level of disability appears to be insignificant to the outside observer.  Many MS care providers are unaware that fatigue is also a major reason for unemployment, especially for those individuals with otherwise minor disability.  Moreover, fatigue in MS has a severe effect on patients’ ability to feel as if they have control over their illness.  Perhaps the most dramatic evidence that fatigue is a distinct symptom of MS comes from the clinical characteristics that have been recognized by clinicians for years.  These characteristics include the sensitivity of MS fatigue patients to heat as well as the fact that in about 30% of MS patients, fatigue predates other symptoms of MS.  In addition, clinical observation has shown that MS fatigue exhibits relapsing-remitting characteristics.  Many individuals appear to have “fatigue relapses”.

Individuals can suffer from weeks of extraordinary fatigue for no apparent reason, then report feeling not fatigued for a period of time followed by a relapse of feeling fatigued; these episodes may or may not be associated with the typical symptoms of an MS relapse.  All of these characteristics suggest that fatigue is not a secondary effect of MS, but is a primary part of the disease itself.

In December 2005, MultiCell exclusively licensed the drug candidate LAX-202 from Amarin Neuroscience Limited (“Amarin”) for the treatment of fatigue in patients suffering from MS.  MultiCell renamed LAX-202 to MCT-125, and intends to further evaluate MCT-125 in a Phase IIb/III clinical trial.  In a 138-patient, multi-center, double-blind placebo controlled Phase II clinical trial conducted in the United Kingdom by Amarin, LAX-202 demonstrated efficacy in significantly reducing the levels of fatigue in MS patients enrolled in the study.  LAX-202 proved to be effective within four weeks of the first daily oral dosing, and showed efficacy in MS patients who were moderately as well as severely affected.  LAX-202 demonstrated efficacy in all MS patient sub-populations including relapsing-remitting, secondary progressive and primary progressive.  Patients enrolled in the Phase II trial conducted by Amarin also reported few if any side effects following daily oral dosing of LAX-202.  MultiCell intends to proceed with the anticipated Phase IIb/III trial of MCT-125 using the data generated by Amarin for LAX-202 following discussions with regulatory authorities.

The license agreement with Amarin provides that MultiCell will pay future royalty milestone payments to Amarin in accordance with the following:

•	$500,000 upon the first filing of a new drug application with the U.S. Food and Drug Administration (“FDA”) or a reasonably similar filing with any regulatory authority for an Active Agent Product (as further defined below);

•	$1,000,000 upon the first FDA approval for sale in the U.S. for an Active Agent Product;

•	$1,500,000 within 12 calendar months after the first sale in the U.S. for an Active Agent Product; and

•	$1,000,000 within 12 calendar months after the first sale in the European Economic Area for an Active Agent Product.

As defined in the license agreement with Amarin, an “Active Agent Product” means any preventative or therapeutic product which is composed of, or incorporates an Active Agent or an intermediate thereof or is developed utilizing the licensed technology. An “Active Agent” means (a) a pharmaceutical composition comprising a tricyclic antidepressant and at least one noradrenaline precursor selected from tyrosine or phenylalanine, with or without the addition of vitamin B12, covered, either ultimately or presently, by (i) an enforceable claim of any patent within the licensed patent rights, or (ii) by licensed technical information; or (b) any chemical compound other than a chemical compound described in (a) above comprising a pharmaceutical composition comprising tricyclic antidepressants or monoamine oxidase inhibitors or selective serotonin uptake inhibitors in combination with one or more amino acids, with or without the addition of vitamin B12, covered, either ultimately or presently, by (i) an enforceable claim of any patent within licensed patent rights or (ii) by licensed technical information.

None of these milestones were achieved as of November 30, 2012.

MCT-465, MCT-475 and MCT-485 for the treatment of cancer

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

The immune system is composed of two synergistic elements:  the innate immune system and the adaptive immune system.  Stimulation of the innate immune system through key receptors plays a critical role in triggering the adaptive immune response stimulating T and B cells to produce antibodies.  In cancer, this integrated defense system does not work well, resulting in suboptimal activation of innate immunity and thus, late or inefficient adaptive immunity. The innate immune system is composed of a family of ten receptor molecules, the Toll-like Receptors (TLR1-TLR10), which act as sentries to identify invaders and signal the alarm to mobilize the body’s array of immune defenses.

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

DsRNA provides a therapeutic avenue for cancer treatment through (a) activating intra-tumoral leukocytes, abrogating their immune suppressive activity and/or (b) interacting with cancerous cells and directly inducing apoptosis, or indirectly through mobilization of immune effector mechanisms.

MCT-465 is a high molecular weight synthetic dsRNA (polyA:polyU, of 70bps) with immune-enhancing properties. The mechanism of action of MCT-465 is pleiotropic and mediated by RNA sensors – such as TLR3, 7/8, MDA-5 and RIG-I - expressed by antigen presenting cells and select cases, by tumor cells:

•	Induction of pro-inflammatory, immune enhancing cytokines locally and systemically;

•	Anti-angiogenic effects through a local exposure to IL-12 / IFNg; and

•	In select cases, direct pro-apoptotic anti-tumoral effect.

Prior studies with similar compounds support a strong immune enhancing effect of MCT-465, consisting in generation of Tc immunity against tumors, when administered as a companion to a vaccine. This raises the possibility that MCT-465 is an effective adjunctive therapy to any small molecule targeted therapy (such as tyrosine kinase inhibitors (TKIs)) that results in release of endogenous tumor antigen while interfering minimally with the immune competence.

MCT-485 is a low molecular weight synthetic dsRNA (polyA:polyU of 5bps) with direct tumor cytolytic properties. The mechanism of action of MCT-485 is distinct from that of MCT-465:

•	Induction of tumor cell death upon direct exposure, while normal cells are minimally affected; and

•	Production of TNF-alpha by cancer cells resulting in amplified tumor cell death and a localized immune reaction that has the potential to generalize and curb progression of metastatic cancer.

MCT-475 is a chimeric recombinant therapeutic antibody molecule that carries tumor-associated antigen peptide recognition in its complimentary determining region (CDR). In a mouse myeloma vaccine model, MCT-475 combined with MCT-465 demonstrated curative tumor regression resulting in 100% survival, with patients found to be tumor and disease free and used in follow-up experiments (Bot et al., 2006, J. Immunol., 176:1363).

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

Primary liver cancer begins in the cells of the liver itself.  According to the National Cancer Institute (NCI), in 2012 there was expected to be approximately 28,720 new cases of primary liver cancer and intrahepatic bile duct cancer in the United States, and it was estimated that approximately 20,550 of those cases would result in death.  Hepatocellular carcinoma, resulting from Hepatitis B and Hepatitis C infection, is the most common cancer in some parts of the world, with more than 1 million new cases diagnosed each year.  The NCI also reports that hepatocellular carcinoma is associated with cirrhosis of the liver in 50% to 80% of patients.

Primary liver cancer is rarely discovered early, and often does not respond to current treatment.  For example, Sorafenib (Nexavar®) was approved by the FDA in 2007 for use in advanced inoperable liver cancer.  Sorafenib is a targeted therapy designed to interfere with a tumor’s ability to generate new blood vessels.  However, Sorafenib has been shown to only slow liver cancer from progressing for a few months longer when compared to no treatment.

Ideal BioStent™

Purchase of Ideal BioStent™ — Foreclosure Sale Agreement

On September 30, 2010, Xenogenics entered into a Foreclosure Sale Agreement (“Foreclosure Sale Agreement”) with Venture Lending & Leasing IV, Inc., Venture Lending & Leasing V, Inc. and Silicon Valley Bank (collectively, the “Sellers”).  Pursuant to the Foreclosure Sale Agreement, Xenogenics acquired all of the Sellers’ interests in certain bioabsorbable stent assets (known as “Ideal BioStent™”) and related technologies.  In consideration for the purchase of the assets, Xenogenics made cash payments to the Sellers in the aggregate amount of $400,000.

Xenogenics is also required to make cash payments to the Sellers as follows based on the achievement of certain milestones:

•	$300,000 is payable upon the earlier to occur of (i) initiation of pivotal Generation 2 stent human clinical trials, (ii) execution of an agreement in which Xenogenics grants a third party rights to develop or exploit the purchased assets, valued at no less than $3,000,000 (including all up-front payments and the net present value of any future royalty/milestone payments), and (iii) a “change of control” of Xenogenics;

•	$1,000,000 is payable upon the earlier to occur of (i) regulatory approval by any regulatory authority in a European Union member country, (ii) execution of an agreement in which Xenogenics grants a third party rights to develop or exploit the purchased assets, valued at no less than $5,000,000 (including all up-front payments and the net present value of any future royalty/milestone payments); and (iii) a “change of control” of Xenogenics; and

•	$3,000,000 is payable upon the earlier to occur of (i) regulatory approval by the FDA;, (ii) execution of an agreement in which Xenogenics grants a third party rights to develop or exploit the purchased assets, valued at no less than $5,000,000 (including all up-front payments and the net present value of any future royalty/milestone payments); and (iii) a “change of control” of Xenogenics.

None of these milestones were achieved as of November 30, 2012, and, accordingly, none of these obligations have accrued. On September 30, 2011, Xenogenics entered into that certain Amendment No. 1 to the Foreclosure Sale Agreement which extended the deadlines for the achievement of these milestones under the Foreclosure Sale Agreement by twelve months. On October 23, 2012, Xenogenics entered into that certain Amendment No. 2 to the Foreclosure Sale Agreement which further extended the deadlines for the achievement of these milestones under the Foreclosure Sale Agreement by an additional twelve months. Xenogenics is required to use good faith reasonable efforts to achieve these milestones. Failure to achieve any of these milestones could result in all milestone payments, totaling $4.3 million, becoming immediately due and payable. If Xenogenics meets the financial hardship exception set forth in the Foreclosure Sale Agreement, Xenogenics could elect to pay all remaining milestone payments and continue commercialization efforts, or assign all intellectual property acquired by Xenogenics under the agreement to the counterparties to the agreement and cease all development and commercialization efforts.

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

Xenogenics is also required to make cash payments to Rutgers as follows based on the achievement of certain milestones with respect to products to be commercialized using the intellectual property licensed pursuant to the Rutgers License Agreement:

•	$50,000 is payable upon initiation of first in-human clinical trials anywhere in the world;

•	$200,000 is payable upon initiation of pivotal human clinical trials anywhere in the world in connection with submitting an application for market approval to a regulatory authority; and

•	$300,000 is payable upon submission of an application for market approval to a regulatory authority anywhere in the world.

None of these milestones were achieved as of November 30, 2012 and, accordingly, none of these obligations have accrued.

Upon the sale of products commercialized using the technology licensed pursuant to the Rutgers License Agreement, Xenogenics is required to make royalty payments to Rutgers in an amount equal to three percent of the annual aggregate gross amounts charged for such products less deductions for expenses such as sales/use taxes, transportation charges and trade discounts. Beginning with the first year of sales of products commercialized with the licensed technology, Xenogenics will make certain minimum royalty payments to Rutgers, which payments will be applied against any royalty payments earned by Rutgers for the relevant calendar year. Further, 50% of the Rutgers milestone payments actually paid to Rutgers will be offset against any future royalty payments earned under the Rutgers License Agreement.

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

We use certain licenses granted to us under various licensing agreements. We also use trade secrets and proprietary knowledge unprotected by patents that we protect, in part, by confidentiality agreements. It is our policy to require our employees, directors, consultants, licensees, outside contractors and collaborators, scientific advisory board members and other advisors to execute confidentiality agreements upon the commencement of their relationships with us. These agreements provide that all confidential information made known to the individual in the course of the individual's relationship with us be kept as confidential and not be disclosed to third parties except in specific limited and agreed upon circumstances. We also require signed confidentiality or material transfer agreements from any company that is to receive our confidential information. In the case of employees, consultants and contractors, the agreements generally provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of the Company. There can be no guarantee that these agreements will not be violated or that we would have adequate remedies for any such violation or that our trade secrets or proprietary knowledge will not become known by or independently developed by competitors.

Any proprietary protection that we can obtain and maintain will be important to our business.

On September 7, 2005, MCTI, entered into an Asset Contribution Agreement (the “Asset Contribution Agreement”) with MultiCell, Alliance Pharmaceutical Corp. (“Alliance”), and Astral, Inc. (“Astral,” and together with Alliance, (“Transferors”). Pursuant to the Asset Contribution Agreement, MCTI issued 490,000 shares of common stock to Alliance in consideration for the acquisition of certain assets and the assumption of certain liabilities relating to Transferors’ business. The intellectual property acquired by MCTI includes ten United States and twenty foreign issued and pending patents and patent applications related to chimeric antibody technology, treatment of Type 1 diabetes, T-cell tolerance, Toll-like Receptor technology, dendritic cells, dsRNA technology and immunosuppression.

In December 2003, we acquired the exclusive worldwide rights to US Patent # 6129911, for Liver Stem Cells from Rhode Island Hospital. We agreed to pay an annual license fee of $20,000 for the first three years of the applicable license agreement and $10,000 per annum thereafter until a product is developed. Once a product is developed, if ever, the annual license fee will end and we will pay Rhode Island Hospital a five percent royalty on net sales of any product we sell covered by the patent until we pay an aggregate of $550,000 in royalties and a two percent royalty thereafter until the expiration of the patent.

In April, 2005, we were granted US Patent # 6872389 for the liver stem cell invention of Dr. Ron Faris, MultiCell’s former Senior Vice President and Chief Scientific Officer. This patent contains 24 claims to a method of obtaining a population of liver cell clusters from adult stem cells and is an important enhancement to our adult stem cell portfolio.

We have an exclusive, long-term license agreement with Rhode Island Hospital for use of the following patents owned by the hospital related to liver cell lines and Liver Assist Devices (LADs):

US Patent #6,017,760, Isolation and Culture of Porcine Hepatocytes, expires October 9, 2015;
US Patent #6,107,043, Immortalized Hepatocytes, expires February 8, 2019;
US Patent #6,129,911, Liver Stem Cell, expires October 10, 2017; and
US Patent # 6,872,389 Liver Stem Cell expires on July 8, 2019.

If we generate revenues and pay royalties, the annual license fee structure does not apply. Our agreement with Rhode Island Hospital provides that we would pay a five percent royalty until we pay Rhode Island Hospital an aggregate of $550,000. After that, the royalty percentage decreases to two percent for the life of the patents.

On November 3, 2003, Xenogenics was notified by the United States Patent and Trademark Office that its patent application for an “Artificial Liver Apparatus And Method”, the Sybiol® Synthetic Bio-Liver Device, would be allowed. United States patent 6,858,146 was issued in 2005. The Sybiol® trademark is registered in the United States Patent and Trademark Office, number 2,048,080.

Xenogenic’s Ideal BioStent™ is covered by patents owned by Rutgers and exclusively licensed to Xenogenics. The license between Xenogenics and Rutgers includes exclusive license rights and option to 23 issued patents and 61 patent applications with claims encompassing the basic design and synthesis of certain bioabsorbable polymers and their use in combination with drugs in medical devices.

The patent estate acquired by Xenogenics as part of its acquisition of the Ideal BioStent™ includes one issued U.S. patent and four patent applications.  This patent estate covers the composition and synthesis of the Ideal BioStent™ proprietary bioabsorbable polymers, admixing of drugs and bioabsorbable polymers for therapeutic applications, and the use of these bioabsorbable polymers in stents and other medical devices.

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

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act and implementing regulations. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies, all performed in accordance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an investigational new drug (“IND”) application which must become effective before clinical trials may begin;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication;

•	submission of a new drug application (“ NDA”) to the FDA;

•	satisfactory completion of an FDA preapproval inspection of the manufacturing facilities at which the product is produced to assess compliance with current GMP, or cGMP, regulations; and

•	FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

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

Need for Government Approval

The use of immortalized hepatocytes for drug discovery purposes does not require FDA approval. However, some of our products will be subject to regulation in the United States by the FDA and by comparable regulatory authorities in foreign jurisdictions. The Sybiol synthetic bio-liver device will be classified as a “biologic” regulated under the Public Health Service Act and the Food, Drug and Cosmetic Act. The use of human immortalized liver cells for this application will also be regulated by the FDA. Development of therapeutic products of human use is a multi-step process. The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies all performed in accordance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND application which must become effective before clinical trials may begin;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;

•	submission of an NDA, to the FDA;

•	satisfactory completion of an FDA preapproval inspection of the manufacturing facilities at which the product is produced to assess compliance with current GMP, or cGMP, regulations; and

•	FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all.

Research and Development

In fiscal years 2012 and 2011, we spent $427,994 and $556,363, respectively, on research and development. Research and development cost increases related to increases in legal fees for intellectual property counsel and license fees paid under the Rutgers License Agreement.

Historically, our research and development has also been funded to some extent by the National Institute of Health (“NIH”) grants, Small Business Innovative Research (“SBIR”) grants, and other similar grants.

We received grant awards in 2010 under the U.S. government’s Qualifying Therapeutic Discovery Project (“QTDP”) program for three of its drug development programs: MCT-125, MCT-465, and MCT-475. The QTDP program was created by Congress as part of the Patient Protection and Affordable Care Act, and provides a tax credit or grant equal to 50% of qualified investment for fiscal years ending November 30, 2010 and 2011. To be eligible, a therapeutic development project must: (i) have the potential to develop new treatments that address unmet medical needs or chronic and acute diseases; (ii) reduce long-term health care costs; (iii) represent a significant advance in finding a cure for cancer; (iv) advance U.S. competitiveness in the fields of life, biological, and medical sciences; or (v) create or sustain well-paying jobs, either directly or indirectly. On October 29, 2010, we received notification from the Department of Treasury that we had been awarded a total cash grant of $733,437. Of the total grant, $430,335 relates to qualifying expenses incurred during the fiscal year ended November 30, 2010 and the remainder of $303,102 was received and recognized during the fiscal year ended November 30, 2011. We did not receive any grant revenue for the fiscal year ended November 30, 2012.

Competition

We compete in the segments of the pharmaceutical and biotechnology markets that are highly competitive. We face significant competition from most pharmaceutical companies as well as biotechnology companies that are researching and selling products similar to ours. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies in particular have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research capabilities than we do. In addition, many universities and private and public research institutes are active in research, some in direct competition with us. We believe that our ability to successfully compete will depend on, among other things:

•	our drug candidates’ efficacy, safety and reliability;
•	the speed at which we develop our drug candidates;
•	the completion of clinical development and laboratory testing and obtaining regulatory approvals for drug candidates;
•	the timing and scope of regulatory approvals for our drug candidates;
•	our ability to manufacture and sell commercial quantities of a drug to the market;
•	acceptance of our drugs by physicians and other health care providers;
•	the willingness of third party payors to provide reimbursement for the use of our drugs;
•	our ability to protect our intellectual property and avoid infringing the intellectual property of others;
•	the quality and breadth of our technology;
•	the skills of our employees’ and our ability to recruit and retain skilled employees;
•	our cash flows under existing and potential future arrangements with licensees, partners and other parties; and
•	the availability of substantial capital resources to fund development and commercialization activities.

Our competitors may develop drug candidates and market drugs that are less expensive and more effective than our future drugs, or that may render our drugs obsolete. Our competitors may also commercialize competing drugs before we or our partners can launch any drugs developed from our drug candidates.

Other companies that are early-stage are currently developing alternative treatments and products that could compete with our drugs. These organizations also compete with us to attract qualified personnel and potential parties for acquisitions, joint ventures or other strategic alliances.

Employees

As of November 30, 2012, we had two employees, both of whom are full-time employees.

ITEM 1A. RISK FACTORS

Risks Related To Our Business

Our drug candidates, bioabsorbable stent assets and cellular systems technologies are in the early stages of clinical testing and we have a history of significant losses and may not achieve or sustain profitability.

Our drug candidates are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. Similarly, some of MultiCell’s cellular systems technologies and Xenogenics’ bioabsorbable stent assets are in early stages of development and require further development before they may be commercially viable. We have incurred a substantial accumulated deficit since our inception in 1970. As of November 30, 2012, our accumulated deficit was $42,254,594. Our losses have primarily resulted from significant costs associated with the research and development relating to our cellular systems technologies and other operating costs. We expect to incur increasing losses for at least several years, as we continue our research activities, conduct development of, and seek regulatory approvals for, our drug candidates, commercialize any approved drugs and as we continue to advance our cellular systems technologies business. If our drug candidates fail in clinical trials or do not gain regulatory approval, or if our drugs, bioabsorbable stent assets and cellular systems technologies do not achieve market acceptance, we will not achieve or maintain profitability. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

We will need substantial additional capital to fund continued business operations and we cannot be sure that additional financing will be available.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the fiscal year ended November 30, 2012, relative to our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to obtain additional funding will determine our ability to continue as a going concern. Since March 2008, we have operated on working capital provided by La Jolla Cove Investors (LJCI). Under terms of the Debenture Purchase Agreement entered into with LJCI, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of November 30, 2012 there were 5,602,629 shares remaining on the stock purchase warrant and a balance of $56,026 remaining on the convertible debenture. If LJCI were to exercise all of its remaining warrants, we would receive approximately $6.1 million. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.99% of the outstanding shares of the Company. We expect that LJCI will continue to exercise the warrants and convert the debenture through February 28, 2014, the amended date that the debenture is due and the warrants expire, subject to the limitations of the agreement and availability of our authorized common stock.

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

We will be subject to the risks inherent in the ownership and operation of a research and development biotechnology venture such as regulatory setbacks and delays, fluctuations in expenses, competition from other biotechnology ventures and pharmaceutical companies, the general strength of regional and national economies, and governmental regulation. Our products may fail to advance due to inadequate therapeutic efficacy, adverse effects, inability to finance clinical trials or other regulatory or commercial setbacks. Because certain costs of the Company will not generally decrease with decreases in financing capital or revenues, the cost of operating the Company may exceed the income there from. No representation or warranty can be made that we will be profitable or will be able to generate sufficient working capital.

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

We will need additional financing in the future in order to fund continued research and development and to respond to competitive pressures. We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional securities, debt financing and/or the sale or licensing of our technologies. We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources. Although we have raised gross proceeds of $934,130 and $1,210,990 during the fiscal years ended November 30, 2012 and 2011, respectively, from the exercise of stock warrants, we do not have any binding commitment with regard to future financing. If adequate funds are not available or are not available on acceptable terms, we may be unable to pursue our therapeutic programs, fund expansion of our cellular technologies business, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

We have never generated, and may never generate, revenues from commercial sales of our drug and/or therapeutic candidates and we may not have drugs and/or therapeutic products to market for at least several years, if ever.

We currently have no drugs or therapeutic products approved by the FDA or similar regulatory authorities that are available for commercial sale anywhere in the world, and we cannot guarantee that we will ever have marketable drugs or therapeutic products available for sale anywhere in the world. We must demonstrate that our drug or therapeutic product candidates satisfy rigorous standards of safety and efficacy to the FDA and other regulatory authorities in the United States and abroad. We and our partners will need to conduct significant additional research and preclinical and clinical testing before we or our partners can file applications with the FDA or other regulatory authorities for approval of our drug candidates and therapeutic products. In addition, to compete effectively, our drugs and therapeutic products must be easy to use, cost-effective and economical to manufacture on a commercial scale, compared to other therapies available for the treatment of the same conditions. We may not achieve any of these objectives. We cannot be certain that the clinical development of our drug candidates in preclinical testing or clinical development will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other research programs will yield a drug candidate suitable for entry into clinical trials. We do not expect any of our drug and therapeutic products candidates to be commercially available for several years, if at all. The development of one or more of these drug candidates may be discontinued at any stage of our clinical trials programs and we may not generate revenue from any of drug candidates.

Clinical trials may fail to demonstrate the desired safety and efficacy of our drug and / or therapeutic candidates, which could prevent or significantly delay completion of clinical development and regulatory approval.

Prior to receiving approval to commercialize any of our drug and therapeutic candidates, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities in the United States and abroad, that such drug candidate is both sufficiently safe and effective. Before we can commence clinical trials, we must demonstrate through preclinical studies satisfactory product chemistry, formulation, stability and toxicity levels in order to file an IND (or the foreign equivalent of an IND) to commence clinical trials. In clinical trials we will need to demonstrate efficacy for the treatment of specific indications and monitor safety throughout the clinical development process. Long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our drug and therapeutic candidates, and satisfactory chemistry, formulation, stability and toxicity levels have not yet been demonstrated for our drug candidates or compounds that are currently the subject of preclinical studies. If our preclinical studies, clinical trials or future clinical trials are unsuccessful, our business and reputation will be harmed.

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

We also rely on trade secrets to protect our technology, especially where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. While we use reasonable efforts to protect our trade secrets, our or our strategic partners’ employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors. If we were to enforce a claim that a third party had illegally obtained and was using our trade secrets, our enforcement efforts would be expensive and time consuming, and the outcome would be unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Moreover, if our competitors independently develop equivalent knowledge, methods and know-how, it will be more difficult for us to enforce our rights and our business could be harmed.

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

The license agreement between MultiCell’s subsidiary, Xenogenics, and Rutgers requires us to use good faith reasonable efforts to achieve certain development milestones. To the extent we fail to do so, the agreement could be terminated by Rutgers.

The Rutgers License Agreement requires us to use good faith reasonable efforts to achieve the following development milestones with respect to the licensed intellectual property:

•	raise at least $5 million in equity funding by March 31, 2011, which, despite our good faith efforts, we were not able to raise;

•	restart manufacturing and produce a device by September 30, 2011, which, despite our good faith efforts, we were not able to do;

•	initiate an animal study by March 31, 2012, which, despite our good faith efforts, we were not able to do;

•	make a regulatory submission to support a human use clinical trial by September 30, 2012, which, despite our good faith efforts, we were not able to do;

•	initiate a human use clinical trial by September 30, 2013; and

•	make a submission or equivalent for marketing approval for use in humans by September 30, 2014, in at least one of Canada, the European Union Member States, Japan or the United States.

Termination of the Rutgers License Agreement could have a material negative impact on our results of operations, financial condition and cash flows.

The Foreclosure Sale Agreement related to the purchase of Ideal BioStent™ between MultiCell’s subsidiary, Xenogenics, Venture Lending & Leasing IV, Inc., Venture Lending & Leasing V, Inc. and Silicon Valley Bank requires us to use good faith reasonable efforts to achieve certain development milestones. To the extent we fail to do so, milestone payments of up to $4.3 million could become immediately due.

The Foreclosure Sale Agreement requires that we achieve the following development milestones for the second generation of the Ideal BioStent assets:

•	restart manufacturing and produce a device by September 30, 2013;

•	initiate an animal study by March 31, 2014;

•	make a regulatory submission to support a human use clinical trial by September 30, 2014; and

•	initiate a human use clinical trial by September 30, 2015.

We are required to use good faith reasonable efforts to achieve these milestones. Failure to achieve any of these milestones could result in all milestone payments, totaling $4.3 million, becoming immediately due and payable. If Xenogenics meets the financial hardship exception provided for in the Foreclosure Sale Agreement, it could elect to pay all remaining milestone payments and continue commercialization efforts, or assign all intellectual property under the agreement to the counterparties to the agreement and cease all development and commercialization efforts. The failure to achieve any of the milestones could have a material negative impact on our results of operations, financial condition and cash flows.

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

The development of drug candidates is complicated, and requires resources and experience for which we currently have limited resources. To the extent we conduct clinical trials for a drug candidate without support from a strategic partner we will need to develop additional skills, technical expertise and resources necessary to carry out such development efforts on our own or through the use of other third parties, such as contract research organizations (“CROs”).

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

Risks Related to Our Industry

Our competitors may develop products and drugs that are less expensive, safer, or more effective than ours, which may diminish or eliminate the commercial success of any drugs that we may commercialize.

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

The coverage and reimbursement status of newly-approved drugs is uncertain and failure to obtain adequate coverage and reimbursement could limit our ability to market any drugs we may develop and decrease our ability to generate revenue.

There is significant uncertainty related to the coverage and reimbursement of newly-approved drugs. The commercial success of our potential drugs in both domestic and international markets is substantially dependent on whether third-party coverage and reimbursement is available for the ordering of our potential drugs by the medical profession for use by their patients. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs, and, as a result, they may not cover or provide adequate payment for our potential drugs. They may not view our potential drugs as cost-effective and reimbursement may not be available to consumers or may not be sufficient to allow our potential drugs to be marketed on a competitive basis. Likewise, legislative or regulatory efforts to control or reduce healthcare costs or reform government healthcare programs could result in lower prices or rejection of coverage for our potential drugs. Changes in coverage and reimbursement policies or healthcare cost containment initiatives that limit or restrict reimbursement for our drugs may cause our revenue to decline.

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

Many of our employees and consultants were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no such claims against us are currently pending, we may be subject to claims that these employees or consultants or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper or prevent our ability to commercialize certain potential drugs, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Our partners may use hazardous chemicals and radioactive and biological materials in connection with our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

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

We do not intend to pay dividends on our common stock in the foreseeable future. There can be no assurance that the operation of the Company will result in sufficient revenues to enable us to operate at profitable levels or to generate positive cash flows. Further, dividend policy is subject to the discretion of our Board of Directors (the “Board”) and will depend on, among other things, our earnings, financial condition, capital requirements and other factors.

Our common stock is thinly traded and there may not be an active, liquid trading market for our common stock.

There is no guarantee that an active trading market for our common stock will be maintained on the OTC Bulletin Board or that the volume of trading will be sufficient to allow for timely trades. Investors may not be able to sell their shares quickly or at the latest market price if trading in our stock is not active or if trading volume is limited. In addition, if trading volume in our common stock is limited, trades of relatively small numbers of shares may have a disproportionate effect on the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. PROPERTIES

On March 26, 2008, we entered into a lease agreement at 68 Cumberland Street, Suite 301, Woonsocket RI  02895.  The leased property includes office and storage space totaling 1,075 square feet. The lease was a one-year lease commencing on May 1, 2008 through April 30, 2009.  We have renewed the lease for additional one-year terms through April 30, 2013. We pay $900 per month in rent for the leased property and expect to renew the lease when it expires on April 30, 2013. The leased facilities are fully utilized and adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol MCET.OB. Our stock is considered a penny stock and is, therefore, subject to the Securities Enforcement Remedies and Penny Stock Reform Act of 1990. Penny stock is defined as any equity security not traded on a national stock exchange or quoted on the NASDAQ National Market or SmallCap Market and that has a market price of less than $5.00 per share. Additional disclosure is required in connection with any trades involving a stock defined as a penny stock (subject to certain exceptions); including the delivery, prior to any such transaction, of a disclosure schedule explaining the penny stock market and the associated risks. Broker-dealers who recommend such low-priced securities to persons other than established customers and accredited investors are required to satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchase and receive the purchaser's written consent prior to the transaction.

The table below gives the range of high and low closing prices of our common stock for the fiscal years ended November 30, 2012 and November 30, 2011 based on high and low closing prices per share of common stock for the quarters indicated.

Fiscal Year Ended November 30, 2012
	High	Low
First quarter	$0.0068	$0.0044
Second quarter	$0.0049	$0.0025
Third quarter	$0.0034	$0.0013
Fourth quarter	$0.0018	$0.0011

Fiscal Year Ended November 30, 2011
	High	Low
First quarter	$0.0140	$0.0038
Second quarter	$0.0210	$0.0043
Third quarter	$0.0125	$0.0062
Fourth quarter	$0.0080	$0.0048

No cash dividends have been paid on our common stock for the 2012 and 2011 fiscal years and no change of this policy is under consideration by the Board.

The payment of cash dividends in the future will be determined by the Board in light of conditions then existing, including our earnings, financial requirements, and opportunities for reinvesting earnings, business conditions, and other factors. There are otherwise no restrictions on the payment of dividends. The number of shareholders of record of our common stock on February 21, 2013 was approximately 597, not including any persons who hold their stock in “street name”.

We did not repurchase any of our shares of common stock during the fourth quarter of the fiscal year covered by this report.

See the “Equity Compensation Plan Information” table in Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Stock Issuances

On October 19, 2012, we entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Monarch Pointe Fund, Ltd. – in liquidation (“Monarch Pointe”). In connection with the Settlement Agreement, Monarch Pointe converted 7,891 shares of our Series B preferred stock, converted 5,734 shares of our Series I preferred stock, and settled an obligation for the payment of $289,948 of accrued dividends on our Series B preferred stock. Pursuant to the Settlement Agreement, we issued 56,429,250 shares of our common stock to Monarch Pointe. No cash proceeds were received as a result of the Settlement Agreement. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On September 12, 2012, we issued 45,185,222 shares of our common stock to LJCI pursuant to its conversion of $370 of convertible debentures. We also issued 37,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $40,330, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On September 26, 2012, we issued 50,554,000 shares of our common stock to LJCI pursuant to its conversion of $460 of convertible debentures. We also issued 46,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $50,140, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On October 23, 2012, we issued 49,455,000 shares of our common stock to LJCI pursuant to their conversion of $450 of convertible debentures. We also issued 45,000 shares of our common stock to LJCI pursuant to their exercise of warrants. Proceeds from the exercise were $49,050, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis for the fiscal years ended November 30, 2012 and 2011 is presented below.

Overview

Following the formation of MCTI during September 2005 and the recent in-licensing of drug candidates, we are pursuing research and development of therapeutics. Historically, we have specialized in developing primary liver cell immortalization technologies to produce cell-based assay systems for use in drug discovery. We seek to become an integrated biopharmaceutical company that will use its immune system modulation technologies to discover, develop and commercialize new therapeutics itself and with strategic partners.

On October 9, 2007, MultiCell executed an exclusive license and purchase agreement (the “Corning Agreement”) with Corning Incorporated (“Corning”) of Corning, New York. Under the terms of the Corning Agreement, Corning has the right to develop, use, manufacture, and sell MultiCell’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (ADME/Tox assays). Corning paid MultiCell a non-refundable license fee, purchased certain inventory and equipment related to MultiCell’s Fa2N-4 cell line business, hired certain MultiCell scientific personnel, and paid for access to MultiCell’s laboratories during the transfer of the Fa2N-4 cell lines to Corning. MultiCell retained and continues to support all of its existing licensees. MultiCell retained the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays. MultiCell also retained rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to identify drug targets and for other applications related to our internal drug development programs.

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

We intend to add scientific and support personnel gradually. We want to add specialists for our key research areas. These strategic additions will help us expand our product offerings leading us to additional revenues and profits. Of course as revenues increase, administrative personnel will be necessary to meet the added workload. Other expenses, such as sales and customer service, will increase commensurate with increased revenues. Our current research and development efforts focus on development of future products and redesign of existing products. Due to the ongoing nature of this research, we are unable to ascertain with certainty the total estimated completion dates and costs associated with this research. As with any research efforts, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance our market position. Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred. For the fiscal years ended November 30, 2012 and 2011, research and development costs were $427,994 and $556,363, respectively. Research and development costs primarily consist of external clinical and preclinical study costs, consulting fees, legal fees associated with our intellectual property, and materials and supplies.

The Application of Critical Accounting Policies

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Research and Development – Company-sponsored research and development costs related to future products and redesign of present products are expensed as incurred.

Acquired In-Process Research and Development – We recognize as incurred the cost of directly acquiring assets to be used in the research and development process that have not yet received regulatory approval for marketing and for which no alternative future use has been identified. Acquired in-process research and development costs are expensed as incurred. Once the product has obtained regulatory approval, we will capitalize any milestone payments made and amortize them over the period benefitted. Milestone payments made prior to regulatory approval of the product will generally be expensed when the event requiring payment of the milestones occurs.

Revenue Recognition – In the fiscal years covered by this Annual Report on Form 10-K, our revenues have been generated from license revenue under agreements with Corning and Pfizer. Management believes such sources of revenue will be part of our ongoing operations. We recognize revenue from licensing and research agreements as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable and the collection of the contractual amounts is reasonably assured. In situations where we receive payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. Deferred revenues associated with services expected to be performed within the 12-month period subsequent to the balance sheet date are classified as a current liability. Deferred revenues associated with services expected to be performed at a later date are classified as non-current liabilities.

Stock-Based Compensation –We account for stock based compensation in accordance with GAAP, which requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values over the period during which an employee is required to provide service in exchange for the award (the vesting period), net of estimated forfeitures. The estimation of fair value of stock options requires management to make estimates for certain assumptions regarding risk-free interest rates, expected life of the options, expected volatility of the price of our common stock, and the expected dividend yield of our common stock.

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

Fiscal Year Ended November 30, 2012 compared to Fiscal Year Ended November 30, 2011

Revenue. Total revenue for the fiscal years ended November 30, 2012 and November 30, 2011 was $49,318. All of the revenue for the fiscal years ended November 30, 2012 and 2011 is from the amortization of deferred license revenue under agreements with Corning and Pfizer.

Operating Expenses. Total operating expenses for selling, general and administrative expenses, research and development expenses, and stock-based compensation for the fiscal year ended November 30, 2012, were $1,624,181, compared to the total corresponding operating expenses for the fiscal year ended November 30, 2011, of $2,361,177, representing a decrease of $736,996. This decrease was principally due to a decrease in stock-based compensation of $665,159 principally related to the recently issued Xenogenics options, discussed in the Notes to our Consolidated Financial Statements filed herewith; a decrease in legal, consulting, and other professional fees of $34,899; a decrease of expenses for the purchase of research materials and supplies of $40,313; and a decrease in costs under a sponsored research agreement of $38,852. These decreases were offset by increases of $10,330 in employee compensation and related expenses; an increase in state franchise taxes and other filing fees of $21,356; and increases in various other expenses of $10,541.

Other income/(expense). Other income (expense) amounted to net income of $216,263 for the fiscal year ended November 30, 2012 as compared to net income of $359,781 for the fiscal year ended November 30, 2011. Other income (expense) for the fiscal year ended November 30, 2012, primarily consists of (i) interest expense of $8,137, (ii) a gain from the change in fair value of derivative liability of $88,663, and (iii) a gain on the extinguishment of certain liabilities in the amount of $133,540. Other income (expense) for the fiscal year ended November 30, 2011 primarily consists of (i) proceeds from a grant awarded under the U.S. governments’ Qualifying Therapeutic Discovery Project (QTDP) program in the amount of $303,102, (ii) interest expense of $23,588, (iii) a loss from the change in fair value of derivative liability of $81,073, and (iv) a gain on the extinguishment of certain liabilities in the amount of $159,552.

The QTDP program was created by Congress as part of the Patient Protection and Affordable Care Act, and provides a tax credit or grant equal to eligible costs and expenses for the fiscal years ending November 30, 2011 and 2010. To be eligible, a therapeutic development project must: (i) have the potential to develop new treatments that address unmet medical needs or chronic and acute diseases; (ii) reduce long-term health care costs; (iii) represent a significant advance in finding a cure for cancer; (iv) advance U.S. competitiveness in the fields of life, biological, and medical sciences; or (v) create or sustain well-paying jobs, either directly or indirectly. We received a total grant of $733,437, of which $430,335 pertained to the fiscal year ended November 30, 2010 and $303,102 pertained to the fiscal year ended November 30, 2011. There was no grant revenue for the fiscal year ended November 30, 2012.

Interest expense principally consists of interest on the Debentures as discussed below in the subsection entitled “Liquidity and Capital Resources”), including amortization of discount through February 28, 2012, the original due date of the Debentures.

The change in fair value of derivative liability is the result of our adoption on December 1, 2009 of new accounting guidance related to the embedded conversion feature in our Series B convertible preferred stock. The valuation of the derivative liability is dependent upon a number of factors beyond our control. As such, the amount of other income or expense that we report related to the change in the fair value of the derivative liability is somewhat unpredictable, but may be significant, and will continue to be reported until the holders of the Series B convertible preferred stock have converted all of their shares into shares of our common stock.

During the fiscal years ended November 30, 2012 and 2011, our management determined that certain recorded accounts payable totaling $133,540 and $159,552, respectively, had been extinguished with the passage of time for collection under the laws related to the statute of limitations. Accordingly, we removed these accounts from our records and recorded a corresponding gain on the extinguishment of the liabilities.

Net Loss. Net loss for the fiscal year ended November 30, 2012 was $1,358,600, as compared to a net loss of $1,952,078 for the fiscal year ended November 30, 2011, representing a decrease in the net loss of $593,478. The primary reasons for the decrease in net loss are the (i) the decrease in operating expenses, (ii) the decrease in the amount of grant revenue recognized, and (iii) the difference in the amount of gain or loss related to the change in fair value of the derivative liability, all as described above.

Preferred stock dividends. In connection with the issuance of our Series B preferred stock and warrants, commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the Commission, we were required to pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying (A) $100 per share by (B) the higher of (i) the Wall Street Journal Prime Rate plus one percent (1%), or (ii) nine percent (9%). In no event was the dividend rate to be greater than 12% per annum. The dividend was payable monthly in arrears in cash on the last day of each month based on the number of shares of our Series B preferred stock outstanding as of the first (1st) day of such month. In the event we have not paid the Series B preferred dividends when due, the conversion price of the Series B preferred shares was reduced to eighty-five percent (85%) of the otherwise applicable conversion price. We did not pay the required monthly Series B preferred dividends since November 30, 2006, which, in part, has caused the conversion price to be reduced. Subsequent to November 30, 2010, we received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B preferred stock, which in turn terminated the requirement to accrue the related dividends. Accordingly, no dividends have been accrued since November 30, 2010.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance of debt or equity instruments. The following is a summary of our key liquidity measures at November 30, 2012 and November 30, 2011:

	November 30, 2012	November 30, 2011
Cash and cash equivalents	$199,472	$405,327

Current assets	$210,765	$719,027
Current liabilities	(1,255,495)	(1,705,670)

Working capital deficiency	$(1,044,730)	$(986,643)

We will have to raise additional capital in order to initiate Phase IIb clinical trials for MCT-125, our therapeutic product for the treatment of fatigue in multiple sclerosis patients, conduct further research on MCT-465 and MCT-485 for the treatment of primary liver cancer, and initiate clinical trials for Xenogenic’s bioabsorbable, drug eluting stent, the Ideal BioStent™. Management is evaluating several sources of financing for its clinical trial program. Additionally, with our strategic shift in focus to therapeutic programs and technologies, we expect our future cash requirements to increase significantly as we advance our therapeutic programs into clinical trials. Until we are successful in raising additional funds, we may have to prioritize our therapeutic programs and delays may be necessary in some of our development programs.

Commencing in March 2008, we have operated on working capital provided by LJCI in connection with its exercise of warrants issued to it by the Company (which LJCI must exercise whenever it wants to convert amounts owing under the convertible debenture it holds), all as discussed in more detail below. The warrants are exercisable at $1.09 per share. As of February 21, 2013 there were 5,482,629 shares remaining under the stock purchase warrant. Should LJCI continue to exercise all of its remaining warrants approximately $6.0 million of cash would be provided to the Company. However, the Debenture Purchase Agreement limits LJCI’s stock ownership in the Company to 9.99% of our outstanding shares. In August 2011, we and LJCI amended the debenture and the warrant agreement to extend the maturity date of the debenture and the expiration date of the warrants to February 28, 2014. We expect that LJCI will continue to exercise the warrants and convert the debenture over the next year, subject to the limitations of the agreement and availability of our authorized common stock, but cannot assure that LJCI will do so. We are investigating the possible sale or license of certain assets that we did not already license to Corning in October 2007. We are presently pursuing discussions with companies operating in the stem cell research market and the general life science research market.

On July 14, 2006, we completed a private placement of Series B convertible preferred stock. A total of 17,000 Series B convertible preferred shares (the “Series B Shares”) were sold to accredited investors at a price of $100 per share. The Series B Shares are convertible at any time into shares of our common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Conversion Price”). The Conversion Price was reduced to 85% of the then-applicable Conversion Price as a result of an event of default in the payment of preferred dividends. The Conversion Price is also subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the Conversion Price is subject to weighted average anti-dilution adjustments in the event we sell shares of our common stock or other securities convertible into or exercisable for shares of our common stock at a per share price, exercise price or conversion price lower than the Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options). As a result of these adjustments, the Conversion Price has been reduced to $0.0215 per share as of November 30, 2012. The number of shares of our common stock issuable to each investor upon conversion of the Series B preferred stock held by such investor is limited to 9.99% of the number of shares of our common stock outstanding on the date of conversion. The Series B Shares do not have voting rights. Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued was declared effective by the Commission, we paid on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (a) the Wall Street Journal Prime Rate plus 1%, or (b) 9%. In no event was the dividend rate greater than 12% per annum. Subsequent to November 30, 2010, we received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B preferred stock, which in turn terminated the requirement to accrue the related dividends. During the fiscal year ended November 30, 2007, we paid $73,800 and redeemed 738 shares of our Series B preferred stock. During the fiscal year ended November 30, 2010, 4,923 shares of our Series B preferred stock were converted into 7,991,883 shares of our common stock.

In October 2012, we entered into the Settlement Agreement with Monarch Pointe, a Series B preferred stockholder. Pursuant to the Settlement Agreement, Monarch Pointe converted 7,891 shares of our Series B preferred stock into shares our common stock. The carrying value of the converted Series B preferred stock was $769,690, consisting of the original proceeds from the issuance of preferred stock of $789,100 ($100 per share) less allocated issuance costs of $19,410. On the date of the Settlement Agreement, the conversion price of our Series B preferred stock was $0.0223. Accordingly, the conversion resulted in the issuance of 35,385,650 shares of our common stock. We had recorded accrued preferred dividends in the aggregate amount of $289,948. As part of the Settlement Agreement, we and Monarch Pointe agreed to settle the payment of accrued dividends by issuing 18,750,000 shares of our common stock to the Monarch Pointe. Additionally, pursuant to the Settlement Agreement, Monarch Pointe (who also held all of our Series I preferred stock) converted 5,734 shares of our Series I preferred stock into shares of our common stock. The carrying value of the converted Series I preferred stock was $573,400 ($100 per share). The conversion price of the Series I preferred stock was $0.25. Accordingly, the conversion resulted in the issuance of 2,293,600 shares of our common stock. At November 30, 2012, there were 3,448 shares of our Series B preferred stock and no shares of our Series I preferred stock outstanding.

The Series B Shares were formerly redeemable under certain circumstances, but those redemption provisions expired on July 14, 2008, two years after the closing date of the placement of the Series B Shares.

In the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding share of our Series B preferred stock shall be entitled to be paid second in priority to the Series I preferred stockholders out of the assets of the Company available for distribution to stockholders, an amount equal to $100 per share of Series B preferred stock held plus any declared but unpaid dividends. After such payment has been made in full, such holders of our Series B preferred stock shall be entitled to no further participation in the distribution of the assets of the Company.

We entered into a Securities Purchase Agreement with LJCI on February 28, 2007 (the “Securities Purchase Agreement”) pursuant to which we agreed to sell convertible debentures in the principal amount of $100,000 and maturing on February 28, 2012 (the “Debentures”). In addition, we issued to LJCI a warrant to purchase up to 10 million shares of our common stock (the “LJCI Warrant”) at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007. In August 2011, the Company and LJCI amended the debenture and the warrant agreements to extend the maturity date of the debenture and the expiration date of the warrants to February 28, 2014.

The Debentures are convertible at the option of LJCI at any time up to maturity at a conversion price equal to the lesser of the fixed conversion price of $1.00, or 80% of the average of the lowest three daily volume weighted average trading prices per share of our common stock during the 20 trading days immediately preceding the conversion date. The Debentures accrue interest at 4.75% per year payable in cash or our common stock. Through November 30, 2012, interest is being paid in cash on a monthly basis. If paid in stock, the stock will be valued at the rate equal to the conversion price of the Debentures in effect at the time of payment.

For the Debentures, upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the Debentures that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. Since February 28, 2008, the Company, at its sole discretion, has had the right, without limitation or penalty, to redeem the outstanding principal amount of the Debentures not yet converted by the holder into shares of its common stock, plus accrued and unpaid interest thereon.

Cash provided by (used in) operating, investing and financing activities for the fiscal years ended November 30, 2012 and November 30, 2011 is as follows:

	November 30, 2012	November 30, 2011
Operating activities	$(889,555)	$(1,239,120)
Investing activities	1,500	(265,000)
Financing activities	682,200	1,275,070
Net decrease in cash and cash equivalents	$(205,855)	$(229,050)

Operating Activities

For the fiscal year ended November 30, 2012, the most significant differences between our net loss and net cash used in operating activities are due to net non-cash charges to operations of $107,626 principally consisting of stock-based compensation, and reductions in non-cash working capital totaling $361,419. For the fiscal year ended November 30, 2011, the most significant differences between our net loss and net cash used in operating activities are due to net non-cash charges to operations of $934,096 principally consisting of stock-based compensation, and increases in non-cash working capital totaling $221,138.

Investing Activities

During the fiscal year ended November 30, 2012, we sold surplus equipment for $1,500. Net cash used in investing activities in the fiscal year ended November 30, 2011 was related to payments for in-process research and development under arrangements entered into during the last quarter of 2010.

Financing Activities

During the fiscal year ended November 30, 2012, principal cash flows from financing activities related to LJCI converting $8,570 of the Debentures into shares of our common stock and exercising warrants to purchase 857,000 shares of our common stock at a price of $1.09 per share, resulting in total proceeds of $934,130. Additionally, LJCI decreased its advances by $251,930 towards the future exercise of warrants. During the year ended November 30, 2011, principal cash flows from financing activities related to LJCI converting $11,110 of the Debentures into shares of our common stock and exercising warrants to purchase 1,111,000 shares of our common stock at a price of $1.09 per share, resulting in total proceeds of $1,210,990. Additionally, LJCI increased its advances by $64,080 towards the future exercise of warrants.

Through November 30, 2012, a significant portion of our financing has been provided through private placements of preferred and common stock, the exercise of stock options and warrants and issuance of convertible debentures. We have in the past increased, and if funding permits plan to increase further, our operating expenses in order to fund higher levels of product development, undertake and complete the regulatory approval process, and increase our administrative resources in anticipation of future growth. In addition, acquisitions such as MCTI increase operating expenses and therefore negatively impact, in the short term, the liquidity position of the Company.

Commencing in March 2008, the Company has operated on working capital provided by LJCI. Under terms of the Debenture Purchase Agreement LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of February 21, 2013, there are 5,482,629 shares remaining under the stock purchase warrant and a balance of $54,826 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants approximately $6.0 million of cash would be provided to the Company. The Debenture Purchase Agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.99% of the outstanding shares of the Company. In August 2011, the Company and LJCI amended the debenture and the warrant agreement to extend the maturity date of the debenture and the expiration date of the warrants to February 28, 2014. We expect that LJCI will continue to exercise the warrants and convert the debenture over the next year, subject to the limitations of the agreement and availability of authorized common stock of the Company, but cannot assure that LJCI will do so. We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional equity securities, debt financing and/or the sale or licensing of our technologies. We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures. We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund expansion, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal years ended November 30, 2012 and 2011 begins on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2012 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with GAAP. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of November 30, 2012 and 2011, the following material weaknesses existed:

1.	Entity-Level Controls: We did not maintain effective entity-level controls as defined by the framework issued by COSO. Specifically, we did not effectively segregate certain accounting duties due to the small size of our accounting staff, and did not maintain a sufficient number of adequately-trained personnel necessary to anticipate and identify risks critical to financial reporting.

2.	Information Technology: We did not maintain effective controls over the segregation of duties and access to financial reporting systems. Specifically, key financial reporting systems were not appropriately configured to ensure that certain transactions were properly processed with segregated duties among personnel and to ensure that unauthorized individuals did not have access to add or change key financial data.

Due to these material weaknesses, management has concluded that our internal control over financial reporting was not effective as of November 30, 2012 and 2011.

In order to mitigate these material weaknesses to the fullest extent possible, all financial reports are reviewed by the Chief Financial Officer, who has limited system access.  In addition, regular meetings are held with the Board and the Audit Committee of the Board.  If at any time we determine a new control can be implemented to mitigate these risks at a reasonable cost, it is implemented as soon as possible.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and Executive Officers of the Company

Our executive officers, key employees and directors are listed in the below table. There are no family relationships among any of our executive officers, key employees and directors. There currently are no legal proceedings, and during the past ten years there have been no legal proceedings, that are material to the evaluation of the ability or integrity of any of our directors or director nominees.

Name	Age	Position	Director since the below date (1)
W. Gerald Newmin	75	Chairman, Chief Executive Officer, Chief Financial Officer, Secretary and Director	December 1, 1995(2)

Stephen Chang	57	Director	June 16, 2004

Edward Sigmond	54	Director	May 17, 2000

Thomas A. Page	79	Director	September 11, 2003

D. Scott Lukeman	57	Director	September 5, 2012

Grant Miller	56	Director	October 19, 2012

Anthony E. Altig(3)	57	Director	September 15, 2005

(1)	Each director serves until the next annual meeting of stockholders.

(2)	Elected as Chief Executive Officer, Chief Financial Officer, Secretary and Director on December 21, 2007.

(3)	Resigned as a member of the board of directors effective October 19, 2012.

W. Gerald “Jerry” Newmin joined MultiCell as a director in June 1995. He currently serves as the Chairman, Chief Executive Officer, President, Chief Financial Officer and Secretary of MultiCell. Mr. Newmin served as Chief Executive Officer of MultiCell from June 1995 to May 2006, and was appointed to serve again as Chief Executive Officer on December 21, 2007. Mr. Newmin is Chairman, Chief Executive Officer, Secretary and a director of Xenogenics, a partially-owned subsidiary of MultiCell and Chief Executive Officer, Secretary and a director of MCTI, a partially-owned subsidiary of MultiCell. He has managed NYSE and American Stock Exchange Fortune 500 companies. He has been President of HealthAmerica Corporation, then the nation’s largest publicly-held HMO management company. He was Chief Executive Officer and President of The International Silver Company, a diversified multi-national manufacturing company that he restructured. He was Chief Operating Officer of numerous Whittaker Corporation operating units, including Production Steel Company, Whittaker Textiles, Bertram Yacht, Trojan Yacht, Columbia Yacht, Narmco Materials and Anson Automotive. He was instrumental in Whittaker’s entry into the US and international health care markets. He was Western Regional Vice President of American Medicorp, Inc, where he managed 23 acute care hospitals in the Western United States. He retired as Chairman and Chief Executive Officer of SYS Technologies, Inc., a high-growth defense technology company in 2003. Mr. Newmin has a Bachelor’s degree in Accounting from Michigan State University. As our Chief Executive Officer, Mr. Newmin is specially qualified to serve on the Board because of his detailed knowledge of our operations and market.

Stephen Chang, Ph.D. has served as a director of MultiCell since June 2004, became President of MultiCell in February 2005, and became Chief Executive Officer in May 2006.  Dr. Chang resigned as Chief Executive Officer and President on December 21, 2007.  On December 21, 2007, Dr. Chang also resigned as President and Chief Executive Officer of MCTI, a subsidiary of MultiCell.  In 2008, Dr. Chang became Chief Scientific Officer and Founder of Stemgent, Inc.  In 2010, Dr. Chang joined the New York Stem Cell Foundation as its Vice-President of Research and Development. Dr. Chang is also President of CURES, a coalition of patient advocates, biotechnology companies, pharmaceutical companies and venture capitalists dedicated to ensuring the safety, research and development of innovative life saving medications. Dr. Chang was Chief Science Officer and Vice President of Canji Inc./Schering Plough Research Institute in San Diego, California from 1998 to 2004.  Dr. Chang earned his doctoral degree in Biological Chemistry, Molecular Biology and Biochemistry from the University of California, Irvine.  Prior to that he received a bachelor of science in Zoology, Microbiology, and Cell and Molecular Biology from the University of Michigan and a USPHS Postdoctoral Fellowship at the Baylor College of Medicine. Dr. Chang’s scientific background gives him a perspective that is helpful to the Board for understanding our market potential.

Edward Sigmond has served as a director of MultiCell since May 2000. He founded The Great American Food Chain, a public restaurant holding company with the mission to incubate and develop successful restaurant concepts, where he currently serves as Chief Executive Officer and Chairman of the Board. Mr. Sigmond is a partner in Sigmond and Johnson, Inc., a Dallas-based investment banking firm specializing in working with public micro cap companies through the early stages of development. Mr. Sigmond owns Kestrel Holdings, Inc., a real estate and equity investment company focusing on the restaurant and bar market in the Dallas area. He is a member of the board of directors of Na Zdravi Ventures, a.s., a Hooters of America franchisee for the Czech Republic and Slovak Republic. He is also an owner and the managing partner of The Elbow Room, a popular Dallas restaurant and bar founded in 1998. Mr. Sigmond has held other executive sales, marketing and operations management positions over his 25 years of working experience. These include founder and president of American Machine and Bearing and Specialty Food Products. He was Assistant to the President of Alpha Aviation and Vice President/Regional Manager of Geodata Corporation. Mr. Sigmond’s extensive business background makes him a valuable addition to the Board.

Thomas A. Page has served as a director of MultiCell since September 2003. Mr. Page is Director Emeritus and former Chairman of the board of directors and Chief Executive Officer of Enova Corporation and San Diego Gas and Electric Company (now part of Sempra Energy). Prior to the formation of Sempra Energy Corporation as a holding company in 1996, at various times Mr. Page was San Diego Gas and Electric Company’s Chairman, President and Chief Executive Officer and held one or more of these positions until his retirement in 1998. Mr. Page joined San Diego Gas and Electric Company in 1978 as Executive Vice President and Chief Operating Officer. In 1981, he was elected President and Chief Executive Officer and added the chairmanship in 1983. Mr. Page has been active in numerous industrial, community and governmental associations and has funded medical research. He is a director of the Coronado First Bank and is an advisory director of Sorrento Ventures. Mr. Page earned a Bachelor of Science degree in civil engineering, a masters degree in industrial administration and was awarded an honorary doctorate in management, all from Purdue University. He has been licensed as an engineer and as a certified public accountant. Mr. Page’s extensive business background makes him a valuable addition to the Board.

D. Scott Lukeman joined MultiCell as a member of the Board in September 2012. Dr. Lukeman is a proven manager, strategist, scientist, developer, analyst, marketer and innovator, with a unique combination of technical, sales and marketing, business, and financial know-how. Dr. Lukeman received a Ph.D. in Pharmacology/Cellular and Molecular Biology from the University of Miami in 1985, after earning a B.A. in Natural Sciences from New College of Florida. He has worked for over 25 years with diverse technologies and businesses as an international executive and strategic consultant. From 1985 to 1987, he was a Post-Doctoral Fellow, specializing in nephrology research, at the University of California-San Diego. From 1988 to 1990, as a Senior Scientist at Telios Pharmaceuticals, he invented and developed an anti-clotting technology that was licensed by Genentech and other companies. From 1991 to 1993, as Cardiovascular Area Leader for Italfarmco, he managed preclinical / clinical development of cardiovascular drug candidates and spearheaded in-licenses of other cardiovascular compounds and devices. From 1994 to 1995, as Director of Pharmacology for Cypros Pharmaceutical Corp., he managed the discovery and preclinical development of neurological drug candidates. Since 1996, he has provided strategic and management consulting and other, high-level expertise to Commtech Venture Group, MICRA Scientific, Helix BioPharma, Inavisis International, Yet2.com, Phoenix PharmaLabs, The Dunn Group, and other developing businesses. His expertise includes strategic planning, business and technology development, marketing, licensing, fund-raising, technology and market assessments, competitive intelligence, and technical and business writing. His technical knowledge spans multiple life-science disciplines, including pharmaceuticals (esp. drug discovery), biotechnology, medical devices and diagnostics, and food and herbal products and makes him a valuable addition to the Board.

Grant Miller received his B.A. from Loma Linda University in Riverside, California and an MBA; Finance from the University of San Diego, in San Diego, California. Mr. Miller currently serves as Chief Financial & Operating Officer of Encore Semi, LLC and has previously served as Chief Financial & Operating Officer of Sandel Avionics, Inc., Chief Financial Officer of Rapid Bridge, LLC, General Manager & Division Controller of Scubapro, Chief Financial Officer of USA Broadband, Inc., Chief Financial Officer & Senior Vice President Operations of Alitum, and held several positions with WorldXchange and Time Warner Cable, including International Director of Development in Spain and Portugal, Regional Vice President Finance, Corporate Mergers & Acquisitions Analyst, Manager, Finance and Information Systems and Financial Analysis. Mr. Miller’s extensive business background makes him a valuable addition to the Board.

CORPORATE GOVERNANCE

General

We believe that good corporate governance is important to ensure that the Company is managed for the long-term benefit of our stockholders. This section describes key corporate governance practices that we have adopted.

Board of Directors Meetings and Attendance

The Board has responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The primary responsibility of the Board is to oversee the management of the Company and, in doing so, serve the best interests of the Company and its stockholders. The Board selects, evaluates and provides for the succession of executive officers and, subject to stockholder election, directors. It reviews and approves corporate objectives and strategies, and evaluates significant policies and proposed major commitments of corporate resources. The Board also participates in decisions that have a potential major economic impact on the Company. Management keeps the directors informed of Company activity through regular communication, including written reports and presentations at Board and committee meetings.

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board held seven meetings in 2012, six of which were telephonic. All board members were present, either by person or on the telephone in the case of the telephonic meetings, at all meetings except for Mr. Sigmond and Mr. Chang who each missed one meeting.

Board Committees

Our Board has established an Audit Committee and a Nominating, Corporate Governance and Compensation Committee (the “Nominating Committee”). The members of each committee are appointed by the Board, upon recommendation of the Nominating Committee, and serve one-year terms. Each of these committees operates under a charter that has been approved by the Board. The charter for each committee is available on the Company’s website. The Audit Committee met four times during 2012. The Nominating Committee met one time during 2012.

Audit Committee

The Audit Committee of the Board oversees the Company’s corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent registered public accounting firm; determines and approves the engagement of the independent registered public accounting firm; determines whether to retain or terminate the existing independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm; reviews and approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on the Company’s audit engagement team as required by law; confers with management and the independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; reviews the financial statements to be included in the Company’s Annual Report on Form 10-K; and discusses with management and the independent registered public accounting firm the results of the annual audit and the results of the Company’s quarterly financial statements. Three directors comprise the Audit Committee: Grant Miller (Chairman), Edward Sigmond and Thomas Page. Mr. Altig was a member of the Audit Committee until his resignation on October 19, 2012. Upon Mr. Altig’s resignation, Mr. Miller was appointed as the chairman of the Audit Committee.

The Board annually reviews the NASDAQ listing standards definition of independence for Audit Committee members and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 10A-3 of the Exchange Act). The Board has determined that Grant Miller, Thomas Page and Anthony Altig each qualify as “audit committee financial experts”, as defined in applicable Commission rules. The Board made a qualitative assessment of Grant Miller’s, Thomas Page’s and Anthony Altig’s level of knowledge and experience based on a number of factors, including their formal education and experience as financial experts and their prior experience as certified public accountants, as further set forth in the subsection above entitled “The Directors and Executive Officers of the Company”. The Audit Committee met four times during the fiscal year ended November 30, 2012.

Nominating, Corporate Governance and Compensation Committee

The Nominating Committee provides assistance to the corporate directors in fulfilling their responsibility to the stockholders, potential stockholders, and investment community to ensure that the Company's officers, key executives, and Board members are compensated in accordance with the Company's total compensation objectives and executive compensation policy. The Nominating Committee advises, recommends, and approves compensation policies, strategies, and pay levels necessary to support organizational objectives. The Nominating Committee maintains free and open means of communication between the Board and the Chief Executive Officer of the Company.

The Nominating Committee responsibilities include:

•	Assisting the Company in defining an executive total compensation policy that (i) supports the Company's overall business strategy and objectives, (ii) attracts and retains key executives, (iii) links total compensation with business objectives and organizational performance in good and bad times, and (iv) provides competitive total compensation opportunities at a reasonable cost while enhancing stockholder value creation.

•	Acts on behalf of the Board in setting executive compensation policy, administering compensation plans approved by the Board and stockholders, and making decisions or developing recommendations for the Board with respect to the compensation of key Company executives.

•	Reviews and recommends to the full Board for approval the annual base salary levels, annual incentive opportunity levels, long-term incentive opportunity levels, executive prerequisites, employment agreements (if and when appropriate), change in control provisions/agreements (if and when appropriate), benefits, and supplemental benefits of the Chief Executive Officer.

•	Evaluates annually Chief Executive Officer’s compensation levels and payouts against (i) pre-established performance goals and objectives, and (ii) an appropriate peer group.

•	Keeps abreast of current developments in executive compensation outside the Company.

•	Meets regularly and/or as needed to consider the nomination and screening of Board member candidates, evaluate the performance of the Board and its members, as well as termination of membership of Board members in accordance with corporate policy, conflicts of interest, for cause or other appropriate reasons.

•	Submits the minutes of all meetings of the Nominating Committee to, or discuss the matters discussed at each committee meeting with, the Board.

•	Administers the stock incentive plans.

The members of the Nominating Committee are Edward Sigmond, Chairman, Scott Lukeman and Thomas Page. Mr. Altig was a member of the Nominating Committee until his resignation on October 19, 2012. Upon Mr. Altig’s resignation, Mr. Lukeman was appointed to the Nominating Committee. The Nominating Committee met once during the fiscal year ended November 30, 2012.

Director Candidates

The process followed by the Nominating Committee to identify and evaluate director candidates includes requests to Board members and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the Nominating Committee and the Board.

In considering whether to recommend any particular candidate for inclusion in the Board’s slate of recommended director nominees, the Nominating Committee applies certain criteria, including:

•	The candidate’s honesty, integrity and commitment to high ethical standards,

•	Demonstrated financial and business expertise and experience,

•	Understanding of the Company, its business and its industry,

•	Actual or potential conflicts of interest, and

•	The ability to act in the interests of all stockholders.

The Nominating Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a significant breadth of experience, knowledge and abilities that will allow our Board to fulfill its responsibilities.

The Nominating Committee will consider director candidates recommended by stockholders or groups of stockholders who have owned more than five percent of our common stock for at least a year as of the date the recommendation is made. Stockholders may recommend individuals to the Nominating Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than five percent of our common stock for at least a year as of the date such recommendation is made, to the Nominating Committee, c/o Corporate Secretary, MultiCell Technology, Inc., 86 Cumberland Street, Suite 301, Woonsocket, Rhode Island 02895. Assuming that appropriate biographical and background material have been provided on a timely basis, the Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others. There have been no material changes to the procedures by which the stockholders may recommend nominees to the Board since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2011.

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

Anyone may express concerns regarding questionable accounting or auditing matters or complaints regarding accounting, internal accounting controls or auditing matters to the Audit Committee by calling (401) 762-0045. Messages to the Audit Committee will be received by the chairman of the Audit Committee and our Corporate Secretary. You may report your concern anonymously or confidentially.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of ten percent or more of our common stock (the “Reporting Persons”) are required to report to the Commission on a timely basis the initiation of their status as a Reporting Person and any changes regarding their beneficial ownership of our common stock. The Company believes that, during 2012, the Reporting Persons complied with all Section 16(a) filing requirements and the Company does not know of any failure of any Reporting Person to file on a timely basis reports required by Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) as well as our employees. A copy of our code of business conduct and ethics is available on our website at www.multicelltech.com under “Investor Information—Corporate Governance." We intend to post on our website all disclosures that are required by applicable law, the rules of the Commission or OTC Bulletin Board listing standards concerning any amendment to, or waiver from, the provisions of our code of business conduct and ethics.

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

The base salary we paid to our executive in 2012 and 2011 is reflected in the summary compensation table below.

Long-Term Incentives. We grant stock options to our executives and directors as part of our executive compensation package program to directly link their interests to those of our stockholders, since stock options will only produce value to executives if the price of our stock appreciates. We believe that our compensation program must include long-term incentives such as stock options if we wish to hire and retain high-level executive talent. We also believe that stock options help to provide a balance to the overall executive compensation program as base salary and bonus awards focus only on short-term compensation. In addition, the vesting period of stock options encourages executive retention and the preservation of stockholder value. We base the number of stock options granted on the type and responsibility level of the executive’s position, the executive’s performance in the prior year and the executive’s potential for continued sustained contributions to our long-term success and the long-term interests of our stockholders. The number of stock options is also dependent on the number of options available in the option pool and the number of options already granted and vested to each individual executive.

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

Summary Compensation Table

Name and Principal Position(1)	Year	Salary ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)		Total ($)
W. Gerald Newmin, (2)	2012	$180,000	$0	$3,000	(3)	$2,750	(4)	$185,750
Chairman of the Board, Chief ExecutiveOfficer, President, Chief Financial Officer, Treasurer, Secretary and Director	2011	$180,000	$0	$8,700	(5)	$3,250	(6)	$191,950

(1) During fiscal years ended November 30 2012 and 2011, the listed person was the only principal executive officer of the Company and the only person that earned more than $100,000 during either of such fiscal years.

(2) Appointed as President and Chief Executive Officer on December 21, 2007.

(3) In June 2012, Mr. Newmin was granted an option to acquire 1,000,000 shares of our common stock at an exercise price of $0.0032 per share. The option vests quarterly over one year and expires five years after the grant date. The weighted average assumptions used in determining the fair value of the option under the Black-Scholes model for expected volatility, dividends, expected term, and risk-free interest rate were 170%; 0%; 5 years; and 0.62%; respectively.

(4) This amount represents fees earned in consideration for attending meetings of the Board during the fiscal year ended November 30, 2012. Mr. Newmin earned $1,000 for each meeting of the Board attended in person and $250 for each meeting attended by teleconference during the fiscal year ended November 30, 2012. The Company’s policy for director fees earned in the fiscal year ended November 30, 2012 is to pay such fees in cash.

(5) In July 2011, Mr. Newmin was granted an option to acquire 1,000,000 shares of our common stock at an exercise price of $0.0092 per share. The option vests quarterly over one year and expires five years after the grant date. The weighted average assumptions used in determining the fair value of the option under the Black-Scholes model for expected volatility, dividends, expected term, and risk-free interest rate were 170%; 0%; 5 years; and 1.49%; respectively.

(6) This amount represents fees earned in consideration for attending meetings of our Board during the fiscal year ended November 30, 2011. Mr. Newmin earned $1,000 for each meeting of the Board attended in person and $250 for each meeting attended by teleconference during the fiscal year ended November 30, 2011. The Company’s policy for director fees earned in the fiscal year ended November 30, 2011 is to pay such fees in cash.

Contracts, Termination of Employment and Change-in-Control Arrangements

Employment Agreement with W. Gerald Newmin. Mr. Newmin does not have a written employment agreement with the Company. Mr. Newmin’s base salary is $15,000 per month.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows for the fiscal year ended November 30, 2012, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
W. Gerald Newmin	500,000	500,000	0	$0.0032	6/1/17	0	0	0	0
W. Gerald Newmin	1,000,000	0	0	$0.0092	7/11/16	0	0	0	0
W. Gerald Newmin	1,000,000	0	0	$0.008	6/28/15	0	0	0	0
W. Gerald Newmin	1,000,000	0	0	$0.011	6/25/14	0	0	0	0
W. Gerald Newmin	333,553	0	0	$0.019	9/23/14	0	0	0	0

NON-EMPLOYEE DIRECTOR COMPENSATION

The following table details the total compensation of our non-employee directors for the fiscal year ended November 30, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(4)		Total ($)

Anthony F. Altig	$5,250	$0	$3,000	(1)	$8,250

Stephen Chang	$2,250	$0	$3,000	(1)	$5,250

Thomas A. Page	$4,250	$0	$3,000	(1)	$7,250

Edward Sigmond	$4,250	$0	$3,000	(1)	$7,250

D. Scott Lukeman	$500	$0	$1,300	(2)	$1,800

Grant Miller	$250	$0	$1,400	(3)	$1,650

(1) In June 2012, each director was granted an option to acquire 1,000,000 shares of our common stock at an exercise price of $0.0032 per share. Each option vests quarterly over one year and expires five years after the grant date. The weighted average assumptions used in determining the fair value of the option under the Black-Scholes model for expected volatility, dividends, expected term, and risk-free interest rate were 170%; 0%; 5 years; and 0.62%; respectively.

(2) In September 2012, Mr. Lukeman was granted an option to acquire 1,000,000 shares of our common stock at an exercise price of $0.0014 per share. The option vests monthly over three years and expires five years after the grant date. The weighted average assumptions used in determining the fair value of the option under the Black-Scholes model for expected volatility, dividends, expected term, and risk-free interest rate were 172%; 0%; 5 years; and 0.62%; respectively.

(3) In October 2012, Mr. Miller was granted an option to acquire 1,000,000 shares of our common stock at an exercise price of $0.0015 per share. The option vests monthly over three years and expires five years after the grant date. The weighted average assumptions used in determining the fair value of the option under the Black-Scholes model for expected volatility, dividends, expected term, and risk-free interest rate were 173%; 0%; 5 years; and 0.77%; respectively.

(4) As of November 30, 2012, the following non-employee directors held options to purchase the following numbers of shares of our common stock: Mr. Altig, 4,975,000; Mr. Chang, 4,256,578; Mr. Page, 4,555,921; Mr. Sigmond, 4,307,895; Mr. Lukeman, 1,000,000; and Mr. Miller, 1,000,000. Options exercisable within 60 days of February 21, 2013, are included in the table below in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, under the subtitle of “Beneficial Ownership of Directors, Officer and 5% Shareholders”.

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

Each director of the Company was also granted an option on June 1, 2012 to purchase 1,000,000 shares of our common stock. The options have an exercise price of $0.0032, vest quarterly over one year from the grant date, and expire five years after the grant date. The options granted are pursuant to our 2004 Equity Incentive Plan. None of the options granted are incentive stock options, as defined in the Internal Revenue Code.

Each newly-appointed director of the Company was also granted an option on the date of their appointment to purchase 1,000,000 shares of our common stock. The options have an exercise price equal to the closing price of our common stock on the date of grant, vest monthly over three years from the grant date, and expire five years after the grant date. The options granted are pursuant to our 2004 Equity Incentive Plan. None of the options granted are incentive stock options, as defined in the Internal Revenue Code.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Directors, Officers and 5% Stockholders

The following table sets forth, as of February 21, 2013, certain information as to shares of our common stock owned by (i) each person known to beneficially own more than five percent of our outstanding common stock or preferred stock, (ii) each of our directors, and executive officers named in our summary compensation table, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each named beneficial owner is the same as that of our principal executive offices located at 86 Cumberland Street, Suite 301, Woonsocket, Rhode Island, 02895.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percent of Common Stock Beneficially Owned	Number of Shares of Preferred Stock Beneficially Owned	Percent of Preferred Stock Beneficially Owned
Mercator Momentum Fund III (3)	17,773,196	1.17%	3,448	100.00%
La Jolla Cove Investors, Inc. (4)	166,089,682	9.99%	–	–
W. Gerald Newmin (5)	11,266,307	*	–	–
Thomas A. Page (6)	6,417,500	*	–	–
Stephen Chang, Ph.D. (7)	5,358,812	*	–	–
Edward Sigmond (8)	5,251,378	*	–	–
Anthony Altig (9)	2,405,139	*	–	–
D. Scott Lukeman (10)	194,444	*	–	–
Grant Miller (11)	166,667	*	–	–
All executive officers and directors as a group (seven persons)	31,060,247	2.05%	–	–

*	Represents less than 1% of the issued and outstanding shares of the applicable class of equity securities of the Company as of February 21, 2013.
(1)

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the Commission, shares of our common stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, or other rights, are deemed outstanding for purposes of computing shares beneficially owned by the percentage ownership of each such person and group. Applicable percentages are based on 1,496,469,696 shares of our common stock and 3,448 shares of our Series B preferred stock outstanding on February 21, 2013, and are calculated as required by rules promulgated by the Commission.

(2)	Unless otherwise noted, all shares listed are owned of record and the record owner has sole voting and investment power, subject to community property laws where applicable.
(3)

Includes 17,773,196 shares of our common stock issuable to Mercator Momentum Fund III upon conversion of 3,448 shares of Series B Preferred Stock. The last known address of Mercator Momentum Fund III is P.O. Box 4571, 2nd Floor, Palm Grove House, Wickhams Cay, Road Town, Tortola, British Virgin Islands.

(4)	Represents the maximum possible amount of shares of the Company’s commons stock (i) held by LJCI, (ii) issuable to LJCI upon the exercise of a common stock warrant it holds, and (iii) issuable to LJCI upon the conversion of the Debenture, all as of February 21, 2013. Pursuant to the terms of the warrant and Debenture, LJCI may not acquire shares of our common stock to the extent such acquisition would cause LJCI to own more than 9.99% of our outstanding common stock immediately after such acquisition. Provided the aforementioned 9.99% cap is complied with, LJCI may in the future exercise or convert into, as applicable, a significant amount of additional shares of our common stock (e.g. as of February 21, 2013, there are a total of 5,482,629 shares remaining under the stock purchase warrant and a balance of $54,826 remaining on the Debenture, which is convertible pursuant to the formula set forth in the Debenture listed in the Exhibits section of this Annual Report on Form 10-K).

45

(5)

Includes (i) 5,853,689 shares of our common stock of which 3,920,914 shares are held by Newmin Corbett Trust U/A 5/10/02, W. G. Newmin and Barbara L. Corbett TTEES, for which Mr. Newmin and his spouse serve as trustees; 1,399,210 shares of our common stock are held by Cay J Associates, Ltd., a Partnership, for which Mr. Newmin and his spouse serve as partners; 502,011 shares of our common stock are held by FMTC Custodian W. G. Newmin IRA, for which Mr. Newmin is the beneficiary; and 31,554 shares of our common stock are held by W. Gerald Newmin IRA, for which Mr. Newmin is the beneficiary, (ii) 1,109,065 shares of our common stock issuable to Mr. Newmin upon the exercise of warrants within 60 days of February 21, 2013, (iii) 4,083,553 shares of our common stock issuable to Mr. Newmin under options exercisable within 60 days of February 21, 2013, and (iv) warrants to purchase 220,000 shares of our common stock issuable upon exercise of warrants owned by Mr. Newmin’s spouse. Mr. Newmin disclaims beneficial ownership of the aforementioned stock warrants beneficially owned by Mr. Newmin’s spouse, except to the extent of his pecuniary interest therein.

(6)

Includes (i) 1,635,676 shares of our common stock, (ii) 475,903 shares of our common stock issuable upon the exercise of common stock warrants within 60 days of February 21, 2013, and (iii) 4,305,921 shares of our common stock issuable under options exercisable within 60 days of February 21, 2013.

(7)

Includes (i) 988,163 shares of our common stock, (ii) 364,071 shares of our common stock issuable upon the exercise of common stock warrants within 60 days of February 21, 2013 and (iii) 4,006,578 shares of our common stock issuable under options exercisable within 60 days of February 21, 2013.

(8)

Includes (i) 1,031,906 shares of our common stock, (ii) 161,577 shares of our common stock issuable upon the exercise of common stock warrants within 60 days of February 21, 2013 and (iii) 4,057,895 shares of our common stock issuable under options exercisable within 60 days of February 21, 2013.

(9)	Includes (i) 2,232,209 shares of our common stock and (ii) 172,930 shares of our common stock issuable upon the exercise of common stock warrants within 60 days of February 21, 2013.
(10)	Includes 194,444 shares of our common stock issuable upon the exercise of common stock warrants within 60 days of February 21, 2013.
(11)	Includes 166,667 shares of our common stock issuable upon the exercise of common stock warrants within 60 days of February 21, 2013.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the securities authorized for issuance under equity compensation plans as of November 30, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders (1)	26,068,947	$0.0084	46,405,266

Equity compensation plans not approved by shareholders (2)	400,000	$0.2000

	26,468,947	$0.0113

(1) Pursuant to our Amended and Restated 2004 Equity Incentive Plan (the “2004 Plan”), from 2005 through our fiscal year end 2013, the number of shares of our common stock authorized for issuance under the 2004 Plan is automatically increased on the first day of each year by the lesser of the following amounts: (a) 2.0% of our outstanding shares of common stock on the day preceding the first day of such fiscal year or (b) 1,500,000 shares of our common stock. Additionally, on each of June 25, 2009 and on August 26, 2010, at special meetings of stockholders, our stockholders approved amendments to the 2004 Plan to increase the number of shares of our common stock authorized under the 2004 Plan. At each meeting, the number of authorized shares was increased by 25,000,000 shares. Furthermore, on July 11, 2011, at the annual meeting of stockholders, our stockholders approved an amendment to increase the number of shares reserved under the 2004 Plan to a total of 70,974,213 shares. The numbers of shares set forth in this row include all of such previous increases.

(2) Represents warrants issued to service providers as compensation for services provided.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, none of the following parties has, in the fiscal year ending November 30, 2012, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since December 1, 2011, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds the lesser of (1) $120,000 and (2) one percent of the average of our total assets at year end for the last three completed fiscal years, in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest, other than the transactions described below. All future transactions between us and any of our directors, executive officers or related parties will be subject to the review and approval of our Audit Committee.

La Jolla Cove Investors, Inc.

We entered into a Securities Purchase Agreement with LJCI on February 28, 2007, pursuant to which we agreed to sell a convertible debenture in the principal amount of $100,000 and maturing on February 28, 2012 (the “Debenture”). The Debenture accrues interest at 4.75% per year, payable at each conversion date, in cash or shares of our common stock at the option of LJCI. The proceeds from the Debenture were deposited on March 5, 2007. In connection with the Debenture, we issued LJCI a warrant to purchase up to 10 million shares of our common stock (the “LJCI Warrant”) at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007. On August 16, 2011, we and LJCI amended the Debenture to extend the maturity date to February 28, 2014, and amended the LJCI Warrant to extend its expiration date to February 28, 2014. Pursuant to the terms of the LJCI Warrant, upon the conversion of any portion of the principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the Debenture being converted. Therefore, for each $1,000 of the principal converted, LJCI would be required to simultaneously purchase 100,000 shares under the LJCI Warrant at $1.09 per share.

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price. The Conversion Price is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert. During the year ended November 30, 2012, LJCI converted $8,570 of the Debenture into 469,130,793 shares of our common stock. Simultaneously with these conversions, LJCI exercised warrants to purchase 857,000 shares of our common stock. Proceeds from the exercise of the warrants were $934,130. As of November 30, 2012, the balance of the Debenture was $56,026 and there were remaining warrants to purchase 5,602,629 shares of our common stock at $1.09 per share. During the period from December 1, 2012 through February 21, 2013, LJCI has converted an additional $1,200 of the Debenture into 146,546,667 shares of our common stock. Simultaneously with these additional conversions, LJCI exercised additional warrants to purchase 120,000 shares of our common stock. Proceeds from the additional exercise of warrants were $130,800. As of February 21, 2013, the balance of the Debenture is $54,826 and there are remaining warrants to purchase 5,482,629 shares of our common stock at $1.09 per share.

Board Determination of Independence

We comply with the standards of “independence” prescribed by rules set forth by the National Association of Securities Dealers (“NASD”). Accordingly, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a material relationship with the Company which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. A director who is or, at any time during the past three years, was employed by the Company or by any parent or subsidiary of the Company, shall not be considered independent. Accordingly, Anthony Altig, Thomas Page, Edward Sigmond, D. Scott Lukeman, and Grant Miller meet the definition of “independent director” under Rule 4200(A)(15) of the NASD Manual; Dr. Chang and Mr. Newmin do not.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees of Hansen, Barnett and Maxwell, our independent auditor, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two years for other services:

Fee Category	2012	2011

Audit Fees(1)	$37,910	$38,206
Audit-Related Fees(2)	$0	$0
Tax Fees(3)	$6,112	$13,678
All Other Fees(4)	$0	$0

(1)          Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended November 30, 2012 and 2011.

(2)          Audit-related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” These fees include review of registration statements and participation at meetings of the audit committee.

(3)          Tax fees consist of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. For the fiscal years ended November 30, 2012 and 2011, “Tax Fees” consist of compliance services for the preparation of state and federal income tax returns for MultiCell, MCTI, and Xenogenics.

(4)          All other fees consist of aggregate fees billed for products and services provided by the independent auditor, other than those disclosed above. These fees include services related to certain accounting research and assistance with a regulatory matter.

Our policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. To the extent that additional services are necessary beyond those specifically budgeted for, the audit committee and management pre-approve such services on a case-by-case basis. All services provided by the independent auditors were approved by the Audit Committee.

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
Dated February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Gerald Newmin	Chairman ,CEO, CFO, President,	February 28, 2013
W. Gerald Newmin	Treasurer and Secretary

/s/ Stephen Chang	Director	February 28, 2013
Stephen Chang

/s/ Edward Sigmond	Director	February 28, 2013
Edward Sigmond

/s/ Thomas A. Page	Director	February 28, 2013
Thomas A. Page

/s/ D. Scott Lukeman	Director	February 28, 2013
D. Scott Lukeman

/s/ Grant Miller	Director	February 28, 2013
Grant Miller

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1 (1)	Asset Contribution Agreement dated September 7, 2005 by and among Multicell Technologies, Inc., Astral Therapeutics, Inc., Alliance Pharmaceutical Corp., and Astral, Inc.
3.1 (2)	Certificate of Incorporation, as filed on April 28, 1970.
3.2 (2)	Certificate of Amendment, as filed on October 27, 1986.
3.3 (2)	Certificate of Amendment, as filed on August 24, 1989.
3.4 (2)	Certificate of Amendment, as filed on July 31, 1991.
3.5 (2)	Certificate of Amendment, as filed on August 14, 1991.
3.6 (2)	Certificate of Amendment, as filed on June 13, 2000.
3.7 (3)	Certificate of Amendment, as filed May 18, 2005.
3.8 (21)	Certificate of Correction, as filed June 2, 2005.
3.9 (12)	Certificate of Amendment, as filed September 1, 2010.
3.10 (14)	Certificate of Amendment, as filed July 13, 2011.
3.11 (18)	Certificate of Amendment, as filed August 29, 2012.
3.12*	Certificate of Incorporation, as amended as of February 28, 2013.
3.13 (2)	Bylaws, as amended May 18, 2005.
3.14 (2)	Specimen Stock Certificate.
4.1 (4)	Certificate of Designations of Preferences and Rights of Series I Convertible Preferred Stock, as filed on July 13, 2004.
4.2 (5)	Certificate of Designation of Series B Convertible Preferred Stock, as filed on July 14, 2006.
4.3 (6)	Securities Purchase Agreement between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc. dated February 28, 2007.
4.4 (6)	4 ¾ % Convertible Debenture for $100,000 issued by Multicell Technologies, Inc. to La Jolla Cove Investors, Inc.
4.5 (6)	Warrant to Purchase Common Stock dated February 28, 2007.
4.6 (6)	Letter dated February 28, 2007 to Multicell Technologies, Inc. from La Jolla Cove Investors, Inc.
4.7 (7)	Form of Warrant to Purchase Common Stock (Cashless Exercise) dated July 14, 2006 issued by Multicell Technologies, Inc. to Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.
4.8 (7)	Form of Warrant to Purchase Common Stock (Cash Exercise), dated July 14, 2006, issued by Multicell Technologies, Inc. to Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.
4.9 (7)	Form of Shares of Series B Convertible Preferred Stock and Common Stock Warrants Subscription Agreement dated July 14, 2006 by and between Multicell Technologies, Inc. and Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.
10.1 (8)	Letter Agreement between Amarin Neuroscience Limited and the Company dated October 26, 2006.
10.2 (9)	Letter Agreement between Amarin Neuroscience Limited and the Company dated June 28, 2006.
10.3 (10)	Worldwide Exclusive License Agreement dated as of December 31, 2005 between Multicell Technologies, Inc. and Amarin Neuroscience Limited dated December 31, 2005.
10.4 (11)	License Agreement between Corning Incorporated and the Company dated October 9, 2007.
10.5 (12)	Amended and Restated 2004 Equity Incentive Plan
10.6 (13)	Exclusive License Agreement, dated September 30, 2010, between Xenogenics Corporation and Rutgers, The State University of New Jersey
10.7 (13)	Foreclosure Sale Agreement, dated as of September 30, 2010, among Xenogenics Corporation, Venture Lending & Leasing IV, Inc., Venture Lending & Leasing V, Inc. and Silicon Valley Bank
10.8 (15)	Addendum to Convertible Debenture and Equity Investment Agreement, by and between MultiCell Technologies, Inc. and La Jolla Cove Investors, dated as of August 16, 2011.
10.9 (16)	Sponsored Research Agreement, dated as of July 5, 2011, by and between MultiCell Technologies, Inc., and University Health Network. +
10.10 (17)	Amendment to Foreclosure Sale Agreement, dated as of September 30, 2010, by and among Xenogenics Corporation, Venture Lending & Leasing IV, Inc., Venture Lending & Leasing V, Inc. and Silicon Valley Bank, dated as of September 30, 2011.

10.11 (19)	Settlement Agreement and Mutual Release, dated as of October 19, 2012, by and between MultiCell Technologies, Inc. and Monarch Pointe Fund, Ltd. – in liquidation, represented by Stuart Mackellar, managing partner of Zolfo Cooper (BVI) Limited, in his capacity as the liquidator of Monarch Pointe Fund, Ltd.
10.12 (20)	Amendment to Foreclosure Sale Agreement, dated as of September 30, 2010, by and among Venture Lending & Leasing IV, Inc., Venture Lending & Leasing V, Inc. Silicon Valley Bank, and Xenogenics Corporation, dated as of October 23, 2012.
21.1*	List of Subsidiaries
23.1*	Consent of Hansen, Barnett & Maxwell, P.C.
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

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

+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the Commission.

(1) Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on September 8, 2005.

(2) Incorporated by reference from an exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed on May 6, 2005.

(3) Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on May 18, 2005.

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

(10) Incorporated by reference from an exhibit to our Post-Effective Amendment No. 1 to our Registration Statement on Form SB-2 filed on January 12, 2006.

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

(18) Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on October 15, 2012.

(19) Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on October 24, 2012.

(20) Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on October 25, 2012.

(21) Incorporated by reference from an exhibit to our Post-Effective Amendment no. 2 to our Registration Statement on Form SB-2 filed on September 27, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders

MultiCell Technologies, Inc.

Woonsocket, Rhode Island

We have audited the accompanying consolidated balance sheets of MultiCell Technologies, Inc. and subsidiaries (the Company) as of November 30, 2012 and 2011, and the related consolidated statements of operations, equity (deficiency), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MultiCell Technologies, Inc. and subsidiaries as of November 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered losses from operations and had negative cash flows from operating activities during the years ended November 30, 2012 and 2011 and as of November 30, 2012, the Company had a working capital deficit and a stockholders’ deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah

February 28, 2013

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30, 2012	November 30, 2011
ASSETS

Current assets
Cash and cash equivalents	$199,472	$405,327
Grant receivable	-	303,102
Other current assets	11,293	10,598
Total current assets	210,765	719,027

Property and equipment, net of accumulated depreciation of $40,561 and $66,467 at November 30, 2012 and 2011, respectively	-	-

Other assets	280	1,685

Total assets	$211,045	$720,712

LIABILITIES AND EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$1,106,177	$1,304,422
Payable to related party	50,000	50,000
Advance from debenture holder	50,000	301,930
Current portion of deferred revenue	49,318	49,318
Total current liabilities	1,255,495	1,705,670

Non-current liabilities
Convertible debentures, net of discount	56,026	59,596
Deferred revenue, net of current portion	498,741	548,059
Derivative liability related to Series B convertible preferred stock	19,245	160,986
Total non-current liabilities	574,012	768,641

Total liabilities	1,829,507	2,474,311

Commitments and contingencies	-	-

Equity (Deficiency) MultiCell Technologies, Inc. equity (deficiency)
Undesignated preferred stock, $0.01 par value; 963,000 shares authorized	-	-
Series B convertible preferred stock, 17,000 shares designated; 3,448 and 11,339 shares issued and outstanding at November 30, 2012 and 2011, respectively; liquidation value of $470,316 and $1,377,735 at November 30, 2012 and 2011, respectively	461,835	1,349,844
Series I convertible preferred stock, 20,000 shares designated; zero and 5,734 shares issued and outstanding at November 30, 2012 and 2011, respectively; liquidation value of zero and $573,400 at November 30, 2012 and 2011, respectively	-	573,400
Common stock, $0.01 par value; 3,000,000,000 shares authorized; 1,349,803,029 and 823,385,986 shares issued and outstanding at November 30, 2012 and 2011, respectively	13,498,030	8,233,860
Additional paid-in capital	27,755,595	30,064,619
Accumulated deficit	(42,254,594)	(40,998,344)
Total MultiCell Technologies, Inc. stockholders' equity (deficiency)	(539,134)	(776,621)
Noncontrolling interests	(1,079,328)	(976,978)
Total equity (deficiency)	(1,618,462)	(1,753,599)

Total liabilities and equity (deficiency)	$211,045	$720,712

See accompanying notes to consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	November 30,
	2012	2011

Revenue	$49,318	$49,318

Operating expenses
Selling, general and administrative	869,858	812,239
Research and development	427,994	556,363
Stock-based compensation	326,329	991,488
Depreciation	-	1,087

Total operating expenses	1,624,181	2,361,177

Loss from operations	(1,574,863)	(2,311,859)

Other income (expense)
Grant revenue	-	303,102
Interest expense	(8,137)	(23,588)
Change in fair value of derivative liability	88,663	(81,073)
Gain on extinguishment of liabilities	133,540	159,552
Gain on disposition of equipment	1,500	-
Interest income	697	1,788

Total other income (expense)	216,263	359,781

Net loss	(1,358,600)	(1,952,078)

Less net loss attributable to the noncontrolling interests	(102,350)	(151,420)

Net loss attributable to MultiCell Technologies, Inc.	$(1,256,250)	$(1,800,658)

Basic and Diluted Loss Per Common Share	$(0.0012)	$(0.0026)

Basic and Diluted Weighted-Average Common Shares Outstanding	1,035,175,041	692,921,670

See accompanying notes to consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)

For the Years Ended November 30, 2011 and 2012

	Preferred Stock						Additional			Total
	Series B		Series I		Common Stock		Paid in	Accumulated	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Interests	(Deficiency)

Balance at November 30, 2010	11,339	$1,349,844	5,734	$573,400	476,746,257	$4,767,463	$31,317,428	$(39,197,686)	$(825,558)	$(2,015,109)

Issuance of common stock for conversion of 4.75% debentures	-	-	-	-	345,528,729	3,455,287	(3,444,177)	-	-	11,110

Issuance of common stock for exercise of warrants	-	-	-	-	1,111,000	11,110	1,199,880	-	-	1,210,990

Stock-based compensation	-	-	-	-	-	-	991,488	-	-	991,488

Net loss	-	-	-	-	-	-	-	(1,800,658)	(151,420)	(1,952,078)

Balance at November 30, 2011	11,339	1,349,844	5,734	573,400	823,385,986	8,233,860	30,064,619	(40,998,344)	(976,978)	(1,753,599)

Issuance of common stock for conversion of 4.75% debentures	-	-	-	-	469,130,793	4,691,308	(4,682,738)	-	-	8,570

Issuance of common stock for exercise of warrants	-	-	-	-	857,000	8,570	925,560	-	-	934,130

Conversion of Series B and Series I preferred stock into common stock and settlement or related accrued preferred dividends	(7,891)	(888,009)	(5,734)	(573,400)	56,429,250	564,292	1,121,825	-	-	224,708

Stock-based compensation	-	-	-	-	-	-	326,329	-	-	326,329

Net loss	-	-	-	-	-	-	-	(1,256,250)	(102,350)	(1,358,600)

Balance at November 30, 2012	3,448	$461,835	-	$-	1,349,803,029	$13,498,030	$27,755,595	$(42,254,594)	$(1,079,328)	$(1,618,462)

See accompanying notes to consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	November 30,
	2012	2011
Cash flows from operating activities
Net loss	$(1,358,600)	$(1,952,078)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	1,087
Stock-based compensation	326,329	991,488
Interest expense from amortization of discount
on convertible debentures	5,000	20,000
Change in fair value of derivative liability	(88,663)	81,073
Gain on extinguishment of liabilities	(133,540)	(159,552)
Gain on disposition of equipment	(1,500)	-
Changes in assets and liabilities
Grant receivable	303,102	(272,127)
Other current assets	(695)	(1,667)
Accounts payable and accrued liabilities	108,330	101,973
Deferred revenue	(49,318)	(49,317)
Net cash used in operating activities	(889,555)	(1,239,120)

Cash flows from investing activities
Payments for in-process research and development	-	(265,000)
Proceeds from disposition of equipment	1,500	-
Net cash provided by (used in) investing activities	1,500	(265,000)

Cash flows from financing activities
Proceeds from the exercise of stock warrants	934,130	1,210,990
Increase (decrease) in advance from debenture holder	(251,930)	64,080
Net cash provided by financing activities	682,200	1,275,070
Net decrease in cash and cash equivalents	(205,855)	(229,050)
Cash and cash equivalents at beginning of year	405,327	634,377
Cash and cash equivalents at end of year	$199,472	$405,327

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,245	$3,579
Noncash Investing and Financing Activities:
Issuance of common stock for conversion of 4.75% debentures	8,570	11,110
Conversion of Series B preferred stock into common stock	769,690	-
Conversion of Series I preferred stock into common stock	573,400	-
Issuance of common stock in settlement of preferred dividends	30,000	-

See accompanying notes to consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2012 and 2011

Note 1 - Organization and Summary of Significant Accounting Policies

Organization – MultiCell Technologies, Inc. (“MultiCell”), has two subsidiaries, Xenogenics Corporation (“Xenogenics”), and MultiCell Immunotherapeutics, Inc. (“MCTI”). Prior to October 14, 2010, MultiCell owned 56.4% of Xenogenics. Commencing October 14, 2010, MultiCell has increased its ownership of Xenogenics to 95.3% (on an as-if-converted basis). MultiCell holds approximately 67% of the outstanding shares (on an as-if-converted basis) of MCTI. As used herein, the “Company” refers to MultiCell, together with MCT, Xenogenics, and MCTI.

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

Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents, grant receivable, accounts payable, accrued expenses, and advance from debenture holder approximate fair value because of the short maturity of those instruments. The fair value of convertible debentures was approximately $56,026 and $64,596 at November 30, 2012 and 2011, respectively.

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

Revenue Recognition – In the years covered by these financial statements, the Company's operating revenues have been generated primarily from license revenue under agreements with Corning and Pfizer. Management believes such sources of revenue will be part of the Company's ongoing operations. When applicable, the Company recognizes revenue from licensing and research agreements as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable and the collection of the contractual amounts is reasonably assured. In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. Deferred revenues associated with services expected to be performed within the 12 - month period subsequent to the balance sheet date are classified as a current liability. Deferred revenues associated with services expected to be performed at a later date are classified as non-current liabilities.

Grant revenue under the Qualifying Therapeutic Discovery Project for the year ended November 30, 2011 was recognized as other income during the period in which the corresponding expenses were incurred.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2012 and 2011

Property and Equipment – Property and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets, generally three to ten years. As of November 30, 2012, all property and equipment is fully depreciated.

Intangible Assets – The Company does not amortize intangible assets with indefinite useful lives. The Company amortizes identifiable intangible assets over the estimated useful lives of the assets. The Company performs its annual intangible asset impairment tests during the fourth quarter of its fiscal year and more frequently if an event or circumstance indicates that impairment has occurred. If the assets were considered to be impaired, the impairment charge would be the amount by which the carrying value of the assets exceeds the fair value of the assets. As of November 30, 2012, all intangible assets are fully amortized or otherwise fully impaired such that there is no carrying value for intangible assets.

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

Research and Development Costs – Research and development costs are expensed as incurred. Research and development costs primarily consist of external clinical and preclinical study costs, consulting fees, legal fees associated with the Company’s intellectual property, and materials and supplies.

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

Loss Per Common Share – Basic loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average common shares outstanding during each period. Since the Company incurred losses during the years ended November 30, 2012 and 2011, the assumed effects of the exercise of outstanding stock options and warrants, and the conversion of convertible preferred stock and convertible debentures were anti-dilutive and, accordingly, diluted per common share amounts equal basic loss per share amounts and have not been separately presented in the accompanying consolidated statements of operations. The total number of common shares potentially issuable upon exercise or conversion excluded from the calculation of diluted loss per common share for the years ended November 30, 2012 and 2011 was 7,049,066,807 and 1,884,958,275, respectively.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2012 and 2011

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

Accounting For Warrants Issued With Convertible Debentures – The Company accounts for the value of warrants and the intrinsic value of beneficial conversion rights arising from the issuance of convertible debentures with non-detachable conversion rights that are in-the-money at the commitment date by allocating an appropriate portion of the proceeds received from the debt instruments to the warrants or any other detachable instruments included in the exchange. The proceeds allocated to the warrants or any other detachable instruments are recorded as a discount to the debt. The intrinsic value of the beneficial conversion rights at the commitment date is recorded as additional paid-in capital and as additional discount to the debt as of that date. The discount has been amortized and charged to interest expense over the original term of the debt instrument.

Derivative Liability – The Company accounts for the conversion feature of its Series B preferred stock as a derivative liability. The fair value of the conversion feature is estimated using the Black-Scholes option-pricing model.

Recently Enacted Accounting Standards – In July 2012, the Financial Accounting Standards Board issued updated guidance on the periodic testing of indefinite-lived intangible assets, other than goodwill, for impairment. This updated guidance will allow companies the option to first assess qualitative factors to determine if it is more-likely-than-not that an indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test required under current accounting standards. This guidance is applicable for reporting periods beginning after September 15, 2012, with early adoption permitted, and is applicable to the Company’s fiscal year beginning December 1, 2012. The Company currently does not have any indefinite-life intangible assets other than goodwill and does not expect the adoption of this guidance will have a material effect on its consolidated financial statements.

Reclassifications - Certain amounts of operating expenses from the 2011 consolidated statement of operations have been reclassified in the current presentation to conform to the 2012 presentation of operating expenses. These reclassifications had no effect on the total amount of operations expenses, on the amount of net loss, or on the basic and diluted loss per common share for the year ended November 30, 2011.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2012 and 2011

Note 2 - Going Concern

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of November 30, 2012, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $42,254,594. The Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, the Company’s therapeutic for the treatment of fatigue in multiple sclerosis patients, conduct further research on MCT-465 and MCT-485 for the treatment of primary liver cancer and initiate clinical trials for Xenogenic's bioabsorbable, drug eluting stent, the Ideal BioStent™. Management is evaluating several sources of financing for its clinical trial program. Additionally, with its strategic shift in focus to therapeutic programs and technologies, management expects the Company’s future cash requirements to increase significantly as it advances the Company’s therapeutic programs into clinical trials. Until the Company is successful in raising additional funds, it may have to prioritize its therapeutic programs and delays may be necessary in some of the Company’s development programs.

Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors (LJCI). As further described in Note 6 to these consolidated financial statements, under terms of the agreement, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of November 30, 2012, there are 5,602,629 shares remaining on the stock purchase warrant and a balance of $56,026 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants, approximately $6.1 million of cash would be provided to the Company. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture through February 28, 2014, the date that the debenture is due and the warrants expire, subject to the limitations of the LCJI Agreement and the availability of authorized common stock of the Company.

These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern. There can be no assurance that LJCI will continue to exercise its warrants to purchase the Company’s common stock, or that the Company will be able to successfully acquire the necessary capital to continue its on-going research efforts and bring its products to the commercial market. Management’s plans to acquire future funding include the potential sale of common and/or preferred stock, the sale of warrants, and continued sales of its proprietary media, immortalized cells and primary cells to the pharmaceutical industry. Additionally, the Company continues to pursue research projects, government grants and capital investment. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the Years Ended November 30, 2012 and 2011

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

None of these milestones were achieved as of November 30, 2012 and, accordingly, none of these obligations have accrued. On September 30, 2011, Xenogenics entered into Amendment No. 1 to the Foreclosure Sale Agreement which extended the deadlines for the achievement of these milestones under the Foreclosure Sale Agreement by twelve months. On October 23, 2012, Xenogenics entered into Amendment No. 2 to the Foreclosure Sale Agreement which further extended the deadlines for the achievement of these milestones under the Foreclosure Sale Agreement by an additional twelve months. Xenogenics is required to use good faith reasonable efforts to achieve these milestones. Failure to achieve any of these milestones could result in all milestone payments, totaling $4.3 million, becoming immediately due and payable. If Xenogenics meets the financial hardship exception set forth in the Foreclosure Sale Agreement, Xenogenics could elect to pay all remaining milestone payments and continue commercialization efforts, or assign all intellectual property acquired by Xenogenics under the agreement to the counterparties to the agreement and cease all development and commercialization efforts.

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

Xenogenics is also required to make cash payments to Rutgers as follows based on the achievement of certain milestones with respect to products to be commercialized using the intellectual property licensed pursuant to the Rutgers License Agreement:

•	$50,000 is payable upon initiation of first in-human clinical trials anywhere in the world;

•	$200,000 is payable upon initiation of pivotal human clinical trials anywhere in the world in connection with submitting an application for market approval to a regulatory authority; and

•	$300,000 is payable upon submission of an application for market approval to a regulatory authority anywhere in the world.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2012 and 2011

None of these milestones were achieved as of November 30, 2012 and, accordingly, none of these obligations have accrued.

Upon the sale of products commercialized using the technology licensed pursuant to the Rutgers License Agreement, Xenogenics is required to make royalty payments to Rutgers in an amount equal to three percent of the annual aggregate gross amounts charged for such products less deductions for expenses such as sales/use taxes, transportation charges and trade discounts. Beginning with the first year of sales of products commercialized with the licensed technology, Xenogenics will make certain minimum royalty payments to Rutgers, which payments will be applied against any royalty payments earned by Rutgers for the relevant calendar year. Further, 50% of the Rutgers milestone payments actually paid to Rutgers will be offset against any future royalty payments earned under the Rutgers License Agreement.

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

Note 4– Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation, and is comprised of the following at November 30, 2012 and 2011:

	2012	2011

Lab Equipment	$14,717	$25,893
Furniture and Office Equipment	25,844	40,574

	40,561	66,467
Less: Accumulated depreciation	(40,561)	(66,467)

Property and Equipment, Net	$-	$-

The Company recorded depreciation expense of $0 and $1,087 for the years ended November 30, 2012 and 2011, respectively.

Note 5 – License Agreements

Rhode Island Hospital

In September 2001, the Company completed the purchase of its cell line business and, as a result, it acquired an exclusive license agreement with Rhode Island Hospital for the use of four patents owned by the hospital related to liver cell lines and liver assist devices. The primary patent acquired and being utilized is for immortalized hepatocytes. As of November 30, 2006, management tested the carrying value of the license agreement for impairment and concluded that it had been impaired and reduced the carrying value to zero. The Company will pay the hospital a 5% royalty on net sales derived from licenses based upon the patented technology, until it has paid a total of $550,000. As of November 30, 2012, no significant payments had been made under this license agreement. After royalties totaling $550,000 have been paid, the Company pays a 2% royalty instead of a 5% royalty for the life of the patent.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2012 and 2011

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

None of these milestones have been achieved as of November 30, 2012 and, accordingly, none of these obligations have been paid or recorded. If any milestone payment is not paid when due, and if no payment is received from the Company within thirty days after the date of receipt of a written notice of such nonpayment, Amarin shall have the option to either (i) terminate this agreement or (ii) convert the license under this agreement to a worldwide non-exclusive license with the right to sublicense, which non-exclusive license shall be subject to all of the terms and obligations of the agreement. The Company shall also pay Amarin without set-off or counterclaim a royalty of nine percent on net sales of Active Agent Product sold by the Company, its affiliates, or sublicensees and their affiliates. On November 5, 2008 the License Agreement was amended whereby Amarin granted exclusive worldwide rights to the Company related to the treatment of all chronic fatique and pain in addition to the treatment of fatigue in multiple sclerosis patients.

Corning Incorporated

On October 9, 2007, the Company executed an exclusive license and purchase agreement (the “Agreement”) with Corning Incorporated (“Corning”) of Corning, New York. Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell the Company’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (“ADME/Tox assays”). The Company retained and will continue to support all of its existing licensees. The Company retains the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays. The Company also retains rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to produce therapeutic proteins using the Company’s BioFactories™ technology, to identify drug targets and for other applications related to the Company’s internal drug development programs. In consideration for the license granted, Corning paid the Company $375,000 upon execution of the Agreement, and an additional $375,000 upon the completion of a transition period. In addition, Corning purchased inventory and equipment from the Company and reimbursed the Company for laboratory costs and other expenses during a transition period. The Company is recognizing the income ratably over a 17 year period. The Company recognized $44,118 in income for each of the years ended November 30, 2012 and 2011. The balance of deferred revenue from this license is $522,059 and $566,177 at November 30, 2012 and 2011, respectively, and will be amortized into revenue through October 2024.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2012 and 2011

Pfizer Inc.

The Company has another license agreement with Pfizer Inc., for which revenue is being deferred. During the years ended November 30, 2012 and 2011, the Company recognized $5,200 in each year and the balance of the deferred revenue from this license is $26,000 and $31,200 at November 30, 2012 and 2011, respectively, and will be amortized into revenue through January 2018.

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

Note 6- Convertible Debentures

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

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price. The Conversion Price is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert. During the year ended November 30, 2011, LJCI converted $11,110 of the Debenture into 345,528,729 shares of common stock. Simultaneously with these conversions, LJCI exercised warrants to purchase 1,111,000 shares of the Company’s common stock. Proceeds from the exercise of the warrants were $1,210,990. During the year ended November 30, 2012, LJCI converted $8,570 of the Debenture into 469,130,793 shares of common stock. Simultaneously with these conversions, LJCI exercised warrants to purchase 857,000 shares of the Company’s common stock. Proceeds from the exercise of the warrants were $934,130. At times, LJCI makes advances to the Company prior to the exercise of warrants. At November 30, 2012 and 2011, LJCI had advanced $50,000 and $301,930, respectively, to the Company in advance of LJCI’s exercise of warrants.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2012 and 2011

As of November 30, 2012, the remainder of the Debenture in the amount of $56,026 could have been converted by LJCI into approximately 7.0 billion shares of common stock, which would require LJCI to simultaneously exercise and purchase all of the remaining 5,602,629 shares of common stock under the LJCI Warrant at $1.09 per share. For the Debenture, upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. After February 28, 2008, the Company, at its sole discretion, has the right, without limitation or penalty, to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

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

Note 7 – Series B Redeemable Convertible Stock

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

The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by the conversion price. The conversion price was originally $0.32 per share. Upon the occurrence of an event of default (as defined in the agreement), the conversion price of the Series B shares shall be reduced to 85% of the then applicable conversion price of such shares. The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the conversion price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options). As a result of the Company issuing common stock upon conversion of convertible debentures and upon the exercise of warrants both at prices lower than the conversion price, and due to the Company not paying Series B dividends on a monthly basis, the conversion price of the Series B preferred stock has been reduced to $0.0324 per share as of November 30, 2011 and to $0.0215 per share as of November 30, 2012. The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2012 and 2011

In October 2012, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with a Series B preferred stockholder. Pursuant to the Settlement Agreement, the preferred stockholder converted 7,891 shares of Series B preferred stock into common stock. The carrying value of the converted Series B preferred stock was $769,690, consisting of the original proceeds from the issuance of preferred stock of $789,100 ($100 per share) less allocated issuance costs of $19,410. On the date of the Settlement Agreement, the conversion price of the Series B preferred stock was $0.0223. Accordingly, the conversion resulted in the issuance of 35,385,650 shares of common stock. On the date that the notice was received, the fair value of the derivative liability (as discussed below) associated with the conversion feature of the converted Series B preferred stock was $53,078. On the date of conversion, the fair value of the derivative liability related to the converted Series B preferred stock has been reclassified from non-current liabilities and included in the additional paid in capital for the newly-issued common stock. As discussed below, the Company had previously recorded accrued dividends on the Series B preferred stock held by the Series B preferred stockholders. For this particular stockholder, the Company had recorded accrued preferred dividends in the aggregate amount of $289,948, of which $171,629 were recorded as a current liability in accounts payable and accrued expenses and $118,319 were recorded as permanent equity with the carrying value of the Series B preferred stock. As part of the Settlement Agreement, the Company and the Series B preferred stockholder agreed to settle the payment of accrued dividends by the Company issuing 18,750,000 shares of common stock to the Series B preferred stockholder. Due to the related party relationship between the Company and the Series B preferred stockholder, no gain or loss was recognized on the settlement of the accrued dividends.

Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company was required to pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of the Wall Street Journal Prime Rate plus 1%, or 9%. In no event was the dividend rate to be greater than 12% per annum. The dividend was payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first day of that month. In the event the Company did not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares was reduced to 85% of the otherwise applicable conversion price. The Company did not pay the required monthly Series B preferred dividends since November 30, 2006, which, in part, has caused the conversion price to be reduced. Subsequent to November 30, 2010, the Company received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B preferred stock, which in turn terminated the requirement to accrue the related dividends. Accordingly, no dividends have been accrued since November 30, 2010. Total accrued but unpaid preferred dividends recorded in the accompanying consolidated balance sheet as of November 30, 2012 and November 30, 2011 are $290,724 and $580,672, respectively, of which $125,516 and $243,835, respectively, are recorded in permanent equity with the Series B preferred stock, and $165,208 and $336,837, respectively, are recorded as a current liability in accounts payable and accrued expenses.

Effective December 1, 2009, the Company adopted new accounting provisions for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. These provisions apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by standards for accounting for derivative instruments and hedging activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The Company determined that the conversion feature to allow the holders of the Series B convertible preferred stock to acquire common shares is an embedded derivative that no longer qualified as equity under the new accounting guidance. As a result of adopting these standards, the Company has evaluated the conversion feature as though it was accounted for as a derivative liability since the issuance of the Series B convertible preferred stock in July 2006 and recorded a noncurrent derivative liability with a corresponding reduction in other components of equity on that date. The fair value of the conversion feature increased by $81,073 during the year ended November 30, 2011, which has been recorded as a loss from the change in the fair value of the derivative liability. The fair value of the conversion feature decreased by $88,663 during the year ended November 30, 2012, which has been recorded as a gain from the change in the fair value of the derivative liability.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2012 and 2011

The fair value of the embedded conversion feature was estimated to be $0.0012, $0.0046 and $0.0037 per share of common stock as of November 30, 2012, November 30, 2011 and November 30, 2010, respectively, and has been estimated using the Black-Scholes option-pricing model using the following assumptions:

	November 30, 2012	November 30, 2011	November 30, 2010

Fair value of common stock	$0.0013	$0.0049	$0.0040
Conversion price of preferred stock	$0.0215	$0.0324	$0.0525
Risk free interest rate	1.62%	2.08%	2.81%
Expected life	10 Years	10 Years	10 Years
Dividend yield	-	-	-
Volatility	141%	140%	140%

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

Note 8 – Series I Convertible Preferred Stock

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

The Series I shares are convertible at any time into common stock at 80% of the average trading price of the lowest three inter-day trading prices of the common stock for the ten days preceding the conversion date, but at an exercise price of no more than $1.00 and no less than $.25. The conversion of the Series I preferred stock is limited to 9.99% of the Company’s common stock outstanding on the date of conversion. In October 2012, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with the Series I preferred stockholder. Pursuant to the Settlement Agreement, the preferred stockholder converted 5,734 shares of Series I preferred stock into common stock. The carrying value of the converted Series I preferred stock was $573,400 ($100 per share). The conversion price of the Series I preferred stock was $0.25. Accordingly, the conversion resulted in the issuance of 2,293,600 shares of common stock.

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

Note 9 – Common Stock

On August 10, 2012, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders approved an amendment to increase the number of shares of common stock authorized under the Company’s Amended and Restated Certificate of Incorporation to three billion shares. The Amended and Restated Certificate of Incorporation was filed with the State of Delaware on August 29, 2012.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2012 and 2011

On July 11, 2011, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders approved an amendment to increase the number of shares of common stock authorized under the Company’s Amended and Restated Certificate of Incorporation to 1.25 billion shares. Additionally, certain prior increases in the number of authorized shares were ratified.

The potential issuable common shares as of November 30, 2012 and 2011 are as follows:

	2012	2011

Warrants	9,277,030	10,792,030
Stock options	26,068,947	18,268,947
Series B Convertible Preferred Stock	16,037,209	34,996,914
Series I Convertible Preferred Stock	-	2,293,600
LJCI Debenture	6,997,683,621	1,818,606,784

	7,049,066,807	1,884,958,275

The Company does not currently have sufficient authorized shares of common stock to meet the commitments entered into under the Debenture and the related LJCI Warrants. As further discussed in Note 6, upon the conversion of any portion of the remaining $56,026 principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the remaining 5,602,629 warrant shares equal to the percentage of the dollar amount of the Debenture being converted. The agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding common shares of the Company. Furthermore, the Company has the right to redeem that portion of the Debenture that the holder may elect to convert and also has the right to redeem the outstanding principal amount of the debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

Note 10 – Stock Compensation Plan

On July 11, 2011, at the Company’s Annual Meeting of Stockholders, the stockholders approved an amendment to increase the number of shares reserved under the 2004 Equity Incentive Plan to a total of 70,974,213 shares. Additionally, an annual increase in the number of shares reserved under the plan was approved and certain prior increases in the number of shares reserved for issuance under the plan were ratified. Furthermore, on December 1, 2011, the number of shares reserved under the 2004 Plan was increased by an additional 1,500,000 shares pursuant to the provisions of the 2004 Plan. The purpose of the 2004 Plan is to provide a means by which eligible recipients of stock awards may be given the opportunity to benefit from increases in the value of the common stock through granting of incentive stock options (ISO), non-statutory stock options, stock purchase awards, stock bonus awards, stock appreciation rights, stock unit awards and other stock awards. As amended, there are 46,405,266 shares of common stock available for future awards under the 2004 Plan at November 30, 2012.

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

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2012 and 2011

A summary of the status of stock options at November 30, 2012 and 2011, and changes during the years then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at November 30, 2010	13,148,947	$0.0178	3.9 years	$-
Granted	5,250,000	0.0092
Exercised	-	-
Expired	(130,000)	0.4631

Outstanding at November 30, 2011	18,268,947	$0.0121	3.4 years	$-
Granted	8,000,000	0.0028
Exercised	-	-
Expired	(200,000)	0.1250

Outstanding at November 30, 2012	26,068,947	$0.0084	3.1 years	$-

Exercisable at November 30, 2012	20,680,058	$0.0099	2.7 years	$-

On June 1, 2012, the Board of Directors granted an option to each of the five directors to purchase one million shares of the Company’s common stock at $0.0032 per share. These options vest quarterly over one year and expire five years after grant. Additionally, between June 1, 2012 and October 19, 2012, the Board of Directors granted options to an employee and to two new directors for each to purchase one million shares of the Company’s common stock at exercise prices ranging from $0.0014 to $0.0032 per share. These options vest monthly over three years and expire five years after grant. On July 11, 2011, the Board of Directors granted an option to each of the five directors to purchase one million shares of the Company’s common stock at $.0092 per share. The options vest quarterly over one year and expire five years after grant. On July 11, 2011, the Board of Directors also granted an option to an employee to purchase 250,000 shares of the Company’s common stock at $.0092 per share. This option vests monthly over three years and expires five years after grant.

The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the year ended November 30, 2012 was $0.0026. The weighted-average assumptions used for options granted during the year ended November 30, 2012 were risk-free interest rate of 0.64%, volatility of 171%, expected life of 5.0 years, and dividend yield of zero. The weighted-average fair value of stock options granted during the year ended November 30, 2011 was $0.0087. The weighted-average assumptions used for options granted during the year ended November 30, 2011 were risk-free interest rate of 1.5%, volatility of 170%, expected life of 5.0 years, and dividend yield of zero. The assumptions employed in the Black-Scholes option pricing model include the following. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.

For the years ended November 30, 2012 and 2011, the MultiCell reported stock-based compensation expense for services related to stock options of $37,232 and $41,040, respectively. As of November 30, 2012, there is approximately $14,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 1.76 years. The intrinsic values at November 30, 2012 are based on a closing price of $0.0013.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2012 and 2011

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

In March 2011, Xenogenics granted options to prospective officers and to the members of its scientific advisory board to purchase an aggregate of 3,000,000 shares of its common stock, exercisable at $0.246 per share of common stock and having a term of approximately five years. 50% of the options vested immediately and the remaining 50% were to vest upon the closing of a Qualified Financing by December 31, 2011. A Qualified Financing meant a single sale, or a related series of sales, by Xenogenics of its common stock (or common stock equivalents) in which the aggregate gross proceeds (before costs and commissions) received by Xenogenics are equal to or exceed $5,000,000. The fair value of these options was estimated to be $692,700, or $0.2309 per share, as estimated using the Black-Scholes option-pricing model, using a risk-free interest rate of 2.20%, volatility of 165%, expected lives of five years, and dividend yield of zero. A Qualified Financing was not closed by December 31, 2011 and accordingly, options to acquire 1,500,000 shares of Xenogenics common stock were forfeited. As described in the following paragraph, Xenogenics granted replacement options to four of five of these individuals whose options expired on December 31, 2011. The replacement of the options to the four individuals was treated as a modification under generally accepted accounting principles. The forfeiture of the option to the fifth individual resulted in the reversal of $57,725 of previously-recognized stock-based compensation expense.

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

Xenogenics reported stock-based compensation expense for these options of $289,097 and $950,448 for the years ended November 30, 2012 and 2011, respectively. As of November 30, 2012, there is approximately $130,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 0.47 years.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2012 and 2011

Note 11 – Warrants

Since the Company’s inception, it has financed its operations primarily through the issuance of debt or equity instruments, which have often included the issuance of warrants to purchase the Company’s common stock.

As further described in Note 6 to these consolidated financial statements, the Company also entered into a Securities Purchase Agreement with La Jolla Cove Investors (LJCI) on February 28, 2007 pursuant to which the Company agreed to sell a convertible debenture in the principal amount of $100,000. In connection with this debenture, the Company issued LJCI a warrant to purchase up to 10 million shares of our common stock at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007. Pursuant to the terms of this warrant, upon the conversion of any portion of the principal amount of the related debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the debenture being converted. Therefore, for each $1,000 of the principal converted, LJCI would be required to simultaneously purchase 100,000 shares under the warrant at $1.09 per share. During the year ended November 30, 2011, LJCI exercised warrants to purchase 1,111,000 shares of the Company’s common stock, resulting in proceeds to the Company of $1,210,990. During the year ended November 30, 2012, LJCI exercised warrants to purchase 857,000 shares of the Company’s common stock, resulting in proceeds to the Company of $934,130.

A summary of the status of warrants at November 30, 2012 and 2011, and changes during the years then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at November 30, 2010	22,837,991	$0.5915	1.7 years	$-
Issued	-	-
Exercised	(1,111,000)	1.0900
Expired	(10,934,961)	0.3579

Outstanding at November 30, 2011	10,792,030	$0.7769	3.0 years	$-
Issued	-	-
Exercised	(857,000)	1.0900
Expired	(658,000)	0.6987

Outstanding at November 30, 2012	9,277,030	$0.7535	2.2 years	$-

Note 12 – Leasing Arrangements

During the years ended November 30, 2012 and 2011, the Company has leased facilities in Rhode Island that have housed activities related to administration, research and development. The Company currently leases space in Rhode Island under a one-year lease that expires in April 2013. Current rent is $900 per month. Rent expense under the Company’s operating leases was $10,800 for each of the years ended November 30, 2012 and 2011, respectively.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2012 and 2011

Note 13 – Qualifying Therapeutic Discovery Project Grant

On October 29, 2010, the Company received notification from the Department of Treasury that it had been awarded a total cash grant of $733,437 under the Qualifying Therapeutic Discovery Project (“QTDP”) program. The QTDP program was created by Congress as part of the Patient Protection and Affordable Care Act, and provided a grant or tax credit equal to 50% of qualified investment for the Company’s fiscal years ending November 30, 2010 and 2011. Of the total grant, $430,335 relates to qualifying expenses incurred during the year ended November 30, 2010 and the remainder of $303,102 relates to qualifying expenses incurred during the year ending November 30, 2011. For the year ended November 30, 2011, the Company recognized $303,102 as grant revenue during the quarterly periods in which the corresponding expenses were incurred. The grant income for the year ended November 30, 2011 was collected in December 2011.

The funds were granted in connection with the Company’s projects MCT-465 and MCT-475 drug development programs for the treatment of cancer and MCT-125 drug development for the treatment of fatigue in multiple sclerosis patients.

Note 14 – Gain on Extinguishment of Liabilities

During the years ended November 30, 2012 and 2011, the Company determined that recorded accounts payable and accrued liabilities totaling $133,540 and $159,552, respectively, had been extinguished with the passage of time for collection under the laws related to the statute of limitations. Accordingly, the Company removed these accounts from their records and recorded a corresponding gain on the extinguishment of the liabilities.

Note 15 – Income Taxes

The Company provides for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The significant components of net deferred tax assets and liabilities were as follows at November 30, 2012 and 2011:

	2012	2011

Operating loss carry forwards	$9,914,348	$9,522,775
Stock-based compensation	473,598	481,606
Ideal Bio-Stent related intellectual property	179,858	194,151
Deferred revenue	219,223	238,951
Other	450	450
Valuation allowance	(10,787,477)	(10,437,933)

Net Deferred Tax Assets	$-	$-

The valuation allowance increased by $349,544 for the year ended November 30, 2012 and increased by $527,662 during the year ended November 30, 2011.

As of November 30, 2012, the Company has U.S. Federal operating loss carryforwards of approximately $24.8 million. The operating losses expire, if not used, from 2018 through 2032. The utilization of the net operating losses is dependent upon the tax laws in effect at the time such losses can be utilized. A significant change of ownership control of the Company could cause the utilization of net operating losses to be limited.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2012 and 2011

A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended November 30, 2012 and 2011 is set forth below:

	2012	2011

Benefit at federal statutory rate (34%)	$(461,924)	$(663,707)
State income tax benefit, net of federal tax	(85,608)	(109,935)
Change in fair value of derivative liability	(30,145)	27,565
Expiration of operating loss carry forwards	88,404	212,641
Forfeiture of non-qualified stock options	138,540	-
Other differences	1,189	5,774
Change in valuation allowance	349,544	527,662

Benefit from Income Taxes	$-	$-

The Company and its subsidiaries file tax returns in the U.S. Federal jurisdiction and, in the states of California and Rhode Island. The Company is no longer subject to U.S. federal tax examinations for tax years before and including November 30, 2009. The Company’s subsidiaries are no longer subject to examination by State tax authorities for tax years before and including November 30, 2007. During the years ended November 30, 2012 and 2011, the Company did not recognize interest and penalties.

Note 16– Fair Value Measurements

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the Company and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at November 30, 2012 and 2011 are summarized as follows:

	November 30, 2012				November 30, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$19,245	$-	$19,245	$-	$160,986	$-	$160,986

As further described in Note 7, the fair value of the derivative liability is determined using the Black-Scholes pricing model.

Note 17– Payable to Related Party

In connection with an acquisition in September 2005, the Company assumed certain liabilities in the amount of $200,000, payable to an individual who is a current director of the Company. The liability is to be paid to this individual over time as determined by the remainder of the members of the board of directors. The balance of the liability owed to this director is $50,000 as of November 30, 2012 and 2011.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2012 and 2011

Note 18– Subsequent Events

Conversion of Debentures and Exercise of Stock Warrants

During the period subsequent to November 30, 2012 through the date of issuance of the consolidated financial statements, LJCI converted $1,510 of the debenture with La Jolla Cove Investors (see Note 6) into 184,404,556 shares of common stock. Simultaneously with these conversions, LJCI exercised warrants to purchase 151,000 shares of the Company’s common stock. Proceeds from the exercise of the warrants were $164,590.

