Form 10-Q
period 2013-02-28
MultiCell Technologies, Inc.
filed 2013-04-15
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2013.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 8, 2013, the issuer had 1,610,474,656 shares of Common Stock, $.01 par value, outstanding.

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 28,	November 30,
	2013	2012
ASSETS

Current assets
Cash and cash equivalents	$290,027	$199,472
Other current assets	11,807	11,293
Total current assets	301,834	210,765

Property and equipment, net of accumulated depreciation of $40,561	-	-

Other assets	280	280

Total assets	$302,114	$211,045

LIABILITIES AND EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$1,047,652	$1,106,177
Payable to related party	50,000	50,000
Advance from debenture holder	285,410	50,000
Convertible debentures	54,516	-
Current portion of deferred revenue	49,318	49,318
Total current liabilities	1,486,896	1,255,495

Non-current liabilities
Convertible debentures	-	56,026
Deferred revenue, net of current portion	486,412	498,741
Derivative liability related to Series B convertible preferred stock	67,145	19,245
Total non-current liabilities	553,557	574,012

Total liabilities	2,040,453	1,829,507

Commitments and contingencies	-	-

Equity (Deficiency)
MultiCell Technologies, Inc. equity (deficiency)
Undesignated preferred stock, $0.01 par value; 963,000 shares authorized; zero shares issued and outstanding	-	-
Series B convertible preferred stock, 17,000 shares designated; 3,448 shares issued and outstanding: liquidation value of $470,316	461,835	461,835
Series I convertible preferred stock, 20,000 shares designated; zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 3,000,000,000 shares authorized; 1,534,358,585 and 1,349,803,029 shares issued and outstanding at February 28, 2013 and November 30, 2012, respectively	15,343,586	13,498,030
Additional paid-in capital	26,176,007	27,755,595
Accumulated deficit	(42,613,559)	(42,254,594)
Total MultiCell Technologies, Inc. stockholders' equity (deficiency)	(632,131)	(539,134)
Noncontrolling interests	(1,106,208)	(1,079,328)
Total equity (deficiency)	(1,738,339)	(1,618,462)

Total liabilities and equity (deficiency)	$302,114	$211,045

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	February 28,	February 29,
	2013	2012

Revenue	$12,329	$12,329

Operating expenses
Selling, general and administrative	210,185	232,554
Research and development	39,625	52,144
Stock-based compensation	99,868	13,172

Total operating expenses	349,678	297,870

Loss from operations	(337,349)	(285,541)

Other income (expense)
Interest expense	(671)	(5,850)
Change in fair value of derivative liability	(47,900)	1,227
Interest income	75	274

Total other income (expense)	(48,496)	(4,349)

Net loss	(385,845)	(289,890)

Less net loss attributable to the noncontrolling interests	(26,880)	(19,320)

Net loss attributable to MultiCell Technologies, Inc.	$(358,965)	$(270,570)

Basic and Diluted Loss Per Common Share	$(0.00026)	$(0.00031)

Basic and Diluted Weighted-Average Common Shares Outstanding	1,400,538,832	863,541,087

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)

For the Three Months Ended February 29, 2012 and February 28, 2013

(Unaudited)

	Preferred Stock						Additional			Total
	Series B		Series I		Common Stock		Paid in	Accumulated	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Interests	(Deficiency)

Balance at November 30, 2011	11,339	$1,349,844	5,734	$573,400	823,385,986	$8,233,860	$30,064,619	$(40,998,344)	$(976,978)	$(1,753,599)

Issuance of common stock for conversion of 4.75% debentures	-	-	-	-	107,714,827	1,077,148	(1,073,538)	-	-	3,610

Issuance of common stock for exercise of warrants	-	-	-	-	361,000	3,610	389,880	-	-	393,490

Stock-based compensation	-	-	-	-	-	-	13,172	-	-	13,172

Net loss	-	-	-	-	-	-	-	(270,570)	(19,320)	(289,890)

Balance at February 29, 2012	11,339	$1,349,844	5,734	$573,400	931,461,813	$9,314,618	$29,394,133	$(41,268,914)	$(996,298)	$(1,633,217)

Balance at November 30, 2012	3,448	$461,835	-	$-	1,349,803,029	$13,498,030	$27,755,595	$(42,254,594)	$(1,079,328)	$(1,618,462)

Issuance of common stock for conversion of 4.75% debentures	-	-	-	-	184,404,556	1,844,046	(1,842,536)	-	-	1,510

Issuance of common stock for exercise of warrants	-	-	-	-	151,000	1,510	163,080	-	-	164,590

Stock-based compensation	-	-	-	-	-	-	99,868	-	-	99,868

Net loss	-	-	-	-	-	-	-	(358,965)	(26,880)	(385,845)

Balance at February 28, 2013	3,448	$461,835	-	$-	1,534,358,585	$15,343,586	$26,176,007	$(42,613,559)	$(1,106,208)	$(1,738,339)

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	February 28,	February 29,
	2013	2012
Cash flows from operating activities
Net loss	$(385,845)	$(289,890)
Adjustments to reconcile net loss to net cash provided by (used in) used in operating activities
Stock-based compensation	99,868	13,172
Interest expense from amortization of discount
on convertible debentures	-	5,000
Change in fair value of derivative liability	47,900	(1,227)
Changes in assets and liabilities
Grant receivable	-	303,102
Other current assets	(514)	1,703
Accounts payable and accrued liabilities	(58,525)	(19,463)
Deferred revenue	(12,329)	(12,330)
Net cash provided by (used in) operating activities	(309,445)	67

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from the exercise of stock warrants	164,590	393,490
Increase (decrease) in advance from debenture holder	235,410	(294,845)
Net cash provided by financing activities	400,000	98,645
Net increase in cash and cash equivalents	90,555	98,712
Cash and cash equivalents at beginning of period	199,472	405,327
Cash and cash equivalents at end of period	$290,027	$504,039

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$698	$876
Noncash Investing and Financing Activities:
Issuance of common stock for conversion of 4.75% debentures	1,510	3,610

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS, BASIS OF PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS

ORGANIZATION AND NATURE OF OPERATIONS

MultiCell Technologies, Inc. (“MultiCell”), has two subsidiaries, Xenogenics Corporation (“Xenogenics”) and MultiCell Immunotherapeutics, Inc. (“MCTI”). MultiCell holds 95.3% of Xenogenics (on an as-if-converted to common stock basis). MultiCell holds approximately 67% of the outstanding shares (on an as-if-converted to common stock basis) of MCTI. As used herein, the “Company” refers to MultiCell, together with Xenogenics and MCTI.

The Company’s therapeutic development platform includes several patented techniques used to: (i) isolate, characterize and differentiate stem cells from human liver; (ii) control the immune response at transcriptional and translational levels through double-stranded RNA (dsRNA)-sensing molecules such as the Toll-like Receptors (TLRs), RIG-I-like receptor (RLR), and Melanoma Differentiation-Associated protein 5 (MDA-5) signaling; (iii) generate specific and potent immunity against key tumor targets through a novel immunoglobulin platform technology; and (iv) modulate the noradrenaline-adrenaline neurotransmitter pathway. The Company’s medical device development platform is based on the design a next-generation bioabsorbable stent, the Ideal BioStent™, for interventional cardiology and peripheral vessel applications.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended November 30, 2012, previously filed with the SEC. The results of operations for the three-month period ended February 28, 2013, are not necessarily indicative of the operating results for the fiscal year ending November 30, 2013. The condensed consolidated balance sheet as of November 30, 2012, has been derived from the Company’s audited consolidated financial statements.

RECLASSIFICATIONS

Certain amounts of operating expenses from the condensed consolidated statement of operations for the three months ended February 29, 2012, have been reclassified in the current presentation to conform to the presentation of operating expenses for the three months ended February 28, 2013. These reclassifications had no effect on the total amount of operating expenses, on the amount of net loss, or on the basic and diluted loss per common share for the three months ended February 29, 2012.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued updated guidance on the periodic testing of indefinite-lived intangible assets, other than goodwill, for impairment. This updated guidance will allow companies the option to first assess qualitative factors to determine if it is more-likely-than-not that an indefinite-lived intangible asset might be impaired and whether it is necessary to perform the quantitative impairment test required under current accounting standards. This guidance is applicable for reporting periods beginning after September 15, 2012, with early adoption permitted, and is applicable to the Company’s fiscal year beginning December 1, 2012. The Company currently does not have any indefinite-life intangible assets other than goodwill. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued authoritative guidance related to reclassifications out of accumulated other comprehensive income (“OCI”). Under the amendments in this update, an entity is required to report, in one place, information about reclassifications out of accumulated OCI and to report changes in its accumulated OCI balances. For significant items reclassified out of accumulated OCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income or loss is presented. For items that are not reclassified to net income or loss in their entirety in the same reporting period, a cross reference to other disclosures currently required under GAAP is required in the notes to the entity’s consolidated financial statements. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company does not have accumulated OCI and does not believe the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

NOTE 2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of February 28, 2013, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $42,613,559. The Company will have to raise additional capital in order to initiate Phase IIb clinical trials for MCT-125, its therapeutic product for the treatment of fatigue in multiple sclerosis patients, conduct further research on MCT-465 and MCT-485 for the treatment of primary liver cancer, and initiate clinical trials for Xenogenic’s bioabsorbable, drug eluting stent, the Ideal BioStent™. The Company’s management is evaluating several sources of financing for the Company’s clinical trial program. Additionally, with its strategic shift in focus to therapeutic programs and technologies, management expects the Company’s future cash requirements to increase significantly as it advances the Company’s therapeutic programs into clinical trials. Until the Company is successful in raising additional funds, it may have to prioritize its therapeutic programs and delays may be necessary in some of the Company’s development programs.

Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors, Inc. (“LJCI”). As further described in Note 3 to these condensed consolidated financial statements, under the terms of the LJCI Agreement (as defined below), LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of February 28, 2013, there are 5,451,629 shares remaining on the stock purchase warrant and a balance of $54,516 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants, approximately $5.9 million of cash would be provided to the Company. The LJCI Agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.99% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture through February 28, 2014, the date that the debenture is due and the warrants expire, subject to the limitations of the LCJI Agreement and the availability of authorized common stock of the Company.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern. There can be no assurance that LJCI will continue to exercise its warrant to purchase the Company’s common stock, or that the Company will be able to successfully acquire the necessary capital to continue its on-going research efforts and bring its products to the commercial market. Management’s plans to acquire future funding include the potential sale of shares of the Company’s common and/or preferred stock, the sale of warrants, and continued sales of the Company’s proprietary media, immortalized cells and primary cells to the pharmaceutical industry. Additionally, the Company continues to pursue research projects, government grants and capital investment. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. CONVERTIBLE DEBENTURES

MultiCell entered into a Securities Purchase Agreement with LJCI on February 28, 2007 (the “LJCI Agreement”), pursuant to which MultiCell agreed to sell a convertible debenture to LJCI in the principal amount of $100,000 and originally scheduled to mature on February 28, 2012 (the “Debenture”). On August 16, 2011, MultiCell and LJCI amended the Debenture to extend the maturity date to February 28, 2014. The Debenture accrues interest at 4.75% per year, payable in cash or common stock at the option of LJCI. In connection with the Debenture, MultiCell issued LJCI a warrant to purchase up to 10 million shares of the Company’s common stock (the “LJCI Warrant”) at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007. On August 16, 2011, MultiCell and LJCI amended the LJCI Warrant to extend the expiration date to February 28, 2014. Pursuant to the terms of the LJCI Warrant, upon the conversion of any portion of the principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the Debenture being converted. Therefore, as an example, for each $1,000 of the principal converted, LJCI would be required to simultaneously purchase 100,000 shares under the LJCI Warrant at $1.09 per share.

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price (as defined below) multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price. The “Conversion Price” is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert. LJCI converted $1,510 and $3,610 of the Debenture into 184,404,556 and 107,714,827 shares, respectively, of the Company’s common stock during the three months ended February 28, 2013 and February 29, 2012, respectively. Simultaneously with these conversions, LJCI exercised warrants to purchase 151,000 shares and 361,000 shares of the Company’s common stock during the three months ended February 28, 2013 and February 29, 2012, respectively. Proceeds from the exercise of the warrants were $164,590 and $393,490 for the three months ended February 28, 2013 and February 29, 2012, respectively. At times, LJCI makes advances to MultiCell prior to the exercise of warrants. At February 28, 2013 and November 30, 2012, LJCI had advanced $285,410 and $50,000, respectively, to MultiCell in advance of LJCI’s exercise of warrants.

As of February 28, 2013, the remainder of the Debenture in the amount of $54,516 could have been converted by LJCI into approximately 5.8 billion shares of the Company’s common stock, which would require LJCI to simultaneously exercise and purchase all of the remaining 5,451,629 shares of the Company’s common stock under the LJCI Warrant at $1.09 per share. As of November 30, 2012, the balance of the Debenture was $56,026. For the Debenture, upon receipt of a conversion notice from the holder, MultiCell may elect to immediately redeem that portion of the Debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. After February 28, 2008, MultiCell, at its sole discretion, has the right, without limitation or penalty, to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

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

The Series B shares are convertible at any time into shares of the Company’s common stock at a conversion price determined by dividing the purchase price per share of $100 by the conversion price. The conversion price was originally $0.32 per share. Upon the occurrence of an event of default (as defined in the applicable Series B convertible preferred stock purchase agreement), the conversion price of the Series B shares shall be reduced to 85% of the then-applicable conversion price of such shares. The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the conversion price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, a joint venture and/or the issuance of employee stock options). As a result of the Company issuing shares of its common stock upon conversion of convertible debentures and upon the exercise of warrants both at prices lower than the conversion price of the Series B convertible preferred stock, and due to the Company not paying the Series B dividends on a monthly basis (as discussed below), the conversion price of the Series B convertible preferred stock has been reduced to $0.0190 per share as of February 28, 2013 and to $0.0215 per share as of November 30, 2012. Pursuant to the applicable Series B convertible preferred stock purchase agreement, each investor may only convert that number of shares of Series B convertible preferred stock into that number of shares of the Company’s common stock that does not exceed 9.99% of the outstanding shares of common stock of the Company on the date of conversion.

Commencing on the date of issuance of the Series B convertible preferred stock until the date a registration statement registering the shares of the Company’s common stock underlying the preferred stock and warrants issued is declared effective by the SEC, the Company was required to pay on each outstanding share of Series B convertible preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (i) the Wall Street Journal Prime Rate plus 1%, or (ii) 9%. In no event was the dividend rate to be greater than 12% per annum. The dividend was payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B convertible preferred stock outstanding as of the first day of that month. In the event the Company did not pay the Series B convertible preferred dividends when due, the conversion price of the Series B preferred shares was reduced to 85% of the otherwise applicable conversion price. The Company did not pay the required monthly Series B preferred dividends beginning on November 30, 2006, which, in part, caused the conversion price to be reduced. Subsequent to November 30, 2010, the Company received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B convertible preferred stock, which in turn terminated the requirement to accrue the related dividends. Accordingly, no dividends have been accrued since November 30, 2010. Total accrued but unpaid preferred dividends recorded in the accompanying condensed consolidated balance sheets as of February 28, 2013, and as of November 30, 2012, are $290,724 of which $125,516 are recorded in permanent equity with the Series B convertible preferred stock, and $165,208 are recorded as a current liability in accounts payable and accrued expenses.

The conversion feature which gives the holders of the Series B convertible preferred stock the right to acquire shares of the Company’s common stock is an embedded derivative. As of February 28, 2013 and November 30, 2012, there were 3,448 shares of Series B convertible preferred stock that were convertible into 18,147,368 and 16,037,209 shares of common stock of the Company, respectively. The fair value of the conversion feature was estimated at $67,145 ($0.0037 per share of common stock) and $19,245 ($0.0012 per share of common stock) at February 28, 2013 and November 30, 2012, respectively, and has been estimated using the Black-Scholes option-pricing model using the following assumptions:

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	February 28, 2013	November 30, 2012

Fair value of common stock	$0.0037	$0.0013
Conversion price of preferred stock	$0.0190	$0.0215
Risk free interest rate	1.89%	1.62%
Expected life	10 Years	10 Years
Dividend yield	-	-
Volatility	147%	141%

The fair value of the conversion feature increased by $47,900 during the three months ended February 28, 2013, which has been recorded as a loss from the change in the fair value of the derivative liability. The fair value of the conversion feature decreased by $1,227 during the three months ended February 29, 2012, which has been recorded as a gain from the change in the fair value of the derivative liability.

In the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding share of Series B convertible preferred stock shall be entitled to be paid first in priority out of the assets of the Company available for distribution to stockholders, an amount equal to $100 per share of Series B convertible preferred stock held plus any declared but unpaid dividends. After such payment has been made in full, such holders of Series B convertible preferred stock shall be entitled to no further participation in the distribution of the assets of the Company.

NOTE 5. SERIES I CONVERTIBLE PREFERRED STOCK

The Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares of preferred stock. The Board of Directors originally designated 20,000 shares as Series I convertible preferred stock. On July 13, 2004, the Company completed a private placement of Series I convertible preferred stock and a total of 20,000 shares were originally sold to accredited investors. As of February 28, 2013 and November 30, 2012, all of the shares of Series I convertible preferred stock have been converted into shares of the common stock of the Company and no shares of the Company’s Series I convertible preferred stock are outstanding.

NOTE 6. LICENSE AGREEMENTS AND DEFERRED REVENUE

On October 9, 2007, MultiCell executed an exclusive license and purchase agreement (the “Agreement”) with Corning Incorporated (“Corning”) of Corning, New York. Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell MultiCell’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (ADME/Tox assays). MultiCell retained and will continue to support its existing licensee, Pfizer, Inc. (“Pfizer”). MultiCell retains the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays. MultiCell also retains rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to identify drug targets and for other applications related to the Company’s internal drug development programs. Corning paid MultiCell $750,000 in consideration for the license granted. The Company is recognizing the income ratably over a 17 year period. The Company recognized $11,029 in income for the three months ended each of February 28, 2013 and February 29, 2012. The balance of deferred revenue from this license is $511,030 at February 28, 2013 and will be amortized into revenue through October 2024.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has another license agreement with Pfizer, for which revenue is being deferred. The Company recognized revenue from the agreement with Pfizer in the amount of $1,300 for the three months ended each of February 28, 2013 and February 29, 2012. The balance of deferred revenue from the agreement with Pfizer is $24,700 at February 28, 2013, which will be amortized into revenue through January 2018.

NOTE 7. STOCK COMPENSATION PLANS

On July 11, 2011, at the Company’s Annual Meeting of Stockholders, the stockholders approved an amendment to increase the number of shares reserved under the 2004 Equity Incentive Plan (the “2004 Plan”) to a total of 70,974,213 shares. Additionally, an annual increase in the number of shares reserved under the plan was approved and certain prior increases in the number of shares reserved for issuance under the plan were ratified. Furthermore, on each of December 1, 2011 and on December 1, 2012, the number of shares reserved under the 2004 Plan was increased by an additional 1,500,000 shares pursuant to the provisions of the 2004 Plan. The purpose of the 2004 Plan is to provide a means by which eligible recipients of stock awards may be given the opportunity to benefit from increases in the value of the Company’s common stock through granting of incentive stock options (ISO), non-statutory stock options, stock purchase awards, stock bonus awards, stock appreciation rights, stock unit awards and other stock awards. As amended, there are 51,380,266 shares of common stock available for future awards under the 2004 Plan at February 28, 2013.

GAAP treatment for stock options requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements, is measured based on the grant date fair value of the award, and requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period), net of estimated forfeitures. The estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from the current estimates, such resulting adjustment will be recorded in the period estimates are revised. No income tax benefit has been recognized for stock-based compensation arrangements and no compensation cost has been capitalized in the consolidated balance sheets.

A summary of the status of stock options granted by MultiCell at February 28, 2013, and changes during the three months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at November 30, 2012	26,068,947	$0.0084	3.1 years	$-
Granted	-	-
Exercised	-	-
Expired or forfeited	(4,975,000)	0.0100

Outstanding at February 28, 2013	21,093,947	$0.0080	3.0 years	$3,000

Exercisable at February 28, 2013	17,475,891	$0.0091	2.7 years	$1,950

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

There were no options granted during the three months ended February 28, 2013 or February 29, 2012. Options to acquire 4,975,000 shares of common stock previously granted to a director of MultiCell were forfeited in January 2013, three months after his resignation from MultiCell’s Board of Directors.

For the three months ended February 28, 2013 and February 29, 2012, MultiCell reported stock-based compensation expense for services related to stock options of $4,406 and $11,619, respectively. As of February 28, 2013, there is approximately $18,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 1.9 years. The intrinsic values at February 28, 2013 are based on a closing price of $0.0038.

In October 2010, Xenogenics adopted the 2010 Stock Incentive Plan (the “2010 Plan”) which authorized the granting of stock awards to Xenogenics’ employees, directors, and consultants. As originally adopted, the 2010 Plan provided that the number of shares of Xenogenics’ common stock that could be issued pursuant to stock awards could not exceed 5,000,000 shares of common stock. On February 3, 2011, the 2010 Plan was amended such that the number of shares of Xenogenics’ common stock that could be issued pursuant to stock awards could not exceed 8,000,000 shares of common stock. The purpose of the 2010 Plan is to provide a means by which eligible recipients of stock awards may be given the opportunity to benefit from increases in the value of Xenogenics’ common stock through granting of incentive stock options (“ISO”), non-statutory stock options, stock bonus awards, stock appreciation rights, and rights to acquire restricted stock. ISO’s may be granted only to employees. The exercise price of each ISO granted under the plan must equal 100% of the market price of Xenogenics’ stock on the date of the grant. A 10% stockholder shall not be granted an ISO unless the exercise price of such option is at least 110% of the fair market value of Xenogenics’ common stock on the date of the grants and the option is not exercisable after the expiration of five years from the date of the grant. The Board of Directors of Xenogenics, in its discretion, shall determine the exercise price of each nonstatutory stock option. An option’s maximum term is 10 years.

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

In March 2011, Xenogenics granted options to other prospective officers and to the members of its scientific advisory board to purchase an aggregate of 3,000,000 shares of its common stock, exercisable at $0.246 per share of common stock and having a term of approximately five years. 50% of the options vested immediately and the remaining 50% were to vest upon the closing of a Qualified Financing by December 31, 2011. A “Qualified Financing” meant a single sale, or a related series of sales, by Xenogenics of its common stock (or common stock equivalents) in which the aggregate gross proceeds (before costs and commissions) received by Xenogenics was equal to or exceed $5,000,000. The fair value of these options was estimated to be $692,700, or $0.2309 per share, as estimated using the Black-Scholes option-pricing model, using a risk-free interest rate of 2.20%, volatility of 165%, expected lives of five years, and dividend yield of zero. A Qualified Financing was not closed by December 31, 2011, and accordingly, options to acquire 1,500,000 shares of Xenogenics common stock were forfeited. As described in the following paragraph, Xenogenics granted replacement options to four of five of these individuals whose options expired on December 31, 2011. The replacement of the options to the four individuals was treated as a modification under GAAP. The forfeiture of the option to the fifth individual resulted in the reversal of $57,725 of previously-recognized stock-based compensation expense in the three months ended February 29, 2012.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On February 28, 2012, Xenogenics granted replacement options to four of five of those individuals whose options expired on December 31, 2011, as described in the previous paragraph. The replacement options to purchase 1,250,000 shares of Xenogenics’ common stock are exercisable at $0.253 per share and vest monthly over one year. These replacement options have a term of five years, provided a Qualified Financing has closed by February 28, 2013. No Qualified Financing closed by February 28, 2013. Consequently, these replacement options expired on February 28, 2013. The fair value of these options was estimated to be $298,500, or $0.2338 per share, as estimated using the Black-Scholes option-pricing model, using a risk-free interest rate of 0.84%, volatility of 170%, expected lives of five years, and dividend yield of zero.

For the three months ended February 28, 2013, Xenogenics reported stock-based compensation expense for options of $95,462. For the three months ended February 29, 2012, Xenogenics reported stock-based compensation expense for options of $59,278, less the reversal of previously recognized stock-based compensation in the amount of $57,725, for net stock-based compensation of $1,553. As of February 28, 2013, there is approximately $36,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 0.6 years.

NOTE 8. STOCK WARRANTS

Since the Company’s inception, it has financed its operations primarily through the issuance of debt or equity instruments, which have often included the issuance of warrants to purchase shares of the Company’s common stock.

As further described in Note 3 to these condensed consolidated financial statements, MultiCell entered into the LJCI Agreement pursuant to which MultiCell agreed to sell the Debenture in the principal amount of $100,000. In connection with the Debenture, MultiCell issued LJCI a warrant to purchase up to 10 million shares of the Company’s common stock at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007. Pursuant to the terms of the LJCI Warrant, upon the conversion of any portion of the principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the Debenture being converted. Therefore, as an example, for each $1,000 of the principal of the Debenture converted, LJCI would be required to simultaneously purchase 100,000 shares under the warrant at $1.09 per share. During the three months ended February 28, 2013, LJCI exercised warrants to purchase 151,000 shares of the Company’s common stock, resulting in proceeds to the Company of $164,590. During the three months ended February 29, 2012, LJCI exercised warrants to purchase 361,000 shares of the Company’s common stock, resulting in proceeds to the Company of $393,490.

A summary of the status of warrants at February 28, 2013, and changes during the three months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at November 30, 2012	9,277,030	$0.7535	2.2 years	$-
Issued	-	-
Exercised	(151,000)	1.0900
Expired	(280,000)	0.5000

Outstanding at February 28, 2013	8,846,030	$0.7557	2.1 years	$-

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9. LOSS PER SHARE

Basic loss per share is computed on the basis of the weighted-average number of shares of the Company’s common stock outstanding during the period. Diluted loss per share is computed on the basis of the weighted-average number of shares of the Company’s common stock and all dilutive potentially issuable shares of the Company’s common stock outstanding during the year. Shares of the Company’s common stock issuable upon conversion of debt and preferred stock, or exercise of stock options and stock warrants have not been included in the loss per share for the three months ended February 28, 2013 or February 29, 2012, as they are anti-dilutive.

The potential shares of the Company’s common stock issuable upon exercise of options or warrants, or upon conversion of other convertible securities issued by the Company, as of February 28, 2013 and February 29, 2012, are as follows:

	2013	2012

Warrants	8,846,030	10,331,030
Stock options	21,093,947	18,168,947
Series B Convertible Preferred Stock	18,147,368	38,965,636
Series I Convertible Preferred Stock	-	2,293,600
LJCI Debenture	5,760,694,429	1,899,722,934
	5,808,781,774	1,969,482,147

MultiCell does not currently have sufficient authorized shares of its common stock to meet the commitments entered into under the Debenture and the related LJCI Warrants. As further discussed in Note 3, upon the conversion of any portion of the remaining $54,516 principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the remaining 5,451,629 warrant shares equal to the percentage of the dollar amount of the Debenture being converted. The agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding shares of common stock of the Company. Furthermore, MultiCell has the right to redeem that portion of the Debenture that the holder may elect to convert and also has the right to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

NOTE 10. FAIR VALUE MEASUREMENTS

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the Company and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at February 28, 2013 and November 30, 2012, are summarized as follows:

	February 28, 2013				November 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$67,145	$-	$67,145	$-	$19,245	$-	$19,245

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As further described in Note 4, the fair value of the derivative liability is determined using the Black-Scholes pricing model.

NOTE 11. SUBSEQUENT EVENTS

Stock Issued for Conversion of Debenture and Exercise of Warrants

As more fully discussed in Note 3 to these consolidated financial statements, MultiCell sold the Debenture to LJCI and issued LJCI a stock warrant in connection with the Debenture. During the period subsequent to March 1, 2013 through the date of issuance of the condensed consolidated financial statements, LJCI converted $1,050 of the Debenture into 76,011,071 shares of the Company’s common stock. Simultaneously with the conversions of the Debenture, LJCI was required to exercise warrants to purchase 105,000 shares of the Company’s common stock at $1.09 per share. The total proceeds from the exercise of the warrants were $114,450.

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

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, obtaining regulatory approval, and undertaking production and marketing of our drug candidates; difficulties or delays in patient enrollment for our clinical trials; unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials or preclinical studies are not indicative of future results of clinical trials); activities and decisions of, and market conditions affecting, current and future strategic partners; pricing pressures; accurately forecasting operating and clinical trial costs; uncertainties of litigation and other business conditions; our ability to obtain additional financing if necessary; changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target; the uncertainty of protection for our intellectual property or trade secrets, through patents or otherwise; and potential infringement of the intellectual property rights or trade secrets of third parties. In addition such statements are subject to the risks and uncertainties discussed under the “Risk Factors” section included in our Annual Report filed on Form 10-K for the year ended November 30, 2012.

Overview

MultiCell is a biopharmaceutical company developing novel therapeutics and discovery tools to address unmet medical needs for the treatment of neurological disorders, hepatic disease, cancer and interventional cardiology and peripheral vessel applications. Historically, we have specialized in developing primary liver cell immortalization technologies to produce cell-based assay systems for use in drug discovery. We seek to become an integrated biopharmaceutical company that will use our immune system modulation technologies to discover, develop and commercialize new therapeutics ourself and with strategic partners.

On October 9, 2007, MultiCell executed an exclusive license and purchase agreement with Corning of Corning, New York. Under the terms of such agreement, Corning has the right to develop, use, manufacture and sell MultiCell’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (ADME/Tox assays). Corning paid MultiCell a non-refundable license fee, purchased certain inventory and equipment related to MultiCell’s Fa2N-4 cell line business, hired certain MultiCell scientific personnel, and paid for access to MultiCell’s laboratories during the transfer of the Fa2N-4 cell lines to Corning. MultiCell retained and continues to support all of its existing licensees. MultiCell retained the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays. MultiCell also retained rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to identify drug targets and for other applications related to the Company’s internal drug development programs.

Our therapeutic development platform includes several patented techniques used to: (i) isolate, characterize and differentiate stem cells from human liver; (ii) control the immune response at transcriptional and translational levels through double-stranded RNA (“dsRNA”)-sensing molecules such as Toll-like receptor (TLR), RIG-I-like receptor (RLR), and Melanoma Differentiation-Associated protein 5 (“MDA-5”) signaling; (iii) generate specific and potent immunity against key tumor targets through a novel immunoglobulin platform technology; (iv) modulate the noradrenaline-adrenaline neurotransmitter pathway; and/or (v) the design of next-generation bioabsorbable stents, the Ideal BioStent™, for interventional cardiology and peripheral vessel applications.

On July 5, 2011, MultiCell entered into a sponsored research agreement with the University Health Network, or UHN, a not-for-profit corporation incorporated under the laws of Canada. Under this agreement UHN will evaluate the Company’s product candidates, MCT-465 and MCT-485, in its in vitro models for the treatment of primary liver cancer. The mechanism of action of MCT-465 and MCT-485 and their potential selective effect on liver cancer stem cells will also be evaluated. Under the terms of this agreement, we will retain exclusive access to the research findings and intellectual property resulting from the research activities preformed by UHN.

In December 2005, MultiCell exclusively licensed LAX-202 from Amarin Neuroscience Limited (“Amarin”) for the treatment of fatigue in patients suffering from multiple sclerosis (“MS”).  MultiCell renamed LAX-202 to MCT-125, and intends to further evaluate MCT-125 in a pivotal Phase IIb/III clinical trial.  In a 138 patient, multi-center, double-blind placebo controlled Phase II clinical trial conducted in the United Kingdom by Amarin, LAX-202 demonstrated efficacy in significantly reducing the levels of fatigue in MS patients enrolled in the study.  LAX-202 proved to be effective within 4 weeks of the first daily oral dosing, and showed efficacy in MS patients who were moderately as well as severely affected.  LAX-202 demonstrated efficacy in all MS patient sub-populations including relapsing-remitting, secondary progressive and primary progressive.  Patients enrolled in the Phase II trial conducted by Amarin also reported few if any side effects following daily oral dosing of LAX-202.  MultiCell intends to proceed with the anticipated pivotal Phase IIb/III trial of MCT-125 using the data generated by Amarin for LAX-202 following discussions with the regulatory authorities.

On September 30, 2010, Xenogenics entered into a Foreclosure Sale Agreement (the “Foreclosure Sale Agreement”) with Venture Lending & Leasing IV, Inc., Venture Lending & Leasing V, Inc. and Silicon Valley Bank (collectively, the “Sellers”).  Pursuant to the Foreclosure Sale Agreement, as amended on September 30, 2011, and on October 23, 2012, Xenogenics acquired all of the Sellers’ interests in certain bioabsorbable stent assets (known as “Ideal BioStent™”) and related technologies.

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

Three Months Ended February 28, 2013 Compared to the Three Months Ended February 29, 2012

Revenue. Total revenue for the three months ended February 28, 2013 and February 29, 2012 was $12,329. All of the revenue for the quarters ended February 28, 2013 and February 29, 2012 is from the amortization of deferred revenue under license agreements with Corning and Pfizer.

Operating Expenses. Total operating expenses for the three months ended February 28, 2013 were $349,678, compared to operating expenses for the three months ended February 29, 2012 of $297,870, representing an increase of $51,808. This increase was due to an increase of $86,696 in the amount of stock-based compensation, offset by a decrease of $22,004 in legal, consulting, and other professional fees and a decrease in other operating expenses of $12,884. Substantially all of the increase in stock-based compensation relates to the options granted by our subsidiary, Xenogenics. As more fully discussed in Note 7 to the accompanying condensed consolidated financial statements, Xenogenics granted options to certain prospective officers and to the members of its scientific advisory board in November 2010, March 2011, and February 2012. During the three months ended February 28, 2013, stock-based compensation included $95,462 related to these options. During the three months ended February 29, 2012, stock-based compensation included $59,278 related to these options. However, during the three months ended February 29, 2012, there was a reversal of $57,725 of previously-recognized stock-based compensation for one of these options that had performance requirements that were not satisfied prior to the deadline of December 31, 2011, and that was not replaced by the grant of a new option shortly after the forfeiture. The increase between the two periods relates to the vesting patterns of the option granted, the number of options that are vested in each period, and the reversal of stock-based compensation in the three months ended February 29, 2012.

Other income/(expense). Other income (expense) amounted to net expense of $48,496 for the three months ended February 28, 2013 as compared to net expense of $4,349 for the three months ended February 29, 2012. Other income (expense) for the three months ended February 28, 2013 consists of (i) interest expense of $671, (ii) a loss from the change in fair value of derivative liability of $47,900, and (iii) interest income of $75. Other income (expense) for the three months ended February 29, 2012 was composed of (A) interest expense of $5,850, (B) a gain from the change in fair value of derivative liability of $1,227, and (C) interest income of $274.

Interest expense principally includes interest on the 4.75% debenture, including amortization of discount of $5,000 during the three months ended February 29, 2012. The discount is fully amortized as of February 28, 2012.

The change in fair value of derivative liability is related to the embedded conversion feature in the Series B convertible preferred stock. The valuation of the derivative liability is dependent upon a number of factors beyond our control. As such, the amount of other income or expense that we report related to the change in the fair value of the derivative liability is somewhat unpredictable, but may be significant, and will continue to be reported until the holders of the Series B convertible preferred stock have converted their shares into shares of our common stock.

Net Loss. Net loss for the three months ended February 28, 2013 was $385,845, as compared to a net loss of $289,890 for the same period in the prior fiscal year, representing an increase in the net loss of $95,955. The primary reasons for this increase in net loss in the current period is due to the loss from the change in fair value of the derivative liability and the increase in stock-based compensation, offset by the decrease in legal, consulting, and other professional fees, interest expense, and other operating expenses, all as explained above.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance of debt or equity instruments. The following is a summary of our key liquidity measures at February 28, 2013 and February 29, 2012:

	February 28, 2013	February 29, 2012

Cash and cash equivalents	$290,027	$504,039

Current assets	$301,834	$512,934
Current liabilities	(1,486,896)	(1,391,362)

Working capital deficiency	$(1,185,062)	$(878,428)

We will have to raise additional capital in order to initiate Phase IIb clinical trials for MCT-125, our therapeutic product for the treatment of fatigue in MS patients. Our management is evaluating several sources of financing for our clinical trial program. Additionally, with our strategic shift in focus to therapeutic programs and technologies, we expect our future cash requirements to increase significantly as we advance our therapeutic programs into clinical trials. Until we are successful in raising additional funds, we may have to prioritize our therapeutic programs and delays may be necessary in some of our development programs.

Commencing in March 2008, we have operated on working capital provided by LJCI, in connection with its exercise of warrants issued to it by MultiCell (which LJCI must exercise whenever it converts amounts owed under the Debenture it holds), all as discussed in more detail below. The warrants are exercisable at $1.09 per share. As of February 28, 2013, there were 5,451,629 shares remaining on the LJCI Warrant. Should LJCI continue to exercise all of its remaining warrants, approximately $5.9 million of cash would be provided to us. However, the LJCI Agreement limits LJCI’s stock ownership in our common stock to 9.99% of the outstanding shares of our common stock. In August 2011, the Debenture and the warrant agreement were amended to extend the maturity date of the Debenture and the expiration date of the warrants to February 28, 2014. We expect that LJCI will continue to exercise the warrants and convert the Debenture through February 28, 2014, subject to the limitations of the LJCI Agreement and the availability of our authorized common stock. We are also investigating the possible sale or license of certain assets that we did not already license to Corning in October 2007. We are presently pursuing discussions with companies operating in the stem cell research market and the general life science research market.

On July 14, 2006, we completed a private placement of Series B convertible preferred stock. A total of 17,000 shares of Series B convertible preferred stock were sold to accredited investors at a price of $100 per share. Originally, the Series B shares were convertible at any time into shares of our common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Series B Conversion Price”). The Series B Conversion Price was reduced to 85% of the then applicable Series B Conversion Price as a result of an event of default in the payment of preferred dividends. The Series B Conversion Price is also subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the Series B Conversion Price is subject to weighted average anti-dilution adjustments in the event that we sell shares of our common stock or other securities convertible into or exercisable for shares of our common stock at a per share price, exercise price or conversion price lower than the Series B Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, a joint venture and/or the issuance of employee stock options). As a result of these adjustments, the Series B Conversion Price has been reduced to $0.0190 per share as of February 28, 2013. Pursuant to the applicable Series B convertible preferred stock purchase agreement, each investor may only convert that number of shares of Series B convertible preferred stock into that number of shares of our common stock that does not exceed 9.99% of the outstanding shares of our common stock on the date of conversion. The Series B convertible preferred stock does not have voting rights. Commencing on the date of issuance of the Series B convertible preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued was declared effective by the SEC, we paid on each outstanding share of Series B convertible preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (a) the Wall Street Journal Prime Rate plus 1%, or (b) 9%. In no event was the dividend rate greater than 12% per annum. Subsequent to November 30, 2010, we received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B convertible preferred stock, which in turn terminated the requirement to accrue the related dividends. As of February 28, 2013, there are 3,448 shares of Series B convertible preferred stock outstanding.

In the event of any dissolution or winding up of our company, whether voluntary or involuntary, holders of each outstanding share of Series B convertible preferred stock shall be entitled to be paid first in priority out of our assets available for distribution to stockholders, an amount equal to $100 per share of Series B convertible preferred stock held plus any declared but unpaid dividends. After such payment has been made in full, such holders of Series B convertible preferred stock shall be entitled to no further participation in the distribution of our assets.

We entered into the LJCI Agreement pursuant to which we agreed to sell convertible debentures in the principal amount of $100,000 and originally scheduled to mature on February 28, 2012. In addition, we issued to LJCI a warrant to purchase up to 10 million shares of our common stock at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007. In August 2011, we and LJCI amended the Debenture and the warrant agreement to extend the maturity date of the Debenture and the expiration date of the warrants to February 28, 2014.

The Debenture is convertible at the option of LJCI at any time up to maturity at a conversion price equal to the lesser of the fixed conversion price of $1.00, or 80% of the average of the lowest three daily volume weighted average trading prices per share of our common stock during the twenty trading days immediately preceding the conversion date. The Debenture accrues interest at 4.75% per year payable in cash or our common stock. Through February 28, 2013, interest is being paid in cash. If paid in stock, the stock will be valued at the rate equal to the conversion price of the Debenture in effect at the time of payment.

For the Debenture, upon receipt of a conversion notice from the holder, we may elect to immediately redeem that portion of the Debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. After February 28, 2008, we, at our sole discretion, have the right, without limitation or penalty, to redeem the outstanding principal amount of the Debenture not yet converted by holder into shares of our common stock, plus accrued and unpaid interest thereon.

Cash provided by (used in) operating, investing and financing activities for the three month periods ended February 28, 2013 and February 29, 2012 is as follows:

	February 28, 2013	February 29, 2012

Operating activities	$(309,445)	$67
Investing activities	-	-
Financing activities	400,000	98,645

Net increase in cash and cash equivalents	$90,555	$98,712

Operating Activities

For the three months ended February 28, 2013, the differences between our net loss and net cash used in operating activities are due to non-cash charges totaling $147,768 included in our net loss for stock-based compensation and change in fair value of derivative liability, less changes in non-cash working capital totaling $71,368. For the three months ended February 29, 2012, the differences between our net loss and net cash provided by operating activities are due to net non-cash charges totaling $16,945 included in our net loss for stock-based compensation, interest, and change in fair value of derivative liability, plus changes in non-cash working capital totaling $273,012 (principally the collection of the grant receivable of $303,102).

Investing Activities

We had no cash flows from investing activities during the three months ended February 28, 2013 and February 29, 2012.

Financing Activities

During the three months ended February 28, 2013 and February 29, 2012, cash flows from financing activities related to LJCI’s payments to us of $400,000 and $98,645, respectively, to be applied towards the exercise of common stock warrants.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2013, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of February 28, 2013, the following material weaknesses existed:

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

Due to this material weakness, management has concluded that our internal control over financial reporting was not effective as of February 28, 2013.

In order to mitigate these material weaknesses to the fullest extent possible, all financial reports are reviewed by the Chief Financial Officer, who has limited system access.  In addition, regular meetings are held with our Board of Directors and the Audit Committee.  If at any time we determine a new control can be implemented to mitigate these risks at a reasonable cost, it is implemented as soon as possible.

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2013, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

None.

Item 1A: RISK FACTORS

Not required for “smaller reporting companies.”

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Issuances

On January 10, 2013, we issued 54,955,000 shares of our common stock to LJCI pursuant to its conversion of $450 of the Debenture. We also issued 45,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $49,050, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On January 31, 2013, we issued 36,636,667 shares of our common stock to LJCI pursuant to its conversion of $300 of the Debenture. We also issued 30,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $32,700, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On February 13, 2013, we issued 24,424,444 shares of our common stock to LJCI pursuant to its conversion of $200 of the Debenture. We also issued 20,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $21,800, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On February 18, 2013, we issued 30,530,556 shares of our common stock to LJCI pursuant to its conversion of $250 of the Debenture. We also issued 25,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $27,250, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On February 22, 2013, we issued 19,539,556 shares of our common stock to LJCI pursuant to its conversion of $160 of the Debenture. We also issued 16,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $17,440, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On February 25, 2013, we issued 18,318,333 shares of our common stock to LJCI pursuant to its conversion of $150 of the Debenture. We also issued 15,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $16,350, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

Item 3: DEFAULTS UPON SENIOR SECURITIES

None.

Item 4: MINE SAFETY DISCLOSURES

Not applicable.

Item 5: OTHER INFORMATION

None.

Item 6: EXHIBITS:

Exhibit Number	Exhibit Description

3.1 (1)	Certificate of Incorporation, as filed on April 28, 1970.
3.2 (1)	Certificate of Amendment, as filed on October 27, 1986.
3.3 (1)	Certificate of Amendment, as filed on August 24, 1989.
3.4 (1)	Certificate of Amendment, as filed on July 31, 1991.
3.5 (1)	Certificate of Amendment, as filed on August 14, 1991.
3.6 (1)	Certificate of Amendment, as filed on June 13, 2000.
3.7 (2)	Certificate of Amendment, as filed May 18, 2005.
3.8 (3)	Certificate of Correction, as filed June 2, 2005.
3.9 (4)	Certificate of Amendment, as filed September 1, 2010.
3.10 (5)	Certificate of Amendment, as filed July 13, 2011.
3.11 (6)	Certificate of Amendment, as filed August 29, 2012.
3.12 (7)	Certificate of Incorporation, as amended as of February 28, 2013.
3.12 (1)	Bylaws, as amended May 18, 2005.
3.13 (1)	Specimen Stock Certificate.
4.1 (8)	Certificate of Designations of Preferences and Rights of Series I Convertible Preferred Stock, as filed on July 13, 2004.
4.2 (9)	Certificate of Designation of Series B Convertible Preferred Stock, as filed July 14, 2006.
4.3 (10)	Securities Purchase Agreement, between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc., dated February 28, 2007.
4.4 (10)	4 ¾ % Convertible Debenture for $100,000 issued by Multicell Technologies, Inc. to La Jolla Cove Investors, Inc., dated February 28, 2007.
4.5 (10)	Warrant to Purchase Common Stock dated February 28, 2007.
4.6 (10)	Letter, dated February 28, 2007, to Multicell Technologies, Inc. from La Jolla Cove Investors, Inc.
4.7 (11)	Form of Warrant to Purchase Common Stock (Cashless Exercise), dated July 14, 2006, issued by Multicell Technologies, Inc. to Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.
4.8 (11)	Form of Warrant to Purchase Common Stock (Cash Exercise), dated July 14, 2006, issued by Multicell Technologies, Inc. to Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.
4.9 (11)	Form of Shares of Series B Convertible Preferred Stock and Common Stock Warrants Subscription Agreement, dated July 14, 2006, by and between Multicell Technologies, Inc. and Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302. *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

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

(3) Incorporated by reference from an exhibit to our Post-Effective Amendment No. 2 to our Registration Statement on Form SB-2 filed on September 27, 2005.

(4) Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on September 1, 2010.

(5) Incorporated by reference from an exhibit to our Current Report on Form 8-K filed on July 13, 2011.

(6) Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on October 15, 2012.

(7) Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on February 28, 2013.

(8) Incorporated by reference from an exhibit to our Form SB-2 Registration Statement filed on August 12, 2004.

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

MULTICELL TECHNOLOGIES, INC.

April 15, 2013	By:	/s/ W. Gerald Newmin

W. Gerald Newmin (Chief Executive Officer and Chief Financial Officer)

