Form 10-Q
period 2013-05-31
MultiCell Technologies, Inc.
filed 2013-07-12
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2013.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 8, 2013, the issuer had 2,094,239,613 shares of Common Stock, $.01 par value, outstanding.

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 31,	November 30,
	2013	2012
ASSETS

Current assets
Cash and cash equivalents	$209,619	$199,472
Other current assets	15,017	11,293
Total current assets	224,636	210,765

Property and equipment, net of accumulated depreciation of $40,561	-	-

Other assets	280	280

Total assets	$224,916	$211,045

LIABILITIES AND EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$1,080,755	$1,106,177
Payable to related party	50,000	50,000
Advance from debenture holder	-	50,000
Convertible debentures	50,246	-
Current portion of deferred revenue	49,318	49,318
Total current liabilities	1,230,319	1,255,495

Non-current liabilities
Convertible debentures	-	56,026
Deferred revenue, net of current portion	474,082	498,741
Derivative liability related to Series B convertible preferred stock	29,685	19,245
Total non-current liabilities	503,767	574,012

Total liabilities	1,734,086	1,829,507

Commitments and contingencies	-	-

Equity (Deficiency)
MultiCell Technologies, Inc. equity (deficiency)
Undesignated preferred stock, $0.01 par value; 963,000 shares authorized; zero shares issued and outstanding	-	-
Series B convertible preferred stock, 17,000 shares designated; 3,448 shares issued and outstanding: liquidation value of $470,316	461,835	461,835
Series I convertible preferred stock, 20,000 shares designated; zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 3,000,000,000 shares authorized; 1,945,128,502 and 1,349,803,029 shares issued and outstanding at May 31, 2013 and November 30, 2012, respectively	19,451,285	13,498,030
Additional paid-in capital	22,561,061	27,755,595
Accumulated deficit	(42,855,076)	(42,254,594)
Total MultiCell Technologies, Inc. stockholders' equity (deficiency)	(380,895)	(539,134)
Noncontrolling interests	(1,128,275)	(1,079,328)
Total equity (deficiency)	(1,509,170)	(1,618,462)

Total liabilities and equity (deficiency)	$224,916	$211,045

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2013	2012	2013	2012

Revenue	$12,330	$12,330	$24,659	$24,659

Operating expenses
Selling, general and administrative	208,154	184,947	418,339	417,500
Research and development	81,547	170,486	121,172	222,631
Stock-based compensation	23,053	107,544	122,921	120,716

Total operating expenses	312,754	462,977	662,432	760,847

Loss from operations	(300,424)	(450,647)	(637,773)	(736,188)

Other income (expense)
Interest expense	(680)	(812)	(1,351)	(6,662)
Change in fair value of derivative liability	37,460	42,737	(10,440)	43,964
Interest income	60	213	135	487

Total other income (expense)	36,840	42,138	(11,656)	37,789

Net loss	(263,584)	(408,509)	(649,429)	(698,399)

Less net loss attributable to the noncontrolling interests	(22,067)	(29,750)	(48,947)	(49,070)

Net loss attributable to MultiCell Technologies, Inc.	$(241,517)	$(378,759)	$(600,482)	$(649,329)

Basic and Diluted Loss Per Common Share	$(0.00014)	$(0.00040)	$(0.00039)	$(0.00072)

Basic and Diluted Weighted-Average Common Shares Outstanding	1,678,354,228	942,621,233	1,540,972,988	903,297,226

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)

For the Six Months Ended May 31, 2012 and 2013

(Unaudited)

	Preferred Stock						Additional			Total
	Series B		Series I		Common Stock		Paid in	Accumulated	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Interests	(Deficiency)

Balance at November 30, 2011	11,339	$1,349,844	5,734	$573,400	823,385,986	$8,233,860	$30,064,619	$(40,998,344)	$(976,978)	$(1,753,599)

Issuance of common stock for conversion of 4.75% debentures	-	-	-	-	144,291,494	1,442,915	(1,438,405)	-	-	4,510

Issuance of common stock for exercise of warrants	-	-	-	-	451,000	4,510	487,080	-	-	491,590

Stock-based compensation	-	-	-	-	-	-	120,716	-	-	120,716

Net loss	-	-	-	-	-	-	-	(649,329)	(49,070)	(698,399)

Balance at May 31, 2012	11,339	$1,349,844	5,734	$573,400	968,128,480	$9,681,285	$29,234,010	$(41,647,673)	$(1,026,048)	$(1,835,182)

Balance at November 30, 2012	3,448	$461,835	-	$-	1,349,803,029	$13,498,030	$27,755,595	$(42,254,594)	$(1,079,328)	$(1,618,462)

Issuance of common stock for conversion of 4.75% debentures	-	-	-	-	594,747,473	5,947,475	(5,941,695)	-	-	5,780

Issuance of common stock for exercise of warrants	-	-	-	-	578,000	5,780	624,240	-	-	630,020

Stock-based compensation	-	-	-	-	-	-	122,921	-	-	122,921

Net loss	-	-	-	-	-	-	-	(600,482)	(48,947)	(649,429)

Balance at May 31, 2013	3,448	$461,835	-	$-	1,945,128,502	$19,451,285	$22,561,061	$(42,855,076)	$(1,128,275)	$(1,509,170)

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	May 31,	May 31,
	2013	2012
Cash flows from operating activities
Net loss	$(649,429)	$(698,399)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	122,921	120,716
Interest expense from amortization of discount on convertible debentures	-	5,000
Change in fair value of derivative liability	10,440	(43,964)
Changes in assets and liabilities
Grant receivable	-	303,102
Other current assets	(1,919)	987
Accounts payable and accrued liabilities	(25,422)	(29,952)
Deferred revenue	(24,659)	(24,659)
Net cash used in operating activities	(568,068)	(367,169)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from the exercise of stock warrants	630,020	491,590
Decrease in advance from debenture holder	(51,805)	(193,895)
Net cash provided by financing activities	578,215	297,695
Net increase (decrease) in cash and cash equivalents	10,147	(69,474)
Cash and cash equivalents at beginning of period	199,472	405,327
Cash and cash equivalents at end of period	$209,619	$335,853

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,388	$1,711
Noncash Investing and Financing Activities:
Issuance of common stock for conversion of 4.75% debentures	5,780	4,510

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS, BASIS OF PRESENTATION, AND RECLASSIFICATIONS

ORGANIZATION AND NATURE OF OPERATIONS

MultiCell Technologies, Inc. (“MultiCell”), has two subsidiaries, Xenogenics Corporation (“Xenogenics”) and MultiCell Immunotherapeutics, Inc. (“MCTI”). MultiCell holds 95.3% of the outstanding shares (on an as-if-converted to common stock basis) of Xenogenics. MultiCell holds approximately 67% of the outstanding shares (on an as-if-converted to common stock basis) of MCTI. As used herein, the “Company” refers to MultiCell, together with Xenogenics and MCTI.

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended November 30, 2012, previously filed with the SEC. The results of operations for the three-month and six-month periods ended May 31, 2013, are not necessarily indicative of the operating results for the fiscal year ending November 30, 2013. The condensed consolidated balance sheet as of November 30, 2012, has been derived from the Company’s audited consolidated financial statements.

RECLASSIFICATIONS

Certain amounts of operating expenses from the condensed consolidated statement of operations for the three months and the six months ended May 31, 2012, have been reclassified in the current presentation to conform to the presentation of operating expenses for the three months and six months ended May 31, 2013. These reclassifications had no effect on the total amount of operating expenses, on the amount of net loss, or on the basic and diluted loss per common share for the three months and the six months ended May 31, 2012.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of May 31, 2013, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $42,855,076. The Company will have to raise additional capital in order to initiate Phase IIb clinical trials for MCT-125, its therapeutic product for the treatment of fatigue in multiple sclerosis patients, conduct further research on MCT-465 and MCT-485 for the treatment of primary liver cancer, and initiate clinical trials for Xenogenic’s bioabsorbable, drug eluting stent, the Ideal BioStent™. The Company’s management is evaluating several sources of financing for the Company’s clinical trial program. Additionally, with its strategic shift in focus to therapeutic programs and technologies, management expects the Company’s future cash requirements to increase significantly as it advances the Company’s therapeutic programs into clinical trials. Until the Company is successful in raising additional funds, it may have to prioritize its therapeutic programs and delays may be necessary in some of the Company’s development programs.

Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors, Inc. (“LJCI”). As further described in Note 3 to these condensed consolidated financial statements, under the terms of the LJCI Agreement (as defined below), LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of May 31, 2013, there are 5,024,629 shares remaining on the stock purchase warrant and a balance of $50,246 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants, approximately $5.5 million of cash would be provided to the Company. The LJCI Agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.99% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture through February 28, 2014, the date that the debenture is due and the warrants expire, subject to the limitations of the LCJI Agreement and the availability of authorized common stock of the Company.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price (as defined below) multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price. The “Conversion Price” is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert. LJCI converted $5,780 and $4,510 of the Debenture into 594,747,473 and 144,291,494 shares, respectively, of the Company’s common stock during the six months ended May 31, 2013 and 2012, respectively. Simultaneously with these conversions, LJCI exercised warrants to purchase 578,000 shares and 451,000 shares of the Company’s common stock during the six months ended May 31, 2013 and 2012, respectively. Proceeds from the exercise of the warrants were $630,020 and $491,590 for the six months ended May 31, 2013 and 2012, respectively. At times, LJCI makes advances to MultiCell prior to the exercise of warrants. At May 31, 2013 and November 30, 2012, LJCI had advanced $0 and $50,000, respectively, to MultiCell in advance of LJCI’s exercise of warrants. At May 31, 2013 MultiCell had a receivable from LJCI of $1,805 for proceeds from LJCI’s exercise of warrants in excess of advances previously received.

As of May 31, 2013, the remainder of the Debenture in the amount of $50,246 could have been converted by LJCI into approximately 5.8 billion shares of the Company’s common stock, which would require LJCI to simultaneously exercise and purchase all of the remaining 5,024,629 shares of the Company’s common stock under the LJCI Warrant at $1.09 per share. As of November 30, 2012, the balance of the Debenture was $56,026. For the Debenture, upon receipt of a conversion notice from the holder, MultiCell may elect to immediately redeem that portion of the Debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. MultiCell, at its sole discretion, has the right, without limitation or penalty, to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

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

The Series B shares are convertible at any time into shares of the Company’s common stock at a conversion price determined by dividing the purchase price per share of $100 by the conversion price. The conversion price was originally $0.32 per share. Upon the occurrence of an event of default (as defined in the applicable Series B convertible preferred stock purchase agreement), the conversion price of the Series B shares shall be reduced to 85% of the then-applicable conversion price of such shares. The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the conversion price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, a joint venture and/or the issuance of employee stock options). As a result of the Company issuing shares of its common stock upon conversion of convertible debentures and upon the exercise of warrants both at prices lower than the conversion price of the Series B convertible preferred stock, and due to the Company not paying the Series B dividends on a monthly basis (as discussed below), the conversion price of the Series B convertible preferred stock has been reduced to $0.0151 per share as of May 31, 2013 and to $0.0215 per share as of November 30, 2012. Pursuant to the applicable Series B convertible preferred stock purchase agreement, each investor may only convert that number of shares of Series B convertible preferred stock into that number of shares of the Company’s common stock that does not exceed 9.99% of the outstanding shares of common stock of the Company on the date of conversion.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Commencing on the date of issuance of the Series B convertible preferred stock until the date a registration statement registering the shares of the Company’s common stock underlying the preferred stock and warrants issued is declared effective by the SEC, the Company was required to pay on each outstanding share of Series B convertible preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (i) the Wall Street Journal Prime Rate plus 1%, or (ii) 9%. In no event was the dividend rate to be greater than 12% per annum. The dividend was payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B convertible preferred stock outstanding as of the first day of that month. In the event the Company did not pay the Series B convertible preferred dividends when due, the conversion price of the Series B preferred shares was reduced to 85% of the otherwise applicable conversion price. The Company did not pay the required monthly Series B preferred dividends beginning on November 30, 2006, which, in part, caused the conversion price to be reduced. Subsequent to November 30, 2010, the Company received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B convertible preferred stock, which in turn terminated the requirement to accrue the related dividends. Accordingly, no dividends have been accrued since November 30, 2010. Total accrued but unpaid preferred dividends recorded in the accompanying condensed consolidated balance sheets as of May 31, 2013, and as of November 30, 2012, are $290,724 of which $125,516 are recorded in permanent equity with the Series B convertible preferred stock, and $165,208 are recorded as a current liability in accounts payable and accrued expenses.

The conversion feature which gives the holders of the Series B convertible preferred stock the right to acquire shares of the Company’s common stock is an embedded derivative. As of May 31, 2013 and November 30, 2012, there were 3,448 shares of Series B convertible preferred stock that were convertible into 22,834,437 and 16,037,209 shares of common stock of the Company, respectively. The fair value of the conversion feature was estimated at $29,685 ($0.0013 per share of common stock) and $19,245 ($0.0012 per share of common stock) at May 31, 2013 and November 30, 2012, respectively, and has been estimated using the Black-Scholes option-pricing model using the following assumptions:

	May 31, 2013	February 28, 2013	November 30, 2012

Fair value of common stock	$0.0013	$0.0037	$0.0013
Conversion price of preferred stock	$0.0151	$0.0190	$0.0215
Risk free interest rate	2.16%	1.89%	1.62%
Expected life	10 Years	10 Years	10 Years
Dividend yield	-	-	-
Volatility	148%	147%	141%

The fair value of the conversion feature decreased by $37,460 during the three months ended May 31, 2013, which has been recorded as a gain from the change in the fair value of the derivative liability. The fair value of the conversion feature increased by $10,440 during the six months ended May 31, 2013, which has been recorded as a loss from the change in the fair value of the derivative liability. The fair value of the conversion feature decreased by $42,737 and by $43,964 during the three months and six months ended May 31, 2012, respectively, which has been recorded as a gain from the change in the fair value of the derivative liability.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5. SERIES I CONVERTIBLE PREFERRED STOCK

The Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares of preferred stock. The Board of Directors originally designated 20,000 shares as Series I convertible preferred stock. On July 13, 2004, the Company completed a private placement of Series I convertible preferred stock and a total of 20,000 shares were originally sold to accredited investors. As of May 31, 2013 and November 30, 2012, all of the shares of Series I convertible preferred stock have been converted into shares of the common stock of the Company and no shares of the Company’s Series I convertible preferred stock are outstanding.

NOTE 6. LICENSE AGREEMENTS AND DEFERRED REVENUE

On October 9, 2007, MultiCell executed an exclusive license and purchase agreement (the “Agreement”) with Corning Incorporated (“Corning”) of Corning, New York. Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell MultiCell’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (ADME/Tox assays). MultiCell retained and will continue to support its existing licensee, Pfizer, Inc. (“Pfizer”). MultiCell retains the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays. MultiCell also retains rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to identify drug targets and for other applications related to the Company’s internal drug development programs. Corning paid MultiCell $750,000 in consideration for the license granted. The Company is recognizing the income ratably over a 17 year period. The Company recognized $11,030 and $22,059, respectively, in income for each of the three months and six months ended May 31, 2013 and 2012. The balance of deferred revenue from this license is $500,000 at May 31, 2013 and will be amortized into revenue through October 2024.

The Company has another license agreement with Pfizer, for which revenue is being deferred. The Company recognized revenue from the agreement with Pfizer in the amount of $1,300 and $2,600 for the three months and six months ended each of May 31, 2013 and 2012, respectively. The balance of deferred revenue from the agreement with Pfizer is $23,400 at May 31, 2013, which will be amortized into revenue through January 2018.

NOTE 7. STOCK COMPENSATION PLANS

On July 11, 2011, at the Company’s Annual Meeting of Stockholders, the stockholders approved an amendment to increase the number of shares reserved under the 2004 Equity Incentive Plan (the “2004 Plan”) to a total of 70,974,213 shares. Additionally, an annual increase in the number of shares reserved under the plan was approved and certain prior increases in the number of shares reserved for issuance under the plan were ratified. Furthermore, on each of December 1, 2011 and on December 1, 2012, the number of shares reserved under the 2004 Plan was increased by an additional 1,500,000 shares pursuant to the provisions of the 2004 Plan. The purpose of the 2004 Plan is to provide a means by which eligible recipients of stock awards may be given the opportunity to benefit from increases in the value of the Company’s common stock through granting of incentive stock options (ISO), non-statutory stock options, stock purchase awards, stock bonus awards, stock appreciation rights, stock unit awards and other stock awards. As amended, there are 51,380,266 shares of common stock available for future awards under the 2004 Plan at May 31, 2013.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

GAAP treatment for stock options requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements, which is measured based on the grant date fair value of the award, and requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period), net of estimated forfeitures. The estimation of forfeitures requires significant judgment, and to the extent actual results or updated estimates differ from the current estimates, such resulting adjustment will be recorded in the period estimates are revised. No income tax benefit has been recognized for stock-based compensation arrangements and no compensation cost has been capitalized in the consolidated balance sheets.

A summary of the status of stock options granted by MultiCell at May 31, 2013, and changes during the six months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at November 30, 2012	26,068,947	$0.0084	3.1 years	$-
Granted	-	-
Exercised	-	-
Expired or forfeited	(4,975,000)	0.0100

Outstanding at May 31, 2013	21,093,947	$0.0080	2.7 years	$-

Exercisable at May 31, 2013	18,691,169	$0.0087	2.5 years	$-

There were no options granted by MultiCell during the six months ended May 31, 2013 or 2012. Options to acquire 4,975,000 shares of common stock previously granted to a director of MultiCell were forfeited in January 2013, three months after his resignation from MultiCell’s Board of Directors.

For the three months ended May 31, 2013 and 2012, MultiCell reported stock-based compensation expense for services related to stock options of $4,406 and $11,619, respectively. For the six months ended May 31, 2013 and 2012, MultiCell reported stock-based compensation expense for services related to stock options of $8,812 and $23,238, respectively. As of May 31, 2013, there is approximately $5,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 2.8 years. The intrinsic values at May 31, 2013 are based on a closing price of $0.0014.

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

For the three months and six months ended May 31 2013, Xenogenics reported stock-based compensation of $18,647 and $114,109, respectively. For the three months ended May 31, 2012, Xenogenics reported stock-based compensation expense for options of $95,925. For the six months ended May 31, 2012, Xenogenics reported stock-based compensation expense for options of $155,203, less the reversal of previously recognized stock-based compensation in the amount of $57,725, for net stock-based compensation of $97,478. As of May 31, 2013, there is approximately $17,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 0.4 years.

NOTE 8. STOCK WARRANTS

Since the Company’s inception, it has financed its operations primarily through the issuance of debt or equity instruments, which have often included the issuance of warrants to purchase shares of the Company’s common stock.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As further described in Note 3 to these condensed consolidated financial statements, MultiCell entered into the LJCI Agreement pursuant to which MultiCell agreed to sell the Debenture in the principal amount of $100,000. In connection with the Debenture, MultiCell issued LJCI a warrant to purchase up to 10 million shares of the Company’s common stock at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007. Pursuant to the terms of the LJCI Warrant, upon the conversion of any portion of the principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the Debenture being converted. Therefore, as an example, for each $1,000 of the principal of the Debenture converted, LJCI would be required to simultaneously purchase 100,000 shares under the warrant at $1.09 per share. During the six months ended May 31, 2013, LJCI exercised warrants to purchase 578,000 shares of the Company’s common stock, resulting in proceeds to the Company of $630,020. During the six months ended May 31, 2012, LJCI exercised warrants to purchase 451,000 shares of the Company’s common stock, resulting in proceeds to the Company of $491,590.

A summary of the status of warrants at May 31, 2013, and changes during the six months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at November 30, 2012	9,277,030	$0.7535	2.2 years	$-
Issued	-	-
Exercised	(578,000)	1.0900
Expired	(360,000)	0.5000

Outstanding at May 31, 2013	8,339,030	$0.7411	1.9 years	$-

NOTE 9. LOSS PER SHARE

Basic loss per share is computed on the basis of the weighted-average number of shares of the Company’s common stock outstanding during the period. Diluted loss per share is computed on the basis of the weighted-average number of shares of the Company’s common stock and all dilutive potentially issuable shares of the Company’s common stock outstanding during the year. Shares of the Company’s common stock issuable upon conversion of debt and preferred stock, or exercise of stock options and stock warrants have not been included in the loss per share for the six months ended May 31, 2013 or 2012, as they are anti-dilutive.

The potential shares of the Company’s common stock issuable upon exercise of options or warrants, or upon conversion of other convertible securities issued by the Company, as of May 31, 2013 and 2012, are as follows:

	2013	2012

Warrants	8,339,030	10,241,030
Stock options	21,093,947	18,168,947
Series B Convertible Preferred Stock	22,834,437	40,352,313
Series I Convertible Preferred Stock	-	2,293,600
LJCI Debenture	5,752,362,767	2,980,207,591

	5,804,630,181	3,051,263,481

MultiCell does not currently have sufficient authorized shares of its common stock to meet the commitments entered into under the Debenture and the related LJCI Warrants. As further discussed in Note 3, upon the conversion of any portion of the remaining $50,246 principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the remaining 5,024,629 warrant shares equal to the percentage of the dollar amount of the Debenture being converted. The agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding shares of common stock of the Company. Furthermore, MultiCell has the right to redeem that portion of the Debenture that the holder may elect to convert and also has the right to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10. FAIR VALUE MEASUREMENTS

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the Company and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at May 31, 2013 and November 30, 2012, are summarized as follows:

	May 31, 2013				November 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$29,685	$-	$29,685	$-	$19,245	$-	$19,245

As further described in Note 4, the fair value of the derivative liability is determined using the Black-Scholes pricing model.

NOTE 11. SUBSEQUENT EVENTS

Stock Issued for Conversion of Debenture and Exercise of Warrants

As more fully discussed in Note 3 to these consolidated financial statements, MultiCell sold the Debenture to LJCI and issued LJCI a stock warrant in connection with the Debenture. During the period subsequent to May 31, 2013 through the date of issuance of the condensed consolidated financial statements, LJCI converted $1,220 of the Debenture into 148,989,111 shares of the Company’s common stock. Simultaneously with the conversions of the Debenture, LJCI was required to exercise warrants to purchase 122,000 shares of the Company’s common stock at $1.09 per share. The total proceeds from the exercise of the warrants were $132,980.

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

Our therapeutic development platform includes several patented techniques used to: (i) isolate, characterize and differentiate stem cells from human liver; (ii) control the immune response at transcriptional and translational levels through double-stranded RNA (“dsRNA”)-sensing molecules such as Toll-like receptor (TLR), RIG-I-like receptor (RLR), and Melanoma Differentiation-Associated protein 5 (“MDA-5”) signaling; (iii) generate specific and potent immunity against key tumor targets through a novel immunoglobulin platform technology; (iv) modulate the noradrenaline-adrenaline neurotransmitter pathway. Our medical device development platform is based on the design of next-generation bioabsorbable stents, the Ideal BioStent™, for interventional cardiology and peripheral vessel applications.

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

Three Months Ended May 31, 2013 Compared to the Three Months Ended May 31, 2012

Revenue. Total revenue for the three months ended May 31, 2013 and 2012 was $12,330. All of the revenue for the three months ended May 31, 2013 and 2012 is from the amortization of deferred revenue under license agreements with Corning and Pfizer.

Operating Expenses. Total operating expenses for the three months ended May 31, 2013 were $312,754, compared to operating expenses for the three months ended May 31, 2012 of $462,977, representing a decrease of $150,223. This decrease was due to a decrease of $84,491 in the amount of stock-based compensation and a decrease of $82,936 in legal fees, offset by an increase in all other operating expenses of $17,204. Substantially all of the decrease in stock-based compensation relates to the options granted by our subsidiary, Xenogenics. As more fully discussed in Note 7 to the accompanying condensed consolidated financial statements, Xenogenics granted options to certain prospective officers and to the members of its scientific advisory board in November 2010, March 2011, and February 2012. During the three months ended May 31, 2013, stock-based compensation included $18,647 related to these options. During the three months ended May 31, 2012, stock-based compensation included $95,925 related to these options. The decrease between the two periods relates to the vesting patterns of the options granted and the number of options that are vested in each period.

Other income/(expense). Other income (expense) amounted to net expense of $36,840 for the three months ended May 31, 2013 as compared to net income of $42,138 for the three months ended May 31, 2012. Other income (expense) for the three months ended May 31, 2013 consists of (i) interest expense of $680, (ii) a gain from the change in fair value of derivative liability of $37,460, and (iii) interest income of $60. Other income (expense) for the three months ended May 31, 2012 was composed of (i) interest expense of $812, (ii) a gain from the change in fair value of derivative liability of $42,737, and (iii) interest income of $213.

Interest expense for the three months ended May 31, 2013 and 2012 principally includes interest on the 4.75% debenture.

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

Net Loss. Net loss for the three months ended May 31, 2013 was $263,584, as compared to a net loss of $408,509 for the same period in the prior fiscal year, representing a decrease in the net loss of $144,925. The primary reasons for this decrease in net loss in the current period are due to the decreases in stock-based compensation and in legal fees, all as explained above.

Six Months Ended May 31, 2013 Compared to the Six Months Ended May 31, 2012

Revenue. Total revenue for the six months ended May 31, 2013 and 2012 was $24,659. All of the revenue for the six months ended May 31, 2013 and 2012 is from the amortization of deferred revenue under license agreements with Corning and Pfizer.

Operating Expenses. Total operating expenses for the six months ended May 31, 2013 were $662,432, compared to operating expenses for the six months ended May 31, 2012 of $760,847, representing a decrease of $98,415. This decrease was substantially due to a decrease of $101,441 in legal, consulting, and other professional fees, offset by a net increase in all other operating expenses of $3,026.

Other income/(expense). Other income (expense) amounted to net expense of $11,656 for the six months ended May 31, 2013 as compared to net income of $37,789 for the six months ended May 31, 2012. Other income (expense) for the six months ended May 31, 2013 consists of (i) interest expense of $1,351, (ii) a loss from the change in fair value of derivative liability of $10,440, and (iii) interest income of $135. Other income (expense) for the six months ended May 31, 2012 was composed of (i) interest expense of $6,662, (ii) a gain from the change in fair value of derivative liability of $43,964, and (iii) interest income of $487.

Interest expense principally includes interest on the 4.75% debentures, including amortization of discount in the amount of $5,000 through February 28, 2012, the end of the original term of the debentures.

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

Net Loss. Net loss for the six months ended May 31, 2013 was $649,429, as compared to a net loss of $698,399 for the same period in the prior fiscal year, representing a decrease in the net loss of $48,970. The primary reasons for this decrease in net loss in the current period is due to the net effects of the decrease in legal, consulting, and other professional fees, offset by the difference in the change in fair value of derivative liability between the two periods, all as explained above.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance of debt or equity instruments. The following is a summary of our key liquidity measures at May 31, 2013 and 2012:

	May 31, 2013	May 31, 2012

Cash and cash equivalents	$209,619	$335,853

Current assets	$224,636	$345,464
Current liabilities	(1,230,319)	(1,481,823)

Working capital deficiency	$(1,005,683)	$(1,136,359)

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

Commencing in March 2008, we have operated on working capital provided by LJCI, in connection with its exercise of warrants issued to it by MultiCell (which LJCI must exercise whenever it converts amounts owed under the Debenture it holds), all as discussed in more detail below. The warrants are exercisable at $1.09 per share. As of May 31, 2013, there were 5,024,629 shares remaining on the LJCI Warrant. Should LJCI continue to exercise all of its remaining warrants, approximately $5.5 million of cash would be provided to us. However, the LJCI Agreement limits LJCI’s stock ownership in our common stock to 9.99% of the outstanding shares of our common stock. In August 2011, the Debenture and the warrant agreement were amended to extend the maturity date of the Debenture and the expiration date of the warrants to February 28, 2014. We expect that LJCI will continue to exercise the warrants and convert the Debenture through February 28, 2014, subject to the limitations of the LJCI Agreement and the availability of our authorized common stock. We are also investigating the possible sale or license of certain assets that we did not already license to Corning in October 2007. We are presently pursuing discussions with companies operating in the stem cell research market and the general life science research market.

On July 14, 2006, we completed a private placement of Series B convertible preferred stock. A total of 17,000 shares of Series B convertible preferred stock were sold to accredited investors at a price of $100 per share. Originally, the Series B shares were convertible at any time into shares of our common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Series B Conversion Price”). The Series B Conversion Price was reduced to 85% of the then applicable Series B Conversion Price as a result of an event of default in the payment of preferred dividends. The Series B Conversion Price is also subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the Series B Conversion Price is subject to weighted average anti-dilution adjustments in the event that we sell shares of our common stock or other securities convertible into or exercisable for shares of our common stock at a per share price, exercise price or conversion price lower than the Series B Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, a joint venture and/or the issuance of employee stock options). As a result of these adjustments, the Series B Conversion Price has been reduced to $0.0151 per share as of May 31, 2013. Pursuant to the applicable Series B convertible preferred stock purchase agreement, each investor may only convert that number of shares of Series B convertible preferred stock into that number of shares of our common stock that does not exceed 9.99% of the outstanding shares of our common stock on the date of conversion. The Series B convertible preferred stock does not have voting rights. Commencing on the date of issuance of the Series B convertible preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued was declared effective by the SEC, we paid on each outstanding share of Series B convertible preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (a) the Wall Street Journal Prime Rate plus 1%, or (b) 9%. In no event was the dividend rate greater than 12% per annum. Subsequent to November 30, 2010, we received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B convertible preferred stock, which in turn terminated the requirement to accrue the related dividends. As of May 31, 2013, there are 3,448 shares of Series B convertible preferred stock outstanding.

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

The Debenture is convertible at the option of LJCI at any time up to maturity at a conversion price equal to the lesser of the fixed conversion price of $1.00, or 80% of the average of the lowest three daily volume weighted average trading prices per share of our common stock during the twenty trading days immediately preceding the conversion date. The Debenture accrues interest at 4.75% per year payable in cash or our common stock. Through May 31, 2013, interest is being paid in cash. If paid in stock, the stock will be valued at the rate equal to the conversion price of the Debenture in effect at the time of payment.

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

Cash provided by (used in) operating, investing and financing activities for the six month periods ended May 31, 2013 and 2012 is as follows:

	May 31, 2013	May 31, 2012

Operating activities	$(568,068)	$(367,169)
Investing activities	-	-
Financing activities	578,215	297,695

Net increase (decrease) in cash and cash equivalents	$10,147	$(69,474)

Operating Activities

For the six months ended May 31, 2013, the differences between our net loss and net cash used in operating activities are due to non-cash charges totaling $133,361 included in our net loss for stock-based compensation and change in fair value of derivative liability, less changes in non-cash working capital totaling $52,000. For the six months ended May 31, 2012, the differences between our net loss and net cash provided by operating activities are due to net non-cash charges totaling $81,752 included in our net loss for stock-based compensation, interest, and change in fair value of derivative liability, plus changes in non-cash working capital totaling $249,478 (principally the collection of the grant receivable of $303,102).

Investing Activities

We had no cash flows from investing activities during the six months ended May 31, 2013 and 2012.

Financing Activities

During the six months ended May 31, 2013 and 2012, cash flows from financing activities are related to LJCI’s payments to us of $578,215 and $297,695, respectively, which are applied towards the exercise of common stock warrants.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2013, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of May 31, 2013, the following material weaknesses existed:

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

Due to this material weakness, management has concluded that our internal control over financial reporting was not effective as of May 31, 2013.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2013, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

None.

Item 1A: RISK FACTORS

Not required for “smaller reporting companies.”

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Issuances

On March 18, 2013, we issued 44,622,500 shares of our common stock to LJCI pursuant to its conversion of $650 of the Debenture. We also issued 65,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $70,850, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On April 2, 2013, we issued 31,388,571 shares of our common stock to LJCI pursuant to its conversion of $400 of the Debenture. We also issued 40,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $43,600, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On April 12, 2013, we issued 65,076,846 shares of our common stock to LJCI pursuant to its conversion of $770 of the Debenture. We also issued 77,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $83,930, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On April 24, 2013, we issued 32,970,000 shares of our common stock to LJCI pursuant to its conversion of $300 of the Debenture. We also issued 30,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $32,700, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On April 29, 2013, we issued 35,168,000 shares of our common stock to LJCI pursuant to its conversion of $320 of the Debenture. We also issued 32,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $34,880, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On May 14, 2013, we issued 32,970,000 shares of our common stock to LJCI pursuant to its conversion of $300 of the Debenture. We also issued 30,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $32,700, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On May 16, 2013, we issued 129,682,000 shares of our common stock to LJCI pursuant to its conversion of $1,180 of the Debenture. We also issued 118,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $128,620, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On May 30, 2013, we issued 38,465,000 shares of our common stock to LJCI pursuant to its conversion of $350 of the Debenture. We also issued 35,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $38,150, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

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

MULTICELL TECHNOLOGIES, INC.

July 12, 2013	By:	/s/ W. Gerald Newmin

W. Gerald Newmin
(Chief Executive Officer and Chief Financial Officer)

