Form 10-Q
period 2013-08-31
MultiCell Technologies, Inc.
filed 2013-10-15
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2013.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 8, 2013, the issuer had 2,513,461,835 shares of Common Stock, $.01 par value, outstanding.

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 31,	November 30,
	2013	2012
ASSETS

Current assets
Cash and cash equivalents	$178,121	$199,472
Receivable from warrant holder	130,800	-
Other current assets	14,617	11,293
Total current assets	323,538	210,765

Property and equipment, net of accumulated depreciation of $40,561	-	-

Other assets	280	280

Total assets	$323,818	$211,045

LIABILITIES AND EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$1,085,649	$1,106,177
Payable to related party	50,000	50,000
Advance from warrant holder	-	50,000
Convertible debentures	46,596	-
Current portion of deferred revenue	49,318	49,318
Total current liabilities	1,231,563	1,255,495

Non-current liabilities
Convertible debentures	-	56,026
Deferred revenue, net of current portion	461,753	498,741
Derivative liability related to Series B convertible preferred stock	30,587	19,245
Total non-current liabilities	492,340	574,012

Total liabilities	1,723,903	1,829,507

Commitments and contingencies	-	-

Equity (Deficiency)
MultiCell Technologies, Inc. equity (deficiency)
Undesignated preferred stock, $0.01 par value; 963,000 shares authorized; zero shares issued and outstanding	-	-
Series B convertible preferred stock, 17,000 shares designated; 3,448 shares issued and outstanding: liquidation value of $470,316	461,835	461,835
Series I convertible preferred stock, 20,000 shares designated; zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 3,000,000,000 shares authorized; 2,391,239,613 and 1,349,803,029 shares issued and outstanding at August 31, 2013 and November 30, 2012, respectively	23,912,396	13,498,030
Additional paid-in capital	18,554,395	27,755,595
Accumulated deficit	(43,158,172)	(42,254,594)
Total MultiCell Technologies, Inc. stockholders' equity (deficiency)	(229,546)	(539,134)
Noncontrolling interests	(1,170,539)	(1,079,328)
Total equity (deficiency)	(1,400,085)	(1,618,462)

Total liabilities and equity (deficiency)	$323,818	$211,045

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2013	2012	2013	2012

Revenue	$12,329	$12,329	$36,988	$36,988

Operating expenses
Selling, general and administrative	207,753	231,953	626,092	649,454
Research and development	95,418	53,694	216,590	276,324
Stock-based compensation	52,945	105,446	175,866	226,162

Total operating expenses	356,116	391,093	1,018,548	1,151,940

Loss from operations	(343,787)	(378,764)	(981,560)	(1,114,952)

Other income (expense)
Interest expense	(707)	(762)	(2,058)	(7,424)
Change in fair value of derivative liability	(902)	60,562	(11,342)	104,526
Gain on disposition of equipment	-	1,500	-	1,500
Interest income	36	106	171	593

Total other income (expense)	(1,573)	61,406	(13,229)	99,195

Net loss	(345,360)	(317,358)	(994,789)	(1,015,757)

Less net loss attributable to the noncontrolling interests	(42,264)	(22,771)	(91,211)	(71,841)

Net loss attributable to MultiCell Technologies, Inc.	$(303,096)	$(294,587)	$(903,578)	$(943,916)

Basic and Diluted Loss Per Common Share	$(0.00014)	$(0.00028)	$(0.00052)	$(0.00099)

Basic and Diluted Weighted-Average Common Shares Outstanding	2,105,332,608	1,065,058,664	1,730,465,999	957,413,780

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)

For the Nine Months Ended August 31, 2012 and 2013

(Unaudited)

	Preferred Stock						Additional			Total
	Series B		Series I		Common Stock		Paid in	Accumulated	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Interests	(Deficiency)

Balance at November 30, 2011	11,339	$1,349,844	5,734	$573,400	823,385,986	$8,233,860	$30,064,619	$(40,998,344)	$(976,978)	$(1,753,599)

Issuance of common stock for conversion of 4.75% debentures	-	-	-	-	323,936,571	3,239,366	(3,232,076)	-	-	7,290

Issuance of common stock for exercise of warrants	-	-	-	-	729,000	7,290	787,320	-	-	794,610

Stock-based compensation	-	-	-	-	-	-	226,162	-	-	226,162

Net loss	-	-	-	-	-	-	-	(943,916)	(71,841)	(1,015,757)

Balance at August 31, 2012	11,339	$1,349,844	5,734	$573,400	1,148,051,557	$11,480,516	$27,846,025	$(41,942,260)	$(1,048,819)	$(1,741,294)

Balance at November 30, 2012	3,448	$461,835	-	$-	1,349,803,029	$13,498,030	$27,755,595	$(42,254,594)	$(1,079,328)	$(1,618,462)

Issuance of common stock for conversion of 4.75% debentures	-	-	-	-	1,040,493,584	10,404,936	(10,395,506)	-	-	9,430

Issuance of common stock for exercise of warrants	-	-	-	-	943,000	9,430	1,018,440	-	-	1,027,870

Stock-based compensation	-	-	-	-	-	-	175,866	-	-	175,866

Net loss	-	-	-	-	-	-	-	(903,578)	(91,211)	(994,789)

Balance at August 31, 2013	3,448	$461,835	-	$-	2,391,239,613	$23,912,396	$18,554,395	$(43,158,172)	$(1,170,539)	$(1,400,085)

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	August 31,	August 31,
	2013	2012
Cash flows from operating activities
Net loss	$(994,789)	$(1,015,757)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	175,866	226,162
Gain from disposition of equipment	-	(1,500)
Interest expense from amortization of discount on convertible debentures	-	5,000
Change in fair value of derivative liability	11,342	(104,526)
Changes in assets and liabilities
Grant receivable	-	303,102
Other current assets	(3,324)	305
Accounts payable and accrued liabilities	(20,528)	28,864
Deferred revenue	(36,988)	(36,988)
Net cash used in operating activities	(868,421)	(595,338)

Cash flows from investing activities
Proceeds from disposition of equipment	-	1,500
Net cash provided by investing activities	-	1,500

Cash flows from financing activities
Proceeds from the exercise of stock warrants	1,027,870	794,610
Change in receivable or advance from warrant holder	(180,800)	(301,930)
Net cash provided by financing activities	847,070	492,680
Net decrease in cash and cash equivalents	(21,351)	(101,158)
Cash and cash equivalents at beginning of period	199,472	405,327
Cash and cash equivalents at end of period	$178,121	$304,169

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,142	$2,502
Noncash Investing and Financing Activities:
Issuance of common stock for conversion of 4.75% debentures	9,430	7,290

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

The Company’s therapeutic development platform includes several patented techniques used to: (i) isolate, characterize and differentiate stem cells from human liver; (ii) control the immune response at transcriptional and translational levels through double-stranded RNA (dsRNA)-sensing molecules such as the Toll-like Receptors (TLRs), RIG-I-like receptor (RLR), and Melanoma Differentiation-Associated protein 5 (MDA-5) signaling; (iii) generate specific and potent immunity against key tumor targets through a novel immunoglobulin platform technology; and (iv) modulate the noradrenaline-adrenaline neurotransmitter pathway. The Company’s medical device development platform is based on the design of a next-generation bioabsorbable stent, the Ideal BioStent™, for interventional cardiology and peripheral vessel applications.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended November 30, 2012, previously filed with the SEC. The results of operations for the three-month and nine-month periods ended August 31, 2013, are not necessarily indicative of the operating results for the fiscal year ending November 30, 2013. The condensed consolidated balance sheet as of November 30, 2012, has been derived from the Company’s audited consolidated financial statements.

RECLASSIFICATIONS

Certain amounts of operating expenses from the condensed consolidated statement of operations for the three months and the nine months ended August 31, 2012, have been reclassified in the current presentation to conform to the presentation of operating expenses for the three months and nine months ended August 31, 2013. These reclassifications had no effect on the total amount of operating expenses, on the amount of net loss, or on the basic and diluted loss per common share for the three months and the nine months ended August 31, 2012.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of August 31, 2013, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $43,158,172. The Company will have to raise additional capital in order to initiate Phase IIb clinical trials for MCT-125, its therapeutic product for the treatment of fatigue in multiple sclerosis patients, conduct further research on MCT-465 and MCT-485 for the treatment of primary liver cancer, and initiate clinical trials for Xenogenic’s bioabsorbable, drug eluting stent, the Ideal BioStent™. The Company’s management is evaluating several sources of financing for the Company’s clinical trial program. Additionally, with its strategic shift in focus to therapeutic programs and technologies, management expects the Company’s future cash requirements to increase significantly as it advances the Company’s therapeutic programs into clinical trials. Until the Company is successful in raising additional funds, it may have to prioritize its therapeutic programs and delays may be necessary in some of the Company’s development programs.

Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors, Inc. (“LJCI”). As further described in Note 3 to these condensed consolidated financial statements, under the terms of the LJCI Agreement (as defined below), LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of August 31, 2013, there are 4,659,629 shares remaining on the stock purchase warrant and a balance of $46,596 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants, approximately $5.1 million of cash would be provided to the Company. The LJCI Agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.99% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture through February 28, 2014, the date that the debenture is due and the warrants expire, subject to the limitations of the LCJI Agreement and the availability of authorized common stock of the Company.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price (as defined below) multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price. The “Conversion Price” is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert. LJCI converted $9,430 and $7,290 of the Debenture into 1,040,493,584 and 323,936,571 shares, respectively, of the Company’s common stock during the nine months ended August 31, 2013 and 2012, respectively. Simultaneously with these conversions, LJCI exercised warrants to purchase 943,000 shares and 729,000 shares of the Company’s common stock during the nine months ended August 31, 2013 and 2012, respectively. Proceeds from the exercise of the warrants were $1,027,870 and $794,610 for the nine months ended August 31, 2013 and 2012, respectively. At times, LJCI makes advances to MultiCell prior to the exercise of warrants. At August 31, 2013 and November 30, 2012, LJCI had advanced $0 and $50,000, respectively, to MultiCell in advance of LJCI’s exercise of warrants. At August 31, 2013 MultiCell had a receivable from LJCI of $130,800 for proceeds from LJCI’s exercise of warrants in excess of advances previously received. This receivable was collected on September 5, 2013.

As of August 31, 2013, the remainder of the Debenture in the amount of $46,596 could have been converted by LJCI into approximately 5.8 billion shares of the Company’s common stock, which would require LJCI to simultaneously exercise and purchase all of the remaining 4,659,629 shares of the Company’s common stock under the LJCI Warrant at $1.09 per share. As of November 30, 2012, the balance of the Debenture was $56,026. For the Debenture, upon receipt of a conversion notice from the holder, MultiCell may elect to immediately redeem that portion of the Debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. MultiCell, at its sole discretion, has the right, without limitation or penalty, to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

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

The Series B shares are convertible at any time into shares of the Company’s common stock at a conversion price determined by dividing the purchase price per share of $100 by the conversion price. The conversion price was originally $0.32 per share. Upon the occurrence of an event of default (as defined in the applicable Series B convertible preferred stock purchase agreement), the conversion price of the Series B shares shall be reduced to 85% of the then-applicable conversion price of such shares. The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the conversion price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, a joint venture and/or the issuance of employee stock options). As a result of the Company issuing shares of its common stock upon conversion of convertible debentures and upon the exercise of warrants both at prices lower than the conversion price of the Series B convertible preferred stock, and due to the Company not paying the Series B dividends on a monthly basis (as discussed below), the conversion price of the Series B convertible preferred stock has been reduced to $0.0124 per share as of August 31, 2013 and to $0.0215 per share as of November 30, 2012. Pursuant to the applicable Series B convertible preferred stock purchase agreement, each investor may only convert that number of shares of Series B convertible preferred stock into that number of shares of the Company’s common stock that does not exceed 9.99% of the outstanding shares of common stock of the Company on the date of conversion.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Commencing on the date of issuance of the Series B convertible preferred stock until the date a registration statement registering the shares of the Company’s common stock underlying the preferred stock and warrants issued is declared effective by the SEC, the Company was required to pay on each outstanding share of Series B convertible preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (i) the Wall Street Journal Prime Rate plus 1%, or (ii) 9%. In no event was the dividend rate to be greater than 12% per annum. The dividend was payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B convertible preferred stock outstanding as of the first day of that month. In the event the Company did not pay the Series B convertible preferred dividends when due, the conversion price of the Series B preferred shares was reduced to 85% of the otherwise applicable conversion price. The Company did not pay the required monthly Series B preferred dividends beginning on November 30, 2006, which, in part, caused the conversion price to be reduced. Subsequent to November 30, 2010, the Company received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B convertible preferred stock, which in turn terminated the requirement to accrue the related dividends. Accordingly, no dividends have been accrued since November 30, 2010. Total accrued but unpaid preferred dividends recorded in the accompanying condensed consolidated balance sheets as of August 31, 2013, and as of November 30, 2012, are $290,724 of which $125,516 are recorded in permanent equity with the Series B convertible preferred stock, and $165,208 are recorded as a current liability in accounts payable and accrued expenses.

The conversion feature which gives the holders of the Series B convertible preferred stock the right to acquire shares of the Company’s common stock is an embedded derivative. As of August 31, 2013 and November 30, 2012, there were 3,448 shares of Series B convertible preferred stock that were convertible into 27,806,452 and 16,037,209 shares of common stock of the Company, respectively. The fair value of the conversion feature was estimated at $30,587 ($0.0011 per share of common stock) and $19,245 ($0.0012 per share of common stock) at August 31, 2013 and November 30, 2012, respectively, and has been estimated using the Black-Scholes option-pricing model using the following assumptions:

	August 31, 2013	May 31, 2013	February 28, 2013	November 30, 2012

Fair value of common stock	$0.0012	$0.0014	$0.0038	$0.0013
Conversion price of preferred stock	$0.0124	$0.0151	$0.0190	$0.0215
Risk free interest rate	2.78%	2.16%	1.89%	1.62%
Expected life	10 Years	10 Years	10 Years	10 Years
Dividend yield	-	-	-	-
Volatility	148%	148%	147%	141%

The fair value of the conversion feature increased by $902 and by $11,342 during the three months and the nine months ended August 31, 2013, respectively, which has been recorded as a loss from the change in the fair value of the derivative liability. The fair value of the conversion feature decreased by $60,562 and by $104,526 during the three months and nine months ended August 31, 2012, respectively, which has been recorded as a gain from the change in the fair value of the derivative liability.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5. SERIES I CONVERTIBLE PREFERRED STOCK

The Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares of preferred stock. The Board of Directors originally designated 20,000 shares as Series I convertible preferred stock. On July 13, 2004, the Company completed a private placement of Series I convertible preferred stock and a total of 20,000 shares were originally sold to accredited investors. As of August 31, 2013 and November 30, 2012, all of the shares of Series I convertible preferred stock have been converted into shares of the common stock of the Company and no shares of the Company’s Series I convertible preferred stock are outstanding.

NOTE 6. LICENSE AGREEMENTS AND DEFERRED REVENUE

On October 9, 2007, MultiCell executed an exclusive license and purchase agreement (the “Agreement”) with Corning Incorporated (“Corning”) of Corning, New York. Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell MultiCell’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (ADME/Tox assays). MultiCell retained and will continue to support its existing licensee, Pfizer, Inc. (“Pfizer”). MultiCell retains the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays. MultiCell also retains rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to identify drug targets and for other applications related to the Company’s internal drug development programs. Corning paid MultiCell $750,000 in consideration for the license granted. The Company is recognizing the income ratably over a 17 year period. The Company recognized $11,029 and $33,088, respectively, in income for each of the three months and nine months ended August 31, 2013 and 2012. The balance of deferred revenue from this license is $488,971 at August 31, 2013 and will be amortized into revenue through October 2024.

The Company has another license agreement with Pfizer, for which revenue is being deferred. The Company recognized revenue from the agreement with Pfizer in the amount of $1,300 and $3,900 for the three months and the nine months ended each of August 31, 2013 and 2012, respectively. The balance of deferred revenue from the agreement with Pfizer is $22,100 at August 31, 2013, which will be amortized into revenue through January 2018.

NOTE 7. STOCK COMPENSATION PLANS

On July 11, 2011, at the Company’s Annual Meeting of Stockholders, the stockholders approved an amendment to increase the number of shares reserved under the 2004 Equity Incentive Plan (the “2004 Plan”) to a total of 70,974,213 shares. Additionally, an annual increase in the number of shares reserved under the plan was approved and certain prior increases in the number of shares reserved for issuance under the plan were ratified. Furthermore, on each of December 1, 2011 and on December 1, 2012, the number of shares reserved under the 2004 Plan was increased by an additional 1,500,000 shares pursuant to the provisions of the 2004 Plan. The purpose of the 2004 Plan is to provide a means by which eligible recipients of stock awards may be given the opportunity to benefit from increases in the value of the Company’s common stock through granting of incentive stock options (ISO), non-statutory stock options, stock purchase awards, stock bonus awards, stock appreciation rights, stock unit awards and other stock awards. As amended, there are 22,074,710 shares of common stock available for future awards under the 2004 Plan at August 31, 2013.

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

A summary of the status of stock options granted by MultiCell at August 31, 2013, and changes during the nine months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at November 30, 2012	26,068,947	$0.0084	3.1 years	$-
Granted	30,000,000	0.0011
Exercised	-	-
Expired or forfeited	(5,669,444)	0.0090

Outstanding at August 31, 2013	50,399,503	$0.0040	3.9 years	$3,000

Exercisable at August 31, 2013	19,017,559	$0.0086	2.2 years	$-

On August 16, 2013, the MultiCell Board of Directors granted an option to each of the five members of its Board of Directors to purchase 5,000,000 shares of the Company’s common stock at $0.0011 per share. The options vest quarterly over one year, subject to continuing service as a director on each such vesting date, and expire five years after grant. Additionally, the Board of Directors granted an option to an employee to purchase 5,000,000 shares of common stock at $0.0011 per share. This option vests monthly over three years, subject to continuing service as an employee on each such vesting date, and expires five years after grant. On June 1, 2012, the MultiCell Board of Directors granted an option to each of the five members of its Board of Directors to purchase 1,000,000 shares of the Company’s common stock at $0.0032 per share, the closing price of the Company’s common stock on the date of grant. The options vest quarterly over one year, subject to continuing service as a director on each such vesting date, and expire five years after grant. Additionally, the Board of Directors granted an option to an employee to purchase 1,000,000 shares of common stock at $0.0032 per share. This option vests monthly over three years, subject to continuing service as an employee on each such vesting date, and expires five years after grant. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the nine months ended August 31, 2013 was $0.0011 per share. The weighted-average assumptions used for options granted during the nine months ended August 31, 2013 were risk-free interest rate of 1.60%, volatility of 175%, expected life of 5.0 years, and dividend yield of zero. The weighted-average fair value of stock options granted during the nine months ended August 31, 2012 was $0.0030 per share. The weighted-average assumptions used for options granted during the nine months ended August 31, 2012 were risk-free interest rate of 0.62%, volatility of 170%, expected life of 5.0 years, and dividend yield of zero. The assumptions employed in the Black-Scholes option pricing model include the following: (i) the expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise; (ii) the expected volatility is based on the historical price volatility of the Company’s common stock; (iii) the risk-free interest rate represents the U.S. Treasury Department’s constant maturities rate for the expected life of the related stock options; and (iv) the dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.

For the three months ended August 31, 2013 and 2012, MultiCell reported stock-based compensation expense for services related to stock options of $1,893 and $9,521, respectively. For the nine months ended August 31, 2013 and 2012, MultiCell reported stock-based compensation expense for services related to stock options of $10,705 and $32,759, respectively. As of August 31, 2013, there is approximately $35,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 1.4 years. The intrinsic values at August 31, 2013 are based on a closing price of $0.0012.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On July 28, 2013, Xenogenics granted an option to a consultant to purchase 500,000 shares of Xenogenics’ common stock at $0.246 per share. The option vests in equal increments of 125,000 on each of July 28, 2013, October 1, 2013, January 1, 2014, and April 1, 2014, subject to continuing service to Xenogenics on each such vesting date, and expires five years after grant. The fair value of these options was estimated to be $117,000, or $0.234 per share, as estimated using the Black-Scholes option-pricing model, using a risk-free interest rate of 1.37%, volatility of 175%, expected lives of five years, and dividend yield of zero.

For the three months and nine months ended August 31 2013, Xenogenics reported stock-based compensation of $51,052 and $165,161, respectively. For the three months ended August 31, 2012, Xenogenics reported stock-based compensation expense for options of $95,925. For the nine months ended August 31, 2012, Xenogenics reported stock-based compensation expense for options of $251,128, less the reversal of previously recognized stock-based compensation in the amount of $57,725, for net stock-based compensation of $193,403. As of August 31, 2013, there is approximately $83,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 0.5 years.

NOTE 8. STOCK WARRANTS

Since the Company’s inception, it has financed its operations primarily through the issuance of debt or equity instruments, which have often included the issuance of warrants to purchase shares of the Company’s common stock.

As further described in Note 3 to these condensed consolidated financial statements, MultiCell entered into the LJCI Agreement pursuant to which MultiCell agreed to sell the Debenture in the principal amount of $100,000. In connection with the Debenture, MultiCell issued LJCI a warrant to purchase up to 10 million shares of the Company’s common stock at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007. Pursuant to the terms of the LJCI Warrant, upon the conversion of any portion of the principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the Debenture being converted. Therefore, as an example, for each $1,000 of the principal of the Debenture converted, LJCI would be required to simultaneously purchase 100,000 shares under the warrant at $1.09 per share. During the nine months ended August 31, 2013, LJCI exercised warrants to purchase 943,000 shares of the Company’s common stock, resulting in proceeds to the Company of $1,027,870. During the nine months ended August 31, 2012, LJCI exercised warrants to purchase 729,000 shares of the Company’s common stock, resulting in proceeds to the Company of $794,610.

A summary of the status of warrants at August 31, 2013, and changes during the nine months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at November 30, 2012	9,277,030	$0.7535	2.2 years	$-
Issued	-	-
Exercised	(943,000)	1.0900
Expired	(360,000)	0.5000

Outstanding at August 31, 2013	7,974,030	$0.7251	1.7 years	$-

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9. LOSS PER SHARE

Basic loss per share is computed on the basis of the weighted-average number of shares of the Company’s common stock outstanding during the period. Diluted loss per share is computed on the basis of the weighted-average number of shares of the Company’s common stock and all dilutive potentially issuable shares of the Company’s common stock outstanding during the year. Shares of the Company’s common stock issuable upon conversion of debt and preferred stock, or exercise of stock options and stock warrants have not been included in the loss per share for the three months and the nine months ended August 31, 2013 or 2012, as they are anti-dilutive.

The potential shares of the Company’s common stock issuable upon exercise of options or warrants, or upon conversion of other convertible securities issued by the Company, as of August 31, 2013 and 2012, are as follows:

	2013	2012

Warrants	7,974,030	9,963,030
Stock options	50,399,503	24,168,947
Series B Convertible Preferred Stock	27,806,452	47,049,793
Series I Convertible Preferred Stock	-	2,293,600
LJCI Debenture	5,819,876,621	6,055,511,583

	5,906,056,606	6,138,986,953

MultiCell does not currently have sufficient authorized shares of its common stock to meet the commitments entered into under the Debenture and the related LJCI Warrants. As further discussed in Note 3, upon the conversion of any portion of the remaining $46,596 principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the remaining 4,659,629 warrant shares equal to the percentage of the dollar amount of the Debenture being converted. The agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding shares of common stock of the Company. Furthermore, MultiCell has the right to redeem that portion of the Debenture that the holder may elect to convert and also has the right to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

NOTE 10. FAIR VALUE MEASUREMENTS

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the Company and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at August 31, 2013 and November 30, 2012, are summarized as follows:

	August 31, 2013				November 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$30,587	$-	$30,587	$-	$19,245	$-	$19,245

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As further described in Note 4, the fair value of the derivative liability is determined using the Black-Scholes pricing model.

NOTE 11. SUBSEQUENT EVENTS

Stock Issued for Conversion of Debenture and Exercise of Warrants

As more fully discussed in Note 3 to these consolidated financial statements, MultiCell sold the Debenture to LJCI and issued LJCI a stock warrant in connection with the Debenture. During the period subsequent to August 31, 2013 through the date of issuance of the condensed consolidated financial statements, LJCI converted $1,000 of the Debenture into 122,122,222 shares of the Company’s common stock. Simultaneously with the conversions of the Debenture, LJCI was required to exercise warrants to purchase 100,000 shares of the Company’s common stock at $1.09 per share. The total proceeds from the exercise of the warrants were $109,000.

Sponsored Research Agreement

On September 27, 2013, MultiCell entered into a new sponsored research agreement with Anand Ghanekar, M.D., Ph.D, of the University Health Network’s Toronto General Hospital expanding the scope of the current research project with the University Health Network (“UHN”) to evaluate MCT-485 in animal models for the treatment of primary liver cancer (the “Ghanekar Agreement”). On July 5, 2011, the Company had previously entered into a sponsored research agreement with UHN pursuant to which UHN evaluated the Company’s product candidates, MCT-465 and MCT-485, in in vitro models for the treatment of primary liver cancer (the “UHN Agreement”). The mechanism of action of MCT-465 and MCT-485 and their potential selective effect on liver cancer stem cells were also evaluated. Under the terms of each of the Ghanekar Agreement and the UHN Agreement, the Company retains exclusive access to the research findings and intellectual property resulting from the research activities preformed by each of Dr. Ghanekar and UHN, respectively.

Ideal BioStent™ — Amendment of Foreclosure Sale Agreement

On September 30, 2010, Xenogenics entered into a Foreclosure Sale Agreement (“Foreclosure Sale Agreement”). Pursuant to the Foreclosure Sale Agreement, Xenogenics acquired all of the sellers’ interests in certain bioabsorbable stent assets (known as “Ideal BioStent™”) and related technologies. Under the Foreclosure Sale Agreement, Xenogenics is also required to make cash payments totaling $4.3 million to the sellers based on the achievement of certain milestones at certain dates. None of these milestones were achieved as of September 30, 2013. Xenogenics’ obligations under the Foreclosure Sale Agreement had been previously extended pursuant to Amendments No. 1 and No. 2, dated September 30, 2011 and October 23, 2012, respectively. On October 11, 2013, Xenogenics entered into Amendment No. 3 to the Foreclosure Sale Agreement which further extended the deadlines for the achievement of these milestones under the Foreclosure Sale Agreement by an additional twelve months. Xenogenics is required to use good faith reasonable efforts to achieve these milestones. Failure to achieve any of these milestones could result in all milestone payments, totaling $4.3 million, becoming immediately due and payable.

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

On July 5, 2011, MultiCell entered into a sponsored research agreement with the University Health Network, or UHN, a not-for-profit corporation incorporated under the laws of Canada. Under this agreement UHN will evaluate the Company’s product candidates, MCT-465 and MCT-485, in its in vitro models for the treatment of primary liver cancer. The mechanism of action of MCT-465 and MCT-485 and their potential selective effect on liver cancer stem cells will also be evaluated. Under the terms of this agreement, we will retain exclusive access to the research findings and intellectual property resulting from the research activities preformed by UHN. On September 27, 2013, MultiCell entered into a new sponsored research agreement with Anand Ghanekar, M.D., Ph.D, of UHN’s Toronto General Hospital expanding the scope of the current research project with UHN to evaluate MCT-485 in animal models for the treatment of primary liver cancer (the “Ghanekar Agreement”). Under the terms of each of the Ghanekar Agreement, the Company retains exclusive access to the research findings and intellectual property resulting from the research activities preformed by of Dr. Ghanekar.

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

On September 30, 2010, Xenogenics entered into a Foreclosure Sale Agreement (the “Foreclosure Sale Agreement”) with Venture Lending & Leasing IV, Inc., Venture Lending & Leasing V, Inc. and Silicon Valley Bank (collectively, the “Sellers”).  Pursuant to the Foreclosure Sale Agreement, as amended on September 30, 2011, and on October 23, 2012, Xenogenics acquired all of the Sellers’ interests in certain bioabsorbable stent assets (known as “Ideal BioStent™”) and related technologies. Under the Foreclosure Sale Agreement, Xenogenics is also required to make cash payments totaling $4.3 million to the sellers based on the achievement of certain milestones at certain dates. None of these milestones were achieved as of September 30, 2013. Xenogenics’ obligations under the Foreclosure Sale Agreement had been previously extended pursuant to Amendments No. 1 and No. 2, dated September 30, 2011 and October 23, 2012, respectively. On October 11, 2013, Xenogenics entered into Amendment No. 3 to the Foreclosure Sale Agreement which further extended the deadlines for the achievement of the milestones under the Foreclosure Sale Agreement by an additional twelve months. Xenogenics is required to use good faith reasonable efforts to achieve these milestones. Failure to achieve any of these milestones could result in all milestone payments, totaling $4.3 million, becoming immediately due and payable.

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

Three Months Ended August 31, 2013 Compared to the Three Months Ended August 31, 2012

Revenue. Total revenue for the three months ended August 31, 2013 and 2012 was $12,329. All of the revenue for the three months ended August 31, 2013 and 2012 is from the amortization of deferred revenue under license agreements with Corning and Pfizer.

Operating Expenses. Total operating expenses for the three months ended August 31, 2013 were $356,116, compared to operating expenses for the three months ended August 31, 2012 of $391,093, representing a decrease of $34,977. This decrease was due to a decrease of $52,501 in the amount of stock-based compensation, a decrease in shareholder meeting expense of $27,406, offset by increases of $37,727 in fees paid for consulting and contract services and $7,203 in all other operating expenses.

A significant portion of the decrease in stock-based compensation relates to the options granted by our subsidiary, Xenogenics. As more fully discussed in Note 7 to the accompanying condensed consolidated financial statements, Xenogenics granted options to certain prospective officers, to the members of its scientific advisory board, and to an outside consultant between November 2010 and July 2013. During the three months ended August 31, 2013, stock-based compensation included $51,052 related to these options. During the three months ended August 31, 2012, stock-based compensation included $95,925 related to these options. The decrease between the two periods relates to the vesting patterns of the options granted and the number of options that are vested in each period.

The decrease in shareholder meeting expense relates to the timing of the 2012 meeting (August 2012) compared to the anticipated timing of the 2013 meeting (November 2013). We will incur additional shareholder meeting expense during the quarter ending November 30, 2013.

The increase in consulting and contract services is primarily related to costs of $16,000 under a materials development agreement and increased payments to a consultant that is working on clinical trial development for MCT-125 in Europe.

Other income/(expense). Other income (expense) amounted to net expense of $1,573 for the three months ended August 31, 2013 as compared to net income of $61,406 for the three months ended August 31, 2012. Other income (expense) for the three months ended August 31, 2013 consists of (i) interest expense of $707, (ii) a loss from the change in fair value of derivative liability of $902, and (iii) interest income of $36. Other income (expense) for the three months ended August 31, 2012 was composed of (i) interest expense of $762, (ii) a gain from the change in fair value of derivative liability of $60,562, (iii) a gain from the disposition of equipment of $1,500, and (iv) interest income of $106.

Interest expense for the three months ended August 31, 2013 and 2012 principally includes interest on the 4.75% debenture.

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

Net Loss. Net loss for the three months ended August 31, 2013 was $345,360, as compared to a net loss of $317,358 for the same period in the prior fiscal year, representing an increase in the net loss of $28,002. The reasons for this increase in net loss in the current period are due to the reasons described above in detail.

Nine Months Ended August 31, 2013 Compared to the Nine Months Ended August 31, 2012

Revenue. Total revenue for the nine months ended August 31, 2013 and 2012 was $36,988. All of the revenue for the nine months ended August 31, 2013 and 2012 is from the amortization of deferred revenue under license agreements with Corning and Pfizer.

Operating Expenses. Total operating expenses for the nine months ended August 31, 2013 were $1,018,548, compared to operating expenses for the nine months ended August 31, 2012 of $1,151,940, representing a decrease of $133,392. This decrease was due to a decrease of $50,296 in the amount of stock-based compensation, a decrease in shareholder meeting expense of $27,349, a decrease of $101,180 in legal and accounting fees, offset by increases of $43,160 in fees paid for consulting and contract services and $2,273 in all other operating expenses.

As described in more detail above, a significant portion of the decrease in stock-based compensation relates to the options granted by our subsidiary, Xenogenics and the decrease between the two periods relates to the vesting patterns of the options granted and the number of options that are vested in each period.

The decrease in shareholder meeting expense relates to the timing of the 2012 meeting (August 2012) compared to the anticipated timing of the 2013 meeting (November 2013). We will incur additional shareholder meeting expense during the quarter ending November 30, 2013.

The decrease in legal and accounting expense relates principally to a reduction in patent-related legal costs incurred primarily by our subsidiary Xenogenics related to Ideal BioStent™ as a result of less patent-related legal work related to the stent during the nine months ended August 31, 2013.

The increase in consulting and contract services is primarily related to costs of $16,000 under a materials development agreement and increased payments to a consultant that is working on clinical trial development for MCT-125 in Europe.

Other income/(expense). Other income (expense) amounted to net expense of $13,229 for the nine months ended August 31, 2013 as compared to net income of $99,195 for the nine months ended August 31, 2012. Other income (expense) for the nine months ended August 31, 2013 consists of (i) interest expense of $2,058, (ii) a loss from the change in fair value of derivative liability of $11,342, and (iii) interest income of $171. Other income (expense) for the nine months ended August 31, 2012 was composed of (i) interest expense of $7,424, (ii) a gain from the change in fair value of derivative liability of $104,526, (iii) a gain from the disposition of equipment of $1,500, and (iv) interest income of $593.

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

Net Loss. Net loss for the nine months ended August 31, 2013 was $994,789, as compared to a net loss of $1,015,757 for the same period in the prior fiscal year, representing a decrease in the net loss of $20,968. The reasons for this increase in net loss in the current period are due to the reasons described above in detail.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance of debt or equity instruments. The following is a summary of our key liquidity measures at August 31, 2013 and 2012:

	August 31, 2013	August 31, 2012

Cash and cash equivalents	$178,121	$304,169

Current assets	$323,538	$314,462
Current liabilities	(1,231,563)	(1,432,604)

Working capital deficiency	$(908,025)	$(1,118,142)

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

Commencing in March 2008, we have operated on working capital provided by LJCI, in connection with its exercise of warrants issued to it by MultiCell (which LJCI must exercise whenever it converts amounts owed under the Debenture it holds), all as discussed in more detail below. The warrants are exercisable at $1.09 per share. As of August 31, 2013, there were 4,659,629 shares remaining on the LJCI Warrant. Should LJCI continue to exercise all of its remaining warrants, approximately $5.1 million of cash would be provided to us. However, the LJCI Agreement limits LJCI’s stock ownership in our common stock to 9.99% of the outstanding shares of our common stock. In August 2011, the Debenture and the warrant agreement were amended to extend the maturity date of the Debenture and the expiration date of the warrants to February 28, 2014. We expect that LJCI will continue to exercise the warrants and convert the Debenture through February 28, 2014, subject to the limitations of the LJCI Agreement and the availability of our authorized common stock. We are also investigating the possible sale or license of certain assets that we did not already license to Corning in October 2007. We are presently pursuing discussions with companies operating in the stem cell research market and the general life science research market.

On July 14, 2006, we completed a private placement of Series B convertible preferred stock. A total of 17,000 shares of Series B convertible preferred stock were sold to accredited investors at a price of $100 per share. Originally, the Series B shares were convertible at any time into shares of our common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Series B Conversion Price”). The Series B Conversion Price was reduced to 85% of the then applicable Series B Conversion Price as a result of an event of default in the payment of preferred dividends. The Series B Conversion Price is also subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the Series B Conversion Price is subject to weighted average anti-dilution adjustments in the event that we sell shares of our common stock or other securities convertible into or exercisable for shares of our common stock at a per share price, exercise price or conversion price lower than the Series B Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, a joint venture and/or the issuance of employee stock options). As a result of these adjustments, the Series B Conversion Price has been reduced to $0.0124 per share as of August 31, 2013. Pursuant to the applicable Series B convertible preferred stock purchase agreement, each investor may only convert that number of shares of Series B convertible preferred stock into that number of shares of our common stock that does not exceed 9.99% of the outstanding shares of our common stock on the date of conversion. The Series B convertible preferred stock does not have voting rights. Commencing on the date of issuance of the Series B convertible preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued was declared effective by the SEC, we paid on each outstanding share of Series B convertible preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (a) the Wall Street Journal Prime Rate plus 1%, or (b) 9%. In no event was the dividend rate greater than 12% per annum. Subsequent to November 30, 2010, we received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B convertible preferred stock, which in turn terminated the requirement to accrue the related dividends. As of August 31, 2013, there are 3,448 shares of Series B convertible preferred stock outstanding.

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

The Debenture is convertible at the option of LJCI at any time up to maturity at a conversion price equal to the lesser of the fixed conversion price of $1.00, or 80% of the average of the lowest three daily volume weighted average trading prices per share of our common stock during the twenty trading days immediately preceding the conversion date. The Debenture accrues interest at 4.75% per year payable in cash or our common stock. Through August 31, 2013, interest is being paid in cash. If paid in stock, the stock will be valued at the rate equal to the conversion price of the Debenture in effect at the time of payment.

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

Cash provided by (used in) operating, investing and financing activities for the nine month periods ended August 31, 2013 and 2012 is as follows:

	August 31, 2013	August 31, 2012

Operating activities	$(868,421)	$(595,338)
Investing activities	-	1,500
Financing activities	847,070	492,680

Net decrease in cash and cash equivalents	$(21,351)	$(101,158)

Operating Activities

For the nine months ended August 31, 2013, the differences between our net loss and net cash used in operating activities are due to non-cash charges totaling $187,208 included in our net loss for stock-based compensation and change in fair value of derivative liability, less changes in non-cash working capital totaling $60,840. For the nine months ended August 31, 2012, the differences between our net loss and net cash provided by operating activities are due to net non-cash charges and credits totaling $125,136 included in our net loss for stock-based compensation, interest, gain on disposition of equipment, and change in fair value of derivative liability, plus changes in non-cash working capital totaling $295,283 (principally the collection of the grant receivable of $303,102).

Investing Activities

We had no cash flows from investing activities during the nine months ended August 31, 2013. During the nine months ended August 31, 2012, we sold surplus equipment for $1,500.

Financing Activities

During the nine months ended August 31, 2013 and 2012, cash flows from financing activities are related to LJCI’s payments to us of $847,070 and $492,680, respectively, which are applied towards the exercise of common stock warrants.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2013, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of August 31, 2013, the following material weaknesses existed:

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

Due to this material weakness, management has concluded that our internal control over financial reporting was not effective as of August 31, 2013.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2013, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

None.

Item 1A: RISK FACTORS

Not required for “smaller reporting companies.”

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Issuances

On June 17, 2013, we issued 69,609,667 shares of our common stock to LJCI pursuant to its conversion of $570 of the Debenture. We also issued 57,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $62,130, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On June 28, 2013, we issued 79,379,444 shares of our common stock to LJCI pursuant to its conversion of $650 of the Debenture. We also issued 65,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $70,850, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On July 23, 2013, we issued 61,061,111 shares of our common stock to LJCI pursuant to its conversion of $500 of the Debenture. We also issued 50,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $54,500, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On August 13, 2013, we issued 89,149,222 shares of our common stock to LJCI pursuant to its conversion of $730 of the Debenture. We also issued 73,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $79,570, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On August 18, 2013, we issued 146,546,667 shares of our common stock to LJCI pursuant to its conversion of $1,200 of the Debenture. We also issued 120,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $130,800, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

Item 3: DEFAULTS UPON SENIOR SECURITIES

None.

Item 4: MINE SAFETY DISCLOSURES

Not applicable.

Item 5: OTHER INFORMATION

None.

Item 6: EXHIBITS:

Exhibit Number	Exhibit Description

3.1 (1)	Certificate of Incorporation, as filed on April 28, 1970.
3.2 (1)	Certificate of Amendment, as filed on October 27, 1986.
3.3 (1)	Certificate of Amendment, as filed on August 24, 1989.
3.4 (1)	Certificate of Amendment, as filed on July 31, 1991.
3.5 (1)	Certificate of Amendment, as filed on August 14, 1991.
3.6 (1)	Certificate of Amendment, as filed on June 13, 2000.
3.7 (2)	Certificate of Amendment, as filed May 18, 2005.
3.8 (3)	Certificate of Correction, as filed June 2, 2005.
3.9 (4)	Certificate of Amendment, as filed September 1, 2010.
3.10 (5)	Certificate of Amendment, as filed July 13, 2011.
3.11 (6)	Certificate of Amendment, as filed August 29, 2012.
3.12 (7)	Certificate of Incorporation, as amended as of February 28, 2013.
3.13 (1)	Bylaws, as amended May 18, 2005.
3.14 (1)	Specimen Stock Certificate.
4.1 (8)	Certificate of Designations of Preferences and Rights of Series I Convertible Preferred Stock, as filed on July 13, 2004.
4.2 (9)	Certificate of Designation of Series B Convertible Preferred Stock, as filed July 14, 2006.
4.3 (10)	Securities Purchase Agreement, between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc., dated February 28, 2007.
4.4 (10)	4 ¾ % Convertible Debenture for $100,000 issued by Multicell Technologies, Inc. to La Jolla Cove Investors, Inc., dated February 28, 2007.
4.5 (10)	Warrant to Purchase Common Stock dated February 28, 2007.
4.6 (10)	Letter, dated February 28, 2007, to Multicell Technologies, Inc. from La Jolla Cove Investors, Inc.
4.7 (11)	Form of Warrant to Purchase Common Stock (Cashless Exercise), dated July 14, 2006, issued by Multicell Technologies, Inc. to Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.
4.8 (11)	Form of Warrant to Purchase Common Stock (Cash Exercise), dated July 14, 2006, issued by Multicell Technologies, Inc. to Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.
4.9 (11)	Form of Shares of Series B Convertible Preferred Stock and Common Stock Warrants Subscription Agreement, dated July 14, 2006, by and between Multicell Technologies, Inc. and Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.
10.1	Amendment No. 3 to Foreclosure Sale Agreement, dated as of September 30, 2010, by and among Venture Lending & Leasing IV, Inc., Venture Lending & Leasing V, Inc. Silicon Valley Bank, and Xenogenics Corporation, dated as of October 11, 2013. *
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302. *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350. *
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

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

MULTICELL TECHNOLOGIES, INC.

October 15, 2013	By:	/s/ W. Gerald Newmin

W. Gerald Newmin
(Chief Executive Officer and Chief Financial Officer)

