Form 10-K
period 2013-11-30
MultiCell Technologies, Inc.
filed 2014-02-28
CIK 811779

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2013

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

Registrant’s telephone number, including area code: 401-762-0045

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of May 31, 2013, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $2,709,867.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of February 21, 2014, the issuer had 3,152,360,170 shares of issued and outstanding common stock, par value $0.01.

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

PART I

ITEM 1.  BUSINESS

About MultiCell Technologies, Inc.

MultiCell Technologies, Inc. was incorporated in Delaware on April 28, 1970 as Exten Ventures, Inc., and subsequently changed its name to Exten Industries, Inc. (“Exten”).  An agreement of merger between Exten and an entity then called MultiCell Associates, Inc. (“MTI”), was entered into on March 20, 2004, whereby MTI ceased to exist and all of its assets, property, rights and powers, as well as all debts due it, were transferred to and vested in Exten as the surviving corporation.  Effective April 1, 2004, Exten changed its name to MultiCell Technologies, Inc. (“MultiCell”).  MultiCell operates two subsidiaries, Xenogenics Corporation (“Xenogenics”) of which MultiCell holds 95.3% of the outstanding shares (on an as-if-converted to common stock basis), and MultiCell Immunotherapeutics, Inc. (“MCTI”), of which MultiCell holds approximately 67% of the outstanding shares (on an as-if-converted to common stock basis).  As used herein, the “Company”, “we”, “our”, and “us” refers to MultiCell, together with Xenogenics and MCTI.  Our principal offices are located at 68 Cumberland Street, Suite 301, Woonsocket, RI 02895.  Our telephone number is (401) 762-0045.

MultiCell is a biopharmaceutical company which owns a majority interest in its two subsidiary companies MCTI and Xenogenics. MultiCell and its subsidiaries are developing novel therapeutics and discovery tools to address unmet medical needs for the treatment of neurological disorders, hepatic disease, cancer and interventional cardiology and peripheral vessel applications.

Our Therapeutic Platform

Our therapeutic development platform includes several patented techniques used to: (i) isolate, characterize and differentiate stem cells from human liver; (ii) control the immune response at transcriptional and translational levels through double-stranded RNA (“dsRNA”)-sensing molecules such as the Toll-like Receptors (“TLRs”), RIG-I-like receptor (“RLR”), and Melanoma Differentiation-Associated protein 5 (“MDA-5”) signaling; (iii) generate specific and potent immunity against key tumor targets through a novel immunoglobulin platform technology; and (iv) modulate the noradrenaline-adrenaline neurotransmitter pathway.  Our medical device development platform is based on the design of a next-generation bioabsorbable stent, the Ideal BioStent™, for interventional cardiology and peripheral vessel applications.

Our therapeutic development platform offers several key advantages, including selective modulation of noradrenergic neurons without influencing seratoninergic neurons to inhibit the reuptake of noradrenaline (norepinephrine) while promoting increased tyrosine hydroxylase activity for the treatment of primary multiple sclerosis-related fatigue (PMSF) affecting over 70% of all persons with multiple sclerosis (“MS”).

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

Our Medical Device Platform

Our medical device development platform is based on the design of a next-generation bioabsorbable stent, the Ideal BioStent™, for interventional cardiology and peripheral vessel applications.  Xenogenics’ bioabsorbable stent technology allows for the ability to layer different combinations of polymers and drugs, enabling the optimization of the delivery of combination drug therapies to provide superior clinical results. The Ideal BioStent™ represents a significant advance over currently available stents, including:

•	The ability to promote positive vessel remodeling;

•	A significant reduction in late-stent thrombosis risk;

•	No metal artifact remaining in the patient’s body after vessel healing; and

•	The reduced need for long-term and costly anti-platelet therapy.

In extensive animal testing and initial human use, the Ideal BioStent™ demonstrated equivalence in safety, short-term efficacy and structural integrity when compared with today’s leading bare metal stent and drug-eluting metal stent.  Unlike other bioabsorbable stent technologies, the Ideal BioStent™ showed no stent recoil, either acute or at six month follow up, remaining well apposed to the vessel wall. Furthermore, the Ideal BioStent™ is designed to be fully absorbed at 12 months, leaving no artifact behind and allowing the vessel to heal and return to its natural state.

Our Therapeutic Programs

MultiCell is pursuing research and development targeting degenerative neurological diseases, including MS and cancer.

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

Our therapeutics business addresses significant unmet medical needs for the treatment of neurological disorders and cancer through modulation of the innate and adaptive immune response.  Our therapeutic development platform is designed to augment current therapeutic strategies via:

•	Modulation of the noradrenaline-adrenaline neurotransmitter pathway for the treatment of PMSF affecting over 70% of all persons with MS;

•	Triggering the adaptive immune response thru Toll-like Receptor 3 (TLR3) signaling of the innate immune system using dsRNA to treat cancer;

•	Triggering cytolysis via activation of stromal macrophages and release of tumor necrosis factor alpha (“TNF-alpha”), interleukin 6 (“IL-6”) and other pro-inflammatory cytokines;

•	Enhancement of antigen presentation to the immune system by targeting antigen delivery for processing via the Fc receptor for the treatment of autoimmune disease and cancer. An Fc receptor is a protein found on the surface of certain cells including B lymphocytes, natural killer cells, macrophages, neutrophils, and mast cells, which contributes to the protective functions of the immune system; and

•	In vivo generation and expansion of specific immune system cells targeted against an autoimmune response, or infectious agents, or tumors.

Our therapeutic development platform has several advantages over those of our competitors:

•	Modulation of noradrenergic neurons without effecting seratoninergic neurons to inhibit the reuptake of noradrenaline (norepinephrine);

•	Our therapeutic antibody technology, Epitope-based T-cell Immunotherapy, can effectively deliver epitopes to the immune system, and can produce positive clinical outcomes in cases where tolerization is the targeted response;

•	Unlike DNA-based immunostimulatory CpG motifs or antisense and small interfering RNA (siRNA) technologies, our use of dsRNA signaling thru TLR3 is not species or sequence-specific, and therefore has the potential to have application in a broader spectrum of therapeutic applications. SiRNA, sometimes known as short interfering RNA or silencing RNA, is a class of dsRNA molecures 20-25 base pairs in length;

•	Coupling TLR3 signaling with our therapeutic antibody technology allows for the delivery of disease-associated epitope peptides in concert with TLR3 signaling, creating more effective anticancer therapeutics; and

•	Using very small dsRNA to trigger direct cytotoxic activity (cytolysis) via activation of stromal macrophages and release of TNF-alpha, IL-6 and other pro-inflammatory cytokines.

Our portfolio of lead drug candidates is in various stages of preclinical and clinical development and includes:

•	MCT-125, a Phase IIb therapeutic candidate for the treatment of PMSF with demonstrated efficacy in 138 patients;

•	MCT-465, a preclinical adjuvant therapeutic candidate for the treatment of TLR3+ cancers;

•	MCT-475, a preclinical therapeutic candidate for the treatment of TLR3+ breast cancer; and

•	MCT-485, a preclinical therapeutic candidate that appears to have direct cytotoxic activity (cytolysis) via activation of stromal macrophages and release of TNF-alpha, IL-6 and other pro-inflammatory cytokines.

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

MCT-125 for the treatment of fatigue in patients with multiple sclerosis

Fatigue is the most common symptom in MS.  Overall, greater than 75% of persons with MS report having fatigue, and 50% to 60% report it as the worst symptom of their disease.  Fatigue can severely affect an individual’s quality of life and functioning, even if the level of disability appears to be insignificant to the outside observer.  Many MS care providers are unaware that fatigue is also a major reason for unemployment, especially for those individuals with otherwise minor disability.  Moreover, fatigue in MS has a severe effect on patients’ ability to feel as if they have control over their illness.  Perhaps the most dramatic evidence that fatigue is a distinct symptom of MS comes from the clinical characteristics that have been recognized by clinicians for years.  These characteristics include the sensitivity of MS fatigue patients to heat as well as the fact that in about 30% of MS patients, fatigue predates other symptoms of MS.  In addition, clinical observation has shown that MS fatigue exhibits relapsing-remitting characteristics.  Many individuals appear to have “fatigue relapses”.

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

As defined in the license agreement with Amarin, an “Active Agent Product” means any preventative or therapeutic product which is composed of, or incorporates an Active Agent or an intermediate thereof or is developed utilizing the licensed technology.  An “Active Agent” means: (a) a pharmaceutical composition comprising a tricyclic antidepressant and at least one noradrenaline precursor selected from tyrosine or phenylalanine, with or without the addition of vitamin B12, covered, either ultimately or presently, by (i) an enforceable claim of any patent within the licensed patent rights, or (ii) by licensed technical information; or (b) any chemical compound other than a chemical compound described in (a) above comprising a pharmaceutical composition comprising tricyclic antidepressants or monoamine oxidase inhibitors or selective serotonin uptake inhibitors in combination with one or more amino acids, with or without the addition of vitamin B12, covered, either ultimately or presently, by (i) an enforceable claim of any patent within licensed patent rights or (ii) by licensed technical information.

None of these milestones were achieved as of November 30, 2013.

MCT-465, MCT-475 and MCT-485 for the treatment of cancer

Worldwide, breast cancer is the second most common type of cancer. It is estimated that 585,720 deaths will occur from cancer in 2014. Breast cancer accounts for 29% of all new cancers among women and the number of cases worldwide has significantly increased, partly due to modern lifestyles in the Western world.  Approximately 40,000 women died from breast cancer in the United States during 2013.

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

MCT-465 is a high molecular weight synthetic dsRNA with immune-enhancing properties.  The mechanism of action of MCT-465 is pleiotropic and mediated by RNA sensors – such as TLR3, TLR 7/8, MDA-5 and RIG-I - expressed by antigen presenting cells and select cases, by tumor cells:

•	Induction of pro-inflammatory, immune enhancing cytokines locally and systemically;

•	Anti-angiogenic effects through a local exposure to interleukin 12 (IL-12) / Interferor gamma (IFNg?; and

•	In select cases, direct pro-apoptotic anti-tumoral effect.

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

MCT-485 is a low molecular weight synthetic dsRNA with direct tumor cytolytic properties.  The mechanism of action of MCT-485 is distinct from that of MCT-465:

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

MultiCell owns exclusive rights to two issued U.S. patents (6,872,389 and 6,129,911), one U.S. patent application (U.S. 2006/0019387A1), and several corresponding issued and pending foreign patents and patent applications related to the isolation and differentiation of liver stem cells.  The role of liver stem cells in the carcinogenic process has recently led to a new hypothesis that hepatocellular carcinoma arises by maturation arrest of liver stem cells.  U.S. patent 6,872,389 expires on July 8, 2019 and U.S. patent 6,129,911 expires on October 10, 2017.

Primary liver cancer begins in the cells of the liver itself.  According to the National Cancer Institute (NCI), in 2014 there are expected to be approximately 33,190 new cases of primary liver cancer and intrahepatic bile duct cancer in the United States, and it was estimated that approximately 23,000 of those cases would result in death.  Hepatocellular carcinoma, resulting from Hepatitis B and Hepatitis C infection, is the most common cancer in some parts of the world, with more than 1 million new cases diagnosed each year.  The NCI also reports that hepatocellular carcinoma is associated with cirrhosis of the liver in 50% to 80% of patients.

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

None of these milestones were achieved as of November 30, 2013, and, accordingly, none of these obligations have accrued.  Xenogenics’ obligations under the Foreclosure Sale Agreement had been previously extended pursuant to Amendments No. 1 and No. 2, dated September 30, 2011 and October 23, 2012, respectively.  On October 11, 2013, Xenogenics entered into Amendment No. 3 to the Foreclosure Sale Agreement which further extended the deadlines for the achievement of these milestones under the Foreclosure Sale Agreement by an additional 12 months.  As a result of these various amendments to extend the dates for achievement of the milestones, we are in compliance with the requirements of the Foreclosure Sale Agreement, as amended.  Xenogenics is required to use good faith reasonable efforts to achieve these milestones.  Failure to achieve any of these milestones could result in all milestone payments, totaling $4.3 million, becoming immediately due and payable.  If Xenogenics meets the financial hardship exception set forth in the Foreclosure Sale Agreement, Xenogenics could elect to pay all remaining milestone payments and continue commercialization efforts, or assign all intellectual property acquired by Xenogenics under the agreement to the counterparties to the agreement and cease all development and commercialization efforts.

Rutgers License Agreement

Effective September 30, 2010, Xenogenics entered into a license agreement (the “Rutgers License Agreement”) with Rutgers, The State University of New Jersey (“Rutgers”).

Pursuant to the Rutgers License Agreement, Rutgers granted Xenogenics a worldwide exclusive license to exploit and commercialize certain patents and other intellectual property rights, as further described in the Rutgers License Agreement, relating to bioabsorbable stents for interventional cardiology and peripheral vascular applications, which incorporate salicylic acid as part of the polymer chain. In consideration for the license and other rights granted under the Rutgers License Agreement, Xenogenics paid Rutgers a license fee of $50,000. In addition, under the Rutgers License Agreement, Xenogenics is obligated to pay Rutgers a license maintenance fee of $25,000 on the third anniversary of the Rutgers License Agreement, and $50,000 on the fourth anniversary.  Additionally, Xenogenics agreed to pay Rutgers for unpaid costs of $136,000 incurred by Rutgers prior to the effective date of the Rutgers License Agreement for preparing, filing, prosecuting, defending, and maintaining all United States patent applications and patents covered under the Rutgers License Agreement.

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

None of these milestones were achieved as of November 30, 2013 and, accordingly, none of these obligations have accrued.

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

The term of the Rutgers License Agreement commences on the effective date of the agreement and terminates on the earlier of (i) the expiration of all valid patents granted with respect to the licensed technology (or products commercialized therefrom) in a country, and (ii) ten years from the date of first commercial sale in a country. However, if either party breaches the agreement, the non-breaching party may terminate the agreement upon written notice to the other party of such breach and the failure of the other party to cure the breach within 90 days of such notice. Xenogenics also has the right to terminate the agreement at any time and for any reason upon 120 days’ advance written notice to Rutgers.

Patents and Proprietary Technology

Our success depends in part on intellectual property protection and the ability of our licensees to preserve those rights.

We use certain licenses granted to us under various licensing agreements.  We also use trade secrets and proprietary knowledge unprotected by patents that we protect, in part, by confidentiality agreements.  It is our policy to require our employees, directors, consultants, licensees, outside contractors and collaborators, scientific advisory board members and other advisors to execute confidentiality agreements upon the commencement of their relationships with us.  These agreements provide that all confidential information made known to the individual in the course of the individual’s relationship with us be kept as confidential and not be disclosed to third parties except in specific limited and agreed upon circumstances.  We also require signed confidentiality or material transfer agreements from any company that is to receive our confidential information.  In the case of employees, consultants and contractors, the agreements generally provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of the Company.  There can be no guarantee that these agreements will not be violated or that we would have adequate remedies for any such violation or that our trade secrets or proprietary knowledge will not become known by or independently developed by competitors.

Any proprietary protection that we can obtain and maintain will be important to our business.

On September 7, 2005, MCTI, entered into an Asset Contribution Agreement (the “Asset Contribution Agreement”) with MultiCell, Alliance Pharmaceutical Corp. (“Alliance”), and Astral, Inc. (“Astral,” and together with Alliance, (“Transferors”).  Pursuant to the Asset Contribution Agreement, MCTI issued 490,000 shares of common stock to Alliance in consideration for the acquisition of certain assets and the assumption of certain liabilities relating to Transferors’ business.  The intellectual property acquired by MCTI includes ten United States and 20 foreign issued and pending patents and patent applications related to chimeric antibody technology, treatment of Type 1 diabetes, T-cell tolerance, TLR technology, dendritic cells, dsRNA technology and immunosuppression.

In December 2003, we acquired the exclusive worldwide rights to US Patent # 6,129,911, for Liver Stem Cells from Rhode Island Hospital.  We agreed to pay an annual license fee of $20,000 for the first three years of the applicable license agreement and $10,000 per annum thereafter until a product is developed.  Once a product is developed, if ever, the annual license fee will end and we will pay Rhode Island Hospital a five percent royalty on net sales of any product we sell covered by the patent until we pay an aggregate of $550,000 in royalties and a two percent royalty thereafter until the expiration of the patent.  The expiration date of this patent is October 10, 2017.

In April 2005, we were granted US Patent # 6,872,389 for the liver stem cell invention of Dr. Ron Faris, MultiCell’s former Senior Vice President and Chief Scientific Officer.  This patent contains 24 claims to a method of obtaining a population of liver cell clusters from adult stem cells and is an important enhancement to our adult stem cell portfolio.  The expiration date of this patent is July 8, 2019.

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

On November 3, 2003, Xenogenics was notified by the United States Patent and Trademark Office that its patent application for an “Artificial Liver Apparatus And Method”, the Sybiol® Synthetic Bio-Liver Device, would be allowed.  United States patent 6,858,146 was issued in 2005.  The expiration date of this patent is February 22, 2026.  The Sybiol® trademark is registered in the United States Patent and Trademark Office, number 2,048,080.

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

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act and implementing regulations.  The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies, all performed in accordance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an investigational new drug (“IND”) application which must become effective before clinical trials may begin;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the drug candidate for each proposed indication;

•	submission of a new drug application (“NDA”) to the FDA;

•	satisfactory completion of an FDA preapproval inspection of the manufacturing facilities at which the product is produced to assess compliance with current Good Manufacturing Practice (“cGMP”), regulations; and

•	FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

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

Need for Government Approval

The use of immortalized hepatocytes for drug discovery purposes does not require FDA approval.  However, some of our products will be subject to regulation in the United States by the FDA and by comparable regulatory authorities in foreign jurisdictions.  The Sybiol® Synthetic Bio-Liver Device will be classified as a “biologic” regulated under the Public Health Service Act and the Food, Drug and Cosmetic Act.  The use of human immortalized liver cells for this application will also be regulated by the FDA.  Development of therapeutic products of human use is a multi-step process.  The process required by the FDA before our drug candidates may be marketed in the United States generally involves the following:

•	completion of extensive preclinical laboratory tests, preclinical animal studies and formulation studies all performed in accordance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND application which must become effective before clinical trials may begin;

•	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;

•	submission of an NDA, to the FDA;

•	satisfactory completion of an FDA preapproval inspection of the manufacturing facilities at which the product is produced to assess compliance with cGMP regulations; and

•	FDA review and approval of the NDA prior to any commercial marketing, sale or shipment of the drug.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our drug candidates will be granted on a timely basis, if at all.

Research and Development

In fiscal years 2013 and 2012, we spent $314,283 and $427,994, respectively, on research and development.  Research and development cost decreases related to decreases in legal fees for intellectual property counsel and license fees paid under the Rutgers License Agreement.

Historically, our research and development has also been funded to some extent by the National Institute of Health (“NIH”) grants, Small Business Innovative Research (“SBIR”) grants, and other similar grants.

We received grant awards in 2010 under the U.S. government’s Qualifying Therapeutic Discovery Project (“QTDP”) program for three of its drug development programs:  MCT-125, MCT-465, and MCT-475.  The QTDP program was created by Congress as part of the Patient Protection and Affordable Care Act, and provides a tax credit or grant equal to 50% of qualified investment for fiscal years ending November 30, 2010 and 2011.  To be eligible, a therapeutic development project must:  (i) have the potential to develop new treatments that address unmet medical needs or chronic and acute diseases; (ii) reduce long-term health care costs; (iii) represent a significant advance in finding a cure for cancer; (iv) advance U.S. competitiveness in the fields of life, biological, and medical sciences; or (v) create or sustain well-paying jobs, either directly or indirectly.  On October 29, 2010, we received notification from the Department of Treasury that we had been awarded a total cash grant of $733,437.  Of the total grant, $430,335 relates to qualifying expenses incurred during the fiscal year ended November 30, 2010 and the remainder of $303,102 was received and recognized during the fiscal year ended November 30, 2011. We did not receive any grant revenue for the fiscal years ended November 30, 2013 or 2012.

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

Employees

As of November 30, 2013, we had two employees, both of whom are full-time employees.

ITEM 1A.  RISK FACTORS

Risks Related To Our Business

Our drug candidates, bioabsorbable stent assets and cellular systems technologies are in the early stages of clinical testing and we have a history of significant losses and may not achieve or sustain profitability.

Our drug candidates are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs.  Similarly, some of MultiCell’s cellular systems technologies and Xenogenics’ bioabsorbable stent assets are in early stages of development and require further development before they may be commercially viable.  We have incurred a substantial accumulated deficit since our inception in 1970.  As of November 30, 2013, our accumulated deficit was $43,489,211.  Our losses have primarily resulted from significant costs associated with the research and development relating to our cellular systems technologies and other operating costs.  We expect to incur increasing losses for at least several years, as we continue our research activities, conduct development of, and seek regulatory approvals for, our drug candidates, commercialize any approved drugs and as we continue to advance our cellular systems technologies business.  If our drug candidates fail in clinical trials or do not gain regulatory approval, or if our drugs, bioabsorbable stent assets and cellular systems technologies do not achieve market acceptance, we will not achieve or maintain profitability.  If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

We will need substantial additional capital to fund continued business operations and we cannot be sure that additional financing will be available.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the fiscal year ended November 30, 2013, relative to our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Our ability to obtain additional funding will determine our ability to continue as a going concern.  Since March 2008, we have operated on working capital provided by La Jolla Cove Investors, Inc. (“LJCI”). Under terms of the Securities Purchase Agreement entered into with LJCI, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of November 30, 2013, there were 4,514,629 shares remaining on the stock purchase warrant and a balance of $45,146 remaining on the convertible debenture. If LJCI were to exercise all of its remaining warrants, we would receive approximately $4.9 million.  The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.99% of the outstanding shares of the Company.  We expect that LJCI will continue to exercise the warrants and convert the debenture through February 28, 2016, the amended date that the debenture is due and the warrants expire, subject to the limitations of the agreement and availability of our authorized common stock.

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

We will need additional financing in the future in order to fund continued research and development and to respond to competitive pressures.  We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional securities, debt financing and/or the sale or licensing of our technologies.  We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources.  Although we have raised gross proceeds of $1,185,920 and $934,130 during the fiscal years ended November 30, 2013 and 2012, respectively, from the exercise of stock warrants, we do not have any binding commitment with regard to future financing.  If adequate funds are not available or are not available on acceptable terms, we may be unable to pursue our therapeutic programs, fund expansion of our cellular technologies business, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

The patent positions of life sciences companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved.  No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in the United States.  The patent situation outside the United States is even more uncertain.  Changes in either the patent laws or in interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property.  Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents.  For example:

⋅	we or our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents;

⋅	we or our licensors might not have been the first to file patent applications for these inventions;

⋅	others may independently develop similar or alternative technologies or duplicate any of our technologies;

⋅	it is possible that none of our pending patent applications or the pending patent applications of our licensors will result in issued patents;

⋅
our issued patents and issued patents of our licensors may not provide a basis for commercially viable drugs, or may not provide us with any competitive advantages, or may be challenged and invalidated by third parties; and

⋅	we may not develop additional proprietary technologies or drug candidates that are patentable.

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

⋅
infringement and other intellectual property claims that, with or without merit, can be costly and time consuming to litigate and can delay the regulatory approval process and divert management’s attention from our core business strategy;

⋅	substantial damages for past infringement which we may have to pay if a court determines that our drugs or technologies infringe upon a competitor’s patent or other proprietary rights;

⋅	a court prohibiting us from selling or licensing our drugs or technologies unless the holder licenses the patent or other proprietary rights to us, which it is not required to do; and

⋅	if a license is available from a holder, we may have to pay substantial royalties or grant cross licenses to our patents or other proprietary rights.

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

The Rutgers License Agreement requires us to use good faith reasonable efforts to achieve the following development milestones with respect to the licensed intellectual property:

⋅	raise at least $5 million in equity funding by March 31, 2011, which, despite our good faith efforts, we were not able to raise;

⋅	restart manufacturing and produce a device by September 30, 2011, which, despite our good faith efforts, we were not able to do;

⋅	initiate an animal study by March 31, 2012, which, despite our good faith efforts, we were not able to do;

⋅	make a regulatory submission to support a human use clinical trial by September 30, 2012, which, despite our good faith efforts, we were not able to do;

⋅	initiate a human use clinical trial by September 30, 2013, which, despite our good faith efforts, we were not able to do; and

⋅	make a submission or equivalent for marketing approval for use in humans by September 30, 2014, in at least one of Canada, the European Union Member States, Japan or the United States.

The Foreclosure Sale Agreement related to the purchase of Ideal BioStent™ between MultiCell’s subsidiary, Xenogenics, and each of Venture Lending & Leasing IV, Inc., Venture Lending & Leasing V, Inc. and Silicon Valley Bank requires us to use good faith reasonable efforts to achieve certain development milestones.  To the extent we fail to do so, milestone payments of up to $4.3 million could become immediately due.

The Foreclosure Sale Agreement requires that we achieve the following development milestones for the second generation of the Ideal BioStent assets:

• restart manufacturing and produce a device by September 30, 2014;

• initiate an animal study by March 31, 2015;

• make a regulatory submission to support a human use clinical trial by September 30, 2015; and

• initiate a human use clinical trial by September 30, 2016.

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

The Sybiol® Synthetic Bio-Liver Device will be classified as a “biologic” regulated under the Public Health Service Act and the Food, Drug and Cosmetic Act. The use of human immortalized liver cells for this application will also be regulated by the FDA. We have not yet begun the regulatory approval process for our Sybiol® Synthetic Bio-Liver Device with the FDA. We may, when adequate funding and resources are available, begin the approval process. If we are able to validate the device design, then we currently plan to find a partner to take the project forward. Before human studies may begin, the cells provided for the system will be subjected to the same scrutiny as the Sybiol® device. We will need to demonstrate sufficient process controls to meet strict standards for a complex medical system. This means the cell production facility will need to meet the same Good Manufacturing Practice, or GMP, standards as those pertaining to a pharmaceutical company.

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

ITEM 2. PROPERTIES

On March 26, 2008, we entered into a lease agreement at 68 Cumberland Street, Suite 301, Woonsocket RI  02895.  The leased property includes office and storage space totaling 1,075 square feet. The lease was initially for a one-year period commencing on May 1, 2008 through April 30, 2009.  We have renewed the lease for additional one-year terms through April 30, 2014. We pay $900 per month in rent for the leased property and expect to renew the lease when it expires on April 30, 2014. The leased facilities are fully utilized and adequate for our current operations.

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

The table below gives the range of high and low closing prices of our common stock for the fiscal years ended November 30, 2013 and November 30, 2012 based on high and low closing prices per share of common stock for the quarters indicated.

Fiscal Year Ended November 30, 2013
	High	Low
First quarter	$0.0064	$0.0011
Second quarter	$0.0032	$0.0012
Third quarter	$0.0014	$0.0011
Fourth quarter	$0.0012	$0.0006

Fiscal Year Ended November 30, 2012
	High	Low
First quarter	$0.0068	$0.0044
Second quarter	$0.0049	$0.0025
Third quarter	$0.0034	$0.0013
Fourth quarter	$0.0018	$0.0011

No cash dividends have been paid on our common stock for the 2013 and 2012 fiscal years and no change of this policy is under consideration by the Board.

The payment of cash dividends in the future will be determined by the Board in light of conditions then existing, including our earnings, financial requirements, and opportunities for reinvesting earnings, business conditions, and other factors.  There are otherwise no restrictions on the payment of dividends.  The number of shareholders of record of our common stock on February 21, 2014 was approximately 372, not including any persons who hold their stock in “street name”.

We did not repurchase any of our shares of common stock during the fourth quarter of the fiscal year covered by this report.

See the “Equity Compensation Plan Information” table in Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Stock Issuances

On October 7, 2013, we issued 122,122,222 shares of our common stock to LJCI pursuant to its conversion of $1,000 of convertible debentures.  We also issued 100,000 shares of our common stock to LJCI pursuant to its exercise of warrants.  Proceeds from the exercise were $109,000, or $1.09 per share.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On November 21, 2013, we issued 98,955,000 shares of our common stock to LJCI pursuant to its conversion of $450 of convertible debentures.  We also issued 45,000 shares of our common stock to LJCI pursuant to its exercise of warrants.  Proceeds from the exercise were $49,050, or $1.09 per share.  The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis for the fiscal years ended November 30, 2013 and 2012 is presented below.

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

MultiCell has an exclusive license and purchase agreement with Corning Incorporated (“Corning”) of Corning, New York.  Under the terms of such agreement, Corning has the right to develop, use, manufacture and sell MultiCell’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (ADME/Tox assays).  Corning paid MultiCell a non-refundable license fee, purchased certain inventory and equipment related to MultiCell’s Fa2N-4 cell line business, hired certain MultiCell scientific personnel, and paid for access to MultiCell’s laboratories during the transfer of the Fa2N-4 cell lines to Corning.  MultiCell retained and continues to support all of its existing licensees.  MultiCell retained the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays.   MultiCell also retained rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to identify drug targets and for other applications related to the Company’s internal drug development programs.

Our therapeutic development platform includes several patented techniques used to: (i) isolate, characterize and differentiate stem cells from human liver; (ii) control the immune response at transcriptional and translational levels through dsRNA-sensing molecules such as TLRs, RLRs, and MDA-5 signaling; (iii) generate specific and potent immunity against key tumor targets through a novel immunoglobulin platform technology; and (iv) modulate the noradrenaline-adrenaline neurotransmitter pathway.  Our medical device development platform is based on the design of next-generation bioabsorbable stents, the Ideal BioStent™, for interventional cardiology and peripheral vessel applications.

On July 5, 2011, MultiCell entered into a sponsored research agreement with the University Health Network, or UHN, a not-for-profit corporation incorporated under the laws of Canada.  Under this agreement UHN will evaluate the Company’s product candidates, MCT-465 and MCT-485, in its in vitro models for the treatment of primary liver cancer.  The mechanism of action of MCT-465 and MCT-485 and their potential selective effect on liver cancer stem cells will also be evaluated.  Under the terms of this agreement, we will retain exclusive access to the research findings and intellectual property resulting from the research activities preformed by UHN.  On September 27, 2013, MultiCell entered into a new sponsored research agreement with Anand Ghanekar, M.D., Ph.D, of UHN’s Toronto General Hospital expanding the scope of the current research project with UHN to evaluate MCT-485 in animal models for the treatment of primary liver cancer (the “Ghanekar Agreement”).  Under the terms of the Ghanekar Agreement, the Company retains exclusive access to the research findings and intellectual property resulting from the research activities preformed by of Dr. Ghanekar.  The Ghanekar Agreement is attached to this Annual Report on Form 10-K as Exhibit 10.13 and incorporated herein by this reference.

As described above, in December 2005, MultiCell exclusively licensed LAX-202 from Amarin for the treatment of fatigue in patients suffering from MS.  MultiCell renamed LAX-202 to MCT-125, and intends to further evaluate MCT-125 in a pivotal Phase IIb/III clinical trial.  In a 138- patient, multi-center, double-blind placebo controlled Phase II clinical trial conducted in the United Kingdom by Amarin, LAX-202 demonstrated efficacy in significantly reducing the levels of fatigue in MS patients enrolled in the study.  LAX-202 proved to be effective within four weeks of the first daily oral dosing, and showed efficacy in MS patients who were moderately as well as severely affected.  LAX-202 demonstrated efficacy in all MS patient sub-populations including relapsing-remitting, secondary progressive and primary progressive.  Patients enrolled in the Phase II trial conducted by Amarin also reported few if any side effects following daily oral dosing of LAX-202.  MultiCell intends to proceed with the anticipated Phase IIb/III trial of MCT-125 using the data generated by Amarin for LAX-202 following discussions with the regulatory authorities.

As described above, on September 30, 2010, Xenogenics entered into the Foreclosure Sale Agreement with the Sellers.  Pursuant to the Foreclosure Sale Agreement, Xenogenics acquired all of the Sellers’ interests in certain bioabsorbable stent assets, known as the Ideal BioStent™, and related technologies.  Under the Foreclosure Sale Agreement, Xenogenics is also required to make cash payments totaling $4.3 million to the Sellers based on the achievement of certain milestones at certain dates.  None of these milestones were achieved as of September 30, 2013.  Xenogenics’ obligations under the Foreclosure Sale Agreement had been previously extended pursuant to Amendments No. 1 and No. 2, dated September 30, 2011 and October 23, 2012, respectively.  On October 11, 2013, Xenogenics entered into Amendment No. 3 to the Foreclosure Sale Agreement which further extended the deadlines for the achievement of the milestones under the Foreclosure Sale Agreement by an additional 12 months.  Xenogenics is required to use good faith reasonable efforts to achieve these milestones.  Failure to achieve any of these milestones could result in all milestone payments, totaling $4.3 million, becoming immediately due and payable.

As described above, effective September 30, 2010, Xenogenics entered into the Rutgers License Agreement with Rutgers.  Pursuant to the Rutgers License Agreement, Rutgers granted Xenogenics a worldwide exclusive license to exploit and commercialize certain patents and other intellectual property rights, as further described in the Rutgers License Agreement, relating to bioabsorbable stents for interventional cardiology and peripheral vascular applications.

Plan of Operation

We have operated and will continue to operate by minimizing expenses.  Our largest cash expenses relate to personnel, professional and consulting fees, and meeting the legal and reporting requirements of being a public company.  By utilizing consultants whenever possible, and asking employees to manage multiple responsibilities, operating costs are kept low.  With our strategic shift in focus on therapeutic programs and technologies, however, we expect our future cash expenditures to increase significantly as we advance our therapeutic programs into clinical trials.

We intend to add scientific and support personnel gradually.  We want to add specialists for our key research areas.  These strategic additions will help us expand our product offerings leading us to additional revenues and profits.  Of course as revenues increase, administrative personnel will be necessary to meet the added workload.  Other expenses, such as sales and customer service, will increase commensurate with increased revenues.  Our current research and development efforts focus on development of future products and redesign of existing products.  Due to the ongoing nature of this research, we are unable to ascertain with certainty the total estimated completion dates and costs associated with this research.  As with any research efforts, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance our market position.  Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred.  For the fiscal years ended November 30, 2013 and 2012, research and development costs were $314,283 and $427,994, respectively.  Research and development costs primarily consist of external clinical and preclinical study costs, consulting fees, legal fees associated with our intellectual property, and materials and supplies.

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

Revenue Recognition – In the fiscal years covered by this Annual Report on Form 10-K, our revenues have been generated from license revenue under agreements with Corning and Pfizer Inc.. Management believes such sources of revenue will be part of our ongoing operations.  We recognize revenue from licensing and research agreements as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable and the collection of the contractual amounts is reasonably assured.  In situations where we receive payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed.  Deferred revenues associated with services expected to be performed within the 12-month period subsequent to the balance sheet date are classified as a current liability.  Deferred revenues associated with services expected to be performed at a later date are classified as non-current liabilities.

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

Fiscal Year Ended November 30, 2013 compared to Fiscal Year Ended November 30, 2012

Revenue. Total revenue for the fiscal years ended November 30, 2013 and November 30, 2012 was $49,318.  All of the revenue for the fiscal years ended November 30, 2013 and 2012 is from the amortization of deferred license revenue under agreements with Corning and Pfizer Inc.

Operating Expenses. Total operating expenses for selling, general and administrative expenses, research and development expenses, and stock-based compensation for the fiscal year ended November 30, 2013, were $1,417,344, compared to the total corresponding operating expenses for the fiscal year ended November 30, 2012, of $1,624,181, representing a decrease of $206,837.  This decrease was principally due to a decrease in stock-based compensation of $102,656 primarily related to the options issued by Xenogenics as further discussed in the Notes to our Consolidated Financial Statements filed herewith; a decrease in legal, consulting, and other professional fees of $95,511; and a decrease in state franchise taxes and other filing fees of $20,674.  These decreases were offset by increases in various other expenses of $12,004.

Other income/(expense). Other income (expense) amounted to net expense of $1,406 for the fiscal year ended November 30, 2013, as compared to net income of $216,263 for the fiscal year ended November 30, 2012.  Other income (expense) for the fiscal year ended November 30, 2013, primarily consists of (i) interest expense of $2,691 and (ii) a gain from the change in fair value of derivative liability of $1,098.  Other income (expense) for the fiscal year ended November 30, 2012, primarily consists of (i) interest expense of $8,137, (ii) a gain from the change in fair value of derivative liability of $88,663, and (iii) a gain on the extinguishment of certain liabilities in the amount of $133,540.

Interest expense principally consists of interest on the Debentures as discussed below in the subsection entitled “Liquidity and Capital Resources”), including amortization of discount through February 28, 2012, the original due date of the Debentures.

The change in fair value of derivative liability is the result of the embedded conversion feature in our Series B convertible preferred stock.  The valuation of the derivative liability is dependent upon a number of factors beyond our control.  As such, the amount of other income or expense that we report related to the change in the fair value of the derivative liability is somewhat unpredictable, but may be significant, and will continue to be reported until the holders of the Series B convertible preferred stock have converted all of their shares into shares of our common stock.

During the fiscal year ended November 30, 2012, our management determined that certain recorded accounts payable totaling $133,540 had been extinguished with the passage of time for collection under the laws related to the statute of limitations.  Accordingly, we removed these accounts from our records and recorded a corresponding gain on the extinguishment of the liabilities.

Net Loss. Net loss for the fiscal year ended November 30, 2013 was $1,369,432, as compared to a net loss of $1,358,600 for the fiscal year ended November 30, 2012, representing an increase in net loss of $10,832.  The primary reasons for the increase in net loss are the (i) the decrease in operating expenses offset by (ii) the decrease in other income (expense), primarily related to decreases in gains from the change in fair value of derivative liability and from the extinguishment of liabilities, all as described above.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at November 30, 2013 and November 30, 2012:

	November 30, 2013	November 30, 2012

Cash and cash equivalents	$146,205	$199,472

Current assets	$178,805	$210,765
Current liabilities	(1,278,935)	(1,255,495)

Working capital deficiency	$(1,100,130)	$(1,044,730)

Since our inception, a significant portion of our financing has been provided through private placements of preferred and common stock, the exercise of stock options and warrants and issuance of convertible debentures and other debt.  We have in the past increased, and if funding permits plan to further increase, our operating expenses in order to fund higher levels of product development, undertake and complete the regulatory approval process, and increase our administrative resources in anticipation of future growth.  In addition, acquisitions such as MCTI increase operating expenses and therefore negatively impact, in the short term, the liquidity position of the Company.  We will have to raise additional capital in order to initiate Phase IIb clinical trials for MCT-125, our therapeutic product for the treatment of fatigue in MS patients, conduct further research on MCT-465 and MCT-485 for the treatment of primary liver cancer, and initiate clinical trials for Xenogenic’s bioabsorbable, drug eluting stent, the Ideal BioStent™.  Management is evaluating several sources of financing for its clinical trial program.  Additionally, with our strategic shift in focus to therapeutic programs and technologies, we expect our future cash requirements to increase significantly as we advance our therapeutic programs into clinical trials. Until we are successful in raising additional funds, we may have to prioritize our therapeutic programs and delays may be necessary in some of our development programs.

La Jolla Cove Investors, Inc.

We entered into a Securities Purchase Agreement with LJCI on February 28, 2007 (the “Securities Purchase Agreement”) pursuant to which we agreed to sell convertible debentures in the principal amount of $100,000 and maturing on February 28, 2012 (the “Debentures”).  In addition, we issued to LJCI a warrant to purchase up to 10 million shares of our common stock at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007.  In August 2011, the Company and LJCI amended the debenture and the warrant agreements to extend the maturity date of the Debentures and the expiration date of the warrants to February 28, 2014.  On February 20, 2014, the Company and LJCI amended the debenture and the warrant agreements to further extend the maturity date of the Debentures and the expiration date of the warrants to February 28, 2016.

The Debentures are convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Debentures being converted multiplied by 110, minus the product of the Conversion Price (defined below) multiplied by 100 times the dollar amount of the Debentures being converted, with the entire result divided by the Conversion Price.  The “Conversion Price” is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the 20 trading days prior to the election to convert.  The Debentures accrue interest at 4.75% per year payable in cash or our common stock.  Through November 30, 2013, interest is being paid in cash.  If paid in stock, the stock will be valued at the rate equal to the Conversion Price of the Debentures in effect at the time of payment.  Upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the Debentures that the holder elected to convert in such conversion notice, plus accrued and unpaid interest.  Since February 28, 2008, the Company, at its sole discretion, has had the right, without limitation or penalty, to redeem the outstanding principal amount of the Debentures not yet converted by the holder into shares of its common stock, plus accrued and unpaid interest thereon.

Commencing in March 2008, we have operated on working capital provided by LJCI in connection with its exercise of warrants issued to it by the Company (which LJCI must exercise whenever it converts amounts owing under the convertible debenture it holds).  As of February 21, 2014 there were 4,307,629 shares remaining under the stock purchase warrant and a balance of $43,076 remaining on the convertible debenture.  Should LJCI continue to exercise all of its remaining warrants approximately $4.7 million of cash would be provided to the Company.  However, the Debenture Purchase Agreement limits LJCI’s stock ownership in the Company to 9.99% of our outstanding shares.

We expect that LJCI will continue to exercise the warrants and convert the Debentures over the next year, subject to the limitations of the Securities Purchase Agreement and availability of our authorized common stock, but cannot assure that LJCI will do so.  We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional equity securities, debt financing and/or the sale or licensing of our technologies.  We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures.  We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources.  If adequate funds are not available or are not available on acceptable terms, we may be unable to fund expansion, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

Series B Convertible Preferred Stock

On July 14, 2006, we completed a private placement of Series B convertible preferred stock.  A total of 17,000 shares of Series B convertible preferred stock were sold to accredited investors at a price of $100 per share.  Originally, the Series B shares were convertible at any time into shares of our common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Series B Conversion Price”).  The Series B Conversion Price was reduced to 85% of the then applicable Series B Conversion Price as a result of an event of default in the payment of preferred dividends.  The Series B Conversion Price is also subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like.  In addition, the Series B Conversion Price is subject to weighted average anti-dilution adjustments in the event that we sell shares of our common stock or other securities convertible into or exercisable for shares of our common stock at a per share price, exercise price or conversion price lower than the Series B Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, a joint venture and/or the issuance of employee stock options).  As a result of these adjustments, the Series B Conversion Price has been reduced to $0.0114 per share as of November 30, 2013.  Pursuant to the applicable Series B convertible preferred stock purchase agreement, each investor may only convert that number of shares of Series B convertible preferred stock into that number of shares of our common stock that does not exceed 9.99% of the outstanding shares of our common stock on the date of conversion.  The Series B convertible preferred stock does not have voting rights.

Commencing on the date of issuance of the Series B convertible preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued was declared effective by the Commission, we were required to pay on each outstanding share of Series B convertible preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (a) the Wall Street Journal Prime Rate plus 1%, or (b) 9%.  In no event was the dividend rate greater than 12% per annum.    The dividend was payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first day of that month.  In the event the Company did not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares was reduced to 85% of the otherwise applicable conversion price.  The Company did not pay the required monthly Series B preferred dividends since November 30, 2006, which, in part, has caused the conversion price to be reduced.  Subsequent to November 30, 2010, we received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B convertible preferred stock, which in turn terminated the requirement to accrue the related dividends.  Accordingly, no dividends have been accrued since November 30, 2010.  Total accrued but unpaid preferred dividends recorded in the accompanying consolidated balance sheet as of November 30, 2013 and November 30, 2012 are $290,724, of which $125,516 are recorded in permanent equity with the Series B preferred stock and $165,208 are recorded as a current liability in accounts payable and accrued expenses. As of November 30, 2013, there are 3,448 shares of Series B convertible preferred stock outstanding.

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

Cash provided by (used in) operating, investing and financing activities for the fiscal years ended November 30, 2013 and November 30, 2012 is as follows:

	November 30, 2013	November 30, 2012

Operating activities	$(1,251,137)	$(889,555)
Investing activities	-	1,500
Financing activities	1,197,870	682,200

Net decrease in cash and cash equivalents	$(53,267)	$(205,855)

Operating Activities

For the fiscal year ended November 30, 2013, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $222,575 included in our net loss for stock-based compensation and change in fair value of derivative liability, less changes in non-cash working capital totaling $104,280.  For the fiscal year ended November 30, 2012, the differences between our net loss and net cash used in operating activities are due to net non-cash charges and credits totaling $107,626 included in our net loss for stock-based compensation, interest, gain on disposition of equipment, gain from extinguishment of liabilities, and change in fair value of derivative liability, plus changes in non-cash working capital totaling $361,419 (principally the collection of the grant receivable of $303,102).

Investing Activities

We had no cash flows from investing activities during the year ended November 30, 2013.  During the year ended November 30, 2012, we sold surplus equipment for $1,500.

Financing Activities

During the year ended November 30, 2013, cash flows from financing activities related to LJCI converting $10,880 of the Debentures into shares of our common stock and exercising warrants to purchase 1,088,000 shares of our common stock at a price of $1.09 per share, resulting in total proceeds of $1,185,920.  Additionally, LJCI increased its advances by $11,950 towards the future exercise of warrants.  During the fiscal year ended November 30, 2012, principal cash flows from financing activities related to LJCI converting $8,570 of the Debentures into shares of our common stock and exercising warrants to purchase 857,000 shares of our common stock at a price of $1.09 per share, resulting in total proceeds of $934,130.  Additionally, LJCI decreased its advances by $251,930 towards the future exercise of warrants.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal years ended November 30, 2013 and 2012 begins on page F-1 of this Annual Report.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2013 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992). Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of November 30, 2013 and 2012, the following material weaknesses existed:

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

Due to these material weaknesses, management has concluded that our internal control over financial reporting was not effective as of November 30, 2013 and 2012.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Commission rules that permit the Company to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

			Director since the
Name	Age	Position	below date (1)
W. Gerald Newmin	76	Chairman, President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	December 1, 1995(2)

Stephen Chang	58	Director	June 16, 2004

Edward Sigmond	55	Director	May 17, 2000

Thomas A. Page	80	Director	September 11, 2003

D. Scott Lukeman(3)	58	Director	September 5, 2012

Grant Miller	58	Director	October 19, 2012

(1)	Each director serves until the next annual meeting of stockholders.

(2)	Elected as President, Chief Executive Officer, Chief Financial Officer, and Secretary on December 21, 2007.

(3)	Mr. Lukeman passed away on August 11, 2013.

W. Gerald “Jerry” Newmin joined MultiCell as a director in June 1995.  He currently serves as the Chairman, Chief Executive Officer, President, Chief Financial Officer and Secretary of MultiCell.  Mr. Newmin served as Chief Executive Officer of MultiCell from June 1995 to May 2006, and was appointed to serve again as Chief Executive Officer on December 21, 2007.  Mr. Newmin is Chairman, Chief Executive Officer, Secretary and a director of Xenogenics, a partially-owned subsidiary of MultiCell and Chief Executive Officer, Secretary and a director of MCTI, a partially-owned subsidiary of MultiCell. He has managed New York Stock Exchange and American Stock Exchange Fortune 500 companies. He was President of HealthAmerica Corporation, then the nation’s largest publicly-held HMO management company. He was Chief Executive Officer and President of The International Silver Company, a diversified multi-national manufacturing company that he restructured. He was Chief Operating Officer of numerous Whittaker Corporation operating units, including Production Steel Company, Whittaker Textiles, Bertram Yacht, Trojan Yacht, Columbia Yacht, Narmco Materials and Anson Automotive. He was instrumental in Whittaker’s entry into the U.S. and international health care markets. He was Western Regional Vice President of American Medicorp, Inc, where he managed 23 acute care hospitals in the Western United States. He retired as Chairman and Chief Executive Officer of SYS Technologies, Inc., a high-growth defense technology company in 2003.  Mr. Newmin has a Bachelor’s degree in Accounting from Michigan State University.  As our Chief Executive Officer, Mr. Newmin is specially qualified to serve on the Board because of his detailed knowledge of our operations and market.

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

Edward Sigmond has served as a director of MultiCell since May 2000.  In 2003, he founded The Great American Food Chain, a public restaurant holding company with the mission to incubate and develop successful restaurant concepts, where he currently serves as Chief Executive Officer  and Chairman of the Board.  Mr. Sigmond is a partner in Sigmond and Johnson, Inc., a Dallas-based investment banking firm specializing in working with public micro cap companies through the early stages of development.  Mr. Sigmond owns Kestrel Holdings, Inc., a real estate and equity investment company focusing on the restaurant and bar market in the Dallas area. He is a member of the board of directors of Na Zdravi Ventures, a.s., a Hooters of America franchisee for the Czech Republic and Slovak Republic.  Mr. Sigmond has held other executive sales, marketing and operations management positions over his 25 years of working experience. These include founder and president of American Machine and Bearing and Specialty Food Products. He was Assistant to the President of Alpha Aviation and Vice President/Regional Manager of Geodata Corporation.  Mr. Sigmond’s extensive business background makes him a valuable addition to the Board.

Thomas A. Page has served as a director of MultiCell since September 2003.  Mr. Page is Director Emeritus and former Chairman of the board of directors and Chief Executive Officer of Enova Corporation and San Diego Gas and Electric Company (now part of Sempra Energy).  Prior to the formation of Sempra Energy Corporation as a holding company in 1998, at various times Mr. Page was San Diego Gas and Electric Company’s Chairman, President and Chief Executive Officer and  held one or more of these positions until his retirement in 1998.  Mr. Page joined San Diego Gas and Electric Company in 1978 as Executive Vice President and Chief Operating Officer.  In 1981, he was elected President and Chief Executive Officer and added the chairmanship in 1983.  Mr. Page has been active in numerous industrial, community and governmental associations and has funded medical research.  Mr. Page earned a Bachelor of Science degree in civil engineering, a masters degree in industrial administration and was awarded an honorary doctorate in management, all from Purdue University.  He has been licensed as an engineer and as a certified public accountant.   Mr. Page’s extensive business background makes him a valuable addition to the Board.

Grant Miller has served as a director of MultiCell since October 2012.  Mr. Miller received his B.A. from Loma Linda University in Riverside, California and an MBA; Finance from the University of San Diego, in San Diego, California. Mr. Miller has served as Chief Financial & Operating Officer of Encore Semi, LLC since 2013, and has previously served as Chief Financial & Operating Officer of Sandel Avionics, Inc., Chief Financial Officer of Rapid Bridge, LLC, General Manager & Division Controller of Scubapro, Chief Financial Officer of USA Broadband, Inc., Chief Financial Officer & Senior Vice President Operations of Alitum, and held several positions with WorldXchange and Time Warner Cable, including International Director of Development in Spain and Portugal, Regional Vice President Finance, Corporate Mergers & Acquisitions Analyst, Manager, Finance and Information Systems and Financial Analysis.  Mr. Miller’s extensive business background makes him a valuable addition to the Board.

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

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board held five meetings in 2013, four of which were telephonic. All board members were present, either in person or on the telephone in the case of the telephonic meetings, at all meetings.

Board Committees

Our Board has established an Audit Committee and a Nominating, Corporate Governance and Compensation Committee (the “Nominating Committee”). The members of each committee are appointed by the Board, upon recommendation of the Nominating Committee, and serve one-year terms. Each of these committees operates under a charter that has been approved by the Board. The charter for each committee is available on the Company’s website. The Audit Committee met four times during 2013. The Nominating Committee met two times during 2013.

Audit Committee

The Audit Committee of the Board oversees the Company’s corporate accounting and financial reporting process.  For this purpose, the Audit Committee performs several functions.  The Audit Committee evaluates the performance of and assesses the qualifications of the independent registered public accounting firm; determines and approves the engagement of the independent registered public accounting firm; determines whether to retain or terminate the existing independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm; reviews and approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on the Company’s audit engagement team as required by law; confers with management and the independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; reviews the financial statements to be included in the Company’s Annual Report on Form 10-K; and discusses with management and the independent registered public accounting firm the results of the annual audit and the results of the Company’s quarterly financial statements.  Three directors comprise the Audit Committee: Grant Miller (Chairman), Edward Sigmond and Thomas Page. Mr. Miller was appointed as the chairman of the Audit Committee on October 19, 2012.

The Board annually reviews the NASDAQ listing standards definition of independence for Audit Committee members and has determined that all members of the Company’s Audit Committee are independent (as independence is currently defined in Rule 10A-3 of the Exchange Act).  The Board has determined that Grant Miller, Thomas Page and Edward Sigmond each qualify as “audit committee financial experts”, as defined in applicable Commission rules.  The Board made a qualitative assessment of Grant Miller’s, Thomas Page’s and Edward Sigmond’s level of knowledge and experience based on a number of factors, including their formal education and experience as financial experts and their prior experience as certified public accountants, as further set forth in the subsection above entitled “The Directors and Executive Officers of the Company”.  The Audit Committee met four times during the fiscal year ended November 30, 2013.

Nominating, Corporate Governance and Compensation Committee

The Nominating Committee provides assistance to the corporate directors in fulfilling their responsibility to the stockholders, potential stockholders, and investment community to ensure that the Company's officers, key executives, and Board members are compensated in accordance with the Company’s total compensation objectives and executive compensation policy. The Nominating Committee advises, recommends, and approves compensation policies, strategies, and pay levels necessary to support organizational objectives. The Nominating Committee maintains free and open means of communication between the Board and the Chief Executive Officer of the Company.

The Nominating Committee responsibilities include:

•	Assisting the Company in defining an executive total compensation policy that (i) supports the Company’s overall business strategy and objectives, (ii) attracts and retains key executives, (iii) links total compensation with business objectives and organizational performance in good and bad times, and (iv) provides competitive total compensation opportunities at a reasonable cost while enhancing stockholder value creation.

•	Acting on behalf of the Board in setting executive compensation policy, administering compensation plans approved by the Board and stockholders, and making decisions or developing recommendations for the Board with respect to the compensation of key Company executives.

•	Reviewing and recommending to the full Board for approval the annual base salary levels, annual incentive opportunity levels, long-term incentive opportunity levels, executive prerequisites, employment agreements (if and when appropriate), change in control provisions/agreements (if and when appropriate), benefits, and supplemental benefits of the Chief Executive Officer.

•	Evaluating annually the Chief Executive Officer’s compensation levels and payouts against (i) pre-established performance goals and objectives, and (ii) an appropriate peer group.

•	Keeping abreast of current developments in executive compensation outside the Company.

•	Meeting regularly and/or as needed to consider the nomination and screening of Board member candidates, evaluate the performance of the Board and its members, as well as termination of membership of Board members in accordance with corporate policy, conflicts of interest, for cause or other appropriate reasons.

•	Submiting the minutes of all meetings of the Nominating Committee to, or discussing the matters discussed at each committee meeting with, the Board.

•	Administering the stock incentive plans.

The members of the Nominating Committee are Edward Sigmond, Chairman and Thomas Page.  Scott Lukeman was a member of the Nominating Committee until his death on August 11, 2013.  The Nominating Committee met two times during the fiscal year ended November 30, 2013.

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

In considering whether to recommend any particular candidate for inclusion in the Board’s slate of recommended director nominees, the Nominating Committee applies certain criteria, including:

•	The candidate’s honesty, integrity and commitment to high ethical standards;

•	Demonstrated financial and business expertise and experience;

•	Understanding of the Company, its business and its industry;

•	Actual or potential conflicts of interest; and

•	The ability to act in the interests of all stockholders.

The Nominating Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a significant breadth of experience, knowledge and abilities that will allow our Board to fulfill its responsibilities.

The Nominating Committee will consider director candidates recommended by stockholders or groups of stockholders who have owned more than five percent of our common stock for at least a year as of the date the recommendation is made. Stockholders may recommend individuals to the Nominating Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than five percent of our common stock for at least a year as of the date such recommendation is made, to the Nominating Committee, c/o Corporate Secretary, MultiCell Technology, Inc., 86 Cumberland Street, Suite 301, Woonsocket, Rhode Island 02895. Assuming that appropriate biographical and background material have been provided on a timely basis, the Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.  There have been no material changes to the procedures by which the stockholders may recommend nominees to the Board since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2012.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of ten percent or more of our common stock (the “Reporting Persons”) are required to report to the Commission on a timely basis the initiation of their status as a Reporting Person and any changes regarding their beneficial ownership of our common stock. The Company believes that, during 2013, the Reporting Persons complied with all Section 16(a) filing requirements and the Company does not know of any failure of any Reporting Person to file on a timely basis reports required by Section 16(a) of the Exchange Act with the exception of the Form 4 being filed late by each of our directors with respect to such director’s option grant disclosed in Item 11 of this Annual Report on Form 10-K.

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

The base salary we paid to our executive in 2013 and 2012 is reflected in the summary compensation table below.

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

Summary Compensation Table

			Stock	Option	All Other
		Salary	Awards	Awards	Compensation	Total
Name and Principal Position(1)	Year	($)	($)	($)	($)	($)
W. Gerald Newmin, (2)	2013	$180,000	$0	$5,500(3)	$2,000(4)	$187,500
Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and Director	2012	$180,000	$0	$3,000(5)	$2,750(6)	$185,750

(1) During fiscal years ended November 30 2013 and 2012, the listed person was the only principal executive officer of the Company and the only person that earned more than $100,000 during either of such fiscal years.

(2) Appointed as President, Chief Executive Officer, Chief Financial Officer, and Secretary on December 21, 2007.

(3) In August 2013, Mr. Newmin was granted an option to acquire 5,000,000 shares of our common stock at an exercise price of $0.0011 per share.  The option vests quarterly over one year and expires five years after the grant date.  The weighted average assumptions used in determining the fair value of the option under the Black-Scholes model for expected volatility, dividends, expected term, and risk-free interest rate were 175%; 0%; 5 years; and 1.60%; respectively.

(4) This amount represents fees earned in consideration for attending meetings of the Board during the fiscal year ended November 30, 2013.  Mr. Newmin earned $1,000 for each meeting of the Board attended in person and $250 for each meeting attended by teleconference during the fiscal year ended November 30, 2013.  The Company’s policy for director fees earned in the fiscal year ended November 30, 2013 is to pay such fees in cash.

(5) In June 2012, Mr. Newmin was granted an option to acquire 1,000,000 shares of our common stock at an exercise price of $0.0032 per share.  The option vests quarterly over one year and expires five years after the grant date.  The weighted average assumptions used in determining the fair value of the option under the Black-Scholes model for expected volatility, dividends, expected term, and risk-free interest rate were 170%; 0%; 5 years; and 0.62%; respectively.

(6) This amount represents fees earned in consideration for attending meetings of the Board during the fiscal year ended November 30, 2012.  Mr. Newmin earned $1,000 for each meeting of the Board attended in person and $250 for each meeting attended by teleconference during the fiscal year ended November 30, 2012.  The Company’s policy for director fees earned in the fiscal year ended November 30, 2012 is to pay such fees in cash.

Contracts, Termination of Employment and Change-in-Control Arrangements

Employment Agreement with W. Gerald Newmin.  Mr. Newmin does not have a written employment agreement with the Company. Mr. Newmin’s base salary is $15,000 per month.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows for the fiscal year ended November 30, 2013, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
			Equity					Plan	Market or
			Incentive					Awards:	Payout
			Plan				Market	Number of	Value of
			Awards:			Number	Value of	Unearned	Unearned
	Number of	Number of	Number of			of Shares	Shares or	Shares,	Shares,
	Securities	Securities	Securities			or Units	Units of	Units or	Units or
	Underlying	Underlying	Underlying			of Stock	Stock	Other	Other
	Unexercised	Unexercised	Unexercised	Option	Option	That	That	Rights That	Rights That
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	Vested (#)	Vested ($)	Vested (#)	Vested ($)
W. Gerald Newmin(1)	1,250,000	3,750,000	0	$0.0011	8/16/18	0	0	0	0
W. Gerald Newmin	1,000,000	0	0	$0.0032	6/1/17	0	0	0	0
W. Gerald Newmin	1,000,000	0	0	$0.0092	7/11/16	0	0	0	0
W. Gerald Newmin	1,000,000	0	0	$0.0080	6/28/15	0	0	0	0
W. Gerald Newmin	1,000,000	0	0	$0.0110	6/25/14	0	0	0	0
W. Gerald Newmin	333,553	0	0	$0.0190	9/23/14	0	0	0	0

(1) Mr. Newmin was granted an option on August 16, 2013 to purchase 5,000,000 shares of our common stock.  The option has an exercise price of $0.0011, vests quarterly over one year from the grant date, and expires five years after the grant date.

NON-EMPLOYEE DIRECTOR COMPENSATION

The following table details the total compensation of our non-employee directors for the fiscal year ended November 30, 2013.

	Fees Earned or		Option Awards
Name	Paid in Cash ($)	Stock Awards ($)	($)(3)	Total ($)

Stephen Chang	$1,250	$0	$5,500(1)	$6,750

Thomas A. Page	$3,500	$0	$5,500(1)	$9,000

Edward Sigmond	$4,000	$0	$5,500(1)	$9,500

D. Scott Lukeman(2)	$500	$0	$0	$500

Grant Miller	$4,000	$0	$5,500(1)	$9,500

(1)  On August 16, 2013, each director was granted an option to acquire 5,000,000 shares of our common stock at an exercise price of $0.0011 per share.  Each option vests quarterly over one year and expires five years after the grant date.  The weighted average assumptions used in determining the fair value of the option under the Black-Scholes model for expected volatility, dividends, expected term, and risk-free interest rate were 175%; 0%; 5 years; and 1.60%; respectively.

(2)  On August 11, 2013, Mr. Lukeman passed away.

(3)  As of November 30, 2013, the following non-employee directors held options to purchase the following numbers of shares of our common stock:  Mr. Chang, 9,256,578; Mr. Page, 9,555,921; Mr. Sigmond, 9,307,895; and Mr. Miller, 6,000,000.  Options exercisable within 60 days of February 21, 2014, are included in the table below in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, under the subtitle of “Beneficial Ownership of Directors, Officer and 5% Shareholders”.

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

Each director of the Company was also granted an option on August 16, 2013 to purchase 5,000,000 shares of our common stock.  The options have an exercise price of $0.0011, vest quarterly over one year from the grant date, and expire five years after the grant date.  The options granted are pursuant to our 2004 Equity Incentive Plan.  None of the options granted are incentive stock options, as defined in the Internal Revenue Code.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Directors, Officers and 5% Stockholders

The following table sets forth, as of February 21, 2014, certain information as to shares of our common stock owned by (i) each person known to beneficially own more than five percent of our outstanding common stock or preferred stock, (ii) each of our directors, and executive officers named in our summary compensation table, and (iii) all of our executive officers and directors as a group.  Unless otherwise indicated, the address of each named beneficial owner is the same as that of our principal executive offices located at 86 Cumberland Street, Suite 301, Woonsocket, Rhode Island, 02895.

	Number of		Number of
	Shares of	Percent of	Shares of	Percent of
	Common Stock	Common Stock	Preferred Stock	Preferred Stock
	Beneficially	Beneficially	Beneficially	Beneficially
Name and Address of Beneficial Owner (1)	Owned (2)	Owned	Owned	Owned
Mercator Momentum Fund III (3)	36,294,737	1.14%	3,448	100.00%
La Jolla Cove Investors, Inc. (4)	349,873,104	9.99%	–	–
W. Gerald Newmin (5)	15,086,307	*	–	–
Thomas A. Page (6)	10,317,482	*	–	–
Stephen Chang, Ph.D. (7)	9,258,812	*	–	–
Edward Sigmond (8)	9,151,378	*	–	–
Grant Miller (9)	4,150,000	*	–	–
All executive officers and directors as a group (five persons)	47,963,979	1.50%	–	–

*	Represents less than 1% of the issued and outstanding shares of the applicable class of equity securities of the Company as of February 21, 2014.

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the Commission, shares of our common stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, or other rights, are deemed outstanding for purposes of computing shares beneficially owned by the percentage ownership of each such person and group. Applicable percentages are based on 3,152,360,170 shares of our common stock and 3,448 shares of our Series B preferred stock outstanding on February 21, 2014, and are calculated as required by rules promulgated by the Commission.

(2)	Unless otherwise noted, all shares listed are owned of record and the record owner has sole voting and investment power, subject to community property laws where applicable.

(3)	Includes 36,294,737 shares of our common stock issuable to Mercator Momentum Fund III upon conversion of 3,448 shares of Series B Preferred Stock. The last known address of Mercator Momentum Fund III is P.O. Box 4571, 2nd Floor, Palm Grove House, Wickhams Cay, Road Town, Tortola, British Virgin Islands.

(4)	Represents the maximum possible amount of shares of the Company’s commons stock (i) held by LJCI, (ii) issuable to LJCI upon the exercise of a common stock warrant it holds, and (iii) issuable to LJCI upon the conversion of the Debenture, all as of February 21, 2014. Pursuant to the terms of the warrant and Debenture, LJCI may not acquire shares of our common stock to the extent such acquisition would cause LJCI to own more than 9.99% of our outstanding common stock immediately after such acquisition. Provided the aforementioned 9.99% cap is complied with, LJCI may in the future exercise or convert into, as applicable, a significant amount of additional shares of our common stock (e.g. as of February 21, 2014, there are a total of 4,307,629 shares remaining under the stock purchase warrant and a balance of $43,076 remaining on the Debenture, which is convertible pursuant to the formula set forth in the Debenture listed in the Exhibits section of this Annual Report on Form 10-K). LJCI’s address is 1793 Union Street, San Francisco, CA 94123.

(5)	Includes (i) 5,853,689 shares of our common stock of which 3,920,914 shares are held by Newmin Corbett Trust U/A 5/10/02, W. G. Newmin and Barbara L. Corbett TTEES, for which Mr. Newmin and his spouse serve as trustees; 1,399,210 shares of our common stock are held by Cay J Associates, Ltd., a Partnership, for which Mr. Newmin and his spouse serve as partners; 502,011 shares of our common stock are held by FMTC Custodian W. G. Newmin IRA, for which Mr. Newmin is the beneficiary; and 31,554 shares of our common stock are held by W. Gerald Newmin IRA, for which Mr. Newmin is the beneficiary, (ii) 1,029,065 shares of our common stock issuable to Mr. Newmin upon the exercise of warrants within 60 days of February 21, 2014, (iii) 7,983,553 shares of our common stock issuable to Mr. Newmin under options exercisable within 60 days of February 21, 2014, and (iv) warrants to purchase 220,000 shares of our common stock issuable upon exercise of warrants owned by Mr. Newmin’s spouse. Mr. Newmin disclaims beneficial ownership of the aforementioned stock warrants beneficially owned by Mr. Newmin’s spouse, except to the extent of his pecuniary interest therein.

(6)	Includes (i) 1,635,658 shares of our common stock, (ii) 475,903 shares of our common stock issuable upon the exercise of common stock warrants within 60 days of February 21, 2014, and (iii) 8,205,921 shares of our common stock issuable under options exercisable within 60 days of February 21, 2014.

(7)	Includes (i) 988,163 shares of our common stock, (ii) 364,071 shares of our common stock issuable upon the exercise of common stock warrants within 60 days of February 21, 2014 and (iii) 7,906,578 shares of our common stock issuable under options exercisable within 60 days of February 21, 2014.

(8)	Includes (i) 1,031,906 shares of our common stock, (ii) 161,577 shares of our common stock issuable upon the exercise of common stock warrants within 60 days of February 21, 2014 and (iii) 7,957,895 shares of our common stock issuable under options exercisable within 60 days of February 21, 2014.

(9)	Includes 4,150,000 shares of our common stock issuable upon the exercise of common stock warrants within 60 days of February 21, 2014.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the securities authorized for issuance under equity compensation plans as of November 30, 2013.

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	column (a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders (1)	50,399,503	$0.0040	23,574,710

Equity compensation plans not approved by shareholders (2)	400,000	$0.2000

	50,799,503	$0.0055

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, none of the following parties has, in the fiscal year ending November 30, 2013, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since December 1, 2012, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds the lesser of (1) $120,000 and (2) one percent of the average of our total assets at year end for the last three completed fiscal years, in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest, other than the transactions described below.  All future transactions between us and any of our directors, executive officers or related parties will be subject to the review and approval of our Audit Committee.

La Jolla Cove Investors, Inc.

We entered into a Securities Purchase Agreement with LJCI on February 28, 2007, pursuant to which we agreed to sell a convertible debenture in the principal amount of $100,000 and maturing on February 28, 2012 (the “Debentures”).  The Debentures accrue interest at 4.75% per year, payable at each conversion date, in cash or shares of our common stock at the option of LJCI.  The proceeds from the Debentures were deposited on March 5, 2007. In connection with the Debentures, we issued LJCI a warrant to purchase up to 10 million shares of our common stock (the “LJCI Warrant”) at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007.  On August 16, 2011, we and LJCI amended the Debentures to extend the maturity date to February 28, 2014, and amended the LJCI Warrant to extend its expiration date to February 28, 2014.  On February 20, 2014, we and LJCI amended the Debentures to further extend the maturity date to February 28, 2016, and amended the LJCI Warrant to further extend its expiration date to February 28, 2016.  Pursuant to the terms of the LJCI Warrant, upon the conversion of any portion of the principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the Debenture being converted.  Therefore, for each $1,000 of the principal converted, LJCI would be required to simultaneously purchase 100,000 shares under the LJCI Warrant at $1.09 per share.

The Debentures are convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Debentures being converted multiplied by 110, minus the product of the Conversion Price multiplied by 100 times the dollar amount of the Debentures being converted, with the entire result divided by the Conversion Price.  The Conversion Price is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the 20 trading days prior to the election to convert.  During the year ended November 30, 2013, LJCI converted $10,880 of the Debenture into 1,259,902,474 shares of our common stock.  Simultaneously with these conversions, LJCI exercised warrants to purchase 1,088,000 shares of our common stock.  Proceeds from the exercise of the warrants were $1,185,920.  As of November 30, 2013, the balance of the Debentures was $45,146 and there were remaining warrants to purchase 4,514,629 shares of our common stock at $1.09 per share.  During the period from December 1, 2013 through February 21, 2014, LJCI has converted an additional $2,070 of the Debentures into 541,359,667 shares of our common stock.  Simultaneously with these additional conversions, LJCI exercised additional warrants to purchase 207,000 shares of our common stock.  Proceeds from the additional exercise of warrants were $225,630.  As of February 21, 2014, the balance of the Debentures is $43,076 and there are remaining warrants to purchase 4,307,629 shares of our common stock at $1.09 per share.

Board Determination of Independence

We comply with the standards of “independence” prescribed by rules set forth by the National Association of Securities Dealers (“NASD”). Accordingly, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a material relationship with the Company which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. A director who is or, at any time during the past three years, was employed by the Company or by any parent or subsidiary of the Company, shall not be considered independent. Accordingly, Thomas Page, Edward Sigmond, Dr. Chang and Grant Miller meet the definition of “independent director” under Rule 5605(a)(2) of the NASD Listing Manual; Mr. Newmin does not.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees of Hansen, Barnett & Maxwell, P.C. (“HBM”) and of Eide Bailly, LLP (“Eide Bailly”), our independent auditors, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two years for other services.  The resignation of  HBM and our appointment of Eide Bailley was disclosed in that certain Current Report on Form 8-K filed by us with the Commission on September 12, 2013.

Fee Category	2013	2012

Audit Fees(1)	$54,500	$37,910
Audit-Related Fees(2)	$0	$0
Tax Fees(3)	$2,625	$6,112
All Other Fees(4)	$0	$0

(1)           Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended November 30, 2013 and 2012.

(2)           Audit-related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” These fees include review of registration statements and participation at meetings of the audit committee.

(3)           Tax fees consist of aggregate fees billed for professional services for tax compliance, tax advice and tax planning.  For the fiscal years ended November 30, 2013 and 2012, “Tax Fees” consist of compliance services for the preparation of state and federal income tax returns for MultiCell, MCTI, and Xenogenics.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

MULTICELL TECHNOLOGIES, INC.
(Registrant)

By	/s W. Gerald Newmin
W. Gerald Newmin
Chairman, CEO, CFO, President, Treasurer and Secretary
Dated February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Gerald Newmin	Chairman, CEO, CFO, President,	February 28, 2014
W. Gerald Newmin	Treasurer and Secretary

/s/ Stephen Chang	Director	February 28, 2014
Stephen Chang

/s/ Edward Sigmond	Director	February 28, 2014
Edward Sigmond

/s/ Thomas A. Page	Director	February 28, 2014
Thomas A. Page

/s/ Grant Miller	Director	February 28, 2014
Grant Miller

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1 (1)	Asset Contribution Agreement dated September 7, 2005 by and among MultiCell Technologies, Inc., Astral Therapeutics, Inc., Alliance Pharmaceutical Corp., and Astral, Inc.
3.1 (2)	Certificate of Incorporation, as filed on April 28, 1970.
3.2 (2)	Certificate of Amendment, as filed on October 27, 1986.
3.3 (2)	Certificate of Amendment, as filed on August 24, 1989.
3.4 (2)	Certificate of Amendment, as filed on July 31, 1991.
3.5 (2)	Certificate of Amendment, as filed on August 14, 1991.
3.6 (2)	Certificate of Amendment, as filed on June 13, 2000.
3.7 (3)	Certificate of Amendment, as filed May 18, 2005.
3.8 (21)	Certificate of Correction, as filed June 2, 2005.
3.9 (12)	Certificate of Amendment, as filed September 1, 2010.
3.10 (14)	Certificate of Amendment, as filed July 13, 2011.
3.11 (18)	Certificate of Amendment, as filed August 29, 2012.
3.12 (22)	Certificate of Incorporation, as amended as of February 28, 2013.
3.13 (2)	Bylaws, as amended May 18, 2005.
3.14 (2)	Specimen Stock Certificate.
4.1 (4)	Certificate of Designations of Preferences and Rights of Series I Convertible Preferred Stock, as filed on July 13, 2004.
4.2 (5)	Certificate of Designation of Series B Convertible Preferred Stock, as filed on July 14, 2006.
4.3 (6)	Securities Purchase Agreement between MultiCell Technologies, Inc. and La Jolla Cove Investors, Inc. dated February 28, 2007.
4.4 (6)	4 ¾ % Convertible Debenture for $100,000 issued by MultiCell Technologies, Inc. to La Jolla Cove Investors, Inc.
4.5 (6)	Warrant to Purchase Common Stock dated February 28, 2007.
4.6 (6)	Letter dated February 28, 2007 to MultiCell Technologies, Inc. from La Jolla Cove Investors, Inc.
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

10.1 (8)	Letter Agreement between Amarin Neuroscience Limited and the Company dated October 26, 2006.
10.2 (9)	Letter Agreement between Amarin Neuroscience Limited and the Company dated June 28, 2006.
10.3 (10)	Worldwide Exclusive License Agreement dated as of December 31, 2005 between MultiCell Technologies, Inc. and Amarin Neuroscience Limited dated December 31, 2005.
10.4 (11)	License Agreement between Corning Incorporated and the Company dated October 9, 2007.
10.5 (12)	Amended and Restated 2004 Equity Incentive Plan.
10.6 (13)	Exclusive License Agreement, dated September 30, 2010, between Xenogenics Corporation and Rutgers, The State University of New Jersey.
10.7 (13)	Foreclosure Sale Agreement, dated as of September 30, 2010, among Xenogenics Corporation, Venture Lending & Leasing IV, Inc., Venture Lending & Leasing V, Inc. and Silicon Valley Bank.
10.8 (15)	Addendum to Convertible Debenture and Equity Investment Agreement, by and between MultiCell Technologies, Inc. and La Jolla Cove Investors, Inc. dated as of August 16, 2011.
10.9 (16)	Sponsored Research Agreement, dated as of July 5, 2011, by and between MultiCell Technologies, Inc., and University Health Network. +
10.10 (17)
Amendment to Foreclosure Sale Agreement, dated as of September 30, 2010, by and among Xenogenics Corporation, Venture Lending & Leasing IV, Inc., Venture Lending & Leasing V, Inc. and Silicon Valley Bank, dated as of September 30, 2011.

52

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

10.13*	Sponsored Research Agreement, dated as of September 27, 2013, by and between MultiCell Technologies, Inc., and Anand Ghanekar, M.D., Ph.D. +
10.14 (23)
Amendment No. III to Foreclosure Sale Agreement, dated as of September 30, 2010, by and among Venture Lending & Leasing IV, Inc., Venture Lending & Leasing V, Inc. Silicon Valley Bank, and Xenogenics Corporation, dated as of October 11, 2013.

10.15 *	Addendum 2 to Convertible Debenture and Equity Investment Agreement, by and between MultiCell Technologies, Inc. and La Jolla Cove Investors, Inc. dated as of February 20, 2014.
21.1*	List of Subsidiaries.
23.1*	Consent of Eide Bailly, LLP.
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

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
(22) Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on February 28, 2013
(23) Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on October 15, 2013.

54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders
MultiCell Technologies, Inc.
Woonsocket, Rhode Island

We have audited the accompanying consolidated balance sheet of MultiCell Technologies, Inc. and Subsidiaries (collectively the Company) as of November 30, 2013 and the related consolidated statements of operations, equity (deficiency), and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidences supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MultiCell Technologies, Inc. as of November 30, 2013 and the consolidated results of  its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered losses from operations and had negative cash flows from operating activities during the year ended November 30, 2013 and as of November 30, 2013, the Company had a working capital deficit and a stockholders’ deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Eide Bailly LLP

Salt Lake City, Utah
February 28, 2014

www.eidebailly.com

5 Triad Center, Ste. 750  |  Salt Lake City, UT 84180-1128  |  T 801.532.2200  |  F 801.532.7944  |  EOE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
MultiCell Technologies, Inc.
Woonsocket, Rhode Island

We have audited the accompanying consolidated balance sheet of MultiCell Technologies, Inc. and subsidiaries (the Company) as of November 30, 2012, and the related consolidated statements of operations, equity (deficiency), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MultiCell Technologies, Inc. and subsidiaries as of November 30, 2012, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered losses from operations and had negative cash flows from operating activities during the year ended November 30, 2012 and as of November 30, 2012, the Company had a working capital deficit and a stockholders’ deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
February 28, 2013

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2013	2012
ASSETS

Current assets
Cash and cash equivalents	$146,205	$199,472
Other current assets	32,600	11,293
Total current assets	178,805	210,765

Property and equipment, net of accumulated depreciation of $40,561	-	-

Other assets	280	280

Total assets	$179,085	$211,045

LIABILITIES AND EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$1,072,521	$1,106,177
Payable to related party	50,000	50,000
Advance from warrant holder	61,950	50,000
Convertible debentures	45,146	-
Current portion of deferred revenue	49,318	49,318
Total current liabilities	1,278,935	1,255,495

Non-current liabilities
Convertible debentures	-	56,026
Deferred revenue, net of current portion	449,424	498,741
Derivative liability related to Series B convertible preferred stock	18,147	19,245
Total non-current liabilities	467,571	574,012

Total liabilities	1,746,506	1,829,507

Commitments and contingencies	-	-

Equity (Deficiency)
MultiCell Technologies, Inc. equity (deficiency)
Undesignated preferred stock, $0.01 par value; 963,000 shares authorized; zero shares issued and outstanding	-	-
Series B convertible preferred stock, 17,000 shares designated; 3,448 shares issued and outstanding: liquidation value of $470,316	461,835	461,835
Series I convertible preferred stock, 20,000 shares designated; zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 5,000,000,000 shares authorized; 2,610,793,503 and 1,349,803,029 shares issued and outstanding at November 30, 2013 and 2012, respectively	26,107,935	13,498,030
Additional paid-in capital	16,556,524	27,755,595
Accumulated deficit	(43,489,211)	(42,254,594)
Total MultiCell Technologies, Inc. stockholders' equity (deficiency)	(362,917)	(539,134)
Noncontrolling interests	(1,204,504)	(1,079,328)
Total equity (deficiency)	(1,567,421)	(1,618,462)

Total liabilities and equity (deficiency)	$179,085	$211,045

See accompanying notes to consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	November 30,
	2013	2012

Revenue	$49,318	$49,318

Operating expenses
Selling, general and administrative	879,388	869,858
Research and development	314,283	427,994
Stock-based compensation	223,673	326,329

Total operating expenses	1,417,344	1,624,181

Loss from operations	(1,368,026)	(1,574,863)

Other income (expense)
Interest expense	(2,691)	(8,137)
Change in fair value of derivative liability	1,098	88,663
Gain on extinguishment of liabilities	-	133,540
Gain on disposition of equipment	-	1,500
Interest income	187	697

Total other income (expense)	(1,406)	216,263

Net loss	(1,369,432)	(1,358,600)

Less net loss attributable to the noncontrolling interests	(134,815)	(102,350)

Net loss attributable to MultiCell Technologies, Inc.	$(1,234,617)	$(1,256,250)

Basic and Diluted Loss Per Common Share	$(0.00064)	$(0.00121)

Basic and Diluted Weighted-Average
Common Shares Outstanding	1,915,730,106	1,035,175,041

See accompanying notes to consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)
For the Years Ended November 30, 2012 and 2013

	Preferred Stock						Additional			Total
	Series B		Series I		Common Stock		Paid in	Accumulated	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Par Value	Capital	Deficit	Interests	(Deficiency)

Balance at November 30, 2011	11,339	$1,349,844	5,734	$573,400	823,385,986	$8,233,860	$30,064,619	$(40,998,344)	$(976,978)	$(1,753,599)

Issuance of common stock for
conversion of 4.75%
debentures	-	-	-	-	469,130,793	4,691,308	(4,682,738)	-	-	8,570

Issuance of common stock for
exercise of warrants	-	-	-	-	857,000	8,570	925,560	-	-	934,130

Conversion of Series B and Series
I preferred stock into common
stock and settlement or related
accrued preferred dividends	(7,891)	(888,009)	(5,734)	(573,400)	56,429,250	564,292	1,121,825	-	-	224,708

Stock-based compensation	-	-	-	-	-	-	326,329	-	-	326,329

Net loss	-	-	-	-	-	-	-	(1,256,250)	(102,350)	(1,358,600)

Balance at November 30, 2012	3,448	461,835	-	-	1,349,803,029	13,498,030	27,755,595	(42,254,594)	(1,079,328)	(1,618,462)

Issuance of common stock for
conversion of 4.75%
debentures	-	-	-	-	1,259,902,474	12,599,025	(12,588,145)	-	-	10,880

Issuance of common stock for
exercise of warrants	-	-	-	-	1,088,000	10,880	1,175,040	-	-	1,185,920

Stock-based compensation	-	-	-	-	-	-	214,034	-	9,639	223,673

Net loss	-	-	-	-	-	-	-	(1,234,617)	(134,815)	(1,369,432)

Balance at November 30, 2013	3,448	$461,835	-	$-	2,610,793,503	$26,107,935	$16,556,524	$(43,489,211)	$(1,204,504)	$(1,567,421)

See accompanying notes to consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	November 30,
	2013	2012
Cash flows from operating activities
Net loss	$(1,369,432)	$(1,358,600)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	223,673	326,329
Interest expense from amortization of discount on convertible debentures	-	5,000
Change in fair value of derivative liability	(1,098)	(88,663)
Gain from extinguishment of liabilities	-	(133,540)
Gain from disposition of equipment	-	(1,500)
Changes in assets and liabilities
Grant receivable	-	303,102
Other current assets	(21,307)	(695)
Accounts payable and accrued liabilities	(33,655)	108,330
Deferred revenue	(49,318)	(49,318)
Net cash used in operating activities	(1,251,137)	(889,555)

Cash flows from investing activities
Proceeds from disposition of equipment	-	1,500
Net cash provided by investing activities	-	1,500

Cash flows from financing activities
Proceeds from the exercise of stock warrants	1,185,920	934,130
Change in receivable or advance from warrant holder	11,950	(251,930)
Net cash provided by financing activities	1,197,870	682,200
Net decrease in cash and cash equivalents	(53,267)	(205,855)
Cash and cash equivalents at beginning of year	199,472	405,327
Cash and cash equivalents at end of year	$146,205	$199,472

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,817	$3,245
Noncash Investing and Financing Activities:
Issuance of common stock for conversion of 4.75% debentures	10,880	8,570
Conversion of Series B preferred stock into common stock	-	769,690
Conversion of Series I preferred stock into common stock	-	573,400
Issuance of common stock in settlement of preferred dividends	-	30,000

See accompanying notes to consolidated financial statements.

 MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2013 and 2012

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

Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses, and advance from debenture holder approximate fair value because of the short maturity of those instruments.  The fair value of convertible debentures was approximately $45,146 and $56,026 at November 30, 2013 and 2012, respectively.

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

Revenue Recognition – In the years covered by these consolidated financial statements, the Company's operating revenues have been generated primarily from license revenue under agreements with Corning Incorporated (“Corning”) and Pfizer Inc.  Management believes such sources of revenue will be part of the Company's ongoing operations.  When applicable, the Company recognizes revenue from licensing and research agreements as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable and the collection of the contractual amounts is reasonably assured.  In situations where the Company receives payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed.  Deferred revenues associated with services expected to be performed within the 12 - month period subsequent to the balance sheet date are classified as a current liability.  Deferred revenues associated with services expected to be performed at a later date are classified as non-current liabilities.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2013 and 2012

Property and Equipment – Property and equipment are recorded at cost.  Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets, generally three to ten years.  As of November 30, 2013 and 2012, all property and equipment is fully depreciated.

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

Loss Per Common Share – Basic loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average common shares outstanding during each period.  Since the Company incurred losses during the years ended November 30, 2013 and 2012, the assumed effects of the exercise of outstanding stock options and warrants, and the conversion of convertible preferred stock and convertible debentures would be anti-dilutive and, accordingly, diluted per common share amounts equal basic loss per share amounts and have not been separately presented in the accompanying consolidated statements of operations.  The total number of common shares potentially issuable upon exercise or conversion excluded from the calculation of diluted loss per common share for the years ended November 30, 2013 and 2012 was 10,429,984,310 and 7,049,066,807, respectively.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2013 and 2012

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

Recently Enacted Accounting Standards – In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”) to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective January 1, 2015 with earlier adoption permitted. ASU 2013-11 should be applied prospectively with retroactive application permitted. Management is currently evaluating the impact of the pending adoption of ASU 2013-11 on the Company’s consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2013 and 2012
Note 2 - Going Concern

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As of November 30, 2013, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $43,489,211.  The Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, the Company’s therapeutic for the treatment of fatigue in multiple sclerosis patients, conduct further research on MCT-465 and MCT-485 for the treatment of primary liver cancer and initiate clinical trials for Xenogenic's bioabsorbable, drug eluting stent, the Ideal BioStent™. Management is evaluating several sources of financing for its clinical trial program.  Additionally, with its strategic shift in focus to therapeutic programs and technologies, management expects the Company’s future cash requirements to increase significantly as it advances the Company’s therapeutic programs into clinical trials.  Until the Company is successful in raising additional funds, it may have to prioritize its therapeutic programs and delays may be necessary in some of the Company’s development programs.

Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors (LJCI). As further described in Note 5 to these consolidated financial statements, under terms of the agreement, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of November 30, 2013, there are 4,514,629 shares remaining on the stock purchase warrant and a balance of $45,146 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants, approximately $4.9 million of cash would be provided to the Company. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture through February 28, 2016, the date that the debenture is due and the warrants expire, subject to the limitations of the LCJI Agreement and the availability of authorized common stock of the Company.

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

Note 3 – Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation, and is comprised of the following at November 30, 2013 and 2012:

	2013	2012
Lab Equipment	$14,717	$14,717
Furniture and Office Equipment	25,844	25,844

	40,561	40,561
Less: Accumulated depreciation	(40,561)	(40,561)

Property and Equipment, Net	$-	$-

At November 30, 2013 and 2012, property and equipment are fully depreciated and the Company recorded no depreciation expense for the fiscal years ended November 30, 2013 and 2012.

Note 4 – Payable to Related Party

In connection with an acquisition in September 2005, the Company assumed certain liabilities in the amount of $200,000, payable to an individual who is a current director of the Company.  The liability is to be paid to this individual over time as determined by the remainder of the members of the board of directors.  The balance of the liability owed to this director is $50,000 as of November 30, 2013 and 2012.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2013 and 2012

Note 5 - Convertible Debentures

The Company entered into a Securities Purchase Agreement with La Jolla Cove Investors, Inc. (“LJCI”) on February 28, 2007 pursuant to which the Company agreed to sell a convertible debenture in the principal amount of $100,000 and maturing on February 28, 2012 (the “Debenture”).  On August 16, 2011, the Company and LJCI amended the Debenture to extend the maturity date to February 28, 2014.  On February 20, 2014, the Company and LJCI amended the Debenture to further extend the maturity date to February 28, 2016. The Debenture accrues interest at 4.75% per year, payable at each conversion date, in cash or common stock at the option of LJCI.  In connection with the Debenture, the Company issued LJCI a warrant to purchase up to 10 million shares of its common stock (the “LJCI Warrant”) at an exercise price of $1.09 per share, exercisable over five years according to a schedule described in a letter agreement dated February 28, 2007.  Pursuant to the terms of the LJCI Warrant, upon the conversion of any portion of the principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the Debenture being converted.  Therefore, for each $1,000 of the principal converted, LJCI would be required to simultaneously purchase 100,000 shares under the LJCI Warrant at $1.09 per share.  The agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding common shares of the Company.

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price.  The “Conversion Price” is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert.  During the fiscal year ended November 30, 2012, LJCI converted $8,570 of the Debenture into 469,130,793 shares of common stock.  Simultaneously with these conversions, LJCI exercised warrants to purchase 857,000 shares of the Company’s common stock.  Proceeds from the exercise of the warrants were $934,130.  During the fiscal year ended November 30, 2013, LJCI converted $10,880 of the Debenture into 1,259,902,474 shares of common stock.  Simultaneously with these conversions, LJCI exercised warrants to purchase 1,088,000 shares of the Company’s common stock.  Proceeds from the exercise of the warrants were $1,185,920.  At times, LJCI makes advances to the Company prior to the exercise of warrants.  At November 30, 2013 and 2012, LJCI had advanced $61,950 and $50,000, respectively, to the Company in advance of LJCI’s exercise of warrants.

As of November 30, 2013, the remainder of the Debenture in the amount of $45,146 could have been converted by LJCI into approximately 10.3 billion shares of common stock, which would require LJCI to simultaneously exercise and purchase all of the remaining 4,514,629 shares of common stock under the LJCI Warrant at $1.09 per share.  For the Debenture, upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the Debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. Since February 28, 2008, the Company, at its sole discretion, has had the right, without limitation or penalty, to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

 A discount representing the value of 10 million warrants issued in the amount of $73,727 was recorded as a reduction to the Debenture. The discount was calculated based on the relative fair values of the convertible Debenture and the LJCI Warrant. The fair value of the warrants used in the above calculation was determined under the Black-Scholes option-pricing model.  Additionally, based on the excess of the aggregate fair value of the common shares that would have been issued if the Debenture had been converted immediately over the proceeds allocated to the convertible debenture, the investors received a beneficial conversion feature for which the Company recorded an increase in additional paid-in-capital of $26,273 and a corresponding discount to the Debenture.  These discounts, in the aggregate amount of $100,000, were amortized over the original 60-month term of the Debenture as a charge to interest expense.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2013 and 2012

Note 6 – Deferred Revenue

Corning Incorporated

The Company has an exclusive license and purchase agreement (the “Agreement”) with Corning of Corning, New York.  Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell the Company’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (“ADME/Tox assays”).  The Company retained and will continue to support all of its existing licensees.  The Company retains the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays.  The Company also retains rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to produce therapeutic proteins using the Company’s BioFactories™ technology, to identify drug targets and for other applications related to the Company’s internal drug development programs.  In consideration for the license granted, Corning paid the Company $375,000 upon execution of the Agreement, and an additional $375,000 upon the completion of a transition period.  In addition, Corning purchased inventory and equipment from the Company and reimbursed the Company for laboratory costs and other expenses during a transition period.  The Company is recognizing the income ratably over a 17 year period.  The Company recognized $44,118 in income for each of the fiscal years ended November 30, 2013 and 2012.  The balance of deferred revenue from this license is $477,942 and $522,059 at November 30, 2013 and 2012, respectively, and will be amortized into revenue through October 2024.

Pfizer Inc.

The Company has another license agreement with Pfizer Inc., for which revenue is being deferred.  During the years ended November 30, 2013 and 2012, the Company recognized $5,200 in each year and the balance of the deferred revenue from this license is $20,800 and $26,000 at November 30, 2013 and 2012, respectively, and will be amortized into revenue through January 2018.

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

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2013 and 2012

The Series B shares are convertible at any time into common stock at a conversion price determined by dividing the purchase price per share of $100 by the conversion price.  The conversion price was originally $0.32 per share.  Upon the occurrence of an event of default (as defined in the agreement), the conversion price of the Series B shares shall be reduced to 85% of the then applicable conversion price of such shares. The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like.  In addition, the conversion price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and employee stock options).  As a result of the Company issuing common stock upon conversion of convertible debentures and upon the exercise of warrants both at prices lower than the conversion price, and due to the Company not paying Series B dividends on a monthly basis, the conversion price of the Series B preferred stock has been reduced to $0.0114 per share as of November 30, 2013 and to $0.0215 per share as of November 30, 2012.  The conversion of the Series B preferred stock is limited for each investor to 9.99% of the Company’s common stock outstanding on the date of conversion.

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

Commencing on the date of issuance of the Series B preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company was required to pay on each outstanding share of Series B preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of the Wall Street Journal Prime Rate plus 1%, or 9%.  In no event was the dividend rate to be greater than 12% per annum.   The dividend was payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first day of that month.  In the event the Company did not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares was reduced to 85% of the otherwise applicable conversion price.  The Company did not pay the required monthly Series B preferred dividends since November 30, 2006, which, in part, has caused the conversion price to be reduced. Subsequent to November 30, 2010, the Company received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B preferred stock, which in turn terminated the requirement to accrue the related dividends.  Accordingly, no dividends have been accrued since November 30, 2010.  Total accrued but unpaid preferred dividends recorded in the accompanying consolidated balance sheet as of November 30, 2013 and November 30, 2012 are $290,724, of which $125,516 are recorded in permanent equity with the Series B preferred stock and $165,208 are recorded as a current liability in accounts payable and accrued expenses.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2013 and 2012

Effective December 1, 2009, the Company adopted new accounting provisions for determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  These provisions apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by standards for accounting for derivative instruments and hedging activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  The Company determined that the conversion feature to allow the holders of the Series B convertible preferred stock to acquire common shares is an embedded derivative that no longer qualified as equity under the new accounting guidance.  As a result of adopting these standards, the Company evaluated the conversion feature as though it was accounted for as a derivative liability since the issuance of the Series B convertible preferred stock in July 2006 and recorded a noncurrent derivative liability with a corresponding reduction in other components of equity on that date.  The fair value of the conversion feature decreased by $88,663 during the year ended November 30, 2012, which has been recorded as a gain from the change in the fair value of the derivative liability.  The fair value of the conversion feature decreased by $1,098 during the year ended November 30, 2013, which has been recorded as a gain from the change in the fair value of the derivative liability.

The fair value of the embedded conversion feature was estimated to be $0.0006, $0.0012 and $0.0046 per share of common stock as of November 30, 2013, November 30, 2012 and November 30, 2011, respectively, and has been estimated using the Black-Scholes option-pricing model using the following assumptions:

	November 30, 2013	November 30, 2012	November 30, 2011
Fair value of common stock	$0.0007	$0.0013	$0.0049
Conversion price of preferred stock	$0.0114	$0.0215	$0.0324
Risk free interest rate	2.75%	1.62%	2.08%
Expected life	10 Years	10 Years	10 Years
Dividend yield	-	-	-
Volatility	142%	141%	140%

In the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding share of Series B preferred stock shall be entitled to be paid second in priority to the Series I preferred stock holders out of the assets of the Company available for distribution to stockholders, an amount equal to $100 per share of Series B convertible preferred stock held plus any declared but unpaid dividends.  However, as described in Note 8 to these consolidated financial statements, there are no shares of Series I preferred stock outstanding at November 30, 2013.  After such payment has been made in full, such holders of Series B convertible preferred stock shall be entitled to no further participation in the distribution of the assets of the Company.

Note 8 – Series I Convertible Preferred Stock

The Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares of preferred stock.  The Board of Directors originally designated 20,000 shares as Series I convertible preferred stock.  In 2004, the Company completed a private placement of Series I convertible preferred stock.  A total of 20,000 shares were originally sold to accredited investors at a price of $100 per share.

The Series I shares are convertible at any time into common stock at 80% of the average trading price of the lowest three inter-day trading prices of the common stock for the ten days preceding the conversion date, but at an exercise price of no more than $1.00 and no less than $0.25.  The conversion of the Series I preferred stock is limited to 9.99% of the Company’s common stock outstanding on the date of conversion.  In October 2012, the Company entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with the Series I preferred stockholder.  Pursuant to the Settlement Agreement, the preferred stockholder converted 5,734 shares of Series I preferred stock into common stock.  The carrying value of the converted Series I preferred stock was $573,400 ($100 per share).  The conversion price of the Series I preferred stock was $0.25.  Accordingly, the conversion resulted in the issuance of 2,293,600 shares of common stock.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2013 and 2012

Pursuant to the Certificate of Designations of Preferences and Rights of Series I Preferred Stock, the Series I preferred stock does not have voting rights and in the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding share of Series I convertible preferred stock shall be entitled to be paid first out of the assets of the Company available for distribution to stockholders, an amount equal to $100 per share of Series I preferred stock held.  After such payment has been made in full, such holders of Series I convertible preferred stock shall be entitled to no further participation in the distribution of the assets of the Company.  As described above, there are no shares of Series I preferred stock outstanding at November 30, 2013.

Note 9 – Common Stock

On November 15, 2013, the Company held its Annual Meeting of Stockholders.  At the meeting, the stockholders approved an amendment to increase the number of shares of common stock authorized under the Company’s Amended and Restated Certificate of Incorporation to five billion shares.  The Amended and Restated Certificate of Incorporation was filed with the State of Delaware on November 21, 2013.

On August 10, 2012, the Company held its Annual Meeting of Stockholders.  At the meeting, the stockholders approved an amendment to increase the number of shares of common stock authorized under the Company’s Amended and Restated Certificate of Incorporation to three billion shares.  The Amended and Restated Certificate of Incorporation was filed with the State of Delaware on August 29, 2012.

The potential issuable common shares as of November 30, 2013 and 2012 are as follows:

	2013	2012

Warrants	7,829,030	9,277,030
Stock options	50,399,503	26,068,947
Series B Convertible Preferred Stock	30,245,614	16,037,209
LJCI Debenture	10,341,510,163	6,997,683,621

	10,429,984,310	7,049,066,807

The Company does not currently have sufficient authorized shares of common stock to meet the commitments entered into under the Debenture and the related LJCI Warrants.  As further discussed in Note 5, upon the conversion of any portion of the remaining $45,146 principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the remaining 4,514,629 warrant shares equal to the percentage of the dollar amount of the Debenture being converted.  The agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding common shares of the Company. Furthermore, the Company has the right to redeem that portion of the Debenture that the holder may elect to convert and also has the right to redeem the outstanding principal amount of the debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

Note 10 – Technology Acquisitions and License Agreements

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
For the Years Ended November 30, 2013 and 2012

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

None of these milestones were achieved as of November 30, 2013 and, accordingly, none of these obligations have accrued.  Xenogenics’ obligations under the Foreclosure Sale Agreement had been previously extended pursuant to Amendments No. 1 and No. 2, dated September 30, 2011 and October 23, 2012, respectively.  On October 11, 2013, Xenogenics entered into Amendment No. 3 to the Foreclosure Sale Agreement which further extended the deadlines for the achievement of these milestones under the Foreclosure Sale Agreement by an additional 12 months.  As a result of these various amendments to extend the dates for achievement of the milestones, the Company is in compliance with the requirements of the Foreclosure Sale Agreement, as amended. Xenogenics is required to use good faith reasonable efforts to achieve these milestones.  Failure to achieve any of these milestones could result in all milestone payments, totaling $4.3 million, becoming immediately due and payable. If Xenogenics meets the financial hardship exception set forth in the Foreclosure Sale Agreement, Xenogenics could elect to pay all remaining milestone payments and continue commercialization efforts, or assign all intellectual property acquired by Xenogenics under the agreement to the counterparties to the agreement and cease all development and commercialization efforts.

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

Xenogenics is also required to make cash payments to Rutgers as follows based on the achievement of certain milestones with respect to products to be commercialized using the intellectual property licensed pursuant to the Rutgers License Agreement:

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2013 and 2012

⋅	$50,000 is payable upon initiation of first in-human clinical trials anywhere in the world;

⋅	$200,000 is payable upon initiation of pivotal human clinical trials anywhere in the world in connection with submitting an application for market approval to a regulatory authority; and

⋅	$300,000 is payable upon submission of an application for market approval to a regulatory authority anywhere in the world.

None of these milestones were achieved as of November 30, 2013 and, accordingly, none of these obligations have accrued.

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

Sponsored Research Agreement

On September 27, 2013, MultiCell entered into a new sponsored research agreement with Anand Ghanekar, M.D., Ph.D, of the University Health Network’s Toronto General Hospital expanding the scope of the current research project with the University Health Network (“UHN”) to evaluate MCT-485 in animal models for the treatment of primary liver cancer (the “Ghanekar Agreement”).  On July 5, 2011, the Company had previously entered into a sponsored research agreement with UHN pursuant to which UHN evaluated the Company’s product candidates, MCT-465 and MCT-485, in in vitro models for the treatment of primary liver cancer (the “UHN Agreement”). The mechanism of action of MCT-465 and MCT-485 and their potential selective effect on liver cancer stem cells were also evaluated. Under the terms of each of the Ghanekar Agreement and the UHN Agreement, the Company retains exclusive access to the research findings and intellectual property resulting from the research activities performed by each of Dr. Ghanekar and UHN, respectively.

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
For the Years Ended November 30, 2013 and 2012

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

None of these milestones have been achieved as of November 30, 2013 and, accordingly, none of these obligations have been paid or recorded.  If any milestone payment is not paid when due, and if no payment is received from the Company within thirty days after the date of receipt of a written notice of such nonpayment, Amarin shall have the option to either (i) terminate this agreement or (ii) convert the license under this agreement to a worldwide non-exclusive license with the right to sublicense, which non-exclusive license shall be subject to all of the terms and obligations of the agreement.  The Company shall also pay Amarin without set-off or counterclaim a royalty of nine percent on net sales of Active Agent Product sold by the Company, its affiliates, or sublicensees and their affiliates.  On November 5, 2008 the License Agreement was amended whereby Amarin granted exclusive worldwide rights to the Company related to the treatment of all chronic fatigue and pain in addition to the treatment of fatigue in multiple sclerosis patients.

Rhode Island Hospital

In September 2001, the Company completed the purchase of its cell line business and, as a result, it acquired an exclusive license agreement with Rhode Island Hospital for the use of four patents owned by the hospital related to liver cell lines and liver assist devices.  The primary patent acquired and being utilized is for immortalized hepatocytes.  As of November 30, 2006, management tested the carrying value of the license agreement for impairment and concluded that it had been impaired and reduced the carrying value to zero.  The Company will pay the hospital a 5% royalty on net sales derived from licenses based upon the patented technology, until it has paid a total of $550,000.  As of November 30, 2013, no significant payments had been made under this license agreement.  After royalties totaling $550,000 have been paid, the Company pays a 2% royalty instead of a 5% royalty for the life of the patent.

Note 11 – Stock Compensation Plans

On July 11, 2011, at the Company’s Annual Meeting of Stockholders, the stockholders approved an amendment to increase the number of shares reserved under the 2004 Equity Incentive Plan to a total of 70,974,213 shares.  Additionally, an annual increase in the number of shares reserved under the plan was approved and certain prior increases in the number of shares reserved for issuance under the plan were ratified.  Furthermore, on December 1, 2011 and 2012, the number of shares reserved under the 2004 Plan was increased by an additional 1,500,000 shares pursuant to the provisions of the 2004 Plan.  The purpose of the 2004 Plan is to provide a means by which eligible recipients of stock awards may be given the opportunity to benefit from increases in the value of the common stock through granting of incentive stock options (ISO), non-statutory stock options, stock purchase awards, stock bonus awards, stock appreciation rights, stock unit awards and other stock awards.  As amended, there are 23,574,710 shares of common stock available for future awards under the 2004 Plan at November 30, 2013.  Under the provisions of the 2004 Plan it will terminate on March 2, 2014.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2013 and 2012

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

A summary of the status of stock options at November 30, 2013 and 2012, and changes during the years then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at November 30, 2011	18,268,947	$0.0121	3.4 years	$-
Granted	8,000,000	0.0028
Exercised	-	-
Expired	(200,000)	0.1250

Outstanding at November 30, 2012	26,068,947	$0.0084	3.1 years	$-
Granted	30,000,000	0.0011
Exercised	-	-
Expired or forfeited	(5,669,444)	0.0090

Outstanding at November 30, 2013	50,399,503	$0.0040	3.7 years	$-

Exercisable at November 30, 2013	25,871,725	$0.0067	2.7 years	$-

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

The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model.  The weighted-average fair value of stock options granted during the year ended November 30, 2013 was $0.0011.  The weighted-average assumptions used for options granted during the year ended November 30, 2013 were risk-free interest rate of 1.6%, volatility of 175%, expected life of 5.0 years, and dividend yield of zero.  The weighted-average fair value of stock options granted during the year ended November 30, 2012 was $0.0026.  The weighted-average assumptions used for options granted during the year ended November 30, 2012 were risk-free interest rate of 0.64%, volatility of 171%, expected life of 5.0 years, and dividend yield of zero.  The assumptions employed in the Black-Scholes option pricing model include the following.  The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2013 and 2012

For the years ended November 30, 2013 and 2012, the MultiCell reported stock-based compensation expense for services related to stock options of $18,586 and $37,232, respectively.  As of November 30, 2013, there is approximately $27,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 1.2 years.  The intrinsic values at November 30, 2013 are based on a closing price of $0.0007.

Xenogenics adopted the 2010 Stock Incentive Plan (the “2010 Plan”) which authorized the granting of stock awards to employees, directors, and consultants.  As amended, the number of shares of Xenogenics’ common stock that could be issued pursuant to the 2010 Plan could not exceed 8,000,000 shares of common stock.  The purpose of the 2010 Plan is to provide a means by which eligible recipients of stock awards may be given the opportunity to benefit from increases in the value of Xenogenics’ common stock through granting of incentive stock options (ISO), non-statutory stock options, stock bonus awards, stock appreciation rights, and rights to acquire restricted stock.  ISO’s may be granted only to employees.  The exercise price of each ISO granted under the plan must equal 100% of the market price of Xenogenics’ stock on the date of the grant.  A 10% stockholder shall not be granted an incentive stock option unless the exercise price of such option is at least 110% of the fair market value of Xenogenics’ common stock on the date of the grants and the option is not exercisable after the expiration of five years from the date of the grant.  The Board of Directors of Xenogenics, in its discretion, shall determine the exercise price of each nonstatutory stock option.  An option’s maximum term is 10 years.

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

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2013 and 2012

A summary of the status of Xenogenics’ stock options at November 30, 2013 and 2012, and changes during the years then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Option	Price	Life

Outstanding at November 30, 2011	5,500,000	$0.2460	4.1 years
Granted	1,250,000	0.2530
Exercised	-	-
Expired or forfeited	(1,750,000)	0.2460

Outstanding at November 30, 2012	5,000,000	$0.2478	3.3 years
Granted	500,000	0.2460
Exercised	-	-
Expired or forfeited	(1,250,000)	0.2530

Outstanding at November 30, 2013	4,250,000	$0.2460	2.3 years

Exercisable at November 30, 2013	2,000,000	$0.2460	2.4 years

Xenogenics reported stock-based compensation expense for these options of $205,087 and $289,097 for the years ended November 30, 2013 and 2012, respectively.  As of November 30, 2013, there is approximately $43,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 0.3 years.

Note 12 – Warrants

Since the Company’s inception, it has financed its operations primarily through the issuance of debt or equity instruments, which have often included the issuance of warrants to purchase the Company’s common stock.

As further described in Note 5 to these consolidated financial statements, the Company entered into a Securities Purchase Agreement with LJCI on February 28, 2007, pursuant to which the Company agreed to sell a convertible debenture in the principal amount of $100,000. In connection with this debenture, the Company issued LJCI a warrant to purchase up to 10 million shares of our common stock at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007.  Pursuant to the terms of this warrant, upon the conversion of any portion of the principal amount of the related debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the debenture being converted.  Therefore, for each $1,000 of the principal converted, LJCI would be required to simultaneously purchase 100,000 shares under the warrant at $1.09 per share.  During the year ended November 30, 2012, LJCI exercised warrants to purchase 857,000 shares of the Company’s common stock, resulting in proceeds to the Company of $934,130.  During the year ended November 30, 2013, LJCI exercised warrants to purchase 1,088,000 shares of the Company’s common stock, resulting in proceeds to the Company of $1,185,920.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2013 and 2012

A summary of the status of warrants at November 30, 2013 and 2012, and changes during the years then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at November 30, 2011	10,792,030	$0.7769	3.0 years	$-
Issued	-	-
Exercised	(857,000)	1.0900
Expired	(658,000)	0.6987

Outstanding at November 30, 2012	9,277,030	$0.7535	2.2 years	$-
Issued	-	-
Exercised	(1,088,000)	1.0900
Expired	(360,000)	0.5000

Outstanding at November 30, 2013	7,829,030	$0.7184	1.5 years	$-

Note 13 – Leasing Arrangements

During the years ended November 30, 2013 and 2012, the Company has leased facilities in Rhode Island that have housed activities related to administration, research and development.  The Company currently leases space in Rhode Island under a one-year lease that expires in April 2014.  Current rent is $900 per month.  Rent expense under the Company’s operating leases was $10,800 for each of the years ended November 30, 2013 and 2012, respectively.

Note 14 – Gain on Extinguishment of Liabilities

During the year ended November 30, 2012, the Company determined that recorded accounts payable and accrued liabilities totaling $133,540 had been extinguished with the passage of time for collection under the laws related to the statute of limitations.  Accordingly, the Company removed these accounts from their records and recorded a corresponding gain on the extinguishment of the liabilities.  There was no similar extinguishment of liabilities during the year ended November 30, 2013.

Note 15 – Income Taxes

The Company provides for income taxes using an asset and liability based approach.  Deferred income tax assets and liabilities are recorded to reflect the tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  The significant components of net deferred tax assets and liabilities were as follows at November 30, 2013 and 2012:

	2013	2012

Operating loss carry forwards	$10,174,348	$9,914,348
Stock-based compensation	428,880	473,598
Ideal Bio-Stent related intellectual property	165,565	179,858
Deferred revenue	199,496	219,223
Other	450	450
Valuation allowance	(10,968,739)	(10,787,477)
Net Deferred Tax Assets	$-	$-

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2013 and 2012

The valuation allowance increased by $181,262 for the year ended November 30, 2013 and increased by $349,544 during the year ended November 30, 2012.

As of November 30, 2013, the Company has U.S. Federal operating loss carryforwards of approximately $25.4 million.  The operating losses expire, if not used, from 2014 through 2033.  The utilization of the net operating losses is dependent upon the tax laws in effect at the time such losses can be utilized. A significant change of ownership control of the Company could cause the utilization of net operating losses to be limited.

A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended November 30, 2013 and 2012 is set forth below:

	2013	2012

Benefit at federal statutory rate (34%)	$(465,607)	$(461,924)
State income tax benefit, net of federal tax	(81,341)	(85,608)
Change in fair value of derivative liability	(373)	(30,145)
Expiration of operating loss carry forwards	232,303	88,404
Forfeiture of non-qualified stock options	134,188	138,540
Other differences	(432)	1,189
Change in valuation allowance	181,262	349,544

Benefit from Income Taxes	$-	$-

The Company and its subsidiaries file tax returns in the U.S. Federal jurisdiction and, in the states of California and Rhode Island.  The Company is no longer subject to U.S. federal tax examinations for tax years before and including November 30, 2009.  The Company’s subsidiaries are no longer subject to examination by State tax authorities for tax years before and including November 30, 2007.  During the years ended November 30, 2013 and 2012, the Company did not recognize interest and penalties.

Note 16 – Fair Value Measurements

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the Company and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at November 30, 2013 and 2012 are summarized as follows:

	November 30, 2013				November 30, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$18,147	$-	$18,147	$-	$19,245	$-	$19,245

As further described in Note 7, the fair value of the derivative liability is determined using the Black-Scholes pricing model.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended November 30, 2013 and 2012

Note 17 – Subsequent Events

Conversion of Debentures and Exercise of Stock Warrants

During the period subsequent to November 30, 2013 through the date of issuance of the consolidated financial statements, LJCI converted $2,070 of the Debenture with LJCI (see Note 5) into 541,359,667 shares of common stock.  Simultaneously with these conversions, LJCI exercised warrants to purchase 207,000 shares of the Company’s common stock.  Proceeds from the exercise of the warrants were $225,630.

Extension of Maturity Date of Debentures and Term of Stock Warrants

On February 20, 2014, the Company and LJCI amended the Debenture and the related LJCI Warrant to extend the maturity date of the Debenture and the expiration date of the LJCI Warrant to February 28, 2016.

Grant of Stock Options

On January 15, 2014, the MultiCell Board of Directors granted an option to each of the five members of its Board of Directors to purchase 4,600,000 shares of the Company’s common stock at $0.0008 per share.  The options vest quarterly over one year, subject to continuing service as a director on each such vesting date, and expire five years after grant.  Additionally, the Board of Directors granted an option to an employee to purchase 2,074,710 shares of common stock at $0.0008 per share.  This option vests monthly over three years, subject to continuing service as an employee on each such vesting date, and expires five years after grant.  After the grant of these options, there are no shares of common stock available for future awards under the 2004 Equity Incentive Plan.

