Form 10-Q
period 2014-02-28
MultiCell Technologies, Inc.
filed 2014-04-14
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q
_________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2014.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ______________

Commission File Number
001-10221
_______________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 9, 2014, the issuer had 3,731,693,503 shares of Common Stock, $.01 par value, outstanding.

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 28,	November 30,
	2014	2013
ASSETS

Current assets
Cash and cash equivalents	$240,965	$146,205
Other current assets	25,274	32,600
Total current assets	266,239	178,805

Property and equipment, net of accumulated depreciation of $40,561	-	-

Other assets	280	280

Total assets	$266,519	$179,085

LIABILITIES AND EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$1,138,229	$1,072,521
Payable to related party	50,000	50,000
Advance from warrant holder	138,545	61,950
Convertible debentures	-	45,146
Current portion of deferred revenue	49,318	49,318
Total current liabilities	1,376,092	1,278,935

Non-current liabilities
Convertible debentures	43,076	-
Deferred revenue, net of current portion	437,094	449,424
Derivative liability related to Series B convertible preferred stock	25,406	18,147
Total non-current liabilities	505,576	467,571

Total liabilities	1,881,668	1,746,506

Commitments and contingencies	-	-

Equity (Deficiency)
MultiCell Technologies, Inc. equity (deficiency)
Undesignated preferred stock, $0.01 par value; 963,000 shares authorized; zero shares issued and outstanding	-	-
Series B convertible preferred stock, 17,000 shares designated; 3,448 shares issued and outstanding: liquidation value of $470,316	461,835	461,835
Series I convertible preferred stock, 20,000 shares designated; zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 5,000,000,000 shares authorized; 3,152,360,170 and 2,610,793,503 shares issued and outstanding at February 28, 2014 and November 30, 2013, respectively	31,523,602	26,107,935
Additional paid-in capital	11,409,060	16,556,524
Accumulated deficit	(43,769,469)	(43,489,211)
Total MultiCell Technologies, Inc. stockholders' equity (deficiency)	(374,972)	(362,917)
Noncontrolling interests	(1,240,177)	(1,204,504)
Total equity (deficiency)	(1,615,149)	(1,567,421)

Total liabilities and equity (deficiency)	$266,519	$179,085

See accompanying notes to condensed consolidated financial statements

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	February 28,
	2014	2013

Revenue	$12,329	$12,329

Operating expenses
Selling, general and administrative	213,556	210,185
Research and development	66,254	39,625
Stock-based compensation	42,012	99,868

Total operating expenses	321,822	349,678

Loss from operations	(309,493)	(337,349)

Other income (expense)
Interest expense	(700)	(671)
Change in fair value of derivative liability	(7,259)	(47,900)
Interest income	12	75

Total other income (expense)	(7,947)	(48,496)

Net loss	(317,440)	(385,845)

Less net loss attributable to the noncontrolling interests	(37,182)	(26,880)

Net loss attributable to MultiCell Technologies, Inc.	$(280,258)	$(358,965)

Basic and Diluted Loss Per Common Share	$(0.00010)	$(0.00026)

Basic and Diluted Weighted-Average Common Shares Outstanding	2,919,139,799	1,400,538,832

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)

For the Three Months Ended February 28, 2013 and 2014

(Unaudited)

					Additional			Total
	Series B Preferred Stock		Common Stock		Paid in	Accumulated	Noncontrolling	Equity
	Shares	Amount	Shares	Par Value	Capital	Deficit	Interests	(Deficiency)

Balance at November 30, 2012	3,448	$461,835	1,349,803,029	$13,498,030	$27,755,595	$(42,254,594)	$(1,079,328)	$(1,618,462)

Issuance of common stock for conversion of 4.75% debentures	-	-	184,404,556	1,844,046	(1,842,536)	-	-	1,510

Issuance of common stock for exercise of warrants	-	-	151,000	1,510	163,080	-	-	164,590

Stock-based compensation	-	-	-	-	99,868	-	-	99,868

Net loss	-	-	-	-	-	(358,965)	(26,880)	(385,845)

Balance at February 28, 2013	3,448	$461,835	1,534,358,585	$15,343,586	$26,176,007	$(42,613,559)	$(1,106,208)	$(1,738,339)

Balance at November 30, 2013	3,448	$461,835	2,610,793,503	$26,107,935	$16,556,524	$(43,489,211)	$(1,204,504)	$(1,567,421)

Issuance of common stock for conversion of 4.75% debentures	-	-	541,359,667	5,413,597	(5,411,527)	-	-	2,070

Issuance of common stock for exercise of warrants	-	-	207,000	2,070	223,560	-	-	225,630

Stock-based compensation	-	-	-	-	40,503	-	1,509	42,012

Net loss	-	-	-	-	-	(280,258)	(37,182)	(317,440)

Balance at February 28, 2014	3,448	$461,835	3,152,360,170	$31,523,602	$11,409,060	$(43,769,469)	$(1,240,177)	$(1,615,149)

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	February 28,
	2014	2013
Cash flows from operating activities
Net loss	$(317,440)	$(385,845)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	42,012	99,868
Change in fair value of derivative liability	7,259	47,900
Changes in assets and liabilities
Other current assets	7,326	(514)
Accounts payable and accrued liabilities	65,707	(58,525)
Deferred revenue	(12,329)	(12,329)
Net cash used in operating activities	(207,465)	(309,445)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from the exercise of stock warrants	225,630	164,590
Change in advance from warrant holder	76,595	235,410
Net cash provided by financing activities	302,225	400,000
Net increase in cash and cash equivalents	94,760	90,555
Cash and cash equivalents at beginning of period	146,205	199,472
Cash and cash equivalents at end of period	$240,965	$290,027

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$730	$698
Noncash Investing and Financing Activities:
Issuance of common stock for conversion of 4.75% debentures	2,070	1,510

See accompanying notes to condensed consolidated financial statements

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell and its subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended November 30, 2013, previously filed with the SEC. The results of operations for the three-month period ended February 28, 2014, are not necessarily indicative of the operating results for the fiscal year ending November 30, 2014. The condensed consolidated balance sheet as of November 30, 2013, has been derived from the Company’s audited consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”) to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective January 1, 2015, with earlier adoption permitted. ASU 2013-11 should be applied prospectively with retroactive application permitted. Management is currently evaluating the impact of the pending adoption of ASU 2013-11 on the Company’s consolidated financial statements.

NOTE 2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of February 28, 2014, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $43,769,469. The Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, its therapeutic product for the treatment of fatigue in multiple sclerosis patients, conduct further research on MCT-465 and MCT-485, its therapeutic products for the treatment of primary liver cancer, and initiate clinical trials for Xenogenic’s bioabsorbable, drug eluting stent, the Ideal BioStent™. The Company’s management is evaluating several sources of financing for the Company’s clinical trial program. Additionally, with its strategic shift in focus to therapeutic programs and technologies, management expects the Company’s future cash requirements to increase significantly as it advances the Company’s therapeutic programs into clinical trials. Until the Company is successful in raising additional funds, it may have to prioritize its therapeutic programs and delays may be necessary in some of the Company’s development programs.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors, Inc. (“LJCI”). As further described in Note 3 to these condensed consolidated financial statements, under the terms of the LJCI Agreement (as defined below), LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of February 28, 2014, there are 4,307,629 shares remaining on the stock purchase warrant and a balance of $43,076 remaining on the convertible debenture. Should LJCI continue to exercise all of its remaining warrants, approximately $4.7 million of cash would be provided to the Company. The LJCI Agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.99% of the outstanding shares of the Company. The Company expects that LJCI will continue to exercise the warrants and convert the debenture through February 28, 2016, the date that the debenture is due and the warrants expire, subject to the limitations of the LJCI Agreement and the availability of authorized common stock of the Company.

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

NOTE 3. CONVERTIBLE DEBENTURES

MultiCell entered into a Securities Purchase Agreement with LJCI on February 28, 2007 (“the LJCI Agreement”) pursuant to which MultiCell agreed to sell a convertible debenture in the principal amount of $100,000 and originally scheduled to mature on February 28, 2012 (the “Debenture”). On August 16, 2011, MultiCell and LJCI amended the Debenture to extend the maturity date to February 28, 2014. On February 20, 2014, MultiCell and LJCI amended the Debenture to further extend the maturity date to February 28, 2016. The Debenture accrues interest at 4.75% per year, payable in cash or common stock at the option of LJCI. In connection with the Debenture, MultiCell issued LJCI a warrant to purchase up to 10 million shares of its common stock (the “LJCI Warrant”) at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007. On August 16, 2011, MultiCell and LJCI amended the LJCI Warrant to extend the expiration date to February 28, 2014. On February 20, 2014, MultiCell and LJCI amended the LJCI Warrant to further extend the expiration date to February 28, 2016. Pursuant to the terms of the LJCI Warrant, upon the conversion of any portion of the principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the Debenture being converted. Therefore, as an example, for each $1,000 of the principal converted, LJCI would be required to simultaneously purchase 100,000 shares under the LJCI Warrant at $1.09 per share. The agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding common shares of MultiCell.

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price (as defined below) multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price. The “Conversion Price” is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert. LJCI converted $2,070 and $1,510 of the Debenture into 541,359,667 and 184,404,556 shares, respectively, of the Company’s common stock during the three months ended February 28, 2014 and 2013, respectively. Simultaneously with these conversions, LJCI exercised warrants to purchase 207,000 shares and 151,000 shares of the Company’s common stock during the three months ended February 28, 2014 and 2013, respectively. Proceeds from the exercise of the warrants were $225,630 and $164,590 for the three months ended February 28, 2014 and 2013, respectively. At times, LJCI makes advances to the Company prior to the exercise of warrants. At February 28, 2014 and November 30, 2013, LJCI had advanced $138,545 and $61,950, respectively, to the Company in advance of LJCI’s exercise of warrants.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of February 28, 2014, the remainder of the Debenture in the amount of $43,076 could have been converted by LJCI into approximately 9.9 billion shares of the Company’s common stock, which would require LJCI to simultaneously exercise and purchase all of the remaining 4,307,629 shares of the Company’s common stock under the LJCI Warrant at $1.09 per share. As of November 30, 2013, the balance of the Debenture was $45,146. For the Debenture, upon receipt of a conversion notice from the holder, MultiCell may elect to immediately redeem that portion of the Debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. MultiCell, at its sole discretion, has the right, without limitation or penalty, to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

NOTE 4. LICENSE AGREEMENTS AND DEFERRED REVENUE

Corning Incorporated

The Company has an exclusive license and purchase agreement (the “Agreement”) with Corning Incorporated (“Corning”) of Corning, New York. Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell the Company’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (“ADME/Tox assays”). The Company retained and will continue to support all of its existing licensees. The Company retains the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays. The Company also retains rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to produce therapeutic proteins using the Company’s BioFactories™ technology, to identify drug targets and for other applications related to the Company’s internal drug development programs. In consideration for the license granted, Corning paid the Company $375,000 upon execution of the Agreement, and an additional $375,000 upon the completion of a transition period. In addition, Corning purchased inventory and equipment from the Company and reimbursed the Company for laboratory costs and other expenses during a transition period. The Company is recognizing the income ratably over a 17-year period. The Company recognized $11,029 in income for each of the three months ended February 28, 2014 and 2013. The balance of deferred revenue from this license is $466,912 and $477,942 at February 28, 2014 and November 30, 2013, respectively, and will be amortized into revenue through October 2024.

Pfizer Inc.

The Company has another license agreement with Pfizer Inc., for which revenue is being deferred. The Company recognized $1,300 in income for each of the three months ended February 28, 2014 and 2013. The balance of deferred revenue from this license is $19,500 and $20,800 at February 28, 2014 and November 30, 2013, respectively, and will be amortized into revenue through January 2018.

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

The Series B shares are convertible at any time into shares of the Company common stock at a conversion price determined by dividing the purchase price per share of $100 by the conversion price. The conversion price was originally $0.32 per share. Upon the occurrence of an event of default (as defined in the applicable Series B convertible preferred stock purchase agreement), the conversion price of the Series B shares shall be reduced to 85% of the then-applicable conversion price of such shares. The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the conversion price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, a joint venture and/or the issuance of employee stock options). As a result of the Company issuing shares of its common stock upon conversion of convertible debentures and upon the exercise of warrants both at prices lower than the conversion price of the Series B convertible preferred stock, and due to the Company not paying the Series B dividends on a monthly basis (as discussed below), the conversion price of the Series B convertible preferred stock has been reduced to $0.0095 per share as of February 28, 2014 and to $0.0114 per share as of November 30, 2013. Pursuant to the applicable Series B convertible preferred stock purchase agreement, each investor may only convert that number of shares of Series B convertible preferred stock into that number of shares of the Company’s common stock that does not exceed 9.99% of the outstanding shares of common stock of the Company on the date of conversion.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Commencing on the date of issuance of the Series B convertible preferred stock until the date a registration statement registering the shares of the Company’s common stock underlying the preferred stock and warrants issued is declared effective by the SEC, the Company was required to pay on each outstanding share of Series B convertible preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (i) the Wall Street Journal Prime Rate plus 1%, or (ii) 9%. In no event was the dividend rate to be greater than 12% per annum. The dividend was payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B convertible preferred stock outstanding as of the first day of that month. In the event the Company did not pay the Series B convertible preferred dividends when due, the conversion price of the Series B preferred shares was reduced to 85% of the otherwise applicable conversion price. The Company did not pay the required monthly Series B preferred dividends beginning on November 30, 2006, which, in part, caused the conversion price to be reduced. Subsequent to November 30, 2010, the Company received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B convertible preferred stock, which in turn terminated the requirement to accrue the related dividends. Accordingly, no dividends have been accrued since November 30, 2010. Total accrued but unpaid preferred dividends recorded in the accompanying condensed consolidated balance sheet as of February 28, 2014 and November 30, 2013 are $290,724, of which $125,516 are recorded in permanent equity with the Series B convertible preferred stock and $165,208 are recorded as a current liability in accounts payable and accrued expenses.

The conversion feature which gives the holders of the Series B convertible preferred stock the right to acquire shares of the Company’s common stock is an embedded derivative. As of February 28, 2014 and November 30, 2013, there were 3,448 shares of Series B convertible preferred stock that were convertible into 36,294,737 and 30,245,614 shares of common stock of the Company, respectively. The fair value of the conversion feature was estimated at $25,406 ($0.0007 per share of common stock) and $18,147 ($0.0006 per share of common stock) at February 28, 2014 and November 30, 2013, respectively, and has been estimated using the Black-Scholes option-pricing model using the following assumptions:

	February 28, 2014	November 30, 2013

Fair value of common stock	$0.0008	$0.0007
Conversion price of preferred stock	$0.0095	$0.0114
Risk free interest rate	2.66%	2.75%
Expected life	10 Years	10 Years
Dividend yield	-	-
Volatility	142%	142%

Pursuant to the Certificate of Designation of the Series B convertible preferred stock, in the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding share of Series B convertible preferred stock shall be entitled to be paid second in priority to the Series I preferred stockholders out of the assets of the Company available for distribution to stockholders, an amount equal to $100 per share of Series B convertible preferred stock held plus any declared but unpaid dividends. However, as discussed below, no shares of the Company’s Series I convertible preferred stock are outstanding at February 28, 2014. After such payment has been made in full, such holders of Series B convertible preferred stock shall be entitled to no further participation in the distribution of the assets of the Company.

NOTE 6. SERIES I CONVERTIBLE PREFERRED STOCK

The Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares of preferred stock. The Board of Directors originally designated 20,000 shares as Series I convertible preferred stock. On July 13, 2004, the Company completed a private placement of Series I convertible preferred stock and a total of 20,000 shares were originally sold to accredited investors. As of February 28, 2014 and November 30, 2013, all of the shares of Series I convertible preferred stock have been converted into shares of the common stock of the Company and no shares of the Company’s Series I convertible preferred stock are outstanding.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7. STOCK COMPENSATION PLANS

On July 11, 2011, at the Company’s Annual Meeting of Stockholders, the stockholders approved an amendment to increase the number of shares reserved under the 2004 Equity Incentive Plan (the “2004 Plan”) to a total of 70,974,213 shares. Additionally, an annual increase in the number of shares reserved under the plan was approved and certain prior increases in the number of shares reserved for issuance under the plan were ratified. Furthermore, on each of December 1, 2011 and on December 1, 2012, the number of shares reserved under the 2004 Plan was increased by an additional 1,500,000 shares pursuant to the provisions of the 2004 Plan. The purpose of the 2004 Plan is to provide a means by which eligible recipients of stock awards may be given the opportunity to benefit from increases in the value of the Company’s common stock through granting of incentive stock options (ISO), non-statutory stock options, stock purchase awards, stock bonus awards, stock appreciation rights, stock unit awards and other stock awards. As amended, there are no shares of common stock available for future awards under the 2004 Plan at February 28, 2014. Under the provisions of the 2004 Plan, the Plan terminated on March 2, 2014.

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

A summary of the status of stock options granted by MultiCell at February 28, 2014, and changes during the three months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at November 30, 2013	50,399,503	$0.0040	3.7 years	$-
Granted	25,074,710	0.0008
Exercised	-	-
Expired or forfeited	-	-

Outstanding at February 28, 2014	75,474,213	$0.0029	3.9 years	$-

Exercisable at February 28, 2014	32,783,523	$0.0055	2.9 years	$-

On January 15, 2014, the MultiCell Board of Directors granted an option to each of the five members of its Board of Directors to purchase 4,600,000 shares of the Company’s common stock at $0.0008 per share. The options vest quarterly over one year, subject to continuing service as a director on each such vesting date, and expire five years after grant. Additionally, the Board of Directors granted an option to an employee to purchase 2,074,710 shares of common stock at $0.0008 per share. This option vests monthly over three years, subject to continuing service as an employee on each such vesting date, and expires five years after grant. No options were granted during the three months ended February 28, 2013. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the three months ended February 28, 2014 was $0.0007 per share. The weighted-average assumptions used for options granted during the three months ended February 28, 2014 were risk-free interest rate of 1.68%, volatility of 140%, expected life of 5.0 years, and dividend yield of zero. The assumptions employed in the Black-Scholes option pricing model include the following: (i) the expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise; (ii) the expected volatility is based on the historical price volatility of the Company’s common stock; (iii) the risk-free interest rate represents the U.S. Treasury Department’s constant maturities rate for the expected life of the related stock options; and (iv) the dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.

For the three months ended February 28, 2014 and 2013, MultiCell reported stock-based compensation expense for services related to stock options of $9,908 and $4,406, respectively. As of February 28, 2014, there is approximately $45,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 1.2 years. The intrinsic values at February 28, 2014 are based on a closing price of $0.0008.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In October 2010, Xenogenics adopted the 2010 Stock Incentive Plan (the “2010 Plan”) which authorized the granting of stock awards toXenogenics’ employees, directors, and consultants. As originally adopted, the 2010 Plan provided that the number of shares of Xenogenics’ common stock that could be issued pursuant to stock awards that could not exceed 5,000,000 shares of common stock. On February 3, 2011, the 2010 Plan was amended such that the number of shares of Xenogenics’ common stock that could be issued pursuant to stock awards could not exceed 8,000,000 shares of common stock. The purpose of the 2010 Plan is to provide a means by which eligible recipients of stock awards may be given the opportunity to benefit from increases in the value of Xenogenics’ common stock through granting of incentive stock options (“ISO”), non-statutory stock options, stock bonus awards, stock appreciation rights, and rights to acquire restricted stock. ISO’s may be granted only to employees. The exercise price of each ISO granted under the plan must equal 100% of the market price of Xenogenics’ stock on the date of the grant. A 10% stockholder shall not be granted an ISO unless the exercise price of such option is at least 110% of the fair market value of Xenogenics’ common stock on the date of the grants and the option is not exercisable after the expiration of five years from the date of the grant. The Board of Directors of Xenogenics, in its discretion, shall determine the exercise price of each nonstatutory stock option. An option’s maximum term is 10 years.

A summary of the status of Xenogenics’ stock options at at February 28, 2014, and changes during the three months then ended is presented in the following table:

Weighted
		Weighted	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Option	Price	Life

Outstanding at November 30, 2013	4,250,000	$0.2460	2.3 years
Granted	-	-
Exercised	-	-
Expired or forfeited	-	-

Outstanding at February 28, 2014	4,250,000	$0.2460	2.1 years

Exercisable at February 28, 2014	2,000,000	$0.2460	2.2 years

For the three months ended February 28, 2014 and 2013, Xenogenics reported stock-based compensation expense for services related to stock options of $32,104 and $95,462, respectively. As of February 28, 2014, there was approximately $11,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 0.1 years.

NOTE 8. STOCK WARRANTS

Since the Company’s inception, it has financed its operations primarily through the issuance of debt or equity instruments, which have often included the issuance of warrants to purchase shares of the Company’s common stock.

As further described in Note 3 to these condensed consolidated financial statements, MultiCell entered into the LJCI Agreement pursuant to which MultiCell agreed to sell the Debenture in the principal amount of $100,000. In connection with the Debenture, MultiCell issued LJCI a warrant to purchase up to 10 million shares of the Company’s common stock at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007. Pursuant to the terms of the LJCI Warrant, upon the conversion of any portion of the principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the Debenture being converted. Therefore, as an example, for each $1,000 of the principal of the Debenture converted, LJCI would be required to simultaneously purchase 100,000 shares under the warrant at $1.09 per share. As further described to Note 3 to these condensed consolidated financial statements, on February 20, 2014, MultiCell and LJCI amended the LJCI Warrant to extend the expiration date of the warrants to February 28, 2016. During the three months ended February 28, 2014, LJCI exercised warrants to purchase 207,000 shares of the Company’s common stock, resulting in proceeds to the Company of $225,630. During the three months ended February 28, 2013, LJCI exercised warrants to purchase 151,000 shares of the Company’s common stock, resulting in proceeds to the Company of $164,590.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the status of warrants at February 28, 2014, and changes during the three months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at November 30, 2013	7,829,030	$0.7184	1.5 years	$-
Issued	-	-
Exercised	(207,000)	1.0900
Expired	(134,000)	0.5000

Outstanding at February 28, 2014	7,488,030	$0.7120	2.4 years	$-

NOTE 9. LOSS PER SHARE

Basic loss per share is computed on the basis of the weighted-average number of shares of the Company’s common stock outstanding during the period. Diluted loss per share is computed on the basis of the weighted-average number of shares of the Company’s common stock and all dilutive potentially issuable shares of the Company’s common stock outstanding during the year. Shares of the Company’s common stock issuable upon conversion of debt and preferred stock, or exercise of stock options and stock warrants have not been included in the loss per share for the three months ended February 28, 2014 or 2013, as they are anti-dilutive.

The potential shares of the Company’s common stock issuable upon exercise of options or warrants, or upon conversion of other convertible securities issued by the Company, as of February 28, 2014 and 2013, are as follows:

	2014	2013

Warrants	7,488,030	8,846,030
Stock options	75,474,213	21,093,947
Series B Convertible Preferred Stock	36,294,737	18,147,368
LJCI Debenture	9,867,342,163	5,760,694,429

	9,986,599,143	5,808,781,774

MultiCell does not currently have sufficient authorized shares of its common stock to meet the commitments entered into under the Debenture and the related LJCI Warrants. As further discussed in Note 3 to the condensed consolidated financial statements, upon the conversion of any portion of the remaining $43,076 principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the remaining 4,307,629 warrant shares equal to the percentage of the dollar amount of the Debenture being converted. The agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding shares of common stock of the Company. Furthermore, MultiCell has the right to redeem that portion of the Debenture that the holder may elect to convert and also has the right to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Liabilities measured at fair value on a recurring basis at February 28, 2014 and November 30, 2013, are summarized as follows:

	February 28, 2014				November 30, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$25,406	$-	$25,406	$-	$18,147	$-	$18,147

As further described in Note 5, the fair value of the derivative liability is determined using the Black-Scholes pricing model.

NOTE 11. SUBSEQUENT EVENTS

Stock Issued for Conversion of Debenture and Exercise of Warrants

As more fully discussed in Note 3 to these condensed consolidated financial statements, MultiCell sold the Debenture to LJCI and issued LJCI a stock warrant in connection with the Debenture. During the period subsequent to February 28, 2014 through the date of issuance of the condensed consolidated financial statements, LJCI converted $2,800 of the Debenture into 579,053,333 shares of the Company’s common stock. Simultaneously with the conversions of the Debenture, LJCI was required to exercise warrants to purchase 280,000 shares of the Company’s common stock at $1.09 per share. The total proceeds from the exercise of the warrants were $305,200.

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

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, obtaining regulatory approval, and undertaking production and marketing of our drug candidates; difficulties or delays in patient enrollment for our clinical trials; unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials or preclinical studies are not indicative of future results of clinical trials); activities and decisions of, and market conditions affecting, current and future strategic partners; pricing pressures; accurately forecasting operating and clinical trial costs; uncertainties of litigation and other business conditions; our ability to obtain additional financing if necessary; changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target; the uncertainty of protection for our intellectual property or trade secrets, through patents or otherwise; and potential infringement of the intellectual property rights or trade secrets of third parties. In addition such statements are subject to the risks and uncertainties discussed under the “Risk Factors” section included in our Annual Report filed on Form 10-K for the fiscal year ended November 30, 2013.

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

MultiCell has an exclusive license and purchase agreement with Corning of Corning, New York. Under the terms of such agreement, Corning has the right to develop, use, manufacture and sell MultiCell’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (ADME/Tox assays). Corning paid MultiCell a non-refundable license fee, purchased certain inventory and equipment related to MultiCell’s Fa2N-4 cell line business, hired certain MultiCell scientific personnel, and paid for access to MultiCell’s laboratories during the transfer of the Fa2N-4 cell lines to Corning. MultiCell retained and continues to support all of its existing licensees. MultiCell retained the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays. MultiCell also retained rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to identify drug targets and for other applications related to the Company’s internal drug development programs.

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

On July 5, 2011, MultiCell entered into a sponsored research agreement with the University Health Network, or UHN, a not-for-profit corporation incorporated under the laws of Canada. Under this agreement UHN will evaluate the Company’s product candidates, MCT-465 and MCT-485, in its in vitro models for the treatment of primary liver cancer. The mechanism of action of MCT-465 and MCT-485 and their potential selective effect on liver cancer stem cells will also be evaluated. Under the terms of this agreement, we will retain exclusive access to the research findings and intellectual property resulting from the research activities performed by UHN. On September 27, 2013, MultiCell entered into a new sponsored research agreement with Anand Ghanekar, M.D., Ph.D, of UHN’s Toronto General Hospital expanding the scope of the current research project with UHN to evaluate MCT-485 in animal models for the treatment of primary liver cancer (the “Ghanekar Agreement”). Under the terms of the Ghanekar Agreement, the Company retains exclusive access to the research findings and intellectual property resulting from the research activities performed by Dr. Ghanekar.

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

On September 30, 2010, Xenogenics entered into a Foreclosure Sale Agreement (the “Foreclosure Sale Agreement”) with Venture Lending & Leasing IV, Inc., Venture Lending & Leasing V, Inc. and Silicon Valley Bank (collectively, the “Sellers”). Pursuant to the Foreclosure Sale Agreement, as amended on September 30, 2011, and on October 23, 2012, Xenogenics acquired all of the Sellers’ interests in certain bioabsorbable stent assets (known as “Ideal BioStent™”), and related technologies. Under the Foreclosure Sale Agreement, Xenogenics is also required to make cash payments totaling $4.3 million to the Sellers based on the achievement of certain milestones at certain dates. None of these milestones were achieved as of September 30, 2013. Xenogenics’ obligations under the Foreclosure Sale Agreement had been previously extended pursuant to Amendments No. 1 and No. 2, dated September 30, 2011 and October 23, 2012, respectively. On October 11, 2013, Xenogenics entered into Amendment No. 3 to the Foreclosure Sale Agreement which further extended the deadlines for the achievement of the milestones under the Foreclosure Sale Agreement by an additional 12 months. Xenogenics is required to use good faith reasonable efforts to achieve these milestones. Failure to achieve any of these milestones could result in all milestone payments, totaling $4.3 million, becoming immediately due and payable.

Effective September 30, 2010, Xenogenics entered into a license agreement (the “Rutgers License Agreement”) with Rutgers, The State University of New Jersey (“Rutgers”). Pursuant to the Rutgers License Agreement, Rutgers granted Xenogenics a worldwide exclusive license to exploit and commercialize certain patents and other intellectual property rights, as further described in the Rutgers License Agreement, relating to bioabsorbable stents for interventional cardiology and peripheral vascular applications. On January 31, 2014, Xenogenics received a Notice of Default from Rutgers (the “Notice of Default”) stating that Xenogenics was in default under the Rutgers License Agreement for failing to make certain payments, submit certain program reports, and use “good faith reasonable efforts” to meet certain milestones pursuant to the terms of the agreement. The Notice of Default stated that absent a full and complete cure of the mentioned issues, Rutgers would terminate the Rutgers License Agreement within 90 days of the date of the Notice of Default. Management, with the assistance of its legal counsel and an outside consultant, is evaluating the claims alleged in the Notice of Default, but has not yet determined its response to the claims.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations. The condensed consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Three Months Ended February 28, 2014 Compared to the Three Months Ended February 28, 2013

Revenue. Total revenue for the three months ended February 28, 2014 and February 28, 2013 was $12,329. All of the revenue for the three months ended February 28, 2014 and February 28, 2013 is from the amortization of deferred revenue under license agreements with Corning and Pfizer.

Operating Expenses. Total operating expenses for the three months ended February 28, 2014 were $321,822, compared to operating expenses for the three months ended February 28, 2013 of $349,678, representing a decrease of $27,856. This decrease was due to a decrease of $57,856 in the amount of stock-based compensation, offset by an increase of $34,886 in legal, consulting, and other professional fees and a decrease in other operating expenses of $4,886. Most of the stock-based compensation relates to the options granted by our subsidiary, Xenogenics. As more fully discussed in Note 7 to the accompanying condensed consolidated financial statements, Xenogenics granted options to certain prospective officers and to the members of its scientific advisory board in November 2010, March 2011, February 2012, and July 2013. During the three months ended February 28, 2014, stock-based compensation included $32,104 related to the Xenogenics options. During the three months ended February 28, 2013, stock-based compensation included $95,462 related to these options. The decrease between the two periods relates to the vesting patterns of the options granted and the number of options that are vested in each period.

Other income/(expense). Other income (expense) amounted to net expense of $7,947 for the three months ended February 28, 2014 as compared to net expense of $48,496 for the three months ended February 28, 2013. Other income (expense) for the three months ended February 28, 2014 was composed of (A) interest expense of $700, (B) a loss from the change in fair value of derivative liability of $7,259, and (C) interest income of $12. Other income (expense) for the three months ended February 28, 2013 consists of (i) interest expense of $671, (ii) a loss from the change in fair value of derivative liability of $47,900, and (iii) interest income of $75. Interest expense principally includes interest on the 4.75% debenture.

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

Net Loss. Net loss for the three months ended February 28, 2014 was $317,440, as compared to a net loss of $385,845 for the same period in the prior fiscal year, representing a decrease in the net loss of $68,405. This decrease in net loss in the current period is principally due to the decrease in the amount of the loss from the change in fair value of the derivative liability and the decrease in stock-based compensation, offset by the increase in legal, consulting, and other professional fees, all as explained above.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at February 28, 2014 and 2013:

	February 28, 2014	February 28, 2013

Cash and cash equivalents	$240,965	$290,027

Current assets	$266,239	$301,834
Current liabilities	(1,376,092)	(1,486,896)

Working capital deficiency	$(1,109,853)	$(1,185,062)

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

La Jolla Cove Investors, Inc.

We entered into the LJCI Agreement with LJCI on February 28, 2007 pursuant to which we agreed to sell the Debentures. In addition, we issued to LJCI a warrant to purchase up to 10 million shares of our common stock at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007. In August 2011, we and LJCI amended the Debenture and the warrant agreement to extend the maturity date of the Debentures and the expiration date of the warrants to February 28, 2014. On February 20, 2014, we and LJCI amended the Debenture and the warrant agreements to further extend the maturity date of the Debenture and the expiration date of the warrants to February 28, 2016.

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares of the Company’s common stock determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price (defined below) multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price. The “Conversion Price” is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the 20 trading days prior to the election to convert. The Debenture accrues interest at 4.75% per year payable in cash or shares of common stock. Through February 28, 2014, interest is being paid in cash. If paid in shares of our common stock, the stock will be valued at the rate equal to the Conversion Price of the Debenture in effect at the time of payment. Upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the Debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. Since February 28, 2008, we, at our sole discretion, have had the right, without limitation or penalty, to redeem the outstanding principal amount of the Debenture not yet converted by the holder into shares of our common stock, plus accrued and unpaid interest thereon.

Commencing in March 2008, we have operated on working capital provided by LJCI in connection with its exercise of warrants issued to it by us (which LJCI must exercise whenever it converts amounts owed under the Debenture it holds), all a discussed in more detail below. The warrants are exercisable at $1.09 per share. As of April 9, 2014 there were 4,027,629 shares remaining under the stock purchase warrant and a balance of $40,276 remaining on the Debenture. Should LJCI continue to exercise all of its remaining warrants approximately $4.4 million of cash would be provided to us. However, the LJCI Agreement limits LJCI’s stock ownership in our common stock to 9.99% of the outstanding shares of our common stock.

We expect that LJCI will continue to exercise the warrants and convert the Debenture over the next year, subject to the limitations of the LJCI Agreement and availability of our authorized common stock, but cannot assure that LJCI will do so. We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional equity securities, debt financing and/or the sale or licensing of our technologies. We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures. We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund expansion, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

Series B Convertible Preferred Stock

On July 14, 2006, we completed a private placement of Series B convertible preferred stock. A total of 17,000 shares of Series B convertible preferred stock were sold to accredited investors at a price of $100 per share. Originally, the Series B shares were convertible at any time into shares of our common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Series B Conversion Price”). The Series B Conversion Price was reduced to 85% of the then applicable Series B Conversion Price as a result of an event of default in the payment of preferred dividends. The Series B Conversion Price is also subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the Series B Conversion Price is subject to weighted average anti-dilution adjustments in the event that we sell shares of our common stock or other securities convertible into or exercisable for shares of our common stock at a per share price, exercise price or conversion price lower than the Series B Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, a joint venture and/or the issuance of employee stock options). As a result of these adjustments, the Series B Conversion Price has been reduced to $0.0095 per share as of February 28, 2014. Pursuant to the applicable Series B convertible preferred stock purchase agreement, each investor may only convert that number of shares of Series B convertible preferred stock into that number of shares of our common stock that does not exceed 9.99% of the outstanding shares of our common stock on the date of conversion. The Series B convertible preferred stock does not have voting rights.

Commencing on the date of issuance of the Series B convertible preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued was declared effective by the SEC, we were required to pay on each outstanding share of Series B convertible preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (a) the Wall Street Journal Prime Rate plus 1%, or (b) 9%. In no event was the dividend rate greater than 12% per annum. The dividend was payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first day of that month. In the event we did not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares was reduced to 85% of the otherwise applicable conversion price. We did not pay the required monthly Series B preferred dividends beginning November 30, 2006, which, in part, has caused the conversion price to be reduced. Subsequent to November 30, 2010, we received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B convertible preferred stock, which in turn terminated the requirement to accrue the related dividends. Accordingly, no dividends have been accrued since November 30, 2010. Total accrued but unpaid preferred dividends recorded in the accompanying condensed consolidated balance sheets as of February 28, 2014 and November 30, 2013 are $290,724, of which $125,516 is recorded in permanent equity with the Series B preferred stock and $165,208 is recorded as a current liability in accounts payable and accrued expenses. As of February 28, 2014 and November 30, 2013, there were 3,448 shares of Series B convertible preferred stock outstanding.

Pursuant to the Certificate of Designation of the Series B convertible preferred stock, in the event of any dissolution or winding up of our company, whether voluntary or involuntary, holders of each outstanding share of Series B convertible preferred stock shall be entitled to be paid second in priority to the Series I preferred stockholders out of our assets available for distribution to stockholders, an amount equal to $100 per share of Series B convertible preferred stock held plus any declared but unpaid dividends. However, no shares of our Series I convertible preferred stock are outstanding at February 28, 2014. After such payment has been made in full, such holders of Series B convertible preferred stock shall be entitled to no further participation in the distribution of our assets.

Cash provided by (used in) operating, investing and financing activities for the three months ended February 28, 2014 and 2013 is as follows:

	February 28, 2014	February 28, 2013

Operating activities	$(207,465)	$(309,445)
Investing activities	-	-
Financing activities	302,225	400,000

Net increase in cash and cash equivalents	$94,760	$90,555

Operating Activities

For the three months ended February 28, 2014, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $49,271 included in our net loss for stock-based compensation and change in fair value of derivative liability, plus changes in non-cash working capital totaling $60,704. For the three months ended February 28, 2013, the differences between our net loss and net cash used in operating activities are due to non-cash charges totaling $147,768 included in our net loss for stock-based compensation and change in fair value of derivative liability, less changes in non-cash working capital totaling $71,368.

Investing Activities

We had no cash flows from investing activities during the three months ended February 28, 2014 or February 28, 2013.

Financing Activities

During the three months ended February 28, 2014 and 2013, cash flows from financing activities related to LJCI’s payments to us of $302,225 and $400,000, respectively, to be applied towards the exercise of common stock warrants.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2014, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of February 28, 2014, the following material weaknesses existed:

1.	Entity-Level Controls: We did not maintain effective entity-level controls as defined by the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control –Integrated Framework (1992). Specifically, we did not effectively segregate certain accounting duties due to the small size of our accounting staff, and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting.

2.	Information Technology: We did not maintain effective controls over the segregation of duties and access to financial reporting systems. Specifically, key financial reporting systems were not appropriately configured to ensure that certain transactions were properly processed with segregated duties among personnel and to ensure that unauthorized individuals did not have access to add or change key financial data.

Due to this material weakness, management has concluded that our internal control over financial reporting was not effective as of February 28, 2014.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2014, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

None.

Item 1A: RISK FACTORS

Not required for “smaller reporting companies.”

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Issuances

On December 5, 2013, we issued 81,363,000 shares of our common stock to LJCI pursuant to its conversion of $370 of the Debenture. We also issued 37,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $40,330, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On December 13, 2013, we issued 159,442,000 shares of our common stock to LJCI pursuant to its conversion of $580 of the Debenture. We also issued 58,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $63,220, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On January 13, 2014, we issued 135,629,667 shares of our common stock to LJCI pursuant to its conversion of $370 of the Debenture. We also issued 37,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $40,330, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On February 14, 2014, we issued 164,925,000 shares of our common stock to LJCI pursuant to its conversion of $750 of the Debenture. We also issued 75,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $81,750, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

Item 3: DEFAULTS UPON SENIOR SECURITIES

None.

Item 4: MINE SAFETY DISCLOSURES

Not applicable.

Item 5: OTHER INFORMATION

None.

Item 6: EXHIBITS:

Exhibit Number	Exhibit Description
3.1 (1)	Certificate of Incorporation, as filed on April 28, 1970.
3.2 (1)	Certificate of Amendment, as filed on October 27, 1986.
3.3 (1)	Certificate of Amendment, as filed on August 24, 1989.
3.4 (1)	Certificate of Amendment, as filed on July 31, 1991.
3.5 (1)	Certificate of Amendment, as filed on August 14, 1991.
3.6 (1)	Certificate of Amendment, as filed on June 13, 2000.
3.7 (2)	Certificate of Amendment, as filed May 18, 2005.
3.8 (3)	Certificate of Correction, as filed June 2, 2005.
3.9 (4)	Certificate of Amendment, as filed September 1, 2010.
3.10 (5)	Certificate of Amendment, as filed July 13, 2011.

Exhibit Number	Exhibit Description
3.11 (6)	Certificate of Amendment, as filed August 29, 2012.
3.12 (7)	Certificate of Incorporation, as amended as of February 28, 2013.
3.13 (1)	Bylaws, as amended May 18, 2005.
3.14 (1)	Specimen Stock Certificate.
4.1 (8)	Certificate of Designations of Preferences and Rights of Series I Convertible Preferred Stock, as filed on July 13, 2004.
4.2 (9)	Certificate of Designation of Series B Convertible Preferred Stock, as filed July 14, 2006.
4.3 (10)	Securities Purchase Agreement, between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc., dated February 28, 2007.
4.4 (10)	4 ¾ % Convertible Debenture for $100,000 issued by Multicell Technologies, Inc. to La Jolla Cove Investors, Inc., dated February 28, 2007.
4.5 (10)	Warrant to Purchase Common Stock dated February 28, 2007.
4.6 (10)	Letter, dated February 28, 2007, to Multicell Technologies, Inc. from La Jolla Cove Investors, Inc.
4.7 (11)	Form of Shares of Series B Convertible Preferred Stock and Common Stock Warrants Subscription Agreement, dated July 14, 2006, by and between Multicell Technologies, Inc. and Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302. *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

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

MULTICELL TECHNOLOGIES, INC.

April 14, 2014	By: /s/ W. Gerald Newmin

W. Gerald Newmin
(Chief Executive Officer and Chief Financial Officer)

- 23 -