Form 10-Q
period 2014-05-31
MultiCell Technologies, Inc.
filed 2014-07-15
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2014.

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ______________

Commission File Number

001-10221

MultiCell Technologies, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	52-1412493 (IRS Employer Identification No.)

68 Cumberland Street, Suite 301
Woonsocket, RI 02895
(Address of principal executive offices, Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 9, 2014, the issuer had 3,900,360,170 shares of Common Stock, $.01 par value, outstanding.

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 31,	November 30,
	2014	2013
ASSETS

Current assets
Cash and cash equivalents	$170,804	$146,205
Other current assets	11,460	32,600
Total current assets	182,264	178,805

Property and equipment, net of accumulated depreciation of $40,561	-	-

Other assets	280	280

Total assets	$182,544	$179,085

LIABILITIES AND EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$1,124,904	$1,072,521
Payable to related party	50,000	50,000
Advance from warrant holder	-	61,950
Convertible debentures	-	45,146
Current portion of deferred revenue	49,318	49,318
Total current liabilities	1,224,222	1,278,935

Non-current liabilities
Convertible debentures	39,076	-
Deferred revenue, net of current portion	424,765	449,424
Derivative liability related to Series B convertible preferred stock	35,364	18,147
Total non-current liabilities	499,205	467,571

Total liabilities	1,723,427	1,746,506

Commitments and contingencies	-	-

Equity (Deficiency)
MultiCell Technologies, Inc. equity (deficiency)
Undesignated preferred stock, $0.01 par value; 963,000 shares authorized; zero shares issued and outstanding	-	-
Series B convertible preferred stock, 17,000 shares designated; 3,448 shares issued and outstanding: liquidation value of $470,316	461,835	461,835
Series I convertible preferred stock, 20,000 shares designated; zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 5,000,000,000 shares authorized; 3,900,360,170 and 2,610,793,503 shares issued and outstanding at May 31, 2014 and November 30, 2013, respectively	39,003,602	26,107,935
Additional paid-in capital	4,391,625	16,556,524
Accumulated deficit	(44,090,974)	(43,489,211)
Total MultiCell Technologies, Inc. stockholders' equity (deficiency)	(233,912)	(362,917)
Noncontrolling interests	(1,306,971)	(1,204,504)
Total equity (deficiency)	(1,540,883)	(1,567,421)

Total liabilities and equity (deficiency)	$182,544	$179,085

See accompanying notes to condensed consolidated financial statements

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31,		May 31,
	2014	2013	2014	2013

Revenue	$12,330	$12,330	$24,659	$24,659

Operating expenses
Selling, general and administrative	208,603	208,154	422,159	418,339
Research and development	150,529	81,547	216,783	121,172
Stock-based compensation	23,085	23,053	65,097	122,921

Total operating expenses	382,217	312,754	704,039	662,432

Loss from operations	(369,887)	(300,424)	(679,380)	(637,773)

Other income (expense)
Interest expense	(8,987)	(680)	(9,687)	(1,351)
Change in fair value of derivative liability	(9,958)	37,460	(17,217)	(10,440)
Interest income	13	60	25	135

Total other income (expense)	(18,932)	36,840	(26,879)	(11,656)

Net loss	(388,819)	(263,584)	(706,259)	(649,429)

Less net loss attributable to the noncontrolling interests	(67,314)	(22,067)	(104,496)	(48,947)

Net loss attributable to MultiCell Technologies, Inc.	$(321,505)	$(241,517)	$(601,763)	$(600,482)

Basic and Diluted Loss Per Common Share	$(0.00009)	$(0.00014)	$(0.00018)	$(0.00039)

Basic and Diluted Weighted-Average Common Shares Outstanding	3,654,573,938	1,678,354,228	3,290,897,716	1,540,972,988

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)

For the Six Months Ended May 31, 2013 and 2014

(Unaudited)

					Additional			Total
	Series B Preferred Stock		Common Stock		Paid in	Accumulated	Noncontrolling	Equity
	Shares	Amount	Shares	Par Value	Capital	Deficit	Interests	(Deficiency)

Balance at November 30, 2012	3,448	$461,835	1,349,803,029	$13,498,030	$27,755,595	$(42,254,594)	$(1,079,328)	$(1,618,462)

Issuance of common stock for conversion of 4.75% debentures	-	-	594,747,473	5,947,475	(5,941,695)	-	-	5,780

Issuance of common stock for exercise of warrants	-	-	578,000	5,780	624,240	-	-	630,020

Stock-based compensation	-	-	-	-	122,921	-	-	122,921

Net loss	-	-	-	-	-	(600,482)	(48,947)	(649,429)

Balance at May 31, 2013	3,448	$461,835	1,945,128,502	$19,451,285	$22,561,061	$(42,855,076)	$(1,128,275)	$(1,509,170)

Balance at November 30, 2013	3,448	$461,835	2,610,793,503	$26,107,935	$16,556,524	$(43,489,211)	$(1,204,504)	$(1,567,421)

Issuance of common stock for conversion of 4.75% debentures	-	-	1,288,959,667	12,889,597	(12,883,527)	-	-	6,070

Issuance of common stock for exercise of warrants	-	-	607,000	6,070	655,560	-	-	661,630

Stock-based compensation	-	-	-	-	63,068	-	2,029	65,097

Net loss	-	-	-	-	-	(601,763)	(104,496)	(706,259)

Balance at May 31, 2014	3,448	$461,835	3,900,360,170	$39,003,602	$4,391,625	$(44,090,974)	$(1,306,971)	$(1,540,883)

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	May 31,
	2014	2013
Cash flows from operating activities
Net loss	$(706,259)	$(649,429)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	65,097	122,921
Change in fair value of derivative liability	17,217	10,440
Changes in assets and liabilities
Other current assets	21,140	(1,919)
Accounts payable and accrued liabilities	52,383	(25,422)
Deferred revenue	(24,659)	(24,659)
Net cash used in operating activities	(575,081)	(568,068)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from the exercise of stock warrants	661,630	630,020
Change in advance from warrant holder	(61,950)	(51,805)
Net cash provided by financing activities	599,680	578,215
Net increase in cash and cash equivalents	24,599	10,147
Cash and cash equivalents at beginning of period	146,205	199,472
Cash and cash equivalents at end of period	$170,804	$209,619

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,372	$1,388
Noncash Investing and Financing Activities:
Issuance of common stock for conversion of 4.75% debentures	6,070	5,780

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell and its subsidiaries have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended November 30, 2013, previously filed with the SEC. The results of operations for the three-month and six-month periods ended May 31, 2014, are not necessarily indicative of the operating results for the fiscal year ending November 30, 2014. The condensed consolidated balance sheet as of November 30, 2013, has been derived from the Company’s audited consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 will be effective for the Company retrospectively beginning December 1, 2017, with early adoption not permitted. Management is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”) to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective January 1, 2015, with earlier adoption permitted. ASU 2013-11 should be applied prospectively with retroactive application permitted. Management is currently evaluating the impact of the pending adoption of ASU 2013-11 on the Company’s consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of May 31, 2014, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $44,090,974. The Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, its therapeutic product for the treatment of fatigue in multiple sclerosis patients, conduct further research on MCT-465 and MCT-485, its therapeutic products for the treatment of primary liver cancer, and initiate clinical trials for Xenogenic’s bioabsorbable, drug eluting stent, the Ideal BioStent™. The Company’s management is evaluating several sources of financing for the Company’s clinical trial program. Additionally, with its strategic shift in focus to therapeutic programs and technologies, management expects the Company’s future cash requirements to increase significantly as it advances the Company’s therapeutic programs into clinical trials. Until the Company is successful in raising additional funds, it may have to prioritize its therapeutic programs and delays may be necessary in some of the Company’s development programs.

Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors, Inc. (“LJCI”). As further described in Note 3 to these condensed consolidated financial statements, under the terms of the LJCI Agreement (as defined below), LJCI can convert a portion of the Debenture (as defined below) by simultaneously exercising the LJCI Warrant (as defined below) at $1.09 per share. As of May 31, 2014, there are 3,907,629 shares remaining on the LJCI Warrant and a balance of $39,076 remaining on the Debenture. Should LJCI continue to exercise all of its remaining warrants, approximately $4.3 million of cash would be provided to the Company. The LJCI Agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.99% of the common stock of MultiCell. The Company expects that LJCI will continue to exercise the warrants and convert the Debenture through February 28, 2016, the date that the Debenture is due and the LJCI Warrant expires, subject to the limitations of the LJCI Agreement and the availability of authorized common stock of the Company.

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

NOTE 3. CONVERTIBLE DEBENTURES

MultiCell entered into a Securities Purchase Agreement with LJCI on February 28, 2007 (“the LJCI Agreement”) pursuant to which MultiCell agreed to sell a convertible debenture in the principal amount of $100,000 and originally scheduled to mature on February 28, 2012 (the “Debenture”). On August 16, 2011, MultiCell and LJCI amended the Debenture to extend the maturity date to February 28, 2014. On February 20, 2014, MultiCell and LJCI amended the Debenture to further extend the maturity date to February 28, 2016. The Debenture accrues interest at 4.75% per year, payable in cash or shares of MultiCell’s common stock at the option of LJCI. In connection with the Debenture, MultiCell issued LJCI a warrant to purchase up to 10 million shares of its common stock (the “LJCI Warrant”) at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007. On August 16, 2011, MultiCell and LJCI amended the LJCI Warrant to extend the expiration date to February 28, 2014. On February 20, 2014, MultiCell and LJCI amended the LJCI Warrant to further extend the expiration date to February 28, 2016. Pursuant to the terms of the LJCI Warrant, upon the conversion of any portion of the principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the Debenture being converted. Therefore, as an example, for each $1,000 of the principal converted, LJCI would be required to simultaneously purchase 100,000 shares under the LJCI Warrant at $1.09 per share. The LJCI Agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding shares of common stock of MultiCell.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares of MultiCell’s common stock determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price (as defined below) multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price. The “Conversion Price” is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert. LJCI converted $6,070 and $5,780 of the Debenture into 1,288,959,667 and 594,747,473 shares, respectively, of the Company’s common stock during the six months ended May 31, 2014 and 2013, respectively. Simultaneously with these conversions, LJCI exercised warrants to purchase 607,000 shares and 578,000 shares of the Company’s common stock during the six months ended May 31, 2014 and 2013, respectively. Proceeds from the exercise of the warrants were $661,630 and $630,020 for the six months ended May 31, 2014 and 2013, respectively. At times, LJCI makes advances to the Company prior to the exercise of warrants. At November 30, 2013, LJCI had advanced $61,950 to the Company in advance of LJCI’s exercise of warrants. At May 31, 2014, LJCI did not have any advances outstanding to the Company for the exercise of warrants.

As of May 31, 2014, the remainder of the Debenture in the amount of $39,076 could have been converted by LJCI into approximately 6.7 billion shares of the Company’s common stock, which would require LJCI to simultaneously exercise and purchase all of the remaining 3,907,629 shares of the Company’s common stock under the LJCI Warrant at $1.09 per share. As of November 30, 2013, the balance of the Debenture was $45,146. For the Debenture, upon receipt of a conversion notice from the holder, MultiCell may elect to immediately redeem that portion of the Debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. MultiCell, at its sole discretion, has the right, without limitation or penalty, to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

NOTE 4. LICENSE AGREEMENTS AND DEFERRED REVENUE

Corning Incorporated

The Company has an exclusive license and purchase agreement (the “Agreement”) with Corning Incorporated (“Corning”) of Corning, New York. Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell the Company’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (“ADME/Tox assays”). The Company retained and will continue to support all of its existing licensees. The Company retains the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays. The Company also retains rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to produce therapeutic proteins using the Company’s BioFactories™ technology, to identify drug targets and for other applications related to the Company’s internal drug development programs. In consideration for the license granted, Corning paid the Company $375,000 upon execution of the Agreement, and an additional $375,000 upon the completion of a transition period. In addition, Corning purchased inventory and equipment from the Company and reimbursed the Company for laboratory costs and other expenses during a transition period. The Company is recognizing the income ratably over a 17-year period. The Company recognized $11,030 and $22,059, respectively, in income for each of the three months and six months ended May 31, 2014 and 2013. The balance of deferred revenue from this license was $455,883 and $477,942 at May 31, 2014 and November 30, 2013, respectively, and will be amortized into revenue through October 2024.

Pfizer Inc.

The Company has another license agreement with Pfizer Inc. (“Pfizer”), for which revenue is being deferred. The Company recognized $1,300 and $2,600, respectively, in income for each of the three months and six months ended May 31, 2014 and 2013. The balance of deferred revenue from this license was $18,200 and $20,800 at May 31, 2014 and November 30, 2013, respectively, and will be amortized into revenue through January 2018.

Rutgers License Agreement

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

To supplement the technology acquired under the Foreclosure Sale Agreement, Xenogenics also entered in to a license agreement (the “Rutgers License Agreement”) with Rutgers, The State University of New Jersey (“Rutgers”) effective September 30, 2010. The term of the Rutgers License Agreement commenced on the effective date of the agreement, and was to terminate on the earlier of (i) the expiration of all valid patents granted with respect to the licensed technology (or products commercialized therefrom) in a country, and (ii) ten years from the date of first commercial sale in a country.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pursuant to the Rutgers License Agreement, Rutgers granted Xenogenics a worldwide exclusive license to exploit and commercialize certain patents and other intellectual property rights, as further described in the Rutgers License Agreement, relating to bioabsorbable stents for interventional cardiology and peripheral vascular applications. In consideration for the license and other rights granted under the Rutgers License Agreement, Xenogenics paid Rutgers a license fee of $50,000. In addition, under the Rutgers License Agreement, Xenogenics was obligated to pay Rutgers a license maintenance fee of $25,000 on the third anniversary of the Rutgers License Agreement, and $50,000 on the fourth anniversary. Additionally, Xenogenics agreed to pay Rutgers for unpaid costs of $136,000 incurred by Rutgers prior to the effective date of the Rutgers License Agreement for preparing, filing, prosecuting, defending, and maintaining all United States patent applications and patents covered under the Rutgers License Agreement. Additionally, Xenogenics was also required to make additional cash payments to Rutgers upon the achievement of certain milestones. None of these milestones were ever achieved, and accordingly, none of these obligations have accrued. Furthermore, upon the sale of products commercialized using the technology licensed pursuant to the Rutgers License Agreement, Xenogenics was required to make royalty payments to Rutgers in an amount equal to three percent of the annual aggregate gross amounts charged for such products less deductions for expenses such as sales/use taxes, transportation charges and trade discounts. No sales were ever made that required the payment of any royalty.

It became apparent during the evaluation and development of the Ideal BioStent™ that the use of intellectual property licensed from Rutgers would have introduced complications in the design of the Ideal BioStent. As a result, Xenogenics abandoned the use of the Rutgers technology effective January 2014. On January 31, 2014, Rutgers notified Xenogenics of its alleged default of the provisions in the Rutgers License Agreement. On May 9, 2014, Rutgers issued a notice of termination of the Rutgers License Agreement, and demanded payment of unpaid license fees of $25,000, unpaid patent costs of $75,665, and accrued interest of $8,375. All of these claimed fees, costs, and interest are accrued in the accompanying condensed consolidated financial statements. Management is currently evaluating the merits of these claims.

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

The Series B shares are convertible at any time into shares of the Company common stock at a conversion price determined by dividing the purchase price per share of $100 by the conversion price. The conversion price was originally $0.32 per share. Upon the occurrence of an event of default (as defined in the applicable Series B convertible preferred stock purchase agreement), the conversion price of the Series B shares shall be reduced to 85% of the then-applicable conversion price of such shares. The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the conversion price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, a joint venture and/or the issuance of employee stock options). As a result of the Company issuing shares of its common stock upon conversion of convertible debentures and upon the exercise of warrants both at prices lower than the conversion price of the Series B convertible preferred stock, and due to the Company not paying the Series B dividends on a monthly basis (as discussed below), the conversion price of the Series B convertible preferred stock has been reduced to $0.0078 per share as of May 31, 2014 and to $0.0114 per share as of November 30, 2013. Pursuant to the applicable Series B convertible preferred stock purchase agreement, each investor may only convert that number of shares of Series B convertible preferred stock into that number of shares of the Company’s common stock that does not exceed 9.99% of the outstanding shares of common stock of the Company on the date of conversion.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Commencing on the date of issuance of the Series B convertible preferred stock until the date a registration statement registering the shares of the Company’s common stock underlying the preferred stock and warrants issued is declared effective by the SEC, the Company was required to pay on each outstanding share of Series B convertible preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (i) the Wall Street Journal Prime Rate plus 1%, or (ii) 9%. In no event was the dividend rate to be greater than 12% per annum. The dividend was payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B convertible preferred stock outstanding as of the first day of that month. In the event the Company did not pay the Series B convertible preferred dividends when due, the conversion price of the Series B preferred shares was reduced to 85% of the otherwise applicable conversion price. The Company did not pay the required monthly Series B preferred dividends beginning on November 30, 2006, which, in part, caused the conversion price to be reduced. Subsequent to November 30, 2010, the Company received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B convertible preferred stock, which in turn terminated the requirement to accrue the related dividends. Accordingly, no dividends have been accrued since November 30, 2010. Total accrued but unpaid preferred dividends recorded in the accompanying condensed consolidated balance sheet as of May 31, 2014 and November 30, 2013 are $290,724, of which $125,516 are recorded in permanent equity with the Series B convertible preferred stock and $165,208 are recorded as a current liability in accounts payable and accrued expenses.

The conversion feature which gives the holders of the Series B convertible preferred stock the right to acquire shares of the Company’s common stock is an embedded derivative. As of May 31, 2014 and November 30, 2013, there were 3,448 shares of Series B convertible preferred stock that were convertible into 44,205,128 and 30,245,614 shares of common stock of the Company, respectively. The fair value of the conversion feature was estimated at $35,364 ($0.0008 per share of common stock) and $18,147 ($0.0006 per share of common stock) at May 31, 2014 and November 30, 2013, respectively, and has been estimated using the Black-Scholes option-pricing model using the following assumptions:

	May 31, 2014	February 28, 2014	November 30, 2013

Fair value of common stock	$0.0008	$0.0008	$0.0007
Conversion price of preferred stock	$0.0078	$0.0095	$0.0114
Risk free interest rate	2.48%	2.66%	2.75%
Expected life	10 Years	10 Years	10 Years
Dividend yield	-	-	-
Volatility	144%	142%	142%

Pursuant to the Certificate of Designation of the Series B convertible preferred stock, in the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding share of Series B convertible preferred stock shall be entitled to be paid second in priority to the Series I preferred stockholders out of the assets of the Company available for distribution to stockholders, an amount equal to $100 per share of Series B convertible preferred stock held plus any declared but unpaid dividends. However, as discussed below, no shares of the Company’s Series I convertible preferred stock were outstanding at May 31, 2014. After such payment has been made in full, such holders of Series B convertible preferred stock shall be entitled to no further participation in the distribution of the assets of the Company.

NOTE 6. SERIES I CONVERTIBLE PREFERRED STOCK

The Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares of preferred stock. The Board of Directors originally designated 20,000 shares as Series I convertible preferred stock. On July 13, 2004, the Company completed a private placement of Series I convertible preferred stock and a total of 20,000 shares were originally sold to accredited investors. As of May 31, 2014 and November 30, 2013, all of the shares of Series I convertible preferred stock have been converted into shares of the common stock of the Company and no shares of the Company’s Series I convertible preferred stock are outstanding.

NOTE 7. STOCK COMPENSATION PLANS

On July 11, 2011, at the Company’s Annual Meeting of Stockholders, the stockholders approved an amendment to increase the number of shares reserved under the 2004 Equity Incentive Plan (the “2004 Plan”) to a total of 70,974,213 shares. Additionally, an annual increase in the number of shares reserved under the plan was approved and certain prior increases in the number of shares reserved for issuance under the plan were ratified. Furthermore, on each of December 1, 2011 and on December 1, 2012, the number of shares reserved under the 2004 Plan was increased by an additional 1,500,000 shares pursuant to the provisions of the 2004 Plan. The purpose of the 2004 Plan is to provide a means by which eligible recipients of stock awards may be given the opportunity to benefit from increases in the value of the Company’s common stock through granting of incentive stock options (“ISO”), non-statutory stock options, stock purchase awards, stock bonus awards, stock appreciation rights, stock unit awards and other stock awards. Under the provisions of the 2004 Plan, the 2004 Plan terminated on March 2, 2014, and as such, there are no additional shares of common stock available for future awards under the 2004 Plan.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

A summary of the status of stock options granted by MultiCell at May 31, 2014, and changes during the six months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at November 30, 2013	50,399,503	$0.0040	3.7 years	$-
Granted	25,074,710	0.0008
Exercised	-	-
Expired or forfeited	(30,000)	0.0110

Outstanding at May 31, 2014	75,444,213	$0.0029	3.6 years	$-

Exercisable at May 31, 2014	45,530,582	$0.0042	3.1 years	$-

On January 15, 2014, the MultiCell Board of Directors granted an option to each of the five members of its Board of Directors to purchase 4,600,000 shares of the Company’s common stock at $0.0008 per share. The options vest quarterly over one year, subject to continuing service as a director on each such vesting date, and expire five years after grant. Additionally, the Board of Directors granted an option to an employee to purchase 2,074,710 shares of common stock at $0.0008 per share. This option vests monthly over three years, subject to continuing service as an employee on each such vesting date, and expires five years after grant. No options were granted during the six months ended May 31, 2013. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the six months ended May 31, 2014 was $0.0007 per share. The weighted-average assumptions used for options granted during the six months ended May 31, 2014 were risk-free interest rate of 1.68%, volatility of 140%, expected life of 5.0 years, and dividend yield of zero. The assumptions employed in the Black-Scholes option pricing model include the following: (i) the expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise; (ii) the expected volatility is based on the historical price volatility of the Company’s common stock; (iii) the risk-free interest rate represents the U.S. Treasury Department’s constant maturities rate for the expected life of the related stock options; and (iv) the dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.

For the three months ended May 31, 2014 and 2013, MultiCell reported stock-based compensation expense for services related to stock options of $12,027 and $4,406, respectively. For the six months ended May 31, 2014 and 2013, MultiCell reported stock-based compensation expense for services related to stock options of $21,935 and $8,812, respectively. As of May 31, 2014, there was approximately $23,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 1.0 years. The intrinsic values at May 31, 2014 are based on a closing price of $0.0008.

In October 2010, Xenogenics adopted the 2010 Stock Incentive Plan (the “2010 Plan”) which authorized the granting of stock awards toXenogenics’ employees, directors, and consultants. As originally adopted, the 2010 Plan provided that the number of shares of Xenogenics’ common stock that could be issued pursuant to stock awards that could not exceed 5,000,000 shares of common stock. On February 3, 2011, the 2010 Plan was amended such that the number of shares of Xenogenics’ common stock that could be issued pursuant to stock awards could not exceed 8,000,000 shares of common stock. The purpose of the 2010 Plan is to provide a means by which eligible recipients of stock awards may be given the opportunity to benefit from increases in the value of Xenogenics’ common stock through granting of ISOs, non-statutory stock options, stock bonus awards, stock appreciation rights, and rights to acquire restricted stock. ISOs may be granted only to employees. The exercise price of each ISO granted under the plan must equal 100% of the market price of Xenogenics’ stock on the date of the grant. A 10% stockholder shall not be granted an ISO unless the exercise price of such option is at least 110% of the fair market value of Xenogenics’ common stock on the date of the grants and the option is not exercisable after the expiration of five years from the date of the grant. The Board of Directors of Xenogenics, in its discretion, shall determine the exercise price of each nonstatutory stock option. An option’s maximum term is 10 years.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the status of Xenogenics’ stock options at May 31, 2014, and changes during the six months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Option	Price	Life

Outstanding at November 30, 2013	4,250,000	$0.246	2.3 years
Granted	-	$-
Exercised	-	$-
Expired or forfeited	(500,000)	$0.246

Outstanding at May 31, 2014	3,750,000	$0.246	1.9 years

Exercisable at May 31, 2014	1,750,000	$0.246	2.3 years

For the three months ended May 31, 2014 and 2013, Xenogenics reported stock-based compensation expense for services related to stock options of $11,058 and $18,647, respectively. For the six months ended May 31, 2014 and 2013, Xenogenics reported stock-based compensation expense for services related to stock options of $43,162 and $114,109, respectively. As of May 31, 2014, there was no unrecognized compensation cost related to stock-based payments to be recognized in the future for option grants through May 31, 2014.

NOTE 8. STOCK WARRANTS

Since the Company’s inception, it has financed its operations primarily through the issuance of debt or equity instruments, which have often included the issuance of warrants to purchase shares of the Company’s common stock.

As further described in Note 3 to these condensed consolidated financial statements, MultiCell entered into the LJCI Agreement pursuant to which MultiCell agreed to sell the Debenture in the principal amount of $100,000. In connection with the Debenture, MultiCell issued LJCI a warrant to purchase up to 10 million shares of the Company’s common stock at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007. Pursuant to the terms of the LJCI Warrant, upon the conversion of any portion of the principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the Debenture being converted. Therefore, as an example, for each $1,000 of the principal of the Debenture converted, LJCI would be required to simultaneously purchase 100,000 shares under the warrant at $1.09 per share. As further described to Note 3 to these condensed consolidated financial statements, on February 20, 2014, MultiCell and LJCI amended the LJCI Warrant to extend the expiration date of the warrants to February 28, 2016. During the six months ended May 31, 2014, LJCI exercised warrants to purchase 607,000 shares of the Company’s common stock, resulting in proceeds to the Company of $661,630. During the six months ended May 31, 2013, LJCI exercised warrants to purchase 578,000 shares of the Company’s common stock, resulting in proceeds to the Company of $630,020.

A summary of the status of warrants at May 31, 2014, and changes during the six months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at November 30, 2013	7,829,030	$0.72	1.5 years	$-
Issued	-	$-
Exercised	(607,000)	$1.09
Expired	(134,000)	$0.50

Outstanding at May 31, 2014	7,088,030	$0.69	2.2 years	$-

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9. LOSS PER SHARE

Basic loss per share is computed on the basis of the weighted-average number of shares of the Company’s common stock outstanding during the period. Diluted loss per share is computed on the basis of the weighted-average number of shares of the Company’s common stock and all dilutive potentially issuable shares of the Company’s common stock outstanding during the year. Shares of the Company’s common stock issuable upon conversion of debt and preferred stock, or exercise of stock options and stock warrants have not been included in the loss per share for the three months or the six months ended May 31, 2014 or 2013, as they are anti-dilutive.

The potential shares of the Company’s common stock issuable upon exercise of options or warrants, or upon conversion of other convertible securities issued by the Company, as of May 31, 2014 and 2013, are as follows:

	2014	2013

Warrants	7,088,030	8,339,030
Stock options	75,444,213	21,093,947
Series B Convertible Preferred Stock	44,205,128	22,834,437
LJCI Debenture	6,712,329,715	5,752,362,767

	6,839,067,086	5,804,630,181

MultiCell does not currently have sufficient authorized shares of its common stock to meet the commitments entered into under the Debenture and the related LJCI Warrants. As further discussed in Note 3 to the condensed consolidated financial statements, upon the conversion of any portion of the remaining $39,076 principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the remaining 3,907,629 warrant shares equal to the percentage of the dollar amount of the Debenture being converted. The LJCI Agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding shares of common stock of MultiCell. Furthermore, MultiCell has the right to redeem that portion of the Debenture that the holder may elect to convert and also has the right to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

NOTE 10. FAIR VALUE MEASUREMENTS

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the Company and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at May 31, 2014 and November 30, 2013, are summarized as follows:

	May 31, 2014				November 30, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$35,364	$-	$35,364	$-	$18,147	$-	$18,147

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

On September 30, 2010, Xenogenics entered into the Foreclosure Sale Agreement with the Sellers. Pursuant to the Foreclosure Sale Agreement, as amended on September 30, 2011, and on October 23, 2012, Xenogenics acquired all of the Sellers’ interests in the Ideal BioStent™, and related technologies. Under the Foreclosure Sale Agreement, Xenogenics is also required to make cash payments totaling $4.3 million to the Sellers based on the achievement of certain milestones at certain dates. None of these milestones were achieved as of September 30, 2013. Xenogenics’ obligations under the Foreclosure Sale Agreement had been previously extended pursuant to Amendments No. 1 and No. 2, dated September 30, 2011 and October 23, 2012, respectively. On October 11, 2013, Xenogenics entered into Amendment No. 3 to the Foreclosure Sale Agreement which further extended the deadlines for the achievement of the milestones under the Foreclosure Sale Agreement by an additional 12 months. Xenogenics is required to use Good Faith Reasonable Efforts (as defined in the Foreclosure Sale Agreement) to achieve these milestones. Failure to achieve any of these milestones shall result in all milestone payments, totaling $4.3 million, becoming immediately due and payable, unless Xenogenics’ failure to use Good Faith Reasonable Efforts is due to Technical Difficulties (as defined in the Foreclosure Sale Agreement) or to Financial Hardship (as defined in the Foreclosure Sale Agreement), in which case Xenogenics can elect to (1) pay all remaining milestone payments or (2) assign the Ideal BioStent™ technologies back to the Sellers.

To supplement the technology acquired under the Foreclosure Sale Agreement, Xenogenics also entered into the Rutgers License Agreement effective September 30, 2010. The term of the Rutgers License Agreement commenced on the effective date of the agreement, and was to terminate on the earlier of (i) the expiration of all valid patents granted with respect to the licensed technology (or products commercialized therefrom) in a country, and (ii) ten years from the date of first commercial sale in a country. Pursuant to the Rutgers License Agreement, Rutgers granted Xenogenics a worldwide exclusive license to exploit and commercialize certain patents and other intellectual property rights, as further described in the Rutgers License Agreement, relating to bioabsorbable stents for interventional cardiology and peripheral vascular applications. It became apparent during the evaluation and development of the Ideal BioStent™ that the use of intellectual property licensed from Rutgers would have introduced complications in the design of the Ideal BioStent. As a result, Xenogenics abandoned the use of the Rutgers technology effective January 2014. On January 31, 2014, Xenogenics received the Notice of Default from Rutgers stating that Xenogenics was in default under the Rutgers License Agreement for failing to make certain payments, submit certain program reports, and use “good faith reasonable efforts” to meet certain milestones pursuant to the terms of the agreement. The Notice of Default stated that absent a full and complete cure of the mentioned issues, Rutgers would terminate the Rutgers License Agreement within 90 days of the date of the Notice of Default. On May 9, 2014, Rutgers issued a notice of termination of the Rutgers License Agreement and demanded payment of unpaid license fees of $25,000, unpaid patent costs of $75,665, and accrued interest of $8,375. All of these claimed fees, costs, and interest are accrued in the accompanying condensed consolidated financial statements. Management is currently evaluating the merits of these claims.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations. The condensed consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Three Months Ended May 31, 2014 Compared to the Three Months Ended May 31, 2013

Revenue. Total revenue for the three months ended May 31, 2014 and May 31, 2013 was $12,330. All of the revenue for the three months ended May 31, 2014 and May 31, 2013 is from the amortization of deferred revenue under license agreements with Corning and Pfizer.

Operating Expenses. Total operating expenses for the three months ended May 31, 2014 were $382,217, compared to operating expenses for the three months ended May 31, 2013 of $312,754, representing an increase of $69,463. This increase was due to an increase of $70,264 in consulting fees and an increase of $14,583 in license expense recognized on the Rutgers License Agreement, offset by a decrease in other operating expenses of $15,384. The increase in consulting fees relates to services rendered in support of the sponsored research agreement with UHN’s Toronto General Hospital to evaluate MCT-485 in animal models for the treatment of primary liver cancer. The increase in the license expense for the three months relates to the amortization of all remaining license costs as a result of the termination of the license by Rutgers.

Other income/(expense). Other income (expense) amounted to net expense of $18,932 for the three months ended May 31, 2014 as compared to net income of $36,840 for the three months ended May 31, 2013. Other income (expense) for the three months ended May 31, 2014 was composed of (A) interest expense of $8,987, (B) a loss from the change in fair value of derivative liability of $9,958, and (C) interest income of $13. Other income (expense) for the three months ended May 31, 2013 consists of (i) interest expense of $680, (ii) a gain from the change in fair value of derivative liability of $37,460, and (iii) interest income of $25.

For the three months ended May 31, 2014, interest expense includes $8,375 for interest claimed by Rutgers in its notice of termination of the Rutgers License Agreement with Xenogenics. Otherwise interest expense for the three months ended May 31, 2014 and 2013 principally is composed of interest on the Debenture.

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

Net Loss. Net loss for the three months ended May 31, 2014 was $388,819, as compared to a net loss of $263,584 for the same period in the prior fiscal year, representing an increase in the net loss of $125,235. This increase in net loss in the current period is principally due to the increase in consulting fees, the increase in the license and interest expense recognized as a result of the termination of the Rutgers License Agreement, and the increase in the amount of the loss recognized from the change in fair value of the derivative liability, all as explained above.

Six Months Ended May 31, 2014 Compared to the Six Months Ended May 31, 2013

Revenue. Total revenue for the six months ended May 31, 2014 and May 31, 2013 was $24,659. All of the revenue for the six months ended May 31, 2014 and May 31, 2013 is from the amortization of deferred revenue under license agreements with Corning and Pfizer.

Operating Expenses. Total operating expenses for the six months ended May 31, 2014 were $704,039, compared to operating expenses for the six months ended May 31, 2013 of $662,432, representing an increase of $41,607. This increase was due to an increase of $84,509 in consulting and legal fees and an increase of $20,833 in license expense recognized on the Rutgers License Agreement, offset by a decrease of $57,856 in the amount of stock-based compensation and a decrease in other operating expenses of $5,879. The increase in consulting and legal fees principally relates to consulting services rendered in support of the sponsored research agreement with UHN’s Toronto General Hospital to evaluate MCT-485 in animal models for the treatment of primary liver cancer. The increase in the license expense for the six months relates to the amortization of all remaining license costs as a result of the termination of the Rutgers License Agreement. Most of our stock-based compensation relates to the options granted by our subsidiary, Xenogenics. Xenogenics granted options to certain prospective officers and to the members of its scientific advisory board in November 2010, March 2011, February 2012, and July 2013. During the six months ended May 31, 2014, stock-based compensation included $43,162 related to the Xenogenics options. During the six months ended May 31, 2013, stock-based compensation included $114,109 related to these options. The decrease between the two periods relates to the vesting patterns of the options granted and the number of options that are vested in each period.

Other income/(expense). Other income (expense) amounted to net expense of $26,879 for the six months ended May 31, 2014 as compared to net expense of $11,656 for the six months ended May 31, 2013. Other income (expense) for the six months ended May 31, 2014 was composed of (A) interest expense of $9,687, (B) a loss from the change in fair value of derivative liability of $17,217, and (C) interest income of $25. Other income (expense) for the six months ended May 31, 2013 consists of (i) interest expense of $1,351, (ii) a loss from the change in fair value of derivative liability of $10,440, and (iii) interest income of $135.

For the six months ended May 31, 2014, interest expense includes $8,375 for interest claimed by Rutgers in its notice of termination of its license agreement with Xenogenics. Otherwise interest expense for the six months ended May 31, 2014 and 2013 principally is composed of interest on the 4.75% debenture.

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

Net Loss. Net loss for the six months ended May 31, 2014 was $706,259, as compared to a net loss of $649,429 for the same period in the prior fiscal year, representing an increase in the net loss of $56,830. This increase in net loss in the current period is principally due to the increase in consulting and legal fees, the increase in the license and interest expense recognized as a result of the termination of the Rutgers License Agreement, offset by the decrease in the amount of stock-based compensation, all as explained above.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at May 31, 2014 and 2013:

	May 31, 2014	May 31, 2013

Cash and cash equivalents	$170,804	$209,619

Current assets	$182,264	$224,636
Current liabilities	(1,224,222)	(1,230,319)

Working capital deficiency	$(1,041,958)	$(1,005,683)

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

La Jolla Cove Investors, Inc.

We entered into the LJCI Agreement with LJCI on February 28, 2007 pursuant to which we agreed to sell the Debentures. In addition, we issued to LJCI a warrant to purchase up to 10 million shares of our common stock at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007. In August 2011, we and LJCI amended the Debenture and the LJCI Warrant to extend the maturity date of the Debenture and the expiration date of the LJCI Warrant to February 28, 2014. On February 20, 2014, we and LJCI amended the Debenture and the LJCI Warrant to further extend the maturity date of the Debenture and the expiration date of the LJCI Warrant to February 28, 2016.

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares of the Company’s common stock determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price (defined below) multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price. The “Conversion Price” is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the 20 trading days prior to the election to convert. The Debenture accrues interest at 4.75% per year payable in cash or shares of common stock. Through May 31, 2014, interest is being paid in cash. If paid in shares of our common stock, the stock will be valued at the rate equal to the Conversion Price of the Debenture in effect at the time of payment. Upon receipt of a conversion notice from the holder, the Company may elect to immediately redeem that portion of the Debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. Since February 28, 2008, we, at our sole discretion, have had the right, without limitation or penalty, to redeem the outstanding principal amount of the Debenture not yet converted by the holder into shares of our common stock, plus accrued and unpaid interest thereon.

Commencing in March 2008, we have operated on working capital provided by LJCI in connection with its exercise of warrants issued to it by us (which LJCI must exercise whenever it converts amounts owed under the Debenture it holds), all a discussed in more detail below. The warrants are exercisable at $1.09 per share. As of July 9, 2014 there were 3,907,629 shares remaining under the LJCI Warrant and a balance of $39,076 remaining on the Debenture. Should LJCI continue to exercise all of its remaining warrants approximately $4.3 million of cash would be provided to us. However, the LJCI Agreement limits LJCI’s stock ownership in our common stock to 9.99% of the outstanding shares of our common stock.

We expect that LJCI will continue to exercise the LJCI Warrant and convert the Debenture over the next year, subject to the limitations of the LJCI Agreement and availability of our authorized common stock, but cannot assure that LJCI will do so. We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional equity securities, debt financing and/or the sale or licensing of our technologies. We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures. We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund expansion, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

Series B Convertible Preferred Stock

On July 14, 2006, we completed a private placement of Series B convertible preferred stock. A total of 17,000 shares of Series B convertible preferred stock were sold to accredited investors at a price of $100 per share. Originally, the Series B shares were convertible at any time into shares of our common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Series B Conversion Price”). The Series B Conversion Price was reduced to 85% of the then applicable Series B Conversion Price as a result of an event of default in the payment of preferred dividends. The Series B Conversion Price is also subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the Series B Conversion Price is subject to weighted average anti-dilution adjustments in the event that we sell shares of our common stock or other securities convertible into or exercisable for shares of our common stock at a per share price, exercise price or conversion price lower than the Series B Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, a joint venture and/or the issuance of employee stock options). As a result of these adjustments, the Series B Conversion Price has been reduced to $0.0078 per share as of May 31, 2014. Pursuant to the applicable Series B convertible preferred stock purchase agreement, each investor may only convert that number of shares of Series B convertible preferred stock into that number of shares of our common stock that does not exceed 9.99% of the outstanding shares of our common stock on the date of conversion. The Series B convertible preferred stock does not have voting rights.

Commencing on the date of issuance of the Series B convertible preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued was declared effective by the SEC, we were required to pay on each outstanding share of Series B convertible preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (a) the Wall Street Journal Prime Rate plus 1%, or (b) 9%. In no event was the dividend rate greater than 12% per annum. The dividend was payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first day of that month. In the event we did not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares was reduced to 85% of the otherwise applicable conversion price. We did not pay the required monthly Series B preferred dividends beginning November 30, 2006, which, in part, has caused the conversion price to be reduced. Subsequent to November 30, 2010, we received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B convertible preferred stock, which in turn terminated the requirement to accrue the related dividends. Accordingly, no dividends have been accrued since November 30, 2010. Total accrued but unpaid preferred dividends recorded in the accompanying condensed consolidated balance sheets as of May 31, 2014 and November 30, 2013 are $290,724, of which $125,516 is recorded in permanent equity with the Series B preferred stock and $165,208 is recorded as a current liability in accounts payable and accrued expenses. As of May 31, 2014 and November 30, 2013, there were 3,448 shares of Series B convertible preferred stock outstanding.

Pursuant to the Certificate of Designation of the Series B convertible preferred stock, in the event of any dissolution or winding up of our company, whether voluntary or involuntary, holders of each outstanding share of Series B convertible preferred stock shall be entitled to be paid second in priority to the Series I preferred stockholders out of our assets available for distribution to stockholders, an amount equal to $100 per share of Series B convertible preferred stock held plus any declared but unpaid dividends. However, no shares of our Series I convertible preferred stock are outstanding at May 31, 2014. After such payment has been made in full, such holders of Series B convertible preferred stock shall be entitled to no further participation in the distribution of our assets.

Cash provided by (used in) operating, investing and financing activities for the six months ended May 31, 2014 and 2013 is as follows:

	May 31, 2014	May 31, 2013

Operating activities	$(575,081)	$(568,068)
Investing activities	-	-
Financing activities	599,680	578,215

Net increase in cash and cash equivalents	$24,599	$10,147

Operating Activities

For the six months ended May 31, 2014, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $82,314 included in our net loss for stock-based compensation and change in fair value of derivative liability, plus changes in non-cash working capital totaling $48,864. For the six months ended May 31, 2013, the differences between our net loss and net cash used in operating activities are due to non-cash charges totaling $133,361 included in our net loss for stock-based compensation and change in fair value of derivative liability, less changes in non-cash working capital totaling $52,000.

Investing Activities

We had no cash flows from investing activities during the six months ended May 31, 2014 or May 31, 2013.

Financing Activities

During the six months ended May 31, 2014 and 2013, cash flows from financing activities related to LJCI’s payments to us of $599,680 and $578,215, respectively, to be applied towards the exercise of common stock warrants.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2014, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of May 31, 2014, the following material weaknesses existed:

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

Due to this material weakness, management has concluded that our internal control over financial reporting was not effective as of May 31, 2014.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2014, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

None.

Item 1A: RISK FACTORS

Not required for “smaller reporting companies.”

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Issuances

On March 6, 2014, we issued 197,910,000 shares of our common stock to LJCI pursuant to its conversion of $900 of the Debenture. We also issued 90,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $98,100, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On March 20, 2014, we issued 197,910,000 shares of our common stock to LJCI pursuant to its conversion of $900 of the Debenture. We also issued 90,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $98,100, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On April 1, 2014, we issued 183,233,333 shares of our common stock to LJCI pursuant to its conversion of $1,000 of the Debenture. We also issued 100,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $109,000, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On April 22, 2014, we issued 76,930,000 shares of our common stock to LJCI pursuant to its conversion of $700 of the Debenture. We also issued 70,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $76,300, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On May 21, 2014, we issued 91,616,667 shares of our common stock to LJCI pursuant to its conversion of $500 of the Debenture. We also issued 50,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $54,500, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

Item 3: DEFAULTS UPON SENIOR SECURITIES

None.

Item 4: MINE SAFETY DISCLOSURES

Not applicable.

Item 5: OTHER INFORMATION

None.

Item 6: EXHIBITS:

Exhibit Number	Exhibit Description
3.1 (1)	Certificate of Incorporation, as filed on April 28, 1970.
3.2 (1)	Certificate of Amendment, as filed on October 27, 1986.
3.3 (1)	Certificate of Amendment, as filed on August 24, 1989.
3.4 (1)	Certificate of Amendment, as filed on July 31, 1991.
3.5 (1)	Certificate of Amendment, as filed on August 14, 1991.

Exhibit Number	Exhibit Description
3.6 (1)	Certificate of Amendment, as filed on June 13, 2000.
3.7 (2)	Certificate of Amendment, as filed May 18, 2005.
3.8 (3)	Certificate of Correction, as filed June 2, 2005.
3.9 (4)	Certificate of Amendment, as filed September 1, 2010.
3.10 (5)	Certificate of Amendment, as filed July 13, 2011.
3.11 (6)	Certificate of Amendment, as filed August 29, 2012.
3.12 (7)	Certificate of Incorporation, as amended as of February 28, 2013.
3.13 (1)	Bylaws, as amended May 18, 2005.
3.14 (1)	Specimen Stock Certificate.
4.1 (8)	Certificate of Designations of Preferences and Rights of Series I Convertible Preferred Stock, as filed on July 13, 2004.
4.2 (9)	Certificate of Designation of Series B Convertible Preferred Stock, as filed July 14, 2006.
4.3 (10)	Securities Purchase Agreement, between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc., dated February 28, 2007.
4.4 (10)	4 ¾ % Convertible Debenture for $100,000 issued by Multicell Technologies, Inc. to La Jolla Cove Investors, Inc., dated February 28, 2007.
4.5 (10)	Warrant to Purchase Common Stock dated February 28, 2007.
4.6 (10)	Letter, dated February 28, 2007, to Multicell Technologies, Inc. from La Jolla Cove Investors, Inc.
4.7 (11)	Form of Shares of Series B Convertible Preferred Stock and Common Stock Warrants Subscription Agreement, dated July 14, 2006, by and between Multicell Technologies, Inc. and Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302. *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

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

MULTICELL TECHNOLOGIES, INC.

July 15, 2014	By: /s/ W. Gerald Newmin

W. Gerald Newmin
(Chief Executive Officer and Chief Financial Officer)

- 24 -