Form 10-Q
period 2014-08-31
MultiCell Technologies, Inc.
filed 2014-10-15
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2014.

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 8, 2014, the issuer had 4,329,363,052 shares of Common Stock, $.01 par value, outstanding.

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 31,	November 30,
	2014	2013
ASSETS

Current assets
Cash and cash equivalents	$131,422	$146,205
Other current assets	12,230	32,600
Total current assets	143,652	178,805

Property and equipment, net of accumulated depreciation of $40,561	-	-

Other assets	280	280

Total assets	$143,932	$179,085

LIABILITIES AND EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$1,175,698	$1,072,521
Payable to related party	50,000	50,000
Advance from warrant holder	22,400	61,950
Convertible debentures	-	45,146
Current portion of deferred revenue	49,318	49,318
Total current liabilities	1,297,416	1,278,935

Non-current liabilities
Convertible debentures	37,676	-
Deferred revenue, net of current portion	412,435	449,424
Derivative liability related to Series B convertible preferred stock	33,063	18,147
Total non-current liabilities	483,174	467,571

Total liabilities	1,780,590	1,746,506

Commitments and contingencies	-	-

Equity (Deficiency)
MultiCell Technologies, Inc. equity (deficiency)
Undesignated preferred stock, $0.01 par value; 963,000 shares authorized; zero shares issued and outstanding	-	-
Series B convertible preferred stock, 17,000 shares designated; 3,448 shares issued and outstanding: liquidation value of $470,316	461,835	461,835
Series I convertible preferred stock, 20,000 shares designated; zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 5,000,000,000 shares authorized; 4,207,140,830 and 2,610,793,503 shares issued and outstanding at August 31, 2014 and November 30, 2013, respectively	42,071,408	26,107,935
Additional paid-in capital	1,049,292	16,556,524
Accumulated deficit	(43,865,945)	(43,489,211)
Total MultiCell Technologies, Inc. stockholders' equity (deficiency)	(283,410)	(362,917)
Noncontrolling interests	(1,353,248)	(1,204,504)
Total equity (deficiency)	(1,636,658)	(1,567,421)

Total liabilities and equity (deficiency)	$143,932	$179,085

See accompanying notes to condensed consolidated financial statements

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2014	2013	2014	2013

Revenue	$12,329	$12,329	$36,988	$36,988

Operating expenses
Selling, general and administrative	197,341	207,753	619,500	626,092
Research and development	66,493	95,418	283,276	216,590
Stock-based compensation	(450,194)	52,945	(385,097)	175,866

Total operating expenses	(186,360)	356,116	517,679	1,018,548

Income (loss) from operations	198,689	(343,787)	(480,691)	(981,560)

Interest expense	(584)	(707)	(10,271)	(2,058)
Change in fair value of derivative liability	2,301	(902)	(14,916)	(11,342)
Interest income	13	36	38	171

Total other income (expense)	1,730	(1,573)	(25,149)	(13,229)

Net income (loss)	200,419	(345,360)	(505,840)	(994,789)

Less net loss attributable to the noncontrolling interests	(24,610)	(42,264)	(129,106)	(91,211)

Net income (loss) attributable to MultiCell Technologies, Inc.	$225,029	$(303,096)	$(376,734)	$(903,578)

Net income (loss) per common share:
Basic	$0.00	$(0.00)	$(0.00)	$(0.00)
Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted-average common shares outstanding:
Basic	3,971,690,410	2,105,332,608	3,519,485,044	1,730,465,999
Diluted	5,072,336,768	2,105,332,608	3,519,485,044	1,730,465,999

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)

For the Nine Months Ended August 31, 2013 and 2014

(Unaudited)

					Additional			Total
	Series B Preferred Stock		Common Stock		Paid in	Accumulated	Noncontrolling	Equity
	Shares	Amount	Shares	Par Value	Capital	Deficit	Interests	(Deficiency)
Balance at November 30, 2012	3,448	$461,835	1,349,803,029	$13,498,030	$27,755,595	$(42,254,594)	$(1,079,328)	$(1,618,462)

Issuance of common stock for conversion of 4.75% debentures	-	-	1,040,493,584	10,404,936	(10,395,506)	-	-	9,430

Issuance of common stock for exercise of warrants	-	-	943,000	9,430	1,018,440	-	-	1,027,870

Stock-based compensation	-	-	-	-	175,866	-	-	175,866

Net loss	-	-	-	-	-	(903,578)	(91,211)	(994,789)

Balance at August 31, 2013	3,448	$461,835	2,391,239,613	$23,912,396	$18,554,395	$(43,158,172)	$(1,170,539)	$(1,400,085)

Balance at November 30, 2013	3,448	$461,835	2,610,793,503	$26,107,935	$16,556,524	$(43,489,211)	$(1,204,504)	$(1,567,421)

Issuance of common stock for conversion of 4.75% debentures	-	-	1,595,600,327	15,956,003	(15,948,533)	-	-	7,470

Issuance of common stock for exercise of warrants	-	-	747,000	7,470	806,760	-	-	814,230

Stock-based compensation	-	-	-	-	(365,459)	-	(19,638)	(385,097)

Net loss	-	-	-	-	-	(376,734)	(129,106)	(505,840)

Balance at August 31, 2014	3,448	$461,835	4,207,140,830	$42,071,408	$1,049,292	$(43,865,945)	$(1,353,248)	$(1,636,658)

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	August 31,
	2014	2013
Cash flows from operating activities
Net loss	$(505,840)	$(994,789)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	(385,097)	175,866
Change in fair value of derivative liability	14,916	11,342
Changes in assets and liabilities
Other current assets	20,370	(3,324)
Accounts payable and accrued liabilities	103,176	(20,528)
Deferred revenue	(36,988)	(36,988)
Net cash used in operating activities	(789,463)	(868,421)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from the exercise of stock warrants	814,230	1,027,870
Change in advance from warrant holder	(39,550)	(180,800)
Net cash provided by financing activities	774,680	847,070
Net decrease in cash and cash equivalents	(14,783)	(21,351)
Cash and cash equivalents at beginning of period	146,205	199,472
Cash and cash equivalents at end of period	$131,422	$178,121

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,486	$2,142
Noncash Investing and Financing Activities:
Issuance of common stock for conversion of 4.75% debentures	7,470	9,430

See accompanying notes to condensed consolidated financial statements

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS, BASIS OF PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS

ORGANIZATION AND NATURE OF OPERATIONS

MultiCell Technologies, Inc. (“MultiCell”), has two subsidiaries, Xenogenics Corporation (“Xenogenics”) and MultiCell Immunotherapeutics, Inc. (“MCTI”). MultiCell holds 95.3% of the outstanding shares (on an as-if-converted to common stock basis) of Xenogenics. Prior to August 15, 2014, MultiCell held approximately 67% of the outstanding shares (on an as-if-converted to common stock basis) of MCTI. Commencing on August 15, 2014, MultiCell’s ownership of MCTI was increased to 85.1% of the outstanding shares (on an as-if-converted to common stock basis) as a result of the conversion of $1,165,867 of inter-company liabilities into shares of common stock of MCTI. As used herein, the “Company” refers to MultiCell, together with Xenogenics and MCTI.

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell and its subsidiaries have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended November 30, 2013, previously filed with the SEC. The results of operations for the three-month and nine-month periods ended August 31, 2014, are not necessarily indicative of the operating results for the fiscal year ending November 30, 2014. The condensed consolidated balance sheet as of November 30, 2013, has been derived from the Company’s audited consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. ASU 2014-15 will be effective for the Company’s fiscal year beginning December 1, 2016 and subsequent interim periods. Management is currently evaluating the impact of the pending adoption of ASU 2014-15 on the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 will be effective for the Company retrospectively beginning December 1, 2017, with early adoption not permitted. Management is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s consolidated financial statements.

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

NOTE 2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of August 31, 2014, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $43,865,945. The Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, its therapeutic product for the treatment of fatigue in multiple sclerosis patients, conduct further research on MCT-465 and MCT-485, its therapeutic products for the treatment of primary liver cancer, and initiate clinical trials for Xenogenic’s bioabsorbable, drug eluting stent, the Ideal BioStent™. The Company’s management is evaluating several sources of financing for the Company’s clinical trial program. Additionally, with its strategic shift in focus to therapeutic programs and technologies, management expects the Company’s future cash requirements to increase significantly as it advances the Company’s therapeutic programs into clinical trials. Until the Company is successful in raising additional funds, it may have to prioritize its therapeutic programs and delays may be necessary in some of the Company’s development programs.

Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors, Inc. (“LJCI”). As further described in Note 4 to these condensed consolidated financial statements, under the terms of the LJCI Agreement (as defined below), LJCI can convert a portion of the Debenture (as defined below) by simultaneously exercising the LJCI Warrant (as defined below) at $1.09 per share. As of August 31, 2014, there were 3,767,629 shares remaining on the LJCI Warrant and a balance of $37,676 remaining on the Debenture. Should LJCI continue to exercise all of its remaining warrants, approximately $4.1 million of cash would be provided to the Company. The LJCI Agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.99% of the common stock of MultiCell. The Company expects that LJCI will continue to exercise the warrants and convert the Debenture through February 28, 2016, the date that the Debenture is due and the LJCI Warrant expires, subject to the limitations of the LJCI Agreement and the availability of authorized common stock of MultiCell.

These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern. There can be no assurance that LJCI will continue to exercise its warrant to purchase MultiCell’s common stock, or that the Company will be able to successfully acquire the necessary capital to continue its on-going research efforts and bring its products to the commercial market. Management’s plans to acquire future funding include the potential sale of shares of the Company’s common and/or preferred stock, the sale of warrants, and continued sales of the Company’s proprietary media, immortalized cells and primary cells to the pharmaceutical industry. Additionally, the Company continues to pursue research projects, government grants and capital investment. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. – PAYABLE TO RELATED PARTY

In connection with an acquisition in September 2005, the Company assumed certain liabilities in the amount of $200,000, payable to an individual who is a current director of the Company. The liability is to be paid to this individual over time as determined by the remainder of the members of the board of directors. The balance of the liability owed to this director is $50,000 as of August 31, 2014 and November 30, 2013.

NOTE 4. CONVERTIBLE DEBENTURES

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares of MultiCell’s common stock determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price (as defined below) multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price. The “Conversion Price” is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert. LJCI converted $7,470 and $9,430 of the Debenture into 1,595,600,327 and 1,040,493,584 shares, respectively, of the Company’s common stock during the nine months ended August 31, 2014 and 2013, respectively. Simultaneously with these conversions, LJCI exercised warrants to purchase 747,000 shares and 943,000 shares of the Company’s common stock during the nine months ended August 31, 2014 and 2013, respectively. Proceeds from the exercise of the warrants were $814,230 and $1,027,870 for the nine months ended August 31, 2014 and 2013, respectively. At times, LJCI makes advances to the Company prior to the exercise of warrants. At August 31, 2014 and November 30, 2013, LJCI had advanced $22,400 and $61,950, respectively, to the Company in advance of LJCI’s exercise of warrants.

As of August 31, 2014, the remainder of the Debenture in the amount of $37,676 could have been converted by LJCI into approximately 8.6 billion shares of the Company’s common stock, which would require LJCI to simultaneously exercise and purchase all of the remaining 3,767,629 shares of the Company’s common stock under the LJCI Warrant at $1.09 per share. As of November 30, 2013, the balance of the Debenture was $45,146. For the Debenture, upon receipt of a conversion notice from the holder, MultiCell may elect to immediately redeem that portion of the Debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. MultiCell, at its sole discretion, has the right, without limitation or penalty, to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

NOTE 5. LICENSE AGREEMENTS AND DEFERRED REVENUE

Corning Incorporated

The Company has an exclusive license and purchase agreement (the “Agreement”) with Corning Incorporated (“Corning”) of Corning, New York. Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell the Company’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (“ADME/Tox assays”). The Company retained and will continue to support all of its existing licensees. The Company retains the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays. The Company also retains rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to produce therapeutic proteins using the Company’s BioFactories™ technology, to identify drug targets and for other applications related to the Company’s internal drug development programs. In consideration for the license granted, Corning paid the Company $375,000 upon execution of the Agreement, and an additional $375,000 upon the completion of a transition period. In addition, Corning purchased inventory and equipment from the Company and reimbursed the Company for laboratory costs and other expenses during a transition period. The Company is recognizing the income ratably over a 17-year period. The Company recognized $11,029 and $33,088, respectively, in income for each of the three months and nine months ended August 31, 2014 and 2013. The balance of deferred revenue from this license was $444,853 and $477,942 at August 31, 2014 and November 30, 2013, respectively, and will be amortized into revenue through October 2024.

Pfizer Inc.

The Company has another license agreement with Pfizer Inc. (“Pfizer”), for which revenue is being deferred. The Company recognized $1,300 and $3,900, respectively, in income for each of the three months and nine months ended August 31, 2014 and 2013. The balance of deferred revenue from this license was $16,900 and $20,800 at August 31, 2014 and November 30, 2013, respectively, and will be amortized into revenue through January 2018.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Foreclosure Sale Agreement and the Rutgers License Agreement

On September 30, 2010, Xenogenics entered into a Foreclosure Sale Agreement (the “Foreclosure Sale Agreement”) with Venture Lending & Leasing IV, Inc., Venture Lending & Leasing V, Inc. and Silicon Valley Bank (collectively, the “Sellers”). Pursuant to the Foreclosure Sale Agreement, as amended on September 30, 2011, on October 23, 2012, and on October 11, 2013, Xenogenics acquired all of the Sellers’ interests in certain bioabsorbable stent assets (known as “Ideal BioStent™”) and related technologies.

To supplement the technology acquired under the Foreclosure Sale Agreement, Xenogenics also entered in to a license agreement (the “Rutgers License Agreement”) with Rutgers, The State University of New Jersey (“Rutgers”) effective September 30, 2010. The term of the Rutgers License Agreement commenced on September 30, 2010, and was to terminate on the earlier of (i) the expiration of all valid patents granted with respect to the licensed technology (or products commercialized therefrom) in a country, and (ii) ten years from the date of first commercial sale in a country.

Pursuant to the Rutgers License Agreement, Rutgers granted Xenogenics a worldwide exclusive license to exploit and commercialize certain patents and other intellectual property rights, as further described in the Rutgers License Agreement, relating to bioabsorbable stents for interventional cardiology and peripheral vascular applications. In consideration for the license and other rights granted under the Rutgers License Agreement, Xenogenics paid Rutgers a license fee of $50,000. In addition, under the Rutgers License Agreement, Xenogenics was obligated to pay Rutgers a license maintenance fee of $25,000 on the third anniversary of the Rutgers License Agreement, and $50,000 on the fourth anniversary. Additionally, Xenogenics agreed to pay Rutgers for unpaid costs of $136,000 incurred by Rutgers prior to the effective date of the Rutgers License Agreement for preparing, filing, prosecuting, defending, and maintaining all United States patent applications and patents covered under the Rutgers License Agreement. Additionally, Xenogenics was also required to make additional cash payments to Rutgers upon the achievement of certain milestones. None of these milestones were ever achieved, and accordingly, none of these obligations were ever accrued. Furthermore, upon the sale of products commercialized using the technology licensed pursuant to the Rutgers License Agreement, Xenogenics was required to make royalty payments to Rutgers in an amount equal to three percent of the annual aggregate gross amounts charged for such products less deductions for expenses such as sales/use taxes, transportation charges and trade discounts. No sales were ever made that required the payment of any royalty.

It became apparent during the evaluation and development of the Ideal BioStent™ that the use of intellectual property licensed from Rutgers would have introduced complications in the design of the Ideal BioStent. As a result, Xenogenics abandoned the use of the Rutgers technology effective January 2014. On January 31, 2014, Rutgers notified Xenogenics of its alleged default of the provisions in the Rutgers License Agreement. On May 9, 2014, Rutgers issued a notice of termination of the Rutgers License Agreement, and demanded payment of unpaid license fees of $25,000, unpaid patent costs of $75,665, and accrued interest of $8,375. All of these claimed fees, costs, and interest have been accrued in the accompanying condensed consolidated financial statements. Management is currently evaluating the merits of these claims.

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

The Series B shares are convertible at any time into shares of the Company common stock at a conversion price determined by dividing the purchase price per share of $100 by the conversion price. The conversion price was originally $0.32 per share. Upon the occurrence of an event of default (as defined in the applicable Series B convertible preferred stock purchase agreement), the conversion price of the Series B shares shall be reduced to 85% of the then-applicable conversion price of such shares. The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the conversion price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, a joint venture and/or the issuance of employee stock options). As a result of the Company issuing shares of its common stock upon conversion of convertible debentures and upon the exercise of warrants both at prices lower than the conversion price of the Series B convertible preferred stock, and due to the Company not paying the Series B dividends on a monthly basis (as discussed below), the conversion price of the Series B convertible preferred stock has been reduced to $0.0073 per share as of August 31, 2014 and to $0.0114 per share as of November 30, 2013. Pursuant to the applicable Series B convertible preferred stock purchase agreement, each investor may only convert that number of shares of Series B convertible preferred stock into that number of shares of the Company’s common stock that does not exceed 9.99% of the outstanding shares of common stock of the Company on the date of conversion.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Commencing on the date of issuance of the Series B convertible preferred stock until the date a registration statement registering the shares of the Company’s common stock underlying the preferred stock and warrants issued is declared effective by the SEC, the Company was required to pay on each outstanding share of Series B convertible preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (i) the Wall Street Journal Prime Rate plus 1%, or (ii) 9%. In no event was the dividend rate to be greater than 12% per annum. The dividend was payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B convertible preferred stock outstanding as of the first day of that month. In the event the Company did not pay the Series B convertible preferred dividends when due, the conversion price of the Series B preferred shares was reduced to 85% of the otherwise applicable conversion price. The Company did not pay the required monthly Series B preferred dividends beginning on November 30, 2006, which, in part, caused the conversion price to be reduced. Subsequent to November 30, 2010, the Company received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B convertible preferred stock, which in turn terminated the requirement to accrue the related dividends. Accordingly, no dividends have been accrued since November 30, 2010. Total accrued but unpaid preferred dividends recorded in the accompanying condensed consolidated balance sheet as of August 31, 2014 and November 30, 2013 are $290,724, of which $125,516 are recorded in permanent equity with the Series B convertible preferred stock and $165,208 are recorded as a current liability in accounts payable and accrued expenses.

The conversion feature which gives the holders of the Series B convertible preferred stock the right to acquire shares of the Company’s common stock is an embedded derivative. As of August 31, 2014 and November 30, 2013, there were 3,448 shares of Series B convertible preferred stock that were convertible into 47,232,877 and 30,245,614 shares of common stock of the Company, respectively. The fair value of the conversion feature was estimated at $33,063 ($0.0007 per share of common stock) and $18,147 ($0.0006 per share of common stock) at August 31, 2014 and November 30, 2013, respectively, and has been estimated using the Black-Scholes option-pricing model using the following assumptions:

	August 31, 2014	May 31, 2014	February 28, 2014	November 30, 2013

Fair value of common stock	$0.0007	$0.0008	$0.0008	$0.0007
Conversion price of preferred stock	$0.0073	$0.0078	$0.0095	$0.0114
Risk free interest rate	2.35%	2.48%	2.66%	2.75%
Expected life	10 Years	10 Years	10 Years	10 Years
Dividend yield	-	-	-	-
Volatility	143%	144%	142%	142%

Pursuant to the Certificate of Designation of the Series B convertible preferred stock, in the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding share of Series B convertible preferred stock shall be entitled to be paid second in priority to the Series I preferred stockholders out of the assets of the Company available for distribution to stockholders, an amount equal to $100 per share of Series B convertible preferred stock held plus any declared but unpaid dividends. However, as discussed below, no shares of the Company’s Series I convertible preferred stock were outstanding at August 31, 2014. After such payment has been made in full, such holders of Series B convertible preferred stock shall be entitled to no further participation in the distribution of the assets of the Company.

NOTE 7. SERIES I CONVERTIBLE PREFERRED STOCK

The Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares of preferred stock. The Board of Directors originally designated 20,000 shares as Series I convertible preferred stock. On July 13, 2004, the Company completed a private placement of Series I convertible preferred stock and a total of 20,000 shares were originally sold to accredited investors. As of August 31, 2014 and November 30, 2013, all of the shares of Series I convertible preferred stock had been converted into shares of the common stock of the Company and no shares of the Company’s Series I convertible preferred stock were outstanding.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8. STOCK COMPENSATION PLANS

On July 11, 2011, at the Company’s Annual Meeting of Stockholders, the stockholders approved an amendment to increase the number of shares reserved under the 2004 Equity Incentive Plan (the “2004 Plan”) to a total of 70,974,213 shares. Additionally, an annual increase in the number of shares reserved under the 2004 Plan was approved and certain prior increases in the number of shares reserved for issuance under the 2004 Plan were ratified. Furthermore, on each of December 1, 2011 and on December 1, 2012, the number of shares reserved under the 2004 Plan was increased by an additional 1,500,000 shares pursuant to the provisions of the 2004 Plan. The purpose of the 2004 Plan was to provide a means by which eligible recipients of stock awards could be given the opportunity to benefit from increases in the value of the Company’s common stock through granting of incentive stock options (“ISO”), non-statutory stock options, stock purchase awards, stock bonus awards, stock appreciation rights, stock unit awards and other stock awards. Under the provisions of the 2004 Plan, the 2004 Plan terminated on March 2, 2014, and as such, there are no additional shares of common stock available for future awards under the 2004 Plan.

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

A summary of the status of stock options granted by MultiCell at August 31, 2014, and changes during the nine months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at November 30, 2013	50,399,503	$0.0040	3.7 years	$-
Granted	25,074,710	0.0008
Exercised	-	-
Expired or forfeited	(4,030,000)	0.0110

Outstanding at August 31, 2014	71,444,213	$0.0025	3.6 years	$-

Exercisable at August 31, 2014	54,300,697	$0.0030	3.4 years	$-

On January 15, 2014, the MultiCell Board of Directors granted an option to each of the five members of the Board of Directors to purchase 4,600,000 shares of MultiCell’s common stock at $0.0008 per share. The options vest quarterly over one year, subject to continuing service as a director on each such vesting date, and expire five years after grant. Additionally, the Board of Directors granted an option to an employee to purchase 2,074,710 shares of MultiCell’s common stock at $0.0008 per share. This option vests monthly over three years, subject to continuing service as an employee on each such vesting date, and expires five years after grant. On August 16, 2013, the MultiCell Board of Directors granted an option to each of the five members of the Board of Directors to purchase 5,000,000 shares of MultiCell’s common stock at $0.0011 per share. The options vest quarterly over one year, subject to continuing service as a director on each such vesting date, and expire five years after grant. Additionally, the Board of Directors granted an option to an employee to purchase 5,000,000 shares of MultiCell’s common stock at $0.0011 per share. This option vests monthly over three years, subject to continuing service as an employee on each such vesting date, and expires five years after grant.

The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the nine months ended August 31, 2014 was $0.0007 per share. The weighted-average assumptions used for options granted during the nine months ended August 31, 2014 were risk-free interest rate of 1.68%, volatility of 140%, expected life of 5.0 years, and dividend yield of zero. The weighted-average fair value of stock options granted during the nine months ended August 31, 2013 was $0.0011 per share. The weighted-average assumptions used for options granted during the nine months ended August 31, 2013 were risk-free interest rate of 1.60%, volatility of 175%, expected life of 5.0 years, and dividend yield of zero. The assumptions employed in the Black-Scholes option pricing model include the following: (i) the expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise; (ii) the expected volatility is based on the historical price volatility of the Company’s common stock; (iii) the risk-free interest rate represents the U.S. Treasury Department’s constant maturities rate for the expected life of the related stock options; and (iv) the dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended August 31, 2014 and 2013, MultiCell reported stock-based compensation expense for services related to stock options of $10,806 and $1,893, respectively. For the nine months ended August 31, 2014 and 2013, MultiCell reported stock-based compensation expense for services related to stock options of $32,741 and $10,705, respectively. As of August 31, 2014, there was approximately $12,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 1.2 years. The intrinsic values at August 31, 2014 are based on a closing price of $0.0007.

In October 2010, Xenogenics adopted the 2010 Stock Incentive Plan (the “2010 Plan”) which authorized the granting of stock awards to Xenogenics’ employees, directors, and consultants. As originally adopted, the 2010 Plan provided that the number of shares of Xenogenics’ common stock that could be issued pursuant to stock awards could not exceed 5,000,000 shares of common stock. On February 3, 2011, the 2010 Plan was amended such that the number of shares of Xenogenics’ common stock that could be issued pursuant to stock awards could not exceed 8,000,000 shares of common stock. The purpose of the 2010 Plan is to provide a means by which eligible recipients of stock awards may be given the opportunity to benefit from increases in the value of Xenogenics’ common stock through granting of ISOs, non-statutory stock options, stock bonus awards, stock appreciation rights, and rights to acquire restricted stock. ISOs may be granted only to employees. The exercise price of each ISO granted under the 2010 Plan must equal 100% of the market price of Xenogenics’ stock on the date of the grant. A 10% stockholder shall not be granted an ISO unless the exercise price of such option is at least 110% of the fair market value of Xenogenics’ common stock on the date of the grants and the option is not exercisable after the expiration of five years from the date of the grant. The Board of Directors of Xenogenics, in its discretion, shall determine the exercise price of each nonstatutory stock option. An option’s maximum term is 10 years.

A summary of the status of Xenogenics’ stock options at August 31, 2014, and changes during the nine months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Option	Price	Life

Outstanding at November 30, 2013	4,250,000	$0.246	2.3 years
Granted	-	$-
Exercised	-	$-
Expired or forfeited	(3,000,000)	$0.246

Outstanding at August 31, 2014	1,250,000	$0.246	2.4 years

Exercisable at August 31, 2014	1,250,000	$0.246	2.4 years

In November 2010, Xenogenics granted an option to a prospective executive officer to purchase an aggregate of 2,500,000 shares of its common stock, exercisable at $0.246 per share of common stock and having an expiration date in November 2015. The option to acquire 500,000 of the shares vested on the grant date and the remaining 2,000,000 option shares were to vest in the future upon the achievement of specified milestones. The fair value of these options was estimated to be $576,250, or $0.2305 per share, as estimated using the Black-Scholes option-pricing model, using a risk-free interest rate of 1.23%, volatility of 165%, expected life of five years, and dividend yield of zero. This prospective executive officer resigned in May 2014 and the rights under this option were forfeited in August 2014. At the date of the forfeiture, only the initial option to acquire 500,000 shares had vested, and the remaining 2,000,000 option shares remained unvested because the specified milestones had not been achieved. The share-based compensation related to these 2,000,000 option shares ($461,000) had been recognized over the periods of time, originally estimated on the date of grant, that management expected each of the specified milestones was likely to be achieved. As of the date of forfeiture, all of the share-based compensation related to these performance-based options had been recognized in the condensed consolidated financial statements. Under GAAP, if vesting is based solely on one or more performance or service conditions, any previously recognized compensation cost is reversed if the award does not vest (that is, the requisite service is not rendered). Accordingly, Xenogenics reversed the compensation cost for these options in the amount of $461,000 during the three months ended August 31, 2014 when the options were forfeited. For the nine months ended August 31 2014, Xenogenics reported a net reversal of stock-based compensation in the amount $417,838, representing stock-based compensation of $43,162 less the reversal of $461,000.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months and the nine months ended August 31 2013, Xenogenics reported stock-based compensation of $51,052 and $165,161, respectively. As of August 31, 2014, there was no unrecognized compensation cost related to stock-based payments to be recognized in the future for option grants through August 31, 2014.

NOTE 9. STOCK WARRANTS

Since the Company’s inception, it has financed its operations primarily through the issuance of debt or equity instruments, which have often included the issuance of warrants to purchase shares of the Company’s common stock.

As further described in Note 4 to these condensed consolidated financial statements, MultiCell entered into the LJCI Agreement pursuant to which MultiCell agreed to sell the Debenture in the principal amount of $100,000. In connection with the Debenture, MultiCell issued LJCI a warrant to purchase up to 10 million shares of MultiCell’s common stock at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007. Pursuant to the terms of the LJCI Warrant, upon the conversion of any portion of the principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the Debenture being converted. Therefore, as an example, for each $1,000 of the principal of the Debenture converted, LJCI would be required to simultaneously purchase 100,000 shares under the warrant at $1.09 per share. As further described to Note 4 to these condensed consolidated financial statements, on February 20, 2014, MultiCell and LJCI amended the LJCI Warrant to extend the expiration date of the warrants to February 28, 2016. During the nine months ended August 31, 2014, LJCI exercised warrants to purchase 747,000 shares of MultiCell’s common stock, resulting in proceeds to the Company of $814,230. During the nine months ended August 31, 2013, LJCI exercised warrants to purchase 943,000 shares of MultiCell’s common stock, resulting in proceeds to the Company of $1,027,870.

A summary of the status of warrants at August 31, 2014, and changes during the nine months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at November 30, 2013	7,829,030	$0.72	1.5 years	$-
Issued	-	$-
Exercised	(747,000)	$1.09
Expired	(134,000)	$0.50

Outstanding at August 31, 2014	6,948,030	$0.68	2.0 years	$-

NOTE 10. NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted-average number of shares of outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) for the period by the weighted-average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and warrants is reflected in diluted net income (loss) per common share by application of the treasury stock method. The dilutive effect of the conversion of the Series B convertible preferred stock and the convertible debentures is reflected in diluted net income (loss) per common share by application of the as-if converted method. The calculation of diluted net income (loss) per common share excludes all anti-dilutive common shares. The following table sets forth the computation of basic and diluted income (loss) per common share for the periods indicated:

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2014	2013	2014	2013

Numerator:
Net income (loss)	$225,029	$(303,096)	$(376,734)	$(903,578)
Interest on convertible debentures	451	-	-	-

Numerator for diluted income (loss) per common share	$225,480	$(303,096)	$(376,734)	$(903,578)

Denominator:
Weighted-average shares of common stock - basic	3,971,690,410	2,105,332,608	3,519,485,044	1,730,465,999
Dilutive effect of:
Conversion of Series B converible preferred stock	44,205,128	-	-	-
Conversion of convertible debentures and exercise of LJCI warrants	1,056,441,230	-	-	-

Weighted-average shares of common stock - diluted	5,072,336,768	2,105,332,608	3,519,485,044	1,730,465,999

Net income (loss) per common share - basic	$0.00	$(0.00)	$(0.00)	$(0.00)
Net income (loss) per common share - diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Common stock equivalents excluded from income (loss) per common share calculations because their effect would have been anti-dilutive are as follows:

	For the Three Months Ended		For the Nine Months Ended
	August 31,		August 31,
	2014	2013	2014	2013

Warrants	3,180,401	7,974,030	6,948,030	7,974,030
Stock options	71,444,213	50,399,503	71,444,213	50,399,503
Series B convertible preferred stock	-	27,806,452	47,232,877	27,806,452
Convertible debenture	-	5,819,876,621	8,630,382,163	5,819,876,621

	74,624,614	5,906,056,606	8,756,007,283	5,906,056,606

MultiCell does not currently have sufficient authorized shares of its common stock to meet the commitments entered into under the Debenture and the related LJCI Warrants. As further discussed in Note 4 to the condensed consolidated financial statements, upon the conversion of any portion of the remaining $37,676 principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the remaining 3,767,629 warrant shares equal to the percentage of the dollar amount of the Debenture being converted. The LJCI Agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding shares of common stock of MultiCell. Furthermore, MultiCell has the right to redeem that portion of the Debenture that the holder may elect to convert and also has the right to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

NOTE 11. FAIR VALUE MEASUREMENTS

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the Company and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at August 31, 2014 and November 30, 2013, are summarized as follows:

	August 31, 2014				November 30, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$33,063	$-	$33,063	$-	$18,147	$-	$18,147

As further described in Note 6, the fair value of the derivative liability is determined using the Black-Scholes pricing model.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12. SUBSEQUENT EVENTS

Stock Issued for Conversion of Debenture and Exercise of Warrants

As more fully discussed in Note 4 to these condensed consolidated financial statements, MultiCell sold the Debenture to LJCI and issued LJCI a stock warrant in connection with the Debenture. During the period subsequent to August 31, 2014 through the date of issuance of the condensed consolidated financial statements, LJCI converted $500 of the Debenture into 122,172,222 shares of MultiCell’s common stock. Simultaneously with the conversions of the Debenture, LJCI was required to exercise warrants to purchase 50,000 shares of MultiCell’s common stock at $1.09 per share. The total proceeds from the exercise of the warrants were $54,500.

The Foreclosure Sale Agreement

As further described in Note 5 to these condensed consolidated financial statements, on October 11, 2013, Xenogenics entered into Amendment No. 3 to the Foreclosure Sale Agreement which further extended the deadlines for the achievement of the milestones under the Foreclosure Sale Agreement by an additional 12 months. Xenogenics is required to use Good Faith Reasonable Efforts (as defined in the Foreclosure Sale Agreement) to achieve these milestones. Failure to achieve any of these milestones shall result in all milestone payments, totaling $4.3 million, becoming immediately due and payable, unless Xenogenics’ failure to use Good Faith Reasonable Efforts is due to Technical Difficulties (as defined in the Foreclosure Sale Agreement) or to Financial Hardship (as defined in the Foreclosure Sale Agreement), in which case Xenogenics can elect to (1) pay all remaining milestone payments or (2) assign the Ideal BioStent™ technologies back to the Sellers. The earliest of the milestone extensions under Amendment No. 3 to the Foreclosure Sale Agreement expired on September 30, 2014. Xenogenics has asked for and expects that an Amendment No. 4 to the Foreclosure Sale Agreement will be executed shortly, further extending the milestone deadlines. Failure to execute Amendment No. 4 to the Foreclosure Sale agreement could result in the failure to achieve any of the milestones required under the Agreement, which in turn could result in milestone payments totaling $4.3 million to become immediately due and payable. However, Xenogenics has not accrued the $4.3 million commitment because it fully expects that Amendment No. 4 will be executed in the very near future, or if not, that it would be able to rely on the Financial Hardship exemption in the Foreclosure Sale Agreement to protect it from the required payment of $4.3 million.

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

Forward-looking statements involve risks and uncertainties and our actual results and the timing of events may differ significantly from the results discussed in the forward-looking statements. Examples of such forward-looking statements include, but are not limited to, statements about or relating to: our plans to pursue research and development of therapeutics in addition to continuing to advance our cellular systems business; our plans to become an integrated biopharmaceutical company; our use of proprietary cell-based systems and immune system modulation technologies to discover, develop and commercialize new therapeutics; our plans to continue to operate our business and minimize expenses; our expectations regarding future cash expenditures increasing significantly; our intent to gradually add scientific and support personnel; the expansion of our product offerings; additional revenues and profits; our ability to complete strategic mergers and acquisitions of product candidates; plans to increase further our operating expenses and administrative resources; future potential direct product sales; the sale of additional equity securities; debt financing; and/or the sale or licensing of our technologies.

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

On September 30, 2010, Xenogenics entered into the Foreclosure Sale Agreement with the Sellers. Pursuant to the Foreclosure Sale Agreement, as amended on September 30, 2011, and on October 23, 2012, Xenogenics acquired all of the Sellers’ interests in the Ideal BioStent™, and related technologies. Under the Foreclosure Sale Agreement, Xenogenics is required to make cash payments totaling $4.3 million to the Sellers based on the achievement of certain milestones at certain dates. None of these milestones were achieved as of September 30, 2013. Xenogenics’ obligations under the Foreclosure Sale Agreement had been previously extended pursuant to Amendments No. 1 and No. 2, dated September 30, 2011 and October 23, 2012, respectively. On October 11, 2013, Xenogenics entered into Amendment No. 3 to the Foreclosure Sale Agreement which further extended the deadlines for the achievement of the milestones under the Foreclosure Sale Agreement by an additional 12 months. Xenogenics is required to use Good Faith Reasonable Efforts (as defined in the Foreclosure Sale Agreement) to achieve these milestones. Failure to achieve any of these milestones shall result in all milestone payments, totaling $4.3 million, becoming immediately due and payable, unless Xenogenics’ failure to use Good Faith Reasonable Efforts is due to Technical Difficulties (as defined in the Foreclosure Sale Agreement) or to Financial Hardship (as defined in the Foreclosure Sale Agreement), in which case Xenogenics can elect to (1) pay all remaining milestone payments or (2) assign the Ideal BioStent™ technologies back to the Sellers. The earliest of the milestone extensions under Amendment No. 3 to the Foreclosure Sale Agreement expired on September 30, 2014. Xenogenics has asked for and expects that an Amendment No. 4 to the Foreclosure Sale Agreement will be executed shortly, further extending the milestone deadlines. Failure to execute Amendment No. 4 to the Foreclosure Sale agreement could result in the failure to achieve any of the milestones required under the Agreement, which in turn could result in milestone payments totaling $4.3 million to become immediately due and payable. However, Xenogenics has not accrued the $4.3 million commitment because it fully expects that Amendment No. 4 will be executed in the very near future, or if not, that it would be able to rely on the Financial Hardship exemption in the Foreclosure Sale Agreement to protect it from the required payment of $4.3 million.

To supplement the technology acquired under the Foreclosure Sale Agreement, Xenogenics also entered into the Rutgers License Agreement effective September 30, 2010. The term of the Rutgers License Agreement commenced on September 30, 2010, and was to terminate on the earlier of (i) the expiration of all valid patents granted with respect to the licensed technology (or products commercialized therefrom) in a country, and (ii) ten years from the date of first commercial sale in a country. Pursuant to the Rutgers License Agreement, Rutgers granted Xenogenics a worldwide exclusive license to exploit and commercialize certain patents and other intellectual property rights, as further described in the Rutgers License Agreement, relating to bioabsorbable stents for interventional cardiology and peripheral vascular applications. It became apparent during the evaluation and development of the Ideal BioStent™ that the use of intellectual property licensed from Rutgers would have introduced complications in the design of the Ideal BioStent. As a result, Xenogenics abandoned the use of the Rutgers technology effective January 2014. On January 31, 2014, Xenogenics received the Notice of Default from Rutgers stating that Xenogenics was in default under the Rutgers License Agreement for failing to make certain payments, submit certain program reports, and use “good faith reasonable efforts” to meet certain milestones pursuant to the terms of the agreement. The Notice of Default stated that absent a full and complete cure of the mentioned issues, Rutgers would terminate the Rutgers License Agreement within 90 days of the date of the Notice of Default. On May 9, 2014, Rutgers issued a notice of termination of the Rutgers License Agreement and demanded payment of unpaid license fees of $25,000, unpaid patent costs of $75,665, and accrued interest of $8,375. All of these claimed fees, costs, and interest are accrued in the accompanying condensed consolidated financial statements. Management is currently evaluating the merits of these claims.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations. The condensed consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Three Months Ended August 31, 2014 Compared to the Three Months Ended August 31, 2013

Revenue. Total revenue for the three months ended August 31, 2014 and August 31, 2013 was $12,329. All of the revenue for the three months ended August 31, 2014 and August 31, 2013 is from the amortization of deferred revenue under license agreements with Corning and Pfizer.

Operating Expenses. Total operating expenses for the three months ended August 31, 2014 were $(186,360), compared to operating expenses for the three months ended August 31, 2013 of $356,116, representing a decrease of $542,476. This decrease was due to the reversal of $461,000 of stock-based compensation, a decrease of $42,139 in the recognition of other stock-based compensation, a decrease of $30,684 in professional and consulting fees, and a decrease in other operating expenses of $7,505.

The reversal of $461,000 of stock-based compensation and the amounts of stock-based compensation is more fully described in Note 8 to the accompanying condensed consolidated financial statements. In November 2010, Xenogenics granted an option to a prospective executive officer to purchase an aggregate of 2,500,000 shares of its common stock, exercisable at $0.246 per share of common stock and having an expiration date in November 2015. The option to acquire 500,000 of the shares vested on the grant date and the remaining 2,000,000 option shares were to vest in the future upon the achievement of specified milestones. The fair value of these options was estimated to be $576,250, or $0.2305 per share. This prospective executive officer resigned in May 2014 and the rights under this option were forfeited in August 2014. At the date of the forfeiture, only the initial option to acquire 500,000 shares had vested, and the remaining 2,000,000 option shares remained unvested because the specified milestones had not been achieved. The share-based compensation related to these 2,000,000 option shares ($461,000) had been recognized over the periods of time, originally estimated on the date of grant, that management expected each of the specified milestones was likely to be achieved. As of the date of forfeiture, all of the share-based compensation related to these performance-based options had been recognized in the consolidated financial statements. Under GAAP, if vesting is based solely on one or more performance or service conditions, any previously recognized compensation cost is reversed if the award does not vest (that is, the requisite service is not rendered). Accordingly, Xenogenics reversed the compensation cost for these options in the amount of $461,000 during the three months ended August 31, 2014 when the options were forfeited. The other decrease in stock-based compensation of $42,139 relates to the vesting patterns of other non-performance based options, principally in Xenogenics.

Other income/(expense). Other income (expense) amounted to net income of $1,730 for the three months ended August 31, 2014 as compared to net expense of $1,573 for the three months ended August 31, 2013. Other income (expense) for the three months ended August 31, 2014 was composed of (A) interest expense of $584, (B) a gain from the change in fair value of derivative liability of $2,301, and (C) interest income of $13. Other income (expense) for the three months ended August 31, 2013 consists of (i) interest expense of $707, (ii) a loss from the change in fair value of derivative liability of $902, and (iii) interest income of $36.

For the three months ended August 31, 2014 and 2013, interest expense is principally composed of interest on the Debenture.

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

Net Income (Loss). Net income for the three months ended August 31, 2014 was $200,419, as compared to a net loss of $345,360 for the same period in the prior fiscal year, representing a difference of $545,799. This difference in net income and net loss is principally due to the reversal of stock-based compensation, the decrease in the recognition of other stock-based compensation, and the decrease in professional and consulting fees.

Nine Months Ended August 31, 2014 Compared to the Nine Months Ended August 31, 2013

Revenue. Total revenue for the nine months ended August 31, 2014 and August 31, 2013 was $36,988. All of the revenue for the nine months ended August 31, 2014 and August 31, 2013 is from the amortization of deferred revenue under license agreements with Corning and Pfizer.

Operating Expenses. Total operating expenses for the nine months ended August 31, 2014 were $517,679, compared to operating expenses for the nine months ended August 31, 2013 of $1,018,548, representing a decrease of $500,869. This decrease was due to the reversal of $461,000 of stock-based compensation and a decrease of $99,963 in the recognition of other stock-based compensation, offset by an increase of $59,174 in professional and consulting fees and a net increase in other operating expenses of $920.

The reversal of $461,000 of stock-based compensation and the amounts of stock-based compensation is more fully described in Note 8 to the accompanying condensed consolidated financial statements. In November 2010, Xenogenics granted an option to a prospective executive officer to purchase an aggregate of 2,500,000 shares of its common stock, exercisable at $0.246 per share of common stock and having an expiration date in November 2015. The option to acquire 500,000 of the shares vested on the grant date and the remaining 2,000,000 option shares were to vest in the future upon the achievement of specified milestones. The fair value of these options was estimated to be $576,250, or $0.2305 per share. This prospective executive officer resigned in May 2014 and the rights under this option were forfeited in August 2014. At the date of the forfeiture, only the initial option to acquire 500,000 shares had vested, and the remaining 2,000,000 option shares remained unvested because the specified milestones had not been achieved. The share-based compensation related to these 2,000,000 option shares ($461,000) had been recognized over the periods of time, originally estimated on the date of grant, that management expected each of the specified milestones was likely to be achieved. As of the date of forfeiture, all of the share-based compensation related to these performance-based options had been recognized in the consolidated financial statements. Under GAAP, if vesting is based solely on one or more performance or service conditions, any previously recognized compensation cost is reversed if the award does not vest (that is, the requisite service is not rendered). Accordingly, Xenogenics reversed the compensation cost for these options in the amount of $461,000 during the nine months ended August 31, 2014 when the options were forfeited. The other decrease in stock-based compensation of $99,963 relates to the vesting patterns of other non-performance based options, principally in Xenogenics.

The increase of $59,174 in consulting and legal fees principally relates to consulting services rendered in support of the sponsored research agreement with UHN’s Toronto General Hospital to evaluate MCT-485 in animal models for the treatment of primary liver cancer.

Other income/(expense). Other income (expense) amounted to net expense of $25,149 for the nine months ended August 31, 2014 as compared to net expense of $13,229 for the nine months ended August 31, 2013. Other income (expense) for the nine months ended August 31, 2014 was composed of (A) interest expense of $10,271, (B) a loss from the change in fair value of derivative liability of $14,916, and (C) interest income of $38. Other income (expense) for the nine months ended August 31, 2013 consists of (i) interest expense of $2,058, (ii) a loss from the change in fair value of derivative liability of $11,342, and (iii) interest income of $171.

For the nine months ended August 31, 2014, interest expense includes $8,375 for interest claimed by Rutgers in its notice of termination of its license agreement with Xenogenics. Otherwise, interest expense for the nine months ended August 31, 2014 and 2013 principally is composed of interest on the 4.75% debenture.

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

Net Loss. Net loss for the nine months ended August 31, 2014 was $505,840, as compared to a net loss of $994,789 for the same period in the prior fiscal year, representing a decrease in the net loss of $488,949. This decrease net loss is principally due to the reversal of stock-based compensation and the decrease in the recognition of other stock-based compensation, offset by the increase in professional and consulting fees and the increase in the interest expense recognized as a result of the termination of the Rutgers License Agreement.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at August 31, 2014 and 2013:

	August 31, 2014	August 31, 2013

Cash and cash equivalents	$131,422	$178,121

Current assets	$143,652	$323,538
Current liabilities	(1,297,416)	(1,231,563)

Working capital deficiency	$(1,153,764)	$(908,025)

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

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares of MultiCell’s common stock determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price (defined below) multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price. The “Conversion Price” is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the 20 trading days prior to the election to convert. The Debenture accrues interest at 4.75% per year payable in cash or shares of common stock. Through August 31, 2014, interest is being paid in cash. If paid in shares of our common stock, the stock will be valued at the rate equal to the Conversion Price of the Debenture in effect at the time of payment. Upon receipt of a conversion notice from the holder, MultiCell may elect to immediately redeem that portion of the Debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. Since February 28, 2008, we, at our sole discretion, have had the right, without limitation or penalty, to redeem the outstanding principal amount of the Debenture not yet converted by the holder into shares of our common stock, plus accrued and unpaid interest thereon.

Commencing in March 2008, we have operated on working capital provided by LJCI in connection with its exercise of warrants issued to it by us (which LJCI must exercise whenever it converts amounts owed under the Debenture it holds), all as discussed in more detail below. The warrants are exercisable at $1.09 per share. As of October 3, 2014 there were 3,717,629 shares remaining under the LJCI Warrant and a balance of $37,176 remaining on the Debenture. Should LJCI continue to exercise all of its remaining warrants approximately $4.0 million of cash would be provided to us. However, the LJCI Agreement limits LJCI’s stock ownership in our common stock to 9.99% of the outstanding shares of our common stock.

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

Series B Convertible Preferred Stock

On July 14, 2006, we completed a private placement of Series B convertible preferred stock. A total of 17,000 shares of Series B convertible preferred stock were sold to accredited investors at a price of $100 per share. Originally, the Series B shares were convertible at any time into shares of our common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Series B Conversion Price”). The Series B Conversion Price was reduced to 85% of the then applicable Series B Conversion Price as a result of an event of default in the payment of preferred dividends. The Series B Conversion Price is also subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the Series B Conversion Price is subject to weighted average anti-dilution adjustments in the event that we sell shares of our common stock or other securities convertible into or exercisable for shares of our common stock at a per share price, exercise price or conversion price lower than the Series B Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, a joint venture and/or the issuance of employee stock options). As a result of these adjustments, the Series B Conversion Price has been reduced to $0.0073 per share as of August 31, 2014. Pursuant to the applicable Series B convertible preferred stock purchase agreement, each investor may only convert that number of shares of Series B convertible preferred stock into that number of shares of our common stock that does not exceed 9.99% of the outstanding shares of our common stock on the date of conversion. The Series B convertible preferred stock does not have voting rights.

Commencing on the date of issuance of the Series B convertible preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued was declared effective by the SEC, we were required to pay on each outstanding share of Series B convertible preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (a) the Wall Street Journal Prime Rate plus 1%, or (b) 9%. In no event was the dividend rate greater than 12% per annum. The dividend was payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first day of that month. In the event we did not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares was reduced to 85% of the otherwise applicable conversion price. We did not pay the required monthly Series B preferred dividends beginning November 30, 2006, which, in part, has caused the conversion price to be reduced. Subsequent to November 30, 2010, we received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B convertible preferred stock, which in turn terminated the requirement to accrue the related dividends. Accordingly, no dividends have been accrued since November 30, 2010. Total accrued but unpaid preferred dividends recorded in the accompanying condensed consolidated balance sheets as of August 31, 2014 and November 30, 2013 are $290,724, of which $125,516 is recorded in permanent equity with the Series B preferred stock and $165,208 is recorded as a current liability in accounts payable and accrued expenses. As of August 31, 2014 and November 30, 2013, there were 3,448 shares of Series B convertible preferred stock outstanding.

Pursuant to the Certificate of Designation of the Series B convertible preferred stock, in the event of any dissolution or winding up of our company, whether voluntary or involuntary, holders of each outstanding share of Series B convertible preferred stock shall be entitled to be paid second in priority to the Series I preferred stockholders out of our assets available for distribution to stockholders, an amount equal to $100 per share of Series B convertible preferred stock held plus any declared but unpaid dividends. However, no shares of our Series I convertible preferred stock are outstanding at August 31, 2014. After such payment has been made in full, such holders of Series B convertible preferred stock shall be entitled to no further participation in the distribution of our assets.

Cash provided by (used in) operating, investing and financing activities for the nine months ended August 31, 2014 and 2013 is as follows:

	August 31, 2014	August 31, 2013

Operating activities	$(789,463)	$(868,421)
Investing activities	-	-
Financing activities	774,680	847,070

Net decrease in cash and cash equivalents	$(14,783)	$(21,351)

Operating Activities

For the nine months ended August 31, 2014, the differences between our net loss and net cash used in operating activities were due to net non-cash credits totaling $370,181 included in our net loss for stock-based compensation and change in fair value of derivative liability, plus changes in non-cash working capital totaling $86,558. For the nine months ended August 31, 2013, the differences between our net loss and net cash used in operating activities are due to non-cash charges totaling $187,208 included in our net loss for stock-based compensation and change in fair value of derivative liability, less changes in non-cash working capital totaling $60,840.

Investing Activities

We had no cash flows from investing activities during the nine months ended August 31, 2014 or August 31, 2013.

Financing Activities

During the nine months ended August 31, 2014 and 2013, cash flows from financing activities related to LJCI’s payments to us of $774,680 and $847,070, respectively, to be applied towards the exercise of common stock warrants.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2014, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of August 31, 2014, the following material weaknesses existed:

1.	Entity-Level Controls: We did not maintain effective entity-level controls as defined by the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control –Integrated Framework (1992). Specifically, we did not effectively segregate certain accounting duties due to the small size of our accounting staff, or maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting.

2.	Information Technology: We did not maintain effective controls over the segregation of duties and access to financial reporting systems. Specifically, key financial reporting systems were not appropriately configured to ensure that certain transactions were properly processed with segregated duties among personnel and to ensure that unauthorized individuals did not have access to add or change key financial data.

Due to these material weaknesses, management has concluded that our internal control over financial reporting was not effective as of August 31, 2014.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2014, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

None.

Item 1A: RISK FACTORS

Not required for “smaller reporting companies.”

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Issuances

On July 21, 2014, we issued 134,840,660 shares of our common stock to LJCI pursuant to its conversion of $650 of the Debenture. We also issued 65,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $70,850, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On August 25, 2014, we issued 171,800,000 shares of our common stock to LJCI pursuant to its conversion of $750 of the Debenture. We also issued 75,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $81,750, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

Item 3: DEFAULTS UPON SENIOR SECURITIES

None.

Item 4: MINE SAFETY DISCLOSURES

Not applicable.

Item 5: OTHER INFORMATION

None.

Item 6: EXHIBITS:

Exhibit Number	Exhibit Description
3.1 (1)	Certificate of Incorporation, as filed on April 28, 1970.
3.2 (1)	Certificate of Amendment, as filed on October 27, 1986.
3.3 (1)	Certificate of Amendment, as filed on August 24, 1989.
3.4 (1)	Certificate of Amendment, as filed on July 31, 1991.
3.5 (1)	Certificate of Amendment, as filed on August 14, 1991.
3.6 (1)	Certificate of Amendment, as filed on June 13, 2000.
3.7 (2)	Certificate of Amendment, as filed May 18, 2005.
3.8 (3)	Certificate of Correction, as filed June 2, 2005.
3.9 (4)	Certificate of Amendment, as filed September 1, 2010.
3.10 (5)	Certificate of Amendment, as filed July 13, 2011.
3.11 (6)	Certificate of Amendment, as filed August 29, 2012.
3.12 (7)	Certificate of Incorporation, as amended as of February 28, 2013.
3.13 (1)	Bylaws, as amended May 18, 2005.
3.14 (1)	Specimen Stock Certificate.
4.1 (8)	Certificate of Designations of Preferences and Rights of Series I Convertible Preferred Stock, as filed on July 13, 2004.
4.2 (9)	Certificate of Designation of Series B Convertible Preferred Stock, as filed July 14, 2006.
4.3 (10)	Securities Purchase Agreement, between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc., dated February 28, 2007.
4.4 (10)	4 ¾ % Convertible Debenture for $100,000 issued by Multicell Technologies, Inc. to La Jolla Cove Investors, Inc., dated February 28, 2007.

Exhibit Number	Exhibit Description
4.5 (10)	Warrant to Purchase Common Stock dated February 28, 2007.
4.6 (10)	Letter, dated February 28, 2007, to Multicell Technologies, Inc. from La Jolla Cove Investors, Inc.
4.7 (11)	Form of Shares of Series B Convertible Preferred Stock and Common Stock Warrants Subscription Agreement, dated July 14, 2006, by and between Multicell Technologies, Inc. and Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302. *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*
101 INS	XBRL Instance Document**
101 SCH	XBRL Schema Document**
101 CAL	XBRL Calculation Linkbase Document**
101 LAB	XBRL Labels Linkbase Document**
101 PRE	XBRL Presentation Linkbase Document**
101 DEF	XBRL Definition Linkbase Document**

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

MULTICELL TECHNOLOGIES, INC.

October 15, 2014	By: /s/ W. Gerald Newmin

W. Gerald Newmin
(Chief Executive Officer and Chief Financial Officer)

- 27 -