Form 10-K
period 2014-11-30
MultiCell Technologies, Inc.
filed 2015-03-02
CIK 811779

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended November 30, 2014

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to ________

Commission File Number: 001-10221

MultiCell Technologies, Inc. (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	52-1412493 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of May 31, 2014, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $3,111,347.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of February 20, 2015, the issuer had 4,863,448,700 shares of issued and outstanding common stock, par value $0.01.

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

PART I

ITEM 1. BUSINESS

About MultiCell Technologies, Inc.

MultiCell Technologies, Inc. was incorporated in Delaware on April 28, 1970 as Exten Ventures, Inc., and subsequently changed its name to Exten Industries, Inc. (“Exten”).  An agreement of merger between Exten and an entity then called MultiCell Associates, Inc. (“MTI”), was entered into on March 20, 2004, whereby MTI ceased to exist and all of its assets, property, rights and powers, as well as all debts due it, were transferred to and vested in Exten as the surviving corporation.  Effective April 1, 2004, Exten changed its name to MultiCell Technologies, Inc. (“MultiCell”).  MultiCell currently operates two subsidiaries, Xenogenics Corporation (“Xenogenics”) of which MultiCell holds 95.3% of the outstanding shares (on an as-if-converted to common stock basis), and MultiCell Immunotherapeutics, Inc. (“MCTI”), of which MultiCell holds 85.1% of the outstanding shares (on an as-if-converted to common stock basis).  As used herein, the “Company”, “we”, “our”, and “us” refers to MultiCell, together with Xenogenics and MCTI.  Our principal offices are located at 68 Cumberland Street, Suite 301, Woonsocket, RI 02895.  Our telephone number is (401) 762-0045.

We are a biopharmaceutical company which owns a majority interest in its two subsidiary companies MCTI and Xenogenics. We and our subsidiaries are developing novel therapeutics and discovery tools to address unmet medical needs for the treatment of neurological disorders, hepatic disease, cancer and interventional cardiology and peripheral vessel applications.

Our Therapeutic Platform

Our therapeutic development platform includes several patented techniques used to: (i) control the immune response at transcriptional and translational levels through double-stranded RNA (“dsRNA”)-sensing molecules such as the Toll-like Receptors (“TLRs”), RIG-I-like receptor (“RLR”), and Melanoma Differentiation-Associated protein 5 (“MDA-5”) signaling; (ii) generate specific and potent immunity against key tumor targets through a novel immunoglobulin platform technology; (iii) modulate the noradrenaline-adrenaline neurotransmitter pathway; and (iv) develop mext-generation antibody drug conjugates (“ADCs”) which provide for the simultaneous targeted delivery of multiple drugs from a single antibody. Our medical device development platform is based on the design of a next-generation bioabsorbable stent, the Ideal BioStent™, for interventional cardiology and peripheral vessel applications.

Our therapeutic new drug candidate, MCT-125, offers several key advantages, including selective modulation of noradrenergic neurons without influencing seratoninergic neurons to inhibit the reuptake of noradrenaline (norepinephrine) while promoting increased tyrosine hydroxylase activity for the treatment of primary multiple sclerosis-related fatigue (PMSF) affecting over 70% of all persons with multiple sclerosis (“MS”).

Unlike other immune modulating compounds, our use of novel synthetic dsRNAs (MCT-485 and MCT-465) is not species or sequence-specific yet enables selective control of critical immune signaling pathways, and therefore has the potential in a broader spectrum of therapeutic applications as a monotherapy or in combination with other therapies.

Coupling our synthetic dsRNA platform technology with our therapeutic antibody-drug conjugate (“ADC”) technology maximizes the potential to create a novel class of potentially more effective anticancer therapeutics.

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

Our Therapeutic Programs

We are pursuing research and development targeting multiple sclerosis-related fatigue, degenerative diseases, and cancer.

Our therapeutics candidates addresse significant unmet medical needs and is designed to augment current therapeutic strategies via:

•	Modulation of the noradrenaline-adrenaline neurotransmitter pathway (MCT-125) for the treatment of primary multiple sclerosis fatigue (“PMSF”) affecting over 70% of all persons with MS;

•	Triggering the adaptive immune response thru Toll-like Receptor 3 (TLR3) signaling of the innate immune system using dsRNA (MCT-465) to treat cancer;

•	Triggering cytolysis using dsRNA (MCT-485) via activation of stromal macrophages and release of tumor necrosis factor alpha (“TNF-alpha”), interleukin 6 (“IL-6”) and other pro-inflammatory cytokines; and

•	Development of next-generation antibody drug conjugates (ADCs) which provide for the simultaneous targeted delivery of multiple drugs from a single antibody.

Our therapeutic development platform has several advantages over those of our competitors:

•	Modulation of noradrenergic neurons without effecting seratoninergic neurons to inhibit the reuptake of noradrenaline (norepinephrine);

•	Unlike DNA-based immunostimulatory CpG motifs or antisense and small interfering RNA (siRNA) technologies, our use of dsRNA signaling thru TLR3 is not species or sequence-specific, and therefore has the potential to have application in a broader spectrum of therapeutic applications. SiRNA, sometimes known as short interfering RNA or silencing RNA, is a class of dsRNA molecures 20-25 base pairs in length;
•	Using very small dsRNA to trigger direct cytotoxic activity (cytolysis) via activation of stromal macrophages and release of TNF-alpha, IL-6 and other pro-inflammatory cytokines; and
•	Able to deliver two different drugs simultaneously using a single target antibody drug conjugate.

Our portfolio of lead drug candidates is in various stages of preclinical and clinical development and includes:

•	MCT-125, a Phase IIb therapeutic candidate for the treatment of PMSF with demonstrated efficacy in 138 patients;

•	MCT-465, a preclinical adjuvant therapeutic candidate for the treatment of TLR3+ cancers; and

•	MCT-485, a preclinical therapeutic candidate that appears to have direct cytotoxic activity (cytolysis) via activation of stromal macrophages and release of TNF-alpha, IL-6 and other pro-inflammatory cytokines.

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

None of these milestones were achieved as of November 30, 2014.

MCT-465 and MCT-485 for the treatment of cancer

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

MCT-465 and MCT 485 are in preclinical development, and are being investigated as prospective treatments for primary liver cancer and triple negative breast cancer.

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

MCT-465 is a high molecular weight synthetic dsRNA with immune-enhancing properties. The mechanism of action of MCT-465 is pleiotropic and mediated by RNA sensors – such as TLR3, TLR 7/8, MDA-5 and RIG-I - expressed by antigen presenting cells and select cases, by tumor cells:

•	Induction of pro-inflammatory, immune enhancing cytokines locally and systemically;

•	Anti-angiogenic effects through a local exposure to interleukin 12 (IL-12) / Interferor gamma (IFNg); and

•	In select cases, direct pro-apoptotic anti-tumoral effect.

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

None of these milestones were achieved as of November 30, 2014, and, accordingly, none of these obligations have accrued. Xenogenics’ obligations under the Foreclosure Sale Agreement had been previously extended pursuant to Amendments No. 1, No. 2, and No. 3 dated September 30, 2011, October 23, 2012, and October 11, 2013, respectively. On December 1, 2014, Xenogenics entered into Amendment No. 4 to the Foreclosure Sale Agreement which further extended the deadlines for the achievement of these milestones under the Foreclosure Sale Agreement by an additional 12 months. As a result of these various amendments to extend the dates for achievement of the milestones, we are in compliance with the requirements of the Foreclosure Sale Agreement, as amended. Xenogenics is required to use Good Faith Reasonable Efforts (as defined in the Foreclosure Sale Agreement) to achieve these milestones. Failure to achieve any of these milestones shall result in all milestone payments, totaling $4.3 million, becoming immediately due and payable, unless Xenogenics’ failure to use Good Faith Reasonable Efforts is due to Technical Difficulties (as defined in the Foreclosure Sale Agreement) or to Financial Hardship (as defined in the Foreclosure Sale Agreement), in which case Xenogenics can elect to (i) pay all remaining milestone payments and continue commercialization efforts, or (ii) assign all intellectual property acquired by Xenogenics under the agreement to the counterparties to the agreement and cease all development and commercialization efforts.

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

Xenogenics was also required to make cash payments to Rutgers as follows based on the achievement of certain milestones with respect to products to be commercialized using the intellectual property licensed pursuant to the Rutgers License Agreement:

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

None of these milestones were achieved, and accordingly, none of these obligations were ever accrued.

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

It became apparent during the evaluation and development of the Ideal BioStent™ that the use of intellectual property licensed from Rutgers would have introduced complications in the design of the Ideal BioStent. As a result, Xenogenics abandoned the use of the Rutgers technology effective January 2014. On January 31, 2014, Rutgers notified Xenogenics of its alleged default of the provisions in the Rutgers License Agreement. On May 9, 2014, Rutgers issued a notice of termination of the Rutgers License Agreement, and demanded payment of unpaid license fees of $25,000, unpaid patent costs of $75,665, and accrued interest of $8,375. All of these claimed fees, costs, and interest have been accrued in the accompanying consolidated financial statements. Management is currently evaluating the merits of these claims.

Patents and Proprietary Technology

Our success depends in part on intellectual property protection and the ability of our licensees to preserve those rights.

We use certain licenses granted to us under various licensing agreements. We also use trade secrets and proprietary knowledge unprotected by patents that we protect, in part, by confidentiality agreements. It is our policy to require our employees, directors, consultants, licensees, outside contractors and collaborators, scientific advisory board members and other advisors to execute confidentiality agreements upon the commencement of their relationships with us. These agreements provide that all confidential information made known to the individual in the course of the individual’s relationship with us be kept as confidential and not be disclosed to third parties except in specific limited and agreed upon circumstances. We also require signed confidentiality or material transfer agreements from any company that is to receive our confidential information. In the case of employees, consultants and contractors, the agreements generally provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as our exclusive property. There can be no guarantee that these agreements will not be violated or that we would have adequate remedies for any such violation or that our trade secrets or proprietary knowledge will not become known by or independently developed by competitors.

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

Xenogenics’ patent for an “Artificial Liver Apparatus And Method”, the Sybiol® Synthetic Bio-Liver Device (United States patent 6,858,146) was issued in 2005. The expiration date of this patent is February 22, 2026. The Sybiol® trademark is registered in the United States Patent and Trademark Office, number 2,048,080.

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

Research and Development

In fiscal years 2014 and 2013, we spent $323,517 and $314,283, respectively, on research and development. Research and development cost increases principally related to increases in costs of research under a sponsored research agreement.

Historically, our research and development has also been funded to some extent by the National Institute of Health (“NIH”) grants, Small Business Innovative Research (“SBIR”) grants, and other similar grants.

We received grant awards in 2010 under the U.S. government’s Qualifying Therapeutic Discovery Project (“QTDP”) program for three of its drug development programs: MCT-125, MCT-465, and MCT-475. The QTDP program was created by Congress as part of the Patient Protection and Affordable Care Act, and provides a tax credit or grant equal to 50% of qualified investment for fiscal years ending November 30, 2010 and 2011. To be eligible, a therapeutic development project must: (i) have the potential to develop new treatments that address unmet medical needs or chronic and acute diseases; (ii) reduce long-term health care costs; (iii) represent a significant advance in finding a cure for cancer; (iv) advance U.S. competitiveness in the fields of life, biological, and medical sciences; or (v) create or sustain well-paying jobs, either directly or indirectly. On October 29, 2010, we received notification from the Department of Treasury that we had been awarded a total cash grant of $733,437. Of the total grant, $430,335 relates to qualifying expenses incurred during the fiscal year ended November 30, 2010 and the remainder of $303,102 was received and recognized during the fiscal year ended November 30, 2011. We did not receive any grant revenue for the fiscal years ended November 30, 2014 or 2013 from any source.

Competition

We compete in segments of the pharmaceutical and biotechnology markets that are highly competitive. We face significant competition from most pharmaceutical companies as well as biotechnology companies that are researching and selling products similar to ours. Many of our competitors have significantly greater financial, manufacturing, marketing and drug development resources than we do. Large pharmaceutical companies in particular have extensive experience in clinical testing and in obtaining regulatory approvals for drugs. These companies also have significantly greater research capabilities than we do. In addition, many universities and private and public research institutes are active in research, some in direct competition with us. We believe that our ability to successfully compete will depend on, among other things:

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

Employees

As of November 30, 2014, we had two employees, both of whom were employed full-time.

ITEM 1A. RISK FACTORS

Risks Related To Our Business

Our drug candidates, bioabsorbable stent assets and cellular systems technologies are in the early stages of clinical testing and we have a history of significant losses and may not achieve or sustain profitability.

Our drug candidates are in the early stages of clinical testing and we must conduct significant additional clinical trials before we can seek the regulatory approvals necessary to begin commercial sales of our drugs. Similarly, some of MultiCell’s cellular systems technologies and Xenogenics’ bioabsorbable stent assets are in early stages of development and require further development before they may be commercially viable. We have incurred a substantial accumulated deficit since our inception in 1970. As of November 30, 2014, our accumulated deficit was $46,134,117. Our losses have primarily resulted from significant costs associated with the research and development relating to our cellular systems technologies and other operating costs. We expect to incur increasing losses for at least several years, as we continue our research activities, conduct development of, and seek regulatory approvals for, our drug candidates, commercialize any approved drugs and as we continue to advance our cellular systems technologies business. If our drug candidates fail in clinical trials or do not gain regulatory approval, or if our drugs, bioabsorbable stent assets and cellular systems technologies do not achieve market acceptance, we will not achieve or maintain profitability. If we fail to become and remain profitable, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

We will need substantial additional capital to fund continued business operations and we cannot be sure that additional financing will be available.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the fiscal year ended November 30, 2014, relative to our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to obtain additional funding will determine our ability to continue as a going concern. Since March 2008, we have operated on working capital provided by La Jolla Cove Investors, Inc. (“LJCI”). Under terms of the Securities Purchase Agreement entered into with LJCI, LJCI can convert a portion of the convertible debenture by simultaneously exercising a warrant at $1.09 per share. As of November 30, 2014, there were 3,642,629 shares remaining on the stock purchase warrant and a balance of $36,426 remaining on the convertible debenture. If LJCI were to exercise all of its remaining warrants, we would receive approximately $3.97 million. The agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.99% of our outstanding shares. We expect that LJCI will continue to exercise the warrants and convert the debenture through February 28, 2016, the amended date that the debenture is due and the warrants expire, subject to the limitations of the agreement and availability of our authorized common stock.

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

We will be subject to the risks inherent in the ownership and operation of a research and development biotechnology venture such as regulatory setbacks and delays, fluctuations in expenses, competition from other biotechnology ventures and pharmaceutical companies, the general strength of regional and national economies, and governmental regulation. Our products may fail to advance due to inadequate therapeutic efficacy, adverse effects, inability to finance clinical trials or other regulatory or commercial setbacks. Because certain costs will not generally decrease with decreases in financing capital or revenues, our operating costs may exceed the income therefrom. No representation or warranty can be made that we will be profitable or will be able to generate sufficient working capital.

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

We will need additional financing in the future in order to fund continued research and development and to respond to competitive pressures. We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional securities, debt financing and/or the sale or licensing of our technologies. We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources. Although we have raised gross proceeds of $950,480 and $1,185,920 during the fiscal years ended November 30, 2014 and 2013, respectively, from the exercise of stock warrants, we do not have any binding commitment with regard to future financing. If adequate funds are not available or are not available on acceptable terms, we may be unable to pursue our therapeutic programs, fund expansion of our cellular technologies business, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous requirements. The clinical trial process is also time consuming. According to industry sources, the entire drug development and testing process takes on average 12 to 15 years. According to industry studies, the fully capitalized resource cost of new drug development averages approximately $800 million; however, individual trials and individual drug candidates may incur a range of costs above or below this average. We estimate that clinical trials of our most advanced drug candidates will continue for several years, but may take significantly longer to complete. The commencement and completion of our clinical trials could be delayed or prevented by several factors, including, but not limited to:

•	delays in obtaining regulatory approvals to commence a clinical trial;

•	delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;

•	slower than expected rates of patient recruitment and enrollment, including as a result of the introduction of alternative therapies or drugs by others;

•	lack of effectiveness during clinical trials;

•	unforeseen safety issues;

•	inadequate supply of clinical trial material;

•	uncertain dosing issues;

•	introduction of new therapies or changes in standards of practice or regulatory guidance that render our clinical trial endpoints or the targeting of our proposed indications obsolete;

•	inability to monitor patients adequately during or after treatment; and

•	inability or unwillingness of medical investigators to follow our clinical protocols.

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

The Foreclosure Sale Agreement requires us to use good faith reasonable efforts to achieve certain development milestones. To the extent we fail to do so, milestone payments of up to $4.3 million could become immediately due.

The Foreclosure Sale Agreement requires that we achieve the following development milestones for the second generation of the Ideal BioStent assets:

•	restart manufacturing and produce a device by September 30, 2015;
•	initiate an animal study by March 31, 2016;

•	make a regulatory submission to support a human use clinical trial by September 30, 2016; and
•	initiate a human use clinical trial by September 30, 2017.

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

We have no manufacturing capacity and will be forced to depend on our partners or contract manufacturers to produce our products and clinical trial drug supplies for each of our drug candidates and potential drug candidates, and anticipate continued reliance on contract manufacturers for the development and commercialization of our potential products and drugs.

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

We do not intend to pay dividends on our common stock in the foreseeable future. There can be no assurance that our operations will result in sufficient revenues to enable us to operate at profitable levels or to generate positive cash flows. Further, dividend policy is subject to the discretion of our Board of Directors (the “Board”) and will depend on, among other things, our earnings, financial condition, capital requirements and other factors.

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

We have been unsuccessful in authorizing additional shares of our capital stock.

We may become required, upon exercise of certain warrants or conversion of certain debentures, to issue more shares of our capital stock than are currently authorized for issuance under our certificate of incorporation. While we have attempted to obtain the required consent of our stockholders to amend our certificate of incorporation accordingly, we have been forced to adjourn the related stockholder meeting twice for lack of a quorum. Our inability to authorize more shares may lead to claims against us for breach of the terms of such warrants and debentures, and may also limit our ability to raise additional financing.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 2. PROPERTIES

During the years ended November 30, 2014 and 2013, we leased facilities at 68 Cumberland Street, Suite 301, Woonsocket RI  02895.  The leased property includes office and storage space totaling 1,075 square feet. The lease was initially for a one-year period, but now is on a month-to-month basis. The leased facilities are fully utilized and adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol MCET. Our stock is considered a penny stock and is, therefore, subject to the Securities Enforcement Remedies and Penny Stock Reform Act of 1990. Penny stock is defined as any equity security not traded on a national stock exchange or quoted on the NASDAQ National Market or SmallCap Market and that has a market price of less than $5.00 per share. Additional disclosure is required in connection with any trades involving a stock defined as a penny stock (subject to certain exceptions); including the delivery, prior to any such transaction, of a disclosure schedule explaining the penny stock market and the associated risks. Broker-dealers who recommend such low-priced securities to persons other than established customers and accredited investors are required to satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchase and receive the purchaser's written consent prior to the transaction.

The table below gives the range of high and low closing prices of our common stock for the fiscal years ended November 30, 2014 and November 30, 2013 based on high and low closing prices per share of common stock for the quarters indicated.

Fiscal Year Ended November 30, 2014
	High	Low
First quarter	$0.0010	$0.0004
Second quarter	$0.0021	$0.0008
Third quarter	$0.0011	$0.0006
Fourth quarter	$0.0007	$0.0004

Fiscal Year Ended November 30, 2013
	High	Low
First quarter	$0.0064	$0.0011
Second quarter	$0.0032	$0.0012
Third quarter	$0.0014	$0.0011
Fourth quarter	$0.0012	$0.0006

No cash dividends have been paid on our common stock for the 2014 and 2013 fiscal years and no change of this policy is under consideration by the Board. The payment of cash dividends in the future will be determined by the Board in light of conditions then existing, including our earnings, financial requirements, and opportunities for reinvesting earnings, business conditions, and other factors. There are otherwise no restrictions on the payment of dividends.

The number of shareholders of record of our common stock on February 20, 2015 was approximately 356, not including any persons who hold their stock in “street name”.

We did not repurchase any of our shares of common stock during the fourth quarter of the fiscal year covered by this report.

See the “Equity Compensation Plan Information” table in Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Stock Issuances

On September 26, 2014, we issued 122,172,222 shares of our common stock to LJCI pursuant to its conversion of $500 of convertible debentures. We also issued 50,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $54,500, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On October 29, 2014, we issued 137,450,000 shares of our common stock to LJCI pursuant to its conversion of $500 of convertible debentures. We also issued 50,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $54,500, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On November 24, 2014, we issued 85,912,500 shares of our common stock to LJCI pursuant to its conversion of $250 of convertible debentures. We also issued 25,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $27,250, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis for the fiscal years ended November 30, 2014 and 2013 is presented below.

Overview

We are a biopharmaceutical company developing novel therapeutics and discovery tools to address unmet medical needs for the treatment of neurological disorders, hepatic disease, cancer and interventional cardiology and peripheral vessel applications. Historically, we have specialized in developing primary liver cell immortalization technologies to produce cell-based assay systems for use in drug discovery. We seek to become an integrated biopharmaceutical company that will use our immune system modulation technologies to discover, develop and commercialize new therapeutics ourself and with strategic partners.

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

Our therapeutic development platform includes several patented techniques used to: (i) control the immune response at transcriptional and translational levels through dsRNA-sensing molecules such as TLRs, RLRs, and MDA-5 signaling; (ii) generate specific and potent immunity against key tumor targets through a novel immunoglobulin platform technology; and (iii) modulate the noradrenaline-adrenaline neurotransmitter pathway; and (iv) develop next-generation antibody drug conjugates (ADCs) which provide for the simultaneous targeted delivery of multiple drugs from a single antibody. Our medical device development platform is based on the design of next-generation bioabsorbable stents, the Ideal BioStent™, for interventional cardiology and peripheral vessel applications.

On July 5, 2011, MultiCell entered into a sponsored research agreement with the University Health Network, or UHN, a not-for-profit corporation incorporated under the laws of Canada. Under this agreement UHN evaluated our product candidates, MCT-465 and MCT-485, in its in vitro models for the treatment of primary liver cancer. The mechanism of action of MCT-465 and MCT-485 and their potential selective effect on liver cancer stem cells was also be evaluated. Under the terms of this agreement, we retained exclusive access to the research findings and intellectual property resulting from the research activities preformed by UHN. On September 27, 2013, MultiCell entered into a new sponsored research agreement with Anand Ghanekar, M.D., Ph.D, of UHN’s Toronto General Hospital expanding the scope of the current research project with UHN to evaluate MCT-485 in animal models for the treatment of primary liver cancer (the “Ghanekar Agreement”). Under the terms of the Ghanekar Agreement, the Company retained exclusive access to the research findings and intellectual property resulting from the research activities preformed by of Dr. Ghanekar. As of November 30, 2014, this sponsored research arrangement had concluded, but this research is continuing in a non-academic setting.

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

As described above, on September 30, 2010, Xenogenics entered into the Foreclosure Sale Agreement with the Sellers.  Pursuant to the Foreclosure Sale Agreement, Xenogenics acquired all of the Sellers’ interests in certain bioabsorbable stent assets, known as the Ideal BioStent™, and related technologies. Under the Foreclosure Sale Agreement, Xenogenics is also required to make cash payments totaling $4.3 million to the Sellers based on the achievement of certain milestones at certain dates. None of these milestones were achieved as of November 30, 2014. Xenogenics’ obligations under the Foreclosure Sale Agreement had been previously extended pursuant to Amendments No. 1, No. 2, and No. 3, dated September 30, 2011, October 23, 2012, and October 11, 2013, respectively. On December 1, 2014, Xenogenics entered into Amendment No. 4 to the Foreclosure Sale Agreement which further extended the deadlines for the achievement of the milestones under the Foreclosure Sale Agreement by an additional 12 months. Xenogenics is required to use good faith reasonable efforts to achieve these milestones. Failure to achieve any of these milestones could result in all milestone payments, totaling $4.3 million, becoming immediately due and payable.

As described above, effective September 30, 2010, Xenogenics entered into the Rutgers License Agreement with Rutgers.  Pursuant to the Rutgers License Agreement, Rutgers granted Xenogenics a worldwide exclusive license to exploit and commercialize certain patents and other intellectual property rights, as further described in the Rutgers License Agreement, relating to bioabsorbable stents for interventional cardiology and peripheral vascular applications. This agreement was terminated on May 9, 2014.

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

We intend to add scientific and support personnel gradually. We want to add specialists for our key research areas. These strategic additions will help us expand our product offerings leading us to additional revenues and profits. Of course as revenues increase, administrative personnel will be necessary to meet the added workload. Other expenses, such as sales and customer service, will increase commensurate with increased revenues. Our current research and development efforts focus on development of future products and redesign of existing products. Due to the ongoing nature of this research, we are unable to ascertain with certainty the total estimated completion dates and costs associated with this research. As with any research efforts, there is uncertainty and risk associated with whether these efforts will produce results in a timely manner so as to enhance our market position. Company sponsored research and development costs related to future products and redesign of present products are expensed as incurred. For the fiscal years ended November 30, 2014 and 2013, research and development costs were $323,517 and $314,283, respectively. Research and development costs primarily consist of external clinical and preclinical study costs, consulting fees, legal fees associated with our intellectual property, and materials and supplies.

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

Revenue Recognition – In the fiscal years covered by this Annual Report on Form 10-K, our revenues have been generated from license revenue under agreements with Corning and Pfizer Inc. Management believes such sources of revenue will be part of our ongoing operations. We recognize revenue from licensing and research agreements as services are performed, provided a contractual arrangement exists, the contract price is fixed or determinable and the collection of the contractual amounts is reasonably assured. In situations where we receive payment in advance of the performance of services, such amounts are deferred and recognized as revenue as the related services are performed. Deferred revenues associated with services expected to be performed within the 12-month period subsequent to the balance sheet date are classified as a current liability. Deferred revenues associated with services expected to be performed at a later date are classified as non-current liabilities.

Stock-Based Compensation – We account for stock based compensation in accordance with GAAP, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values over the period during which an employee is required to provide service in exchange for the award (the vesting period), net of estimated forfeitures. The estimation of fair value of stock options requires management to make estimates for certain assumptions regarding risk-free interest rates, expected life of the options, expected volatility of the price of our common stock, and the expected dividend yield of our common stock.

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

Fiscal Year Ended November 30, 2014 compared to Fiscal Year Ended November 30, 2013

Revenue. Total revenue for the fiscal years ended November 30, 2014 and November 30, 2013 was $49,318. All of the revenue for the fiscal years ended November 30, 2014 and 2013 is from the amortization of deferred license revenue under agreements with Corning and Pfizer Inc.

Operating Expenses. Total operating expenses for the year ended November 30, 2014 were $772,125, compared to operating expenses for the year ended November 30, 2013 of $1,417,344, representing a decrease of $645,219. This decrease was due to the reversal of $461,000 of stock-based compensation and a decrease of $142,799 in the recognition of other stock-based compensation, a decrease of $28,930 in shareholder meeting expenses, a decrease of $14,177 in materials costs associated with sponsored research, and a net decrease in other operating expenses of $14,979, offset by an increase of $16,666 in license fees under the Rutgers license agreement.

The reversal of $461,000 of stock-based compensation and the amounts of stock-based compensation is more fully described in Note 11 to the accompanying consolidated financial statements. In November 2010, Xenogenics granted an option to a prospective executive officer to purchase an aggregate of 2,500,000 shares of its common stock, exercisable at $0.246 per share of common stock and having an expiration date in November 2015. The option to acquire 500,000 of the shares vested on the grant date and the remaining 2,000,000 option shares were to vest in the future upon the achievement of specified milestones. The fair value of these options was estimated to be $576,250, or $0.2305 per share. This prospective executive officer resigned in May 2014 and the rights under this option were forfeited in August 2014. At the date of the forfeiture, only the initial option to acquire 500,000 shares had vested, and the remaining 2,000,000 option shares remained unvested because the specified milestones had not been achieved. The share-based compensation related to these 2,000,000 option shares ($461,000) had been recognized over the periods of time, originally estimated on the date of grant, that management expected each of the specified milestones was likely to be achieved. As of the date of forfeiture, all of the share-based compensation related to these performance-based options had been recognized in the consolidated financial statements. Under GAAP, if vesting is based solely on one or more performance or service conditions, any previously recognized compensation cost is reversed if the award does not vest (that is, the requisite service is not rendered). Accordingly, Xenogenics reversed the compensation cost for these options in the amount of $461,000 during the year ended November 30, 2014 when the options were forfeited. The other decrease in stock-based compensation of $142,799 relates to the vesting patterns of other non-performance based options, principally in Xenogenics.

The decrease in shareholder meeting expenses of $28,930 relates to the timing of when shareholder meetings were held. A meeting was held on November 15, 2013. The next shareholder meeting was scheduled for January 2015, accordingly no significant expenses were incurred during the year ended November 30, 2014. The decrease in materials costs of $14,177 associated with sponsored research related to the timing of when materials were needed in connection with the research. The increase in license fee expense under the Rutgers license agreement related to the amortization period of the license fee of $25,000 for the third year of the agreement, $4,167 was amortized in the year ended November 30, 2013 compared to $20,833 being amortized in the year ended November 30, 2014, a difference of $16,666.

Other income/(expense). Other income (expense) amounted to net income of $193,980 for the year ended November 30, 2014 as compared to net expense of $1,406 for the year ended November 30, 2013. Other income (expense) for the year ended November 30, 2014 was composed of (i) interest expense of $10,781, (ii) a loss from the change in fair value of derivative liability of $7,584, (iii) a gain on extinguishment of liabilities of $212,294, and (iv) interest income of $51. Other income (expense) for the year ended November 30, 2013 consisted of (i) interest expense of $2,691, (ii) a gain from the change in fair value of derivative liability of $1,098, and (iii) interest income of $187.

For the year ended November 30, 2014, interest expense includes $8,375 for interest claimed by Rutgers in its notice of termination of its license agreement with Xenogenics. Otherwise, interest expense for the year ended November 30, 2014 and 2013 principally is composed of interest on the 4.75% debenture.

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

During the fiscal year ended November 30, 2014, our management determined that certain recorded accounts payable totaling $212,294 had been extinguished with the passage of time for collection under the laws related to the statute of limitations. Accordingly, we removed these accounts from our records and recorded a corresponding gain on the extinguishment of the liabilities.

Net Loss. Net loss for the fiscal year ended November 30, 2014 was $528,527, as compared to a net loss of $1,369,432 for the fiscal year ended November 30, 2013, representing a decrease in net loss of $840,605. The primary reasons for the decrease in net loss are the (i) the decrease in operating expenses principally as a result of the reversal of $461,000 of stock-based compensation and by (ii) the amount of net other income, principally resulting from the extinguishment of $212,294 of liabilities, all as further described above.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at November 30, 2014 and November 30, 2013:

	November 30, 2014	November 30, 2013

Cash and cash equivalents	$112,533	$146,205

Current assets	$125,943	$178,805
Current liabilities	(1,181,134)	(1,278,935)

Working capital deficiency	$(1,055,191)	$(1,100,130)

Since our inception, a significant portion of our financing has been provided through private placements of preferred and common stock, the exercise of stock options and warrants and issuance of convertible debentures and other debt. We have in the past increased, and if funding permits plan to further increase, our operating expenses in order to fund higher levels of product development, undertake and complete the regulatory approval process, and increase our administrative resources in anticipation of future growth. In addition, acquisitions such as MCTI increase operating expenses and therefore negatively impact, in the short term, our liquidity position. We will have to raise additional capital in order to initiate Phase IIb clinical trials for MCT-125, our therapeutic product for the treatment of fatigue in MS patients, conduct further research on MCT-465 and MCT-485 for the treatment of primary liver cancer, and initiate clinical trials for Xenogenic’s bioabsorbable, drug eluting stent, the Ideal BioStent™. Management is evaluating several sources of financing for its clinical trial program. Additionally, with our strategic shift in focus to therapeutic programs and technologies, we expect our future cash requirements to increase significantly as we advance our therapeutic programs into clinical trials. Until we are successful in raising additional funds, we may have to prioritize our therapeutic programs and delays may be necessary in some of our development programs.

La Jolla Cove Investors, Inc.

We entered into a Securities Purchase Agreement with LJCI on February 28, 2007 (the “Securities Purchase Agreement”) pursuant to which we agreed to sell a convertible debenture in the principal amount of $100,000 and originally scheduled to mature on February 28, 2012 (the “Debenture”). In addition, we issued to LJCI a warrant to purchase up to 10 million shares of our common stock (the “LJCI Warrant”) at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007. In August 2011, we and LJCI amended the debenture and the warrant agreements to extend the maturity date of the Debenture and the expiration date of the LJCI Warrant to February 28, 2014. On February 20, 2014, we and LJCI amended the debenture and the warrant agreements to further extend the maturity date of the Debenture and the expiration date of the LJCI Warrant to February 28, 2016.

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price (defined below) multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price. The “Conversion Price” is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the 20 trading days prior to the election to convert. The Debenture accrues interest at 4.75% per year payable in cash or our common stock. Through November 30, 2014, interest is being paid in cash. If paid in stock, the stock will be valued at the rate equal to the Conversion Price of the Debenture in effect at the time of payment. Upon receipt of a conversion notice from the holder, we may elect to immediately redeem that portion of the Debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. Since February 28, 2008, we, in our sole discretion, have had the right, without limitation or penalty, to redeem the outstanding principal amount of the Debenture not yet converted by the holder into shares of our common stock, plus accrued and unpaid interest thereon.

Commencing in March 2008, we have operated on working capital provided by LJCI in connection with its exercise of LJCI Warrant issued to it by the Company (which LJCI must exercise whenever it converts amounts owing under the convertible debenture it holds). As of February 20, 2015 there were 3,572,629 shares remaining under the LJCI Warrant and a balance of $35,726 remaining on the Debenture. Should LJCI continue to exercise all of its remaining warrants, approximately $3.9 million of cash would be provided to the Company. However, the Securities Purchase Agreement limits LJCI’s stock ownership in the Company to 9.99% of our outstanding shares.

We expect that LJCI will continue to exercise the LJCI Warrant and convert the Debenture over the next year, subject to the limitations of the Securities Purchase Agreement and availability of our authorized common stock, but cannot assure that LJCI will do so. We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional equity securities, debt financing and/or the sale or licensing of our technologies. We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures. We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund expansion, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

Series B Convertible Preferred Stock

On July 14, 2006, we completed a private placement of Series B convertible preferred stock. A total of 17,000 shares of Series B convertible preferred stock were sold to accredited investors at a price of $100 per share. Originally, the Series B shares were convertible at any time into shares of our common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Series B Conversion Price”). The Series B Conversion Price was reduced to 85% of the then applicable Series B Conversion Price as a result of an event of default in the payment of preferred dividends. The Series B Conversion Price is also subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the Series B Conversion Price is subject to weighted average anti-dilution adjustments in the event that we sell shares of our common stock or other securities convertible into or exercisable for shares of our common stock at a per share price, exercise price or conversion price lower than the Series B Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, a joint venture and/or the issuance of employee stock options). As a result of these adjustments, the Series B Conversion Price has been reduced to $0.0067 per share as of November 30, 2014. Pursuant to the applicable Series B convertible preferred stock purchase agreement, each investor may only convert that number of shares of Series B convertible preferred stock into that number of shares of our common stock that does not exceed 9.99% of the outstanding shares of our common stock on the date of conversion. The Series B convertible preferred stock does not have voting rights.

Commencing on the date of issuance of the Series B convertible preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued was declared effective by the Commission, we were required to pay on each outstanding share of Series B convertible preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (a) the Wall Street Journal Prime Rate plus 1%, or (b) 9%. In no event was the dividend rate greater than 12% per annum. The dividend was payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first day of that month. In the event we did not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares was reduced to 85% of the otherwise applicable conversion price. We have not paid the required monthly Series B preferred dividends since November 30, 2006, which, in part, has caused the conversion price to be reduced. Subsequent to November 30, 2010, we received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B convertible preferred stock, which in turn terminated the requirement to accrue the related dividends. Accordingly, no dividends have been accrued since November 30, 2010. Total accrued but unpaid preferred dividends recorded in the accompanying consolidated balance sheet as of November 30, 2014 and November 30, 2013 are $290,724, of which $125,516 are recorded in permanent equity with the Series B preferred stock and $165,208 are recorded as a current liability in accounts payable and accrued expenses. As of November 30, 2014, there are 3,448 shares of Series B convertible preferred stock outstanding.

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

Cash provided by (used in) operating, investing and financing activities for the fiscal years ended November 30, 2014 and November 30, 2013 is as follows:

	November 30, 2014	November 30, 2013

Operating activities	$(1,088,352)	$(1,251,137)
Investing activities	-	-
Financing activities	1,054,680	1,197,870

Net decrease in cash and cash equivalents	$(33,672)	$(53,267)

Operating Activities

For the fiscal year ended November 30, 2014, the differences between our net loss and net cash used in operating activities were due to net non-cash credits totaling $584,836 included in our net loss for stock-based compensation, change in fair value of derivative liability, and gain on extinguishment of liabilities, plus changes in non-cash working capital totaling $25,311. For the fiscal year ended November 30, 2013, the differences between our net loss and net cash used in operating activities are due to net non-cash charges totaling $222,575 included in our net loss for stock-based compensation and change in fair value of derivative liability, less changes in non-cash working capital totaling $104,280.

Investing Activities

We had no cash flows from investing activities during the years ended November 30, 2014 or 2013.

Financing Activities

During the fiscal year ended November 30, 2014, principal cash flows from financing activities related to LJCI converting $8,720 of the Debenture into shares of MultiCell’s common stock and exercising warrants to purchase 872,000 shares of MultiCell’s common stock at a price of $1.09 per share, resulting in total proceeds of $950,480. Additionally, LJCI increased its advances by $104,200 towards the future exercise of warrants. During the year ended November 30, 2013, cash flows from financing activities related to LJCI converting $10,880 of the Debenture into shares of MultiCell’s common stock and exercising warrants to purchase 1,088,000 shares of MultiCell’s common stock at a price of $1.09 per share, resulting in total proceeds of $1,185,920. Additionally, LJCI increased its advances by $11,950 towards the future exercise of warrants.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements for the fiscal years ended November 30, 2014 and 2013 begins on page F-1 of this Annual Report.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2014 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

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

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992). Based on its evaluation, our management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of November 30, 2014 and 2013, the following material weaknesses existed:

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

Due to these material weaknesses, management has concluded that our internal control over financial reporting was not effective as of November 30, 2014 and 2013.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Commission rules that permit us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Director since the below date (1)
W. Gerald Newmin	77	Chairman, President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	December 1, 1995(2)

Stephen Chang, Ph.D.	59	Director	June 16, 2004

Edward Sigmond	56	Director	May 17, 2000

Thomas A. Page	81	Director	September 11, 2003

Grant Miller	59	Director	October 19, 2012

(1)	Each director serves until the next annual meeting of stockholders.

(2)	Elected as President, Chief Executive Officer, Chief Financial Officer, and Secretary on December 21, 2007.

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

Grant Miller has served as a director of MultiCell since October 2012. Mr. Miller received his B.A. from Loma Linda University in Riverside, California and an MBA; Finance from the University of San Diego, in San Diego, California. Mr. Miller has served as Chief Financial & Operating Officer of Encore Semi, Inc. since 2012, and has previously served as Chief Financial & Operating Officer of Sandel Avionics, Inc., Chief Financial Officer of Rapid Bridge, LLC, General Manager & Division Controller of Scubapro, Chief Financial Officer of USA Broadband, Inc., Chief Financial Officer & Senior Vice President Operations of Alitum, and held several positions with WorldXchange and Time Warner Cable, including International Director of Development in Spain and Portugal, Regional Vice President Finance, Corporate Mergers & Acquisitions Analyst, Manager, Finance and Information Systems and Financial Analysis. Mr. Miller’s extensive business background makes him a valuable addition to the Board.

CORPORATE GOVERNANCE

General

We believe that good corporate governance is important to ensure that we are managed for the long-term benefit of our stockholders. This section describes key corporate governance practices that we have adopted.

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

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board held seven meetings in 2014, six of which were telephonic. All board members were present, either in person or on the telephone in the case of the telephonic meetings, at all meetings except for Ed Sigmond and Steve Chang who each missed one meeting.

Board Committees

Our Board has established an Audit Committee and a Nominating, Corporate Governance and Compensation Committee (the “Nominating Committee”). The members of each committee are appointed by the Board, upon recommendation of the Nominating Committee, and serve one-year terms. Each of these committees operates under a charter that has been approved by the Board. The charter for each committee is available on our website. The Audit Committee met four times during 2014. The Nominating Committee did not hold a meeting during 2014.

Audit Committee

The Audit Committee of the Board oversees our corporate accounting and financial reporting process. For this purpose, the Audit Committee performs several functions. The Audit Committee evaluates the performance of and assesses the qualifications of the independent registered public accounting firm; determines and approves the engagement of the independent registered public accounting firm; determines whether to retain or terminate the existing independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm; reviews and approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on our audit engagement team as required by law; confers with management and the independent registered public accounting firm regarding the effectiveness of internal controls over financial reporting; establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints we receive regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; reviews the financial statements to be included in our Annual Report on Form 10-K; and discusses with management and the independent registered public accounting firm the results of the annual audit and the results of our quarterly financial statements. Three directors comprise the Audit Committee: Grant Miller (Chairman), Edward Sigmond and Thomas Page. Mr. Miller was appointed as the chairman of the Audit Committee on October 19, 2012.

The Board annually reviews the NASDAQ listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 10A-3 of the Exchange Act). The Board has determined that Grant Miller, Thomas Page and Edward Sigmond each qualify as “audit committee financial experts”, as defined in applicable Commission rules. The Board made a qualitative assessment of Grant Miller’s, Thomas Page’s and Edward Sigmond’s level of knowledge and experience based on a number of factors, including their formal education and experience as financial experts and their prior experience as certified public accountants, as further set forth in the subsection above entitled “The Directors and Executive Officers of the Company”. The Audit Committee met four times during the fiscal year ended November 30, 2014.

Nominating, Corporate Governance and Compensation Committee

The Nominating Committee provides assistance to the corporate directors in fulfilling their responsibility to the stockholders, potential stockholders, and investment community to ensure that our officers, key executives, and Board members are compensated in accordance with our total compensation objectives and executive compensation policy. The Nominating Committee advises, recommends, and approves compensation policies, strategies, and pay levels necessary to support organizational objectives. The Nominating Committee maintains free and open means of communication between the Board and the Chief Executive Officer of the Company.

The Nominating Committee responsibilities include:

•	Assisting us in defining an executive total compensation policy that (i) supports our overall business strategy and objectives, (ii) attracts and retains key executives, (iii) links total compensation with business objectives and organizational performance in good and bad times, and (iv) provides competitive total compensation opportunities at a reasonable cost while enhancing stockholder value creation.

•	Acting on behalf of the Board in setting executive compensation policy, administering compensation plans approved by the Board and stockholders, and making decisions or developing recommendations for the Board with respect to the compensation of key Company executives.

•	Reviewing and recommending to the full Board for approval the annual base salary levels, annual incentive opportunity levels, long-term incentive opportunity levels, executive prerequisites, employment agreements (if and when appropriate), change in control provisions/agreements (if and when appropriate), benefits, and supplemental benefits of the Chief Executive Officer.

•	Evaluating annually the Chief Executive Officer’s compensation levels and payouts against (i) pre-established performance goals and objectives, and (ii) an appropriate peer group.

•	Keeping abreast of current developments in executive compensation outside the Company.

•	Meeting regularly and/or as needed to consider the nomination and screening of Board member candidates, evaluate the performance of the Board and its members, as well as termination of membership of Board members in accordance with corporate policy, conflicts of interest, for cause or other appropriate reasons.

•	Submiting the minutes of all meetings of the Nominating Committee to, or discussing the matters discussed at each committee meeting with, the Board.

•	Administering the stock incentive plans.

The members of the Nominating Committee are Edward Sigmond, Chairman and Thomas Page. The Nominating Committee did not meet during the fiscal year ended November 30, 2014.

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

The Nominating Committee will consider director candidates recommended by stockholders or groups of stockholders who have owned more than five percent of our common stock for at least a year as of the date the recommendation is made. Stockholders may recommend individuals to the Nominating Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than five percent of our common stock for at least a year as of the date such recommendation is made, to the Nominating Committee, c/o Corporate Secretary, MultiCell Technology, Inc., 86 Cumberland Street, Suite 301, Woonsocket, Rhode Island 02895. Assuming that appropriate biographical and background material have been provided on a timely basis, the Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others. There have been no material changes to the procedures by which the stockholders may recommend nominees to the Board since the filing of our Annual Report on Form 10-K for the fiscal year ended November 30, 2013.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, directors, officers and beneficial owners of ten percent or more of our common stock (the “Reporting Persons”) are required to report to the Commission on a timely basis the initiation of their status as a Reporting Person and any changes regarding their beneficial ownership of our common stock. We believe that, during 2014, the Reporting Persons complied with all Section 16(a) filing requirements and we do not know of any failure of any Reporting Person to file on a timely basis reports required by Section 16(a) of the Exchange Act with the exception of the Form 4 being filed late by each of our directors with respect to such director’s option grant disclosed in Item 11 of this Annual Report on Form 10-K.

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

Base Salary. The base salary for each executive is initially established through negotiation at the time the executive is hired, taking into account his or her scope of responsibilities, qualifications, experience, prior salary and competitive salary information within our industry. Year-to-year adjustments to each executive officer’s base salary are determined by an assessment of her or his sustained performance against individual goals, including leadership skills and the achievement of high ethical standards, the individual’s impact on our business and financial results, current salary in relation to the salary range designated for the job, experience, demonstrated potential for advancement, and an assessment against base salaries paid to executives for comparable jobs in the marketplace. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies.

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

Why We Chose to Pay Each of the Executive Compensation Elements and How We Determine the Amount of Each Element

Base Salary. Base salary is paid to attract and retain our executives and to provide them with a level of predictable base compensation. Because base salary, in the first instance, is set at the time the executive is hired, it is largely market-driven and influenced by the type of position occupied, the level of responsibility, experience and training of each executive, and the base salary at his or her prior employment. Annual adjustments to base salary, if any, are influenced by the individual’s achievement of individual goals and our achievement of our financial goals.

The base salary we paid to our executive in 2014 and 2013 is reflected in the summary compensation table below.

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

The Level of Salary and Bonus in Proportion to Total Compensation

Because of the congruence of interests by our executives and our stockholders in sustained, long-term growth of the value of our stock, we seek to keep cash compensation in line with market conditions and, if justified by our financial performance, place emphasis on the use of options as a means of obtaining significantly better than average compensation.

Summary Compensation Table

Name and Principal Position(1)	Year	Salary ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)		Total ($)
W. Gerald Newmin, (2)	2014	$180,000	$0	$3,220	(3)	$2,500	(4)	$185,720
Chairman of the Board, Chief Executive	2013	$180,000	$0	$5,500	(5)	$2,000	(6)	$187,500
Officer, President, Chief Financial Officer, Treasurer, Secretary and Director

(1) During fiscal years ended November 30 2014 and 2013, the listed person was the only principal executive officer of the Company and the only person that earned more than $100,000 during either of such fiscal years.

(2) Appointed as President, Chief Executive Officer, Chief Financial Officer, and Secretary on December 21, 2007.

(3) In January 2014, Mr. Newmin was granted an option to acquire 4,600,000 shares of our common stock at an exercise price of $0.0008 per share. The option vests quarterly over one year and expires five years after the grant date. The weighted average assumptions used in determining the fair value of the option under the Black-Scholes model for expected volatility, dividends, expected term, and risk-free interest rate were 140%; 0%; 5 years; and 1.68%; respectively.

(4) This amount represents fees earned in consideration for attending meetings of the Board during the fiscal year ended November 30, 2014. Mr. Newmin earned $1,000 for each meeting of the Board attended in person and $250 for each meeting attended by teleconference during the fiscal year ended November 30, 2014. Our policy for director fees earned in the fiscal year ended November 30, 2014 is to pay such fees in cash.

(5) In August 2013, Mr. Newmin was granted an option to acquire 5,000,000 shares of our common stock at an exercise price of $0.0011 per share. The option vests quarterly over one year and expires five years after the grant date. The weighted average assumptions used in determining the fair value of the option under the Black-Scholes model for expected volatility, dividends, expected term, and risk-free interest rate were 175%; 0%; 5 years; and 1.60%; respectively.

(6) This amount represents fees earned in consideration for attending meetings of the Board during the fiscal year ended November 30, 2013. Mr. Newmin earned $1,000 for each meeting of the Board attended in person and $250 for each meeting attended by teleconference during the fiscal year ended November 30, 2013. Our policy for director fees earned in the fiscal year ended November 30, 2013 is to pay such fees in cash.

Contracts, Termination of Employment and Change-in-Control Arrangements

Employment Agreement with W. Gerald Newmin. Mr. Newmin does not have a written employment agreement with the Company. Mr. Newmin’s base salary is $15,000 per month.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows for the fiscal year ended November 30, 2014, certain information regarding options granted to, exercised by, and held at year-end by, the Named Executive Officers:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
W. Gerald Newmin(1)	3,450,000	1,150,000	0	$0.0008	1/15/19	0	0	0	0
W. Gerald Newmin	5,000,000	0	0	$0.0011	8/16/18	0	0	0	0
W. Gerald Newmin	1,000,000	0	0	$0.0032	6/1/17	0	0	0	0
W. Gerald Newmin	1,000,000	0	0	$0.0092	7/11/16	0	0	0	0
W. Gerald Newmin	1,000,000	0	0	$0.0080	6/28/15	0	0	0	0

(1) Mr. Newmin was granted an option on January 15, 2014 to purchase 4,600,000 shares of our common stock. The option has an exercise price of $0.0008, vests quarterly over one year from the grant date, and expires five years after the grant date.

NON-EMPLOYEE DIRECTOR COMPENSATION

The following table details the total compensation of our non-employee directors for the fiscal year ended November 30, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)		Total ($)

Stephen Chang	$1,500	$0	$3,220	(1)	$4,720

Thomas A. Page	$3,250	$0	$3,220	(1)	$6,470

Edward Sigmond	$3,250	$0	$3,220	(1)	$6,470

Grant Miller	$4,500	$0	$3,220	(1)	$7,720

(1) On January 15, 2014, each director was granted an option to acquire 4,600,000 shares of our common stock at an exercise price of $0.0008 per share. Each option vests quarterly over one year and expires five years after the grant date. The weighted average assumptions used in determining the fair value of the option under the Black-Scholes model for expected volatility, dividends, expected term, and risk-free interest rate were 140%; 0%; 5 years; and 1.68%; respectively.

(2) As of November 30, 2014, the following non-employee directors held options to purchase the following numbers of shares of our common stock: Mr. Chang, 12,600,000; Mr. Page, 12,600,000; Mr. Sigmond, 12,600,000; and Mr. Miller, 10,600,000. Options exercisable within 60 days of February 20, 2015, are included in the table below in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, under the subtitle of “Beneficial Ownership of Directors, Officer and 5% Shareholders”.

Director Compensation Arrangements

Each director earns fees of $1,000 for each board meeting attended and $250 for each teleconference of the board. The Chairman of the Audit Committee and the Chairman of the Nominating, Corporate Governance and Compensation Committee earn $500 for each Committee meeting, whether attended in person or by teleconference. Each member of the Nominating, Corporate Governance and Compensation Committee and each member of the Audit Committee earns $250 per Committee meeting, whether attended in person or by teleconference. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in attending Board meetings in accordance with Company policy.

The options granted are pursuant to our 2004 Equity Incentive Plan. None of the options granted are incentive stock options, as defined in the Internal Revenue Code.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Directors, Officers and 5% Stockholders

The following table sets forth, as of February 20, 2015, certain information as to shares of our common stock owned by (i) each person known to beneficially own more than five percent of our outstanding common stock or preferred stock, (ii) each of our directors, and executive officers named in our summary compensation table, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each named beneficial owner is the same as that of our principal executive offices located at 86 Cumberland Street, Suite 301, Woonsocket, Rhode Island, 02895.

Name and Address of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percent of Common Stock Beneficially Owned	Number of Shares of Preferred Stock Beneficially Owned	Percent of Preferred Stock Beneficially Owned
Mercator Momentum Fund III (3)	54,730,159	1.11%	3,448	100.00%
La Jolla Cove Investors, Inc. (4)	539,782,830	9.99%	–	–
W. Gerald Newmin (5)	20,219,755	*	–	–
Thomas A. Page (6)	13,561,561	*	–	–
Stephen Chang, Ph.D. (7)	8,802,234	*	–	–
Edward Sigmond (8)	12,643,483	*	–	–
Grant Miller (9)	9,200,000	*	–	–
All executive officers and directors as a group (five persons)	64,427,033	1.41%	–	–

*	Represents less than 1% of the issued and outstanding shares of the applicable class of equity securities of the Company as of February 20, 2015.
(1)

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the Commission, shares of our common stock that each named person and group has the right to acquire within 60 days pursuant to options, warrants, or other rights, are deemed outstanding for purposes of computing shares beneficially owned by the percentage ownership of each such person and group. Applicable percentages are based on 4,863,448,700 shares of our common stock and 3,448 shares of our Series B preferred stock outstanding on February 20, 2015, and are calculated as required by rules promulgated by the Commission.

(2)	Unless otherwise noted, all shares listed are owned of record and the record owner has sole voting and investment power, subject to community property laws where applicable.
(3)

Includes 54,730,159 shares of our common stock issuable to Mercator Momentum Fund III upon conversion of 3,448 shares of Series B Preferred Stock. The last known address of Mercator Momentum Fund III is P.O. Box 4571, 2nd Floor, Palm Grove House, Wickhams Cay, Road Town, Tortola, British Virgin Islands.

(4)	Represents the maximum possible amount of shares of our common stock (i) held by LJCI, (ii) issuable to LJCI upon the exercise of a common stock warrant it holds, and (iii) issuable to LJCI upon the conversion of the Debenture, all as of February 20, 2015. Pursuant to the terms of the warrant and Debenture, LJCI may not acquire shares of our common stock to the extent such acquisition would cause LJCI to own more than 9.99% of our outstanding common stock immediately after such acquisition. Provided the aforementioned 9.99% cap is complied with, LJCI may in the future exercise or convert into, as applicable, a significant amount of additional shares of our common stock (e.g. as of February 20, 2015, there are a total of 3,572,629 shares remaining under the stock purchase warrant and a balance of $35,726 remaining on the Debenture, which is convertible pursuant to the formula set forth in the Debenture listed in the Exhibits section of this Annual Report on Form 10-K). LJCI’s address is 1793 Union Street, San Francisco, CA 94123.

46

(5)

Includes (i) 7,520,689 shares of our common stock of which 5,587,914 shares are held by Newmin Corbett Trust U/A 5/10/02, W. G. Newmin and Barbara L. Corbett TTEES, for which Mr. Newmin and his spouse serve as trustees; 1,399,210 shares of our common stock are held by Cay J Associates, Ltd., a Partnership, for which Mr. Newmin and his spouse serve as partners; 502,011 shares of our common stock are held by FMTC Custodian W. G. Newmin IRA, for which Mr. Newmin is the beneficiary; and 31,554 shares of our common stock are held by W. Gerald Newmin IRA, for which Mr. Newmin is the beneficiary, (ii) 1,029,065 shares of our common stock issuable to Mr. Newmin upon the exercise of warrants within 60 days of February 20, 2015, (iii) 12,600,000 shares of our common stock issuable to Mr. Newmin under options exercisable within 60 days of February 20, 2015, and (iv) warrants to purchase 220,000 shares of our common stock issuable upon exercise of warrants owned by Mr. Newmin’s spouse. Mr. Newmin disclaims beneficial ownership of the aforementioned stock warrants beneficially owned by Mr. Newmin’s spouse, except to the extent of his pecuniary interest therein.

(6)

Includes (i) 1,635,658 shares of our common stock, (ii) 475,903 shares of our common stock issuable upon the exercise of common stock warrants within 60 days of February 20, 2015, and (iii) 11,450,000 shares of our common stock issuable under options exercisable within 60 days of February 20, 2015.

(7)

Includes (i) 988,163 shares of our common stock, (ii) 364,071 shares of our common stock issuable upon the exercise of common stock warrants within 60 days of February 20, 2015 and (iii) 7,450,000 shares of our common stock issuable under options exercisable within 60 days of February 20, 2015.

(8)

Includes (i) 1,031,906 shares of our common stock, (ii) 161,577 shares of our common stock issuable upon the exercise of common stock warrants within 60 days of February 20, 2015 and (iii) 11,450,000 shares of our common stock issuable under options exercisable within 60 days of February 20, 2015.

(9)	Includes 10,433,333 shares of our common stock issuable upon the exercise of common stock warrants within 60 days of February 20, 2015.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the securities authorized for issuance under equity compensation plans as of November 30, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders (1)	69,630,266	$0.0020	0

Equity compensation plans not approved by shareholders (2)	400,000	$0.2000
	70,030,266	$0.0032

(1) Pursuant to our Amended and Restated 2004 Equity Incentive Plan (the “2004 Plan”), from 2005 through our fiscal year end 2014, the number of shares of our common stock authorized for issuance under the 2004 Plan was increased from time to time to a total of 70,974,213 shares. The number of shares set forth in this row include all of such previous increases. Under the provisions of the 2004 Plan, the 2004 Plan terminated on March 2, 2014, and as such, there are no additional shares of common stock available for future awards under the 2004 Plan.

(2) Represents warrants issued to service providers as compensation for services provided. These warrants were issued on February 28, 2007 to eight individuals and expire on February 28, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, none of the following parties has, in the fiscal year ending November 30, 2014, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since December 1, 2013, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds the lesser of (1) $120,000 and (2) one percent of the average of our total assets at year end for the last three completed fiscal years, in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest, other than the transactions described below. All future transactions between us and any of our directors, executive officers or related parties will be subject to the review and approval of our Audit Committee.

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

The Debentures are convertible at the option of LJCI at any time up to maturity into the number of shares determined by the dollar amount of the Debentures being converted multiplied by 110, minus the product of the Conversion Price multiplied by 100 times the dollar amount of the Debentures being converted, with the entire result divided by the Conversion Price. The Conversion Price is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the 20 trading days prior to the election to convert. During the year ended November 30, 2014, LJCI converted $8,720 of the Debenture into 1,941,135,049 shares of our common stock. Simultaneously with these conversions, LJCI exercised warrants to purchase 872,000 shares of our common stock. Proceeds from the exercise of the warrants were $950,480. As of November 30, 2014, the balance of the Debentures was $36,426 and there were remaining warrants to purchase 3,642,629 shares of our common stock at $1.09 per share. During the period from December 1, 2014 through February 20, 2015, LJCI has converted an additional $700 of the Debentures into 310,578,148 shares of our common stock. Simultaneously with these additional conversions, LJCI exercised additional warrants to purchase 70,000 shares of our common stock. Proceeds from the additional exercise of warrants were $76,300. As of February 20, 2015, the balance of the Debentures is $35,726 and there are remaining warrants to purchase 3,572,629 shares of our common stock at $1.09 per share.

Board Determination of Independence

We comply with the standards of “independence” prescribed by rules set forth by the National Association of Securities Dealers (“NASD”). Accordingly, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a material relationship with us which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. A director who is or, at any time during the past three years, was employed by us or by any parent or subsidiary, shall not be considered independent. Accordingly, Thomas Page, Edward Sigmond, Dr. Chang and Grant Miller meet the definition of “independent director” under Rule 5605(a)(2) of the NASD Listing Manual; Mr. Newmin does not.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees of Hansen, Barnett & Maxwell, P.C. (“HBM”) and of Eide Bailly, LLP (“Eide Bailly”), our independent auditors, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two years for other services.

Fee Category	2014	2013

Audit Fees(1)	$55,125	$54,500
Audit-Related Fees(2)	$0	$0
Tax Fees(3)	$1,750	$2,625
All Other Fees(4)	$0	$0

(1)         Audit fees consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended November 30, 2014 and 2013.

(2)         Audit-related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These fees include review of registration statements and participation at meetings of the audit committee.

(3)         Tax fees consist of aggregate fees billed for professional services for tax compliance, tax advice and tax planning. For the fiscal years ended November 30, 2014 and 2013, “Tax Fees” consist of compliance services for the preparation of state and federal income tax returns for MultiCell, MCTI, and Xenogenics.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Index to Financial Statements

The following Consolidated Financial Statements are included herein:

(b)	Please see the Exhibit Index which follows the signature page to this annual report on Form 10-K and which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

MULTICELL TECHNOLOGIES, INC.
(Registrant)

By	/s W. Gerald Newmin
W. Gerald Newmin
Chairman, CEO, CFO, President, Treasurer and Secretary
Dated February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Gerald Newmin	Chairman, CEO, CFO, President,	February 27, 2015
W. Gerald Newmin	Treasurer and Secretary

/s/ Stephen Chang	Director	February 27, 2015
Stephen Chang

/s/ Edward Sigmond	Director	February 27, 2015
Edward Sigmond

/s/ Thomas A. Page	Director	February 27, 2015
Thomas A. Page

/s/ Grant Miller	Director	February 27, 2015
Grant Miller

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1 (1)	Asset Contribution Agreement dated September 7, 2005 by and among MultiCell Technologies, Inc., Astral Therapeutics, Inc., Alliance Pharmaceutical Corp., and Astral, Inc.
3.1 (2)	Certificate of Incorporation, as filed on April 28, 1970.
3.2 (2)	Certificate of Amendment, as filed on October 27, 1986.
3.3 (2)	Certificate of Amendment, as filed on August 24, 1989.
3.4 (2)	Certificate of Amendment, as filed on July 31, 1991.
3.5 (2)	Certificate of Amendment, as filed on August 14, 1991.
3.6 (2)	Certificate of Amendment, as filed on June 13, 2000.
3.7 (3)	Certificate of Amendment, as filed May 18, 2005.
3.8 (20)	Certificate of Correction, as filed June 2, 2005.
3.9 (12)	Certificate of Amendment, as filed September 1, 2010.
3.10 (14)	Certificate of Amendment, as filed July 13, 2011.
3.11 (18)	Certificate of Amendment, as filed August 29, 2012.
3.12 (21)	Certificate of Incorporation, as amended as of February 28, 2013.
3.13 (2)	Bylaws, as amended May 18, 2005.
3.14 (2)	Specimen Stock Certificate.
4.1 (4)	Certificate of Designations of Preferences and Rights of Series I Convertible Preferred Stock, as filed on July 13, 2004.
4.2 (5)	Certificate of Designation of Series B Convertible Preferred Stock, as filed on July 14, 2006.
4.3 (6)	Securities Purchase Agreement between MultiCell Technologies, Inc. and La Jolla Cove Investors, Inc. dated February 28, 2007.
4.4 (6)	4 ¾ % Convertible Debenture for $100,000 issued by MultiCell Technologies, Inc. to La Jolla Cove Investors, Inc.
4.5 (6)	Warrant to Purchase Common Stock dated February 28, 2007.
4.6 (6)	Letter dated February 28, 2007 to MultiCell Technologies, Inc. from La Jolla Cove Investors, Inc.
4.7 (7)	Form of Shares of Series B Convertible Preferred Stock and Common Stock Warrants Subscription Agreement dated July 14, 2006 by and between MultiCell Technologies, Inc. and Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.
10.1 (8)	Letter Agreement between Amarin Neuroscience Limited and the Company dated October 26, 2006.
10.2 (9)	Letter Agreement between Amarin Neuroscience Limited and the Company dated June 28, 2006.
10.3 (10)	Worldwide Exclusive License Agreement dated as of December 31, 2005 between MultiCell Technologies, Inc. and Amarin Neuroscience Limited dated December 31, 2005.
10.4 (11)	License Agreement between Corning Incorporated and the Company dated October 9, 2007.
10.5 (12)	Amended and Restated 2004 Equity Incentive Plan.
10.6 (13)	Exclusive License Agreement, dated September 30, 2010, between Xenogenics Corporation and Rutgers, The State University of New Jersey.
10.7 (13)	Foreclosure Sale Agreement, dated as of September 30, 2010, among Xenogenics Corporation, Venture Lending & Leasing IV, Inc., Venture Lending & Leasing V, Inc. and Silicon Valley Bank.
10.8 (15)	Addendum to Convertible Debenture and Equity Investment Agreement, by and between MultiCell Technologies, Inc. and La Jolla Cove Investors, Inc. dated as of August 16, 2011.
10.9 (16)	Sponsored Research Agreement, dated as of July 5, 2011, by and between MultiCell Technologies, Inc., and University Health Network. +
10.10 (17)	Amendment to Foreclosure Sale Agreement, dated as of September 30, 2010, by and among Xenogenics Corporation, Venture Lending & Leasing IV, Inc., Venture Lending & Leasing V, Inc. and Silicon Valley Bank, dated as of September 30, 2011.
10.11 (19)	Amendment to Foreclosure Sale Agreement, dated as of September 30, 2010, by and among Venture Lending & Leasing IV, Inc., Venture Lending & Leasing V, Inc. Silicon Valley Bank, and Xenogenics Corporation, dated as of October 23, 2012.
10.12 (23)	Sponsored Research Agreement, dated as of September 27, 2013, by and between MultiCell Technologies, Inc., and Anand Ghanekar, M.D., Ph.D. +
10.13 (22)	Amendment No. 3 to Foreclosure Sale Agreement, dated as of September 30, 2010, by and among Venture Lending & Leasing IV, Inc., Venture Lending & Leasing V, Inc. Silicon Valley Bank, and Xenogenics Corporation, dated as of October 11, 2013.

10.14 (23)	Addendum 2 to Convertible Debenture and Equity Investment Agreement, by and between MultiCell Technologies, Inc. and La Jolla Cove Investors, Inc. dated as of February 20, 2014.
10.15*	Amendment No. 4 to Foreclosure Sale Agreement, dated as of September 30, 2010, by and among Venture Lending & Leasing IV, Inc., Venture Lending & Leasing V, Inc. Silicon Valley Bank, and Xenogenics Corporation, dated as of December 1, 2014.
21.1*	List of Subsidiaries.
23.1*	Consent of Eide Bailly, LLP.
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*
* Filed herewith.

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

(20) Incorporated by reference from an exhibit to our Post-Effective Amendment No. 2 to our Registration Statement on Form SB-2 filed on September 27, 2005.

(21) Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on February 28, 2013.

(22) Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on October 15, 2013.

(23) Incorporated by reference from an exhibit to our Annual Report on Form 10-K filed on February 28, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

MultiCell Technologies, Inc.

Woonsocket, Rhode Island

We have audited the accompanying consolidated balance sheets of MultiCell Technologies, Inc. and Subsidiaries (collectively the Company) as of November 30, 2014 and 2013, and the related consolidated statements of operations, equity (deficiency), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidences supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MultiCell Technologies, Inc. as of November 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered losses from operations and had negative cash flows from operating activities during the years ended November 30, 2014 and 2013 and as of November 30, 2014, the Company had a working capital deficit and a stockholders’ deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Eide Bailly LLP

Salt Lake City, Utah

February 27, 2015

www.eidebailly.com

5 Triad Center, Ste. 600 | Salt Lake City, UT 84180-1128 | T 801.532.2200 | F 801.532.7944 | EOE

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	November 30,	November 30,
	2014	2013
ASSETS

Current assets
Cash and cash equivalents	$112,533	$146,205
Other current assets	13,410	32,600
Total current assets	125,943	178,805

Property and equipment, net of accumulated depreciation of $40,166 and
$40,561 at November 30, 2014 and 2013, respectively	-	-

Other assets	280	280

Total assets	$126,223	$179,085

LIABILITIES AND EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$915,666	$1,072,521
Payable to related party	50,000	50,000
Advance from warrant holder	166,150	61,950
Convertible debenture	-	45,146
Current portion of deferred revenue	49,318	49,318
Total current liabilities	1,181,134	1,278,935

Non-current liabilities
Convertible debenture	36,426	-
Deferred revenue, net of current portion	400,106	449,424
Derivative liability related to Series B convertible preferred stock	25,731	18,147
Total non-current liabilities	462,263	467,571

Total liabilities	1,643,397	1,746,506

Commitments and contingencies	-	-

Equity (Deficiency)
MultiCell Technologies, Inc. equity (deficiency)
Undesignated preferred stock, $0.01 par value; 963,000 shares authorized;
zero shares issued and outstanding	-	-
Series B convertible preferred stock, 17,000 shares designated; 3,448 shares
issued and outstanding; liquidation value of $470,316	461,835	461,835
Series I convertible preferred stock, 20,000 shares designated; zero shares
issued and outstanding	-	-
Common stock, $0.01 par value; 5,000,000,000 shares authorized;
4,552,800,552 and 2,610,793,503 shares issued and outstanding at
November 30, 2014 and 2013, respectively	45,528,006	26,107,935
Additional paid-in capital	-	16,556,524
Accumulated deficit	(46,134,117)	(43,489,211)
Total MultiCell Technologies, Inc. stockholders' equity (deficiency)	(144,276)	(362,917)
Noncontrolling interests	(1,372,898)	(1,204,504)
Total equity (deficiency)	(1,517,174)	(1,567,421)

Total liabilities and equity (deficiency)	$126,223	$179,085

See accompanying notes to consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	November 30,
	2014	2013

Revenue	$49,318	$49,318

Operating expenses
Selling, general and administrative	828,734	879,388
Research and development	323,517	314,283
Stock-based compensation	(380,126)	223,673

Total operating expenses	772,125	1,417,344

Income (loss) from operations	(722,807)	(1,368,026)

Other income (expense)
Interest expense	(10,781)	(2,691)
Change in fair value of derivative liability	(7,584)	1,098
Gain on extinguishment of liabilities	212,294	-
Interest income	51	187

Total other income (expense)	193,980	(1,406)

Net loss	(528,827)	(1,369,432)

Less net loss attributable to the noncontrolling interests	(148,756)	(134,815)

Net loss attributable to MultiCell Technologies, Inc.	$(380,071)	$(1,234,617)

Basic and diluted loss per common share:	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding:	3,726,161,060	1,915,730,106

See accompanying notes to consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)

For the Years Ended November 30, 2013 and 2014

					Additional			Total
	Series B Preferred Stock		Common Stock		Paid in	Accumulated	Noncontrolling	Equity
	Shares	Amount	Shares	Par Value	Capital	Deficit	Interests	(Deficiency)

Balance at November 30, 2012	3,448	$461,835	1,349,803,029	$13,498,030	$27,755,595	$(42,254,594)	$(1,079,328)	$(1,618,462)

Issuance of common stock for
conversion of 4.75%
debenture	-	-	1,259,902,474	12,599,025	(12,588,145)	-	-	10,880

Issuance of common stock for
exercise of warrants	-	-	1,088,000	10,880	1,175,040	-	-	1,185,920

Stock-based compensation	-	-	-	-	214,034	-	9,639	223,673

Net loss	-	-	-	-	-	(1,234,617)	(134,815)	(1,369,432)

Balance at November 30, 2013	3,448	461,835	2,610,793,503	26,107,935	16,556,524	(43,489,211)	(1,204,504)	(1,567,421)

Issuance of common stock for
conversion of 4.75%
debenture	-	-	1,941,135,049	19,411,351	(17,137,796)	(2,264,835)	-	8,720

Issuance of common stock for
exercise of warrants	-	-	872,000	8,720	941,760	-	-	950,480

Stock-based compensation	-	-	-	-	(360,488)	-	(19,638)	(380,126)

Net loss	-	-	-	-	-	(380,071)	(148,756)	(528,827)

Balance at November 30, 2014	3,448	$461,835	4,552,800,552	$45,528,006	$-	$(46,134,117)	$(1,372,898)	$(1,517,174)

See accompanying notes to consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	November 30,
	2014	2013
Cash flows from operating activities
Net loss	$(528,827)	$(1,369,432)
Adjustments to reconcile net loss to net cash used in
operating activities
Stock-based compensation	(380,126)	223,673
Change in fair value of derivative liability	7,584	(1,098)
Gain on extinguishment of liabilities	(212,294)	-
Changes in assets and liabilities
Other current assets	19,190	(21,307)
Accounts payable and accrued liabilities	55,439	(33,655)
Deferred revenue	(49,318)	(49,318)
Net cash used in operating activities	(1,088,352)	(1,251,137)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from the exercise of stock warrants	950,480	1,185,920
Change in advance from warrant holder	104,200	11,950
Net cash provided by financing activities	1,054,680	1,197,870
Net decrease in cash and cash equivalents	(33,672)	(53,267)
Cash and cash equivalents at beginning of year	146,205	199,472
Cash and cash equivalents at end of year	$112,533	$146,205

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,512	$2,817
Noncash Investing and Financing Activities:
Issuance of common stock for conversion of 4.75% debenture	8,720	10,880

See accompanying notes to consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2014 and 2013

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

Fair Value of Financial Instruments – The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses, payable to related party, and advance from debenture holder approximate fair value because of the short-term maturity or demand features of those instruments. The fair value of convertible debentures was approximately $36,426 and $45,146 at November 30, 2014 and 2013, respectively.

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

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2014 and 2013

Property and Equipment – Property and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets, generally three to ten years. As of November 30, 2014 and 2013, all property and equipment is fully depreciated.

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

Research and Development Costs – Research and development costs are expensed as incurred. Research and development costs primarily consist of external clinical and preclinical study costs, consulting fees, legal fees and patent costs associated with the Company’s intellectual property, and materials and supplies. The Company expenses patent application and maintenance costs for drug candidates or medical devices that have not received regulatory approval and do not have an alternative future use.

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

Loss Per Common Share – Basic loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average common shares outstanding during each period. Since the Company incurred losses during the years ended November 30, 2014 and 2013, the assumed effects of the exercise of outstanding stock options and warrants, and the conversion of convertible preferred stock and convertible debentures would be anti-dilutive and, accordingly, diluted loss per common share amounts equal basic loss per share amounts and have not been separately presented in the accompanying consolidated statements of operations. The total number of common shares potentially issuable upon exercise or conversion excluded from the calculation of diluted loss per common share for the years ended November 30, 2014 and 2013 was 12,645,810,542 and 10,429,984,310, respectively.

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

For the Years Ended November 30, 2014 and 2013

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

Recently Enacted Accounting Standards – In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, (“ASU 2014-15”). ASU 2014-15 requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. ASU 2014-15 will be effective for the Company’s fiscal year beginning December 1, 2016 and subsequent interim periods. Management is currently evaluating the impact of the pending adoption of ASU 2014-15 on the Company’s consolidated financial statements.

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

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2014 and 2013

Note 2 - Going Concern

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of November 30, 2014, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $46,134,117. The Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, the Company’s therapeutic product for the treatment of fatigue in multiple sclerosis patients, conduct further research on MCT-465 and MCT-485, therapeutic products for the treatment of primary liver cancer, and initiate clinical trials for Xenogenic's bioabsorbable, drug eluting stent, the Ideal BioStent™. The Company’s management is evaluating several sources of financing for the Company’s clinical trial program. Additionally, with its strategic shift in focus to therapeutic programs and technologies, management expects the Company’s future cash requirements to increase significantly as it advances the Company’s therapeutic programs into clinical trials. Until the Company is successful in raising additional funds, it may have to prioritize its therapeutic programs and delays may be necessary in some of the Company’s development programs.

Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors (LJCI). As further described in Note 5 to these consolidated financial statements, under terms of the LJCI Agreement (as defined below), LJCI can convert a portion of the Debenture (as defined below) by simultaneously exercising the LJCI Warrant (as defined below) at $1.09 per share. As of November 30, 2014, there are 3,642,629 shares remaining on the LJCI Warrant and a balance of $36,426 remaining on the Debenture. Should LJCI continue to exercise all of the shares remaining under the LJCI Warrant, approximately $3.97 million of cash would be provided to the Company. The LJCI Agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.9% of the common stock of MultiCell. The Company expects that LJCI will continue to exercise the LJCI Warrant and convert the Debenture through February 28, 2016, the date that the Debenture is due and the LJCI Warrant expires, subject to the limitations of the LJCI Agreement and the availability of authorized common stock of MultiCell.

These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern. There can be no assurance that LJCI will continue to exercise the LJCI Warrant to purchase MultiCell’s common stock, or that the Company will be able to successfully acquire the necessary capital to continue its on-going research efforts and bring its products to the commercial market. Management’s plans to acquire future funding include the potential sale of shares of the Company’s common and/or preferred stock, the sale of warrants, and continued sales of the Company’s proprietary media, immortalized cells and primary cells to the pharmaceutical industry. Additionally, the Company continues to pursue research projects, government grants and capital investment. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation, and is comprised of the following at November 30, 2014 and 2013:

	2014	2013

Lab Equipment	$14,322	$14,717
Furniture and Office Equipment	25,844	25,844

	40,166	40,561
Less: Accumulated depreciation	(40,166)	(40,561)

Property and Equipment, Net	$-	$-

At November 30, 2014 and 2013, property and equipment are fully depreciated and the Company recorded no depreciation expense for the fiscal years ended November 30, 2014 and 2013.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2014 and 2013

Note 4 – Payable to Related Party

In connection with an acquisition in September 2005, the Company assumed certain liabilities in the amount of $200,000, payable to an individual who is a current director of the Company. The liability is to be paid to this individual over time as determined by the remainder of the members of the board of directors. The balance of the liability owed to this director is $50,000 as of November 30, 2014 and 2013.

Note 5 - Convertible Debenture

The Company entered into a Securities Purchase Agreement with LJCI on February 28, 2007 (the “LJCI Agreement”) pursuant to which MultiCell agreed to sell a convertible debenture in the principal amount of $100,000 and originally scheduled to mature on February 28, 2012 (the “Debenture”). On August 16, 2011, MultiCell and LJCI amended the Debenture to extend the maturity date to February 28, 2014. On February 20, 2014, MultiCell and LJCI amended the Debenture to further extend the maturity date to February 28, 2016. The Debenture accrues interest at 4.75% per year, payable in cash or shares of MultiCell’s common stock at the option of LJCI. In connection with the Debenture, MultiCell issued LJCI a warrant to purchase up to 10 million shares of its common stock (the “LJCI Warrant”) at an exercise price of $1.09 per share, exercisable over five years according to a schedule described in a letter agreement dated February 28, 2007. On August 16, 2011, MultiCell and LJCI amended the LJCI Warrant to extend the expiration date to February 28, 2014. On February 20, 2014, MultiCell and LJCI amended the LJCI Warrant to further extend the expiration date to February 28, 2016. Pursuant to the terms of the LJCI Warrant, upon the conversion of any portion of the principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the Debenture being converted. Therefore, as an example, for each $1,000 of the principal converted, LJCI would be required to simultaneously purchase 100,000 shares under the LJCI Warrant at $1.09 per share. The LJCI Agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding common stock of MultiCell.

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares of MultiCell’s common stock determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price (as defined below) multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price. The “Conversion Price” is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert. During the fiscal year ended November 30, 2013, LJCI converted $10,880 of the Debenture into 1,259,902,474 shares of MultiCell’s common stock. Simultaneously with these conversions, LJCI exercised warrants to purchase 1,088,000 shares of MultiCell’s common stock. Proceeds from the exercise of the warrants were $1,185,920. During the fiscal year ended November 30, 2014, LJCI converted $8,720 of the Debenture into 1,941,135,049 shares of MultiCell’s common stock. Simultaneously with these conversions, LJCI exercised warrants to purchase 872,000 shares of MultiCell’s common stock. Proceeds from the exercise of the warrants were $950,480. At times, LJCI makes advances to the Company prior to the exercise of warrants. At November 30, 2014 and 2013, LJCI had advanced $166,150 and $61,950, respectively, to the Company in advance of LJCI’s exercise of warrants.

As of November 30, 2014, the remainder of the Debenture in the amount of $36,426 could have been converted by LJCI into approximately 12.5 billion shares of common stock, which would require LJCI to simultaneously exercise and purchase all of the remaining 3,642,629 shares of MultiCell’s common stock under the LJCI Warrant at $1.09 per share. As of November 30, 2013, the balance of the Debenture was $45,146. For the Debenture, upon receipt of a conversion notice from the holder, MultiCell may elect to immediately redeem that portion of the Debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. MultiCell, at its sole discretion, has had the right, without limitation or penalty, to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2014 and 2013

Note 6 – Deferred Revenue

Corning Incorporated

The Company has an exclusive license and purchase agreement (the “Agreement”) with Corning Incorporated (“Corning”) of Corning, New York. Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell the Company’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (“ADME/Tox assays”). The Company retained and will continue to support all of its existing licensees. The Company retains the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays. The Company also retains rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to produce therapeutic proteins using the Company’s BioFactories™ technology, to identify drug targets and for other applications related to the Company’s internal drug development programs. In consideration for the license granted, Corning paid the Company $375,000 upon execution of the Agreement, and an additional $375,000 upon the completion of a transition period. In addition, Corning purchased inventory and equipment from the Company and reimbursed the Company for laboratory costs and other expenses during a transition period. The Company is recognizing the income ratably over a 17 year period. The Company recognized $44,118 in income for each of the fiscal years ended November 30, 2014 and 2013. The balance of deferred revenue from this license is $433,824 and $477,942 at November 30, 2014 and 2013, respectively, and will be amortized into revenue through October 2024.

Pfizer Inc.

The Company has another license agreement with Pfizer Inc., for which revenue is being deferred. During the years ended November 30, 2014 and 2013, the Company recognized $5,200 in each year and the balance of the deferred revenue from this license is $15,600 and $20,800 at November 30, 2014 and 2013, respectively, and will be amortized into revenue through January 2018.

Note 7 – Series B Convertible Preferred Stock

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

The Series B shares are convertible at any time into shares of MultiCell’s common stock at a conversion price determined by dividing the purchase price per share of $100 by the conversion price. The conversion price was originally $0.32 per share. Upon the occurrence of an event of default (as defined in the applicable Series B convertible preferred stock purchase agreement), the conversion price of the Series B shares shall be reduced to 85% of the then-applicable conversion price of such shares. The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the conversion price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, joint venture and/or the issuance of employee stock options). As a result of the Company issuing common stock upon conversion of convertible debentures and upon the exercise of warrants at prices lower than the conversion price, and due to the Company not paying Series B dividends on a monthly basis (as discussed below), the conversion price of the Series B convertible preferred stock has been reduced to $0.0067 per share as of November 30, 2014 and to $0.0114 per share as of November 30, 2013. Pursuant to the applicable Series B convertible preferred stock purchase agreement, each investor may only convert that number of shares of Series B convertible preferred stock into that number of shares of MultiCell’s common stock that does not exceed 9.99% of the outstanding shares of common stock on the date of conversion.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2014 and 2013

Commencing on the date of issuance of the Series B convertible preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued is declared effective by the SEC, the Company was required to pay on each outstanding share of Series B convertible preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (i) the Wall Street Journal Prime Rate plus 1%, or (ii) 9%. In no event was the dividend rate to be greater than 12% per annum. The dividend was payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B convertible preferred stock outstanding as of the first day of that month. In the event the Company did not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares was reduced to 85% of the otherwise applicable conversion price. The Company has not paid the required monthly Series B preferred dividends since November 30, 2006, which, in part, caused the conversion price to be reduced. Subsequent to November 30, 2010, the Company received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B convertible preferred stock, which in turn terminated the requirement to accrue the related dividends. Accordingly, no dividends have been accrued since November 30, 2010. Total accrued but unpaid preferred dividends recorded in the accompanying consolidated balance sheets as of November 30, 2014 and November 30, 2013 are $290,724, of which $125,516 are recorded in permanent equity with the Series B convertible preferred stock and $165,208 are recorded as a current liability in accounts payable and accrued expenses.

The conversion feature which gives the holders of the Series B convertible preferred stock the right to acquire shares of MultiCell’s common stock is an embedded derivative. As of November 30, 2014 and 2013, there were 3,448 shares of Series B convertible preferred stock that were convertible into 51,462,687 and 30,245,614 shares of MultiCell’s common stock, respectively. The fair value of the conversion feature was estimated at $25,731 ($0.0005 per share of common stock) and $18,147 ($0.0006 per share of common stock) at November 30, 2014 and 2013, respectively, and has been estimated using the Black-Scholes option-pricing model using the following assumptions:

	November 30, 2014	November 30, 2013

Fair value of common stock	$0.0005	$0.0007
Conversion price of preferred stock	$0.0067	$0.0114
Risk free interest rate	2.18%	2.75%
Expected life	10 Years	10 Years
Dividend yield	-	-
Volatility	143%	142%

The fair value of the conversion feature decreased by $1,098 during the year ended November 30, 2013, which has been recorded as a gain from the change in the fair value of the derivative liability. The fair value of the conversion feature increased by $7,584 during the year ended November 30, 2014, which has been recorded as a loss from the change in the fair value of the derivative liability.

Pursuant to the Certificate of Designation of the Series B convertible preferred stock, in the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding share of Series B convertible preferred stock shall be entitled to be paid second in priority to the Series I preferred stockholders out of the assets of the Company available for distribution to stockholders, an amount equal to $100 per share of Series B convertible preferred stock held plus any declared but unpaid dividends. However, as described below, no shares of the Company’s Series I convertible preferred stock were outstanding at November 30, 2014. After such payment has been made in full, such holders of Series B convertible preferred stock shall be entitled to no further participation in the distribution of the assets of the Company.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2014 and 2013

Note 8 – Series I Convertible Preferred Stock

The Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares of preferred stock. The Board of Directors originally designated 20,000 shares as Series I convertible preferred stock. In 2004, the Company completed a private placement of Series I convertible preferred stock. A total of 20,000 shares were originally sold to accredited investors. As of November 30, 2014 and 2013, all of the shares of Series I convertible preferred stock had been converted into shares of MultiCell’s common stock and no shares of the Series I convertible preferred stock were outstanding.

Pursuant to the Certificate of Designations of Preferences and Rights of Series I Preferred Stock, the Series I preferred stock does not have voting rights and in the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding share of Series I convertible preferred stock shall be entitled to be paid first out of the assets of the Company available for distribution to stockholders, an amount equal to $100 per share of Series I preferred stock held. After such payment has been made in full, such holders of Series I convertible preferred stock shall be entitled to no further participation in the distribution of the assets of the Company. As described above, there are no shares of Series I preferred stock outstanding at November 30, 2014.

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

The potential issuable common shares as of November 30, 2014 and 2013 are as follows:

	2014	2013

Warrants	6,823,030	7,829,030
Stock options	69,630,266	50,399,503
Series B convertible preferred stock	51,462,687	30,245,614
Convertible debenture	12,517,894,559	10,341,510,163

	12,645,810,542	10,429,984,310

MultiCell does not currently have sufficient authorized shares of common stock to meet the commitments entered into under the Debenture and the related LJCI Warrants. As further discussed in Note 5, upon the conversion of any portion of the remaining $36,426 principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the remaining 3,642,629 warrant shares equal to the percentage of the dollar amount of the Debenture being converted. The LJCI Agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding common shares of MultiCell. Furthermore, MultiCell has the right to redeem that portion of the Debenture that the holder may elect to convert and also has the right to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2014 and 2013

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

None of these milestones were achieved as of November 30, 2014 and, accordingly, none of these obligations have accrued. Xenogenics’ obligations under the Foreclosure Sale Agreement had been previously extended pursuant to Amendments No. 1, No. 2, and No. 3 dated September 30, 2011, October 23, 2012, and October 11, 2013, respectively. On December 1, 2014, Xenogenics entered into Amendment No. 4 to the Foreclosure Sale Agreement which further extended the deadlines for the achievement of these milestones under the Foreclosure Sale Agreement by an additional 12 months. As a result of these various amendments to extend the dates for achievement of the milestones, the Company is in compliance with the requirements of the Foreclosure Sale Agreement, as amended. Xenogenics is required to use Good Faith Reasonable Efforts (as defined in the Foreclosure Sale Agreement) to achieve these milestones. Failure to achieve any of these milestones shall result in all milestone payments, totaling $4.3 million, becoming immediately due and payable, unless Xenogenics’ failure to use Good Faith Reasonable Efforts is due to Technical Difficulties (as defined in the Foreclosure Sale Agreement) or to Financial Hardship (as defined in the Foreclosure Sale Agreement), in which case Xenogenics can elect to (i) pay all remaining milestone payments and continue commercialization efforts, or (ii) assign all intellectual property acquired by Xenogenics under the agreement to the counterparties to the agreement and cease all development and commercialization efforts. Accordingly, Xenogenics has not accrued the $4.3 million commitment because Amendment No. 4 has been executed and also believes that the Financial Hardship exemption in the Foreclosure Sale Agreement would protect it in the future from any requirement to pay the $4.3 million.

Rutgers License Agreement

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

For the Years Ended November 30, 2014 and 2013

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

It became apparent during the evaluation and development of the Ideal BioStent™ that the use of intellectual property licensed from Rutgers would have introduced complications in the design of the Ideal BioStent. As a result, Xenogenics abandoned the use of the Rutgers technology effective January 2014. On January 31, 2014, Rutgers notified Xenogenics of its alleged default of the provisions in the Rutgers License Agreement. On May 9, 2014, Rutgers issued a notice of termination of the Rutgers License Agreement, and demanded payment of unpaid license fees of $25,000, unpaid patent costs of $75,665, and accrued interest of $8,375. All of these claimed fees, costs, and interest have been accrued in the accompanying consolidated financial statements. Management is currently evaluating the merits of these claims.

Sponsored Research Agreement

On September 27, 2013, MultiCell entered into a new sponsored research agreement with Anand Ghanekar, M.D., Ph.D, of the University Health Network’s Toronto General Hospital expanding the scope of the current research project with the University Health Network (“UHN”) to evaluate MCT-485 in animal models for the treatment of primary liver cancer (the “Ghanekar Agreement”). On July 5, 2011, the Company had previously entered into a sponsored research agreement with UHN pursuant to which UHN evaluated the Company’s product candidates, MCT-465 and MCT-485, in in vitro models for the treatment of primary liver cancer (the “UHN Agreement”). The mechanism of action of MCT-465 and MCT-485 and their potential selective effect on liver cancer stem cells were also evaluated. Under the terms of each of the Ghanekar Agreement and the UHN Agreement, the Company retains exclusive access to the research findings and intellectual property resulting from the research activities performed by each of Dr. Ghanekar and UHN, respectively. As of November 30, 2014, this sponsored research agreement had concluded, but this research is continuing in a non-academic setting.

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

For the Years Ended November 30, 2014 and 2013

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

None of these milestones have been achieved as of November 30, 2014 and, accordingly, none of these obligations have been paid or recorded. If any milestone payment is not paid when due, and if no payment is received from the Company within thirty days after the date of receipt of a written notice of such nonpayment, Amarin shall have the option to either (i) terminate this agreement or (ii) convert the license under this agreement to a worldwide non-exclusive license with the right to sublicense, which non-exclusive license shall be subject to all of the terms and obligations of the agreement. The Company shall also pay Amarin without set-off or counterclaim a royalty of nine percent on net sales of Active Agent Product sold by the Company, its affiliates, or sublicensees and their affiliates. On November 5, 2008 the License Agreement was amended whereby Amarin granted exclusive worldwide rights to the Company related to the treatment of all chronic fatigue and pain in addition to the treatment of fatigue in multiple sclerosis patients.

Rhode Island Hospital

In September 2001, the Company completed the purchase of its cell line business and, as a result, it acquired an exclusive license agreement with Rhode Island Hospital for the use of four patents owned by the hospital related to liver cell lines and liver assist devices. The primary patent acquired and being utilized is for immortalized hepatocytes. As of November 30, 2006, management tested the carrying value of the license agreement for impairment and concluded that it had been impaired and reduced the carrying value to zero. The Company will pay the hospital a 5% royalty on net sales derived from licenses based upon the patented technology, until it has paid a total of $550,000. As of November 30, 2014, no significant payments had been made under this license agreement. After royalties totaling $550,000 have been paid, the Company pays a 2% royalty instead of a 5% royalty for the life of the patent.

Note 11 – Stock Compensation Plans

On July 11, 2011, at the Company’s Annual Meeting of Stockholders, the stockholders approved an amendment to increase the number of shares reserved under the 2004 Equity Incentive Plan (the “2004 Plan”) to a total of 70,974,213 shares. There have been subsequent amendments to increase the number of shares reserved under the 2004 Plan and the number of shares reserved under the 2004 Plan has also increased pursuant to the provisions of the 2004 Plan. The purpose of the 2004 Plan was to provide a means by which eligible recipients of stock awards could be given the opportunity to benefit from increases in the value of the Company’s common stock. Under the provisions of the 2004 Plan, the 2004 Plan terminated on March 2, 2014, and as such, there are no additional shares of common stock available for future awards under the 2004 Plan.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2014 and 2013

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

A summary of the status of stock options granted by MultiCell at November 30, 2014 and 2013, and changes during the years then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at November 30, 2012	26,068,947	$0.0084	3.1 years	$-
Granted	30,000,000	0.0011
Exercised	-	-
Expired or forfeited	(5,669,444)	0.0090

Outstanding at November 30, 2013	50,399,503	$0.0040	3.7 years	$-
Granted	25,074,710	0.0008
Exercised	-	-
Expired or forfeited	(5,843,947)	0.0135

Outstanding at November 30, 2014	69,630,266	$0.0020	3.4 years	$-

Exercisable at November 30, 2014	58,992,975	$0.0022	3.3 years	$-

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

The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of stock options granted during the year ended November 30, 2014 was $0.0007 per share. The weighted-average assumptions used for options granted during the year ended November 30, 2014 were risk-free interest rate of 1.68%, volatility of 140%, expected life of 5.0 years, and dividend yield of zero. The weighted-average fair value of stock options granted during the year ended November 30, 2013 was $0.0011. The weighted-average assumptions used for options granted during the year ended November 30, 2013 were risk-free interest rate of 1.6%, volatility of 175%, expected life of 5.0 years, and dividend yield of zero. The assumptions employed in the Black-Scholes option pricing model include the following. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding prior to exercise. The expected volatility is based on the historical price volatility of MultiCell’s common stock. The risk-free interest rate represents the U.S. Treasury constant maturities rate for the expected life of the related stock options. The dividend yield represents anticipated cash dividends to be paid over the expected life of the stock options.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2014 and 2013

For the years ended November 30, 2014 and 2013, MultiCell reported stock-based compensation expense for services related to stock options of $37,712 and $18,586, respectively. As of November 30, 2014, there is approximately $7,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 1.3 years. The intrinsic values at November 30, 2014 are based on a closing price of $0.0005.

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

A summary of the status of Xenogenics’ stock options at November 30, 2014 and 2013, and changes during the years then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Option	Price	Life

Outstanding at November 30, 2012	5,000,000	$0.248	3.3 years
Granted	500,000	0.246
Exercised	-	-
Expired or forfeited	(1,250,000)	0.253

Outstanding at November 30, 2013	4,250,000	$0.246	2.3 years
Granted	-	-
Exercised	-	-
Expired or forfeited	(3,000,000)	0.246

Outstanding at November 30, 2014	1,250,000	$0.246	2.2 years

Exercisable at November 30, 2014	1,250,000	$0.246	2.2 years

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

In November 2010, Xenogenics granted an option to a prospective executive officer to purchase an aggregate of 2,500,000 shares of its common stock, exercisable at $0.246 per share of common stock and having an expiration date in November 2015. The option to acquire 500,000 of the shares vested on the grant date and the remaining 2,000,000 option shares were to vest in the future upon the achievement of specified milestones. The fair value of these options was estimated to be $576,250, or $0.2305 per share, as estimated using the Black-Scholes option-pricing model, using a risk-free interest rate of 1.23%, volatility of 165%, expected life of five years, and dividend yield of zero. This prospective executive officer resigned in May 2014 and the rights under this option were forfeited in August 2014. At the date of the forfeiture, only the initial option to acquire 500,000 shares had vested, and the remaining 2,000,000 option shares remained unvested because the specified milestones had not been achieved. The share-based compensation related to these 2,000,000 option shares ($461,000) had been recognized over the periods of time, originally estimated on the date of grant, that management expected each of the specified milestones was likely to be achieved. As of the date of forfeiture, all of the share-based compensation related to these performance-based options had been recognized in the consolidated financial statements. Under GAAP, if vesting is based solely on one or more performance or service conditions, any previously recognized compensation cost is reversed if the award does not vest (that is, the requisite service is not rendered). Accordingly, Xenogenics reversed the compensation cost for these options in the amount of $461,000 during the year ended November 30, 2014 when the options were forfeited.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2014 and 2013

For the year ended November 30, 2014, Xenogenics reported a net reversal of stock-based compensation in the amount $417,838, representing stock-based compensation of $43,162 less the reversal of $461,000. For the year ended November 30 2013, Xenogenics reported stock-based compensation of $205,087. As of November 30, 2014, there was no unrecognized compensation cost related to stock-based payments to be recognized in the future for option grants through November 30, 2014.

Note 12 – Warrants

Since the Company’s inception, it has financed its operations primarily through the issuance of debt or equity instruments, which have often included the issuance of warrants to purchase the Company’s common stock.

As further described in Note 5 to these consolidated financial statements, MultiCell entered into the LJCI Agreement, pursuant to which MultiCell agreed to sell the Debenture in the principal amount of $100,000. In connection with the Debenture, MultiCell issued LJCI a warrant to purchase up to 10 million shares of MultiCell’s common stock at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007. Pursuant to the terms of the LJCI Warrant, upon the conversion of any portion of the principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the Debenture being converted. Therefore, as an example, for each $1,000 of the Debenture converted, LJCI would be required to simultaneously purchase 100,000 shares under the LJCI Warrant at $1.09 per share. As further described in Note 5 to these consolidated financial statements, on February 20, 2014, MultiCell and LJCI amended the LJCI Warrant to extend the expiration date of the warrants to February 28, 2016. During the year ended November 30, 2013, LJCI exercised warrants to purchase 1,088,000 shares of MultiCell’s common stock, resulting in proceeds to the Company of $1,185,920. During the year ended November 30, 2014, LJCI exercised warrants to purchase 872,000 shares of MultiCell’s common stock, resulting in proceeds to the Company of $950,480.

A summary of the status of warrants at November 30, 2014 and 2013, and changes during the years then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at November 30, 2012	9,277,030	$0.75	2.2 years	$-
Issued	-	-
Exercised	(1,088,000)	1.09
Expired	(360,000)	0.50

Outstanding at November 30, 2013	7,829,030	$0.72	1.5 years	$-
Issued	-	-
Exercised	(872,000)	1.09
Expired	(134,000)	0.50

Outstanding at November 30, 2014	6,823,030	$0.68	1.7 years	$-

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2014 and 2013

Note 13 – Leasing Arrangements

During the years ended November 30, 2014 and 2013, the Company has leased facilities in Rhode Island that have housed activities related to administration, research and development. The Company currently leases space in Rhode Island under month-to-month arrangement. Current rent is $900 per month. Rent expense under the Company’s operating leases was $10,800 for each of the years ended November 30, 2014 and 2013, respectively.

Note 14 – Gain on Extinguishment of Liabilities

During the year ended November 30, 2014, the Company determined that recorded accounts payable totaling $212,294 had been extinguished with the passage of time for collection under the laws related to the statute of limitations. Accordingly, the Company removed these accounts from their records and recorded a corresponding gain on the extinguishment of the liabilities. There was no similar extinguishment of liabilities during the year ended November 30, 2013.

Note 15 – Income Taxes

The Company provides for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded to reflect the tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The significant components of net deferred tax assets and liabilities were as follows at November 30, 2014 and 2013:

	2014	2013

Operating loss carry forwards	$10,474,462	$10,174,348
Stock-based compensation	236,227	428,880
Ideal Bio-Stent related intellectual property	112,889	165,565
Deferred revenue	179,769	199,496
Other	320	450
Valuation allowance	(11,003,667)	(10,968,739)

Net Deferred Tax Assets	$-	$-

The valuation allowance increased by $34,928 for the year ended November 30, 2014 and increased by $181,262 during the year ended November 30, 2013.

As of November 30, 2014, the Company has U.S. Federal operating loss carryforwards of approximately $26.2 million. The operating losses expire, if not used, from 2015 through 2034. The utilization of the net operating losses is dependent upon the tax laws in effect at the time such losses can be utilized. A significant change of ownership control of the Company could cause the utilization of net operating losses to be limited.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended November 30, 2014 and 2013

A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended November 30, 2014 and 2013 is set forth below:

	2014	2013

Benefit at federal statutory rate (34%)	$(179,801)	$(465,607)
State income tax benefit, net of federal tax	(30,954)	(81,341)
Change in fair value of derivative liability	2,579	(373)
Expiration of operating loss carry forwards	132,781	232,303
Forfeiture of non-qualified stock options	40,602	134,188
Other differences	(135)	(432)
Change in valuation allowance	34,928	181,262

Benefit from Income Taxes	$-	$-

MultiCell and its subsidiaries file tax returns in the U.S. Federal jurisdiction, in the state of Rhode Island, and formerly in the state of California. The Company and its subsidiaries are no longer subject to U.S. federal tax examinations for tax years before and including November 30, 2010. The Company and its subsidiaries are no longer subject to examination by State tax authorities for tax years before and including November 30, 2008. During the years ended November 30, 2014 and 2013, the Company did not recognize interest and penalties.

Note 16 – Fair Value Measurements

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the Company and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at November 30, 2014 and 2013 are summarized as follows:

	November 30, 2014				November 30, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$25,731	$-	$25,731	$-	$18,147	$-	$18,147

As further described in Note 7, the fair value of the derivative liability is determined using the Black-Scholes pricing model.

Note 17 – Subsequent Events

Conversion of Debentures and Exercise of Stock Warrants

During the period subsequent to November 30, 2014 through the date of issuance of the consolidated financial statements, LJCI converted $700 of the Debenture with LJCI (see Note 5) into 310,578,148 shares of common stock. Simultaneously with these conversions, LJCI exercised warrants to purchase 70,000 shares of MultiCell’s common stock. Proceeds from the exercise of the warrants were $76,300.

