Form 10-Q
period 2015-02-28
MultiCell Technologies, Inc.
filed 2015-04-14
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________
FORM 10-Q
_________________

☒           Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2015.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of April 7, 2015, the issuer had 4,863,448,700 shares of Common Stock, $.01 par value, outstanding.

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 28,	November 30,
	2015	2014
ASSETS

Current assets
Cash and cash equivalents	$53,828	$112,533
Other current assets	11,992	13,410
Total current assets	65,820	125,943

Property and equipment, net of accumulated depreciation of $40,166	-	-

Other assets	280	280

Total assets	$66,100	$126,223

LIABILITIES AND EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$1,086,836	$915,666
Payable to related party	50,000	50,000
Advance from warrant holder	157,350	166,150
Convertible debenture	35,726	-
Current portion of deferred revenue	49,318	49,318
Total current liabilities	1,379,230	1,181,134

Non-current liabilities
Convertible debenture	-	36,426
Deferred revenue, net of current portion	387,776	400,106
Derivative liability related to Series B convertible preferred stock	16,419	25,731
Total non-current liabilities	404,195	462,263

Total liabilities	1,783,425	1,643,397

Commitments and contingencies	-	-

Equity (Deficiency)
MultiCell Technologies, Inc. equity (deficiency)
Undesignated preferred stock, $0.01 par value; 963,000 shares authorized; zero shares issued and outstanding	-	-
Series B convertible preferred stock, 17,000 shares designated; 3,448 shares issued and outstanding; liquidation value of $470,316	461,835	461,835
Series I convertible preferred stock, 20,000 shares designated; zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 5,000,000,000 shares authorized; 4,863,448,700 and 4,552,800,552 shares issued and outstanding at February 28, 2015 and November 30, 2014, respectively	48,634,487	45,528,006
Additional paid-in capital	-	-
Accumulated deficit	(49,422,884)	(46,134,117)
Total MultiCell Technologies, Inc. stockholders' equity (deficiency)	(326,562)	(144,276)
Noncontrolling interests	(1,390,763)	(1,372,898)
Total equity (deficiency)	(1,717,325)	(1,517,174)

Total liabilities and equity (deficiency)	$66,100	$126,223

See accompanying notes to condensed consolidated financial statements

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	February 28,
	2015	2014

Revenue	$12,329	$12,329

Operating expenses
Selling, general and administrative	251,998	213,556
Research and development	46,205	66,254
Stock-based compensation	3,003	42,012

Total operating expenses	301,206	321,822

Income (loss) from operations	(288,877)	(309,493)

Other income (expense)
Interest expense	(595)	(700)
Change in fair value of derivative liability	9,312	(7,259)
Interest income	6	12

Total other income (expense)	8,723	(7,947)

Net loss	(280,154)	(317,440)

Less net loss attributable to the noncontrolling interests	(17,865)	(37,182)

Net loss attributable to MultiCell Technologies, Inc.	$(262,289)	$(280,258)

Basic and diluted loss per common share:	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding:	4,721,252,198	2,919,139,799

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)

For the Three Months Ended February 28, 2014 and 2015

(Unaudited)

					Additional			Total
	Series B Preferred Stock		Common Stock		Paid in	Accumulated	Noncontrolling	Equity
	Shares	Amount	Shares	Par Value	Capital	Deficit	Interests	(Deficiency)

Balance at November 30, 2013	3,448	$461,835	2,610,793,503	$26,107,935	$16,556,524	$(43,489,211)	$(1,204,504)	$(1,567,421)

Issuance of common stock for conversion of 4.75% debenture	-	-	541,359,667	5,413,597	(5,411,527)	-	-	2,070

Issuance of common stock for exercise of warrants	-	-	207,000	2,070	223,560	-	-	225,630

Stock-based compensation	-	-	-	-	40,503	-	1,509	42,012

Net loss	-	-	-	-	-	(280,258)	(37,182)	(317,440)

Balance at February 28, 2014	3,448	$461,835	3,152,360,170	$31,523,602	$11,409,060	$(43,769,469)	$(1,240,177)	$(1,615,149)

Balance at November 30, 2014	3,448	$461,835	4,552,800,552	$45,528,006	$-	$(46,134,117)	$(1,372,898)	$(1,517,174)

Issuance of common stock for conversion of 4.75% debenture	-	-	310,578,148	3,105,781	(78,603)	(3,026,478)	-	700

Issuance of common stock for exercise of warrants	-	-	70,000	700	75,600	-	-	76,300

Stock-based compensation	-	-	-	-	3,003	-	-	3,003

Net loss	-	-	-	-	-	(262,289)	(17,865)	(280,154)

Balance at February 28, 2015	3,448	$461,835	4,863,448,700	$48,634,487	$-	$(49,422,884)	$(1,390,763)	$(1,717,325)

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	February 28,
	2015	2014
Cash flows from operating activities
Net loss	$(280,154)	$(317,440)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	3,003	42,012
Change in fair value of derivative liability	(9,312)	7,259
Changes in assets and liabilities
Other current assets	1,418	7,326
Accounts payable and accrued liabilities	171,169	65,707
Deferred revenue	(12,329)	(12,329)
Net cash used in operating activities	(126,205)	(207,465)

Cash flows from investing activities	-	-

Cash flows from financing activities
Proceeds from the exercise of stock warrants	76,300	225,630
Change in advance from warrant holder	(8,800)	76,595
Net cash provided by financing activities	67,500	302,225
Net increase (decrease) in cash and cash equivalents	(58,705)	94,760
Cash and cash equivalents at beginning of period	112,533	146,205
Cash and cash equivalents at end of period	$53,828	$240,965

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$167	$730
Noncash Investing and Financing Activities:
Issuance of common stock for conversion of 4.75% debenture	700	2,070

See accompanying notes to condensed consolidated financial statements

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS, BASIS OF PRESENTATION, AND RECENT ACCOUNTING PRONOUNCEMENTS

ORGANIZATION AND NATURE OF OPERATIONS

MultiCell Technologies, Inc. (“MultiCell”), operates two subsidiaries, Xenogenics Corporation (“Xenogenics”) and MultiCell Immunotherapeutics, Inc. (“MCIT”). MultiCell holds 95.3% of the outstanding shares (on an as-if-converted to common stock basis) of Xenogenics. On August 15, 2014, MultiCell’s ownership of MCIT was increased to 85.1% (from approximately 67%) of the outstanding shares (on an as-if-converted to common stock basis) as a result of the conversion of $1,165,867 of inter-company liabilities into shares of common stock of MCIT. As used herein, the “Company” refers to MultiCell, together with Xenogenics and MCIT.

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell and its subsidiaries have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended November 30, 2014, previously filed with the SEC. The results of operations for the three-month period ended February 28, 2015, are not necessarily indicative of the operating results for the fiscal year ending November 30, 2015. The condensed consolidated balance sheet as of November 30, 2014, has been derived from the Company’s audited consolidated financial statements.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”) to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 was effective December 1, 2014. Management determined that the adoption of ASU 2013-11 has no material impact on the Company’s consolidated financial statements.

NOTE 2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of February 28, 2015, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $49,422,884. The Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, its therapeutic product for the treatment of fatigue in multiple sclerosis patients, conduct further research on MCT-465 and MCT-485, its therapeutic products for the treatment of primary liver cancer, and initiate clinical trials for Xenogenic’s bioabsorbable, drug eluting stent, the Ideal BioStent™. The Company’s management is evaluating several sources of financing for the Company’s clinical trial program. Additionally, with its strategic shift in focus to therapeutic programs and technologies, management expects the Company’s future cash requirements to increase significantly as it advances the Company’s therapeutic programs into clinical trials. Until the Company is successful in raising additional funds, it may have to prioritize its therapeutic programs and delays may be necessary in some of the Company’s development programs.

Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors, Inc. (“LJCI”). As further described in Note 4 to these condensed consolidated financial statements, under the terms of the LJCI Agreement (as defined below), LJCI can convert a portion of the Debenture (as defined below) by simultaneously exercising the LJCI Warrant (as defined below) at $1.09 per share. As of February 28, 2015, there were 3,572,629 shares remaining on the LJCI Warrant and a balance of $35,726 remaining on the Debenture. Should LJCI continue to exercise all of its remaining warrants, approximately $3.9 million of cash would be provided to the Company. The LJCI Agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.99% of the common stock of MultiCell. The Company expects that LJCI will continue to exercise the warrants and convert the Debenture through February 28, 2016, the date that the Debenture is due and the LJCI Warrant expires, subject to the limitations of the LJCI Agreement and the availability of authorized common stock of MultiCell.

These factors, among others, create an uncertainty about the Company’s ability to continue as a going concern. There can be no assurance that LJCI will continue to exercise its warrant to purchase MultiCell’s common stock, or that the Company will be able to successfully acquire the necessary capital to continue its on-going research and other efforts and bring its products to the commercial market. Management’s plans to acquire future funding include the potential sale of shares of the Company’s common and/or preferred stock, the sale of warrants, and continued sales of the Company’s proprietary media, immortalized cells and primary cells to the pharmaceutical industry; including potential strategic partnerships. Additionally, the Company continues to pursue research projects, government grants and capital investment. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. – PAYABLE TO RELATED PARTY

In connection with an acquisition in September 2005, the Company assumed certain liabilities in the amount of $200,000, payable to an individual who is a current director of the Company. The liability is to be paid to this individual over time as determined by the remainder of the members of the board of directors. The balance of the liability owed to this director is $50,000 as of February 28, 2015 and November 30, 2014.

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

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares of MultiCell’s common stock determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price (as defined below) multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price. The “Conversion Price” is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert. LJCI converted $700 and $2,070 of the Debenture into 310,578,148 and 541,359,667 shares, respectively, of the Company’s common stock during the three months ended February 28, 2015 and 2014, respectively. Simultaneously with these conversions, LJCI exercised warrants to purchase 70,000 shares and 207,000 shares of the Company’s common stock during the three months ended February 28, 2015 and 2014, respectively. Proceeds from the exercise of the warrants were $76,300 and $225,630 for the three months ended February 28, 2015 and 2014, respectively. At times, LJCI makes advances to the Company prior to the exercise of warrants. At February 28, 2015 and November 30, 2014, LJCI had advanced $157,350 and $166,150, respectively, to the Company in advance of LJCI’s exercise of warrants.

As of February 28, 2015, the remainder of the Debenture in the amount of $35,726 could have been converted by LJCI into approximately 16.4 billion shares of the Company’s common stock, which would require LJCI to simultaneously exercise and purchase all of the remaining 3,572,629 shares of the Company’s common stock under the LJCI Warrant at $1.09 per share. As of November 30, 2014, the balance of the Debenture was $36,426. For the Debenture, upon receipt of a conversion notice from the holder, MultiCell may elect to immediately redeem that portion of the Debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. MultiCell, at its sole discretion, has the right, without limitation or penalty, to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

NOTE 5. LICENSE AGREEMENTS AND DEFERRED REVENUE

Corning Incorporated

The Company has an exclusive license and purchase agreement (the “Agreement”) with Corning Incorporated (“Corning”) of Corning, New York. Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell the Company’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (“ADME/Tox assays”). The Company retained and will continue to support all of its existing licensees. The Company retains the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays. The Company also retains rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to produce therapeutic proteins using the Company’s BioFactories™ technology, to identify drug targets and for other applications related to the Company’s internal drug development programs. In consideration for the license granted, Corning paid the Company $375,000 upon execution of the Agreement, and an additional $375,000 upon the completion of a transition period. In addition, Corning purchased inventory and equipment from the Company and reimbursed the Company for laboratory costs and other expenses during a transition period. The Company is recognizing the income ratably over a 17-year period. The Company recognized $11,029 in income for each of the three months ended February 28, 2015 and 2014. The balance of deferred revenue from this license was $422,794 and $433,824 at February 28, 2015 and November 30, 2014, respectively, and will be amortized into revenue through October 2024.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pfizer Inc.

The Company has another license agreement with Pfizer Inc. (“Pfizer”), for which revenue is being deferred. The Company recognized $1,300 in income for each of the three months ended February 28, 2015 and 2014. The balance of deferred revenue from this license was $14,300 and $15,600 at February 28, 2015 and November 30, 2014, respectively, and will be amortized into revenue through January 2018.

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

None of these milestones were achieved as of February 28, 2015 and, accordingly, none of these obligations have accrued. Xenogenics’ obligations under the Foreclosure Sale Agreement had been previously extended pursuant to Amendments No. 1, No. 2, No. 3, and No. 4 dated September 30, 2011, October 23, 2012, October 11, 2013, and December 1, 2014. As a result of these various amendments to extend the dates for achievement of the milestones, the Company is in compliance with the requirements of the Foreclosure Sale Agreement, as amended. Xenogenics is required to use Good Faith Reasonable Efforts (as defined in the Foreclosure Sale Agreement) to achieve these milestones. Failure to achieve any of these milestones shall result in all milestone payments, totaling $4.3 million, becoming immediately due and payable, unless Xenogenics’ failure to use Good Faith Reasonable Efforts is due to Technical Difficulties (as defined in the Foreclosure Sale Agreement) or to Financial Hardship (as defined in the Foreclosure Sale Agreement), in which case Xenogenics can elect to (i) pay all remaining milestone payments and continue commercialization efforts, or (ii) assign all intellectual property acquired by Xenogenics under the agreement to the counterparties to the agreement and cease all development and commercialization efforts. Accordingly, Xenogenics has not accrued the $4.3 million commitment because the dates for achieving the milestones have been extended under the amendments to the Foreclosure Sale Agreement, and because Xenogenics also believes that the Financial Hardship exemption in the Foreclosure Sale Agreement would protect it in the future from any requirement to pay the $4.3 million.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

However, it became apparent during the evaluation and development of the Ideal BioStent™ that the use of intellectual property licensed from Rutgers would have introduced complications in the design of the Ideal BioStent. As a result, Xenogenics abandoned the use of the Rutgers technology effective January 2014. On January 31, 2014, Rutgers notified Xenogenics of its alleged default of the provisions in the Rutgers License Agreement. On May 9, 2014, Rutgers issued a notice of termination of the Rutgers License Agreement, and demanded payment of unpaid license fees of $25,000, unpaid patent costs of $75,665, and accrued interest of $8,375. All of these claimed fees, costs, and interest have been accrued in the accompanying condensed consolidated financial statements. Management is currently evaluating the merits of these claims.

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

The Series B shares are convertible at any time into shares of the Company common stock at a conversion price determined by dividing the purchase price per share of $100 by the conversion price. The conversion price was originally $0.32 per share. Upon the occurrence of an event of default (as defined in the applicable Series B convertible preferred stock purchase agreement), the conversion price of the Series B shares shall be reduced to 85% of the then-applicable conversion price of such shares. The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the conversion price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, a joint venture and/or the issuance of employee stock options). As a result of the Company issuing shares of its common stock upon conversion of convertible debentures and upon the exercise of warrants both at prices lower than the conversion price of the Series B convertible preferred stock, and due to the Company not paying the Series B dividends on a monthly basis (as discussed below), the conversion price of the Series B convertible preferred stock has been reduced to $0.0063 per share as of February 28, 2015 and to $0.0067 per share as of November 30, 2014. Pursuant to the applicable Series B convertible preferred stock purchase agreement, each investor may only convert that number of shares of Series B convertible preferred stock into that number of shares of the Company’s common stock that does not exceed 9.99% of the outstanding shares of common stock of the Company on the date of conversion.

Commencing on the date of issuance of the Series B convertible preferred stock until the date a registration statement registering the shares of the Company’s common stock underlying the preferred stock and warrants issued is declared effective by the SEC, the Company was required to pay on each outstanding share of Series B convertible preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (i) the Wall Street Journal Prime Rate plus 1%, or (ii) 9%. In no event was the dividend rate to be greater than 12% per annum. The dividend was payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B convertible preferred stock outstanding as of the first day of that month. In the event the Company did not pay the Series B convertible preferred dividends when due, the conversion price of the Series B preferred shares was reduced to 85% of the otherwise applicable conversion price. The Company did not pay the required monthly Series B preferred dividends beginning on November 30, 2006, which, in part, caused the conversion price to be reduced. Subsequent to November 30, 2010, the Company received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B convertible preferred stock, which in turn terminated the requirement to accrue the related dividends. Accordingly, no dividends have been accrued since November 30, 2010. Total accrued but unpaid preferred dividends recorded in the accompanying condensed consolidated balance sheet as of February 28, 2015 and November 30, 2014 are $290,724, of which $125,516 are recorded in permanent equity with the Series B convertible preferred stock and $165,208 are recorded as a current liability in accounts payable and accrued expenses.

The conversion feature which gives the holders of the Series B convertible preferred stock the right to acquire shares of the Company’s common stock is an embedded derivative. As of February 28, 2015 and November 30, 2014, there were 3,448 shares of Series B convertible preferred stock that were convertible into 54,730,159 and 51,462,687 shares of common stock of the Company, respectively. The fair value of the conversion feature was estimated at $16,419 ($0.0003 per share of common stock) and $25,731 ($0.0005 per share of common stock) at February 28, 2015 and November 30, 2014, respectively, and has been estimated using the Black-Scholes option-pricing model using the following assumptions:

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	February 28, 2015	November 30, 2014

Fair value of common stock	$0.0003	$0.0005
Conversion price of preferred stock	$0.0063	$0.0067
Risk free interest rate	2.00%	2.18%
Expected life	10 Years	10 Years
Dividend yield	-	-
Volatility	144%	143%

Pursuant to the Certificate of Designation of the Series B convertible preferred stock, in the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding share of Series B convertible preferred stock shall be entitled to be paid second in priority to the Series I preferred stockholders out of the assets of the Company available for distribution to stockholders, an amount equal to $100 per share of Series B convertible preferred stock held plus any declared but unpaid dividends. However, as discussed below, no shares of the Company’s Series I convertible preferred stock were outstanding at February 28, 2015. After such payment has been made in full, such holders of Series B convertible preferred stock shall be entitled to no further participation in the distribution of the assets of the Company.

NOTE 7. SERIES I CONVERTIBLE PREFERRED STOCK

The Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares of preferred stock. The Board of Directors originally designated 20,000 shares as Series I convertible preferred stock. On July 13, 2004, the Company completed a private placement of Series I convertible preferred stock and a total of 20,000 shares were originally sold to accredited investors. As of February 28, 2015 and November 30, 2014, all of the shares of Series I convertible preferred stock had been converted into shares of the common stock of the Company and no shares of the Company’s Series I convertible preferred stock were outstanding.

NOTE 8. STOCK COMPENSATION PLANS

On March 11, 2015, at the Company’s Annual Meeting of Stockholders, the stockholders approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan had been adopted by the Company’s board of directors on October 24, 2014 and will terminate on October 24, 2023. The purpose of the 2014 Plan is to provide a means by which eligible recipients of stock awards could be given the opportunity to benefit from increases in the value of the Company’s common stock through granting of stock options and stock awards. The initial number of shares reserved for stock awards under the 2014 Plan is 500 million shares, which can only be increased by amendment with the approval of the Company’s shareholders.

Prior to the approval of the 2014 Plan, stock options and stock awards were granted under the 2004 Equity Incentive Plan (the “2004 Plan”). However, the 2004 Plan terminated on March 2, 2014, and as such, there are no additional shares of common stock available for future awards under the 2004 Plan.

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

A summary of the status of stock options granted by MultiCell at February 28, 2015, and changes during the three months then ended is presented in the following table:

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at November 30, 2014	69,630,266	$0.0020	3.4 years	$-
Granted	-	-
Exercised	-	-
Expired or forfeited	(305,556)	0.0014

Outstanding at February 28, 2015	69,324,710	$0.0020	3.2 years	$-

Exercisable at February 28, 2015	65,193,645	$0.0021	3.2 years	$-

No options were granted during the three months ended February 28, 2015. On January 15, 2014, the MultiCell Board of Directors granted an option to each of the five members of the Board of Directors to purchase 4,600,000 shares of MultiCell’s common stock at $0.0008 per share. The options vest quarterly over one year, subject to continuing service as a director on each such vesting date, and expire five years after grant. Additionally, the Board of Directors granted an option to an employee to purchase 2,074,710 shares of MultiCell’s common stock at $0.0008 per share. This option vests monthly over three years, subject to continuing service as an employee on each such vesting date, and expires five years after grant.

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

For the three months ended February 28, 2015 and 2014, MultiCell reported stock-based compensation expense for services related to stock options of $3,003 and $9,908, respectively. As of February 28, 2015, there was approximately $4,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 1.6 years. The intrinsic values at February 28, 2015 are based on a closing price of $0.0003.

In October 2010, Xenogenics adopted the 2010 Stock Incentive Plan (the “2010 Plan”) which authorized the granting of stock awards to Xenogenics’ employees, directors, and consultants. As amended, the number of shares of Xenogenics’ common stock that could be issued pursuant to stock awards could not exceed 8,000,000 shares of common stock. The purpose of the 2010 Plan is to provide a means by which eligible recipients of stock awards may be given the opportunity to benefit from increases in the value of Xenogenics’ common stock through the granting of stock options and stock awards. An option’s maximum term is 10 years.

A summary of the status of Xenogenics’ stock options at February 28, 2015, and changes during the three months then ended is presented in the following table:

Weighted
		Weighted	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Option	Price	Life

Outstanding at November 30, 2014	1,250,000	$0.246	2.2 years
Granted	-	-
Exercised	-	-
Expired or forfeited	-	-

Outstanding at February 28, 2015	1,250,000	$0.246	1.9 years

Exercisable at February 28, 2015	1,250,000	$0.246	1.9 years

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended February 28, 2015 and 2014, Xenogenics reported stock-based compensation of $0 and $32,104, respectvely. As of February 28, 2015, there was no unrecognized compensation cost related to stock-based payments to be recognized in the future for option grants through February 28, 2015.

NOTE 9. STOCK WARRANTS

Since the Company’s inception, it has financed its operations primarily through the issuance of debt or equity instruments, which have often included the issuance of warrants to purchase shares of the Company’s common stock.

As further described in Note 4 to these condensed consolidated financial statements, MultiCell entered into the LJCI Agreement pursuant to which MultiCell agreed to sell the Debenture in the principal amount of $100,000. In connection with the Debenture, MultiCell issued LJCI a warrant to purchase up to 10 million shares of MultiCell’s common stock at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007. Pursuant to the terms of the LJCI Warrant, upon the conversion of any portion of the principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the Debenture being converted. Therefore, as an example, for each $1,000 of the principal of the Debenture converted, LJCI would be required to simultaneously purchase 100,000 shares under the warrant at $1.09 per share. As further described to Note 4 to these condensed consolidated financial statements, on February 20, 2014, MultiCell and LJCI amended the LJCI Warrant to extend the expiration date of the warrants to February 28, 2016. During the three months ended February 28, 2015, LJCI exercised warrants to purchase 70,000 shares of MultiCell’s common stock, resulting in proceeds to the Company of $76,300. During the three months ended February 28, 2014, LJCI exercised warrants to purchase 207,000 shares of MultiCell’s common stock, resulting in proceeds to the Company of $225,630.

A summary of the status of warrants at February 28, 2015, and changes during the three months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at November 30, 2014	6,823,030	$0.68	1.7 years	$-
Issued	-	-
Exercised	(70,000)	1.09
Expired	-	-

Outstanding at February 28, 2015	6,753,030	$0.67	1.5 years	$-

NOTE 10. NET LOSS PER COMMON SHARE

Basic loss per share is computed on the basis of the weighted-average number of shares of the Company’s common stock outstanding during the period. Diluted loss per share is computed on the basis of the weighted-average number of shares of the Company’s common stock and all dilutive potentially issuable shares of the Company’s common stock outstanding during the year. Shares of the Company’s common stock issuable upon conversion of debt and preferred stock, or exercise of stock options and stock warrants have not been included in the loss per share for the three months ended February 28, 2015 or 2014, as they are anti-dilutive.

The potential shares of the Company’s common stock issuable upon exercise of options or warrants, or upon conversion of other convertible securities issued by the Company, as of February 28, 2015 and 2014, are as follows:

	2015	2014

Warrants	6,753,030	7,488,030
Stock options	69,324,710	75,474,213
Series B convertible preferred stock	54,730,159	36,294,737
Convertible debenture	16,370,976,954	9,867,342,163

	16,501,784,853	9,986,599,143

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MultiCell does not currently have sufficient authorized shares of its common stock to meet the commitments entered into under the Debenture and the related LJCI Warrants. As further discussed in Note 4 to the condensed consolidated financial statements, upon the conversion of any portion of the remaining $35,726 principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the remaining 3,572,629 warrant shares equal to the percentage of the dollar amount of the Debenture being converted. The LJCI agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding shares of common stock of the Company. Furthermore, MultiCell has the right to redeem that portion of the Debenture that the holder may elect to convert and also has the right to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

NOTE 11. FAIR VALUE MEASUREMENTS

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the Company and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at February 28, 2015 and November 30, 2014, are summarized as follows:

	February 28, 2015				November 30, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$16,419	$-	$16,419	$-	$25,731	$-	$25,731

As further described in Note 6, the fair value of the derivative liability is determined using the Black-Scholes pricing model.

NOTE 12. SUBSEQUENT EVENTS

Increase in Authorized Shares of Common Stock

On March 11, 2015, the Company held an annual meeting of stockholders. At the meeting, the stockholders approved the Certificate of Amendment of Certificate of Incorporation of MultiCell Technologies, Inc. to increase the number of authorized shares of common stock of MultiCell from five billion to ten billion. The Certificate of Amendment of Certificate of Incorporation of MultiCell Technologies, Inc. was filed with the State of Delaware on April 13, 2015.

Research Agreement with Oxis Biotech, Inc.

On March 10, 2015, MultiCell Immunotherapeutics, Inc. (“MCIT”), entered into a Research Agreement with Oxis Biotech, Inc. (“Oxis”) to create three novel antibody-drug conjugates (“ADCs”) containing Oxis’ lead drug candidates, and by using MCIT’s proprietary ADC platform technology. The Research Agreement contains a License Agreement between MCIT and Oxis wherein MCIT licenses to Oxis the exclusive right to sell the three ADCs product candidates. Under the terms of the Research Agreement, Oxis will pay to MCIT a fee of $500,000 for the licenses granted to Oxis (of which $375,000 has been received by MCIT through the date of issuance of the condensed consolidated financial statements) and for the synthesis of a certain drug candidate being investigated by Oxis, and will reimburse MCIT up to $1.125 million for development costs for the three ADC product candidates. Oxis will also pay up to $12.75 million in clinical development milestones, and was granted an option to purchase manufacturing rights to the three ADCs upon payment of an additional $10 million. Additionally, Oxis will pay MCIT a royalty of 3% of net yearly worldwide sales and 30% of net sublicense revenue upon marketing approval of the ADCs.

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

Such forward-looking statements involve risks and uncertainties, including, but not limited to, those risks and uncertainties relating to difficulties or delays in development, testing, obtaining regulatory approval, and undertaking production and marketing of our drug candidates; difficulties or delays in patient enrollment for our clinical trials; unexpected adverse side effects or inadequate therapeutic efficacy of our drug candidates that could slow or prevent product approval (including the risk that current and past results of clinical trials or preclinical studies are not indicative of future results of clinical trials); activities and decisions of, and market conditions affecting, current and future strategic partners; pricing pressures; accurately forecasting operating and clinical trial costs; uncertainties of litigation and other business conditions; our ability to obtain additional financing if necessary; changing standards of care and the introduction of products by competitors or alternative therapies for the treatment of indications we target; the uncertainty of protection for our intellectual property or trade secrets, through patents or otherwise; and potential infringement of the intellectual property rights or trade secrets of third parties. In addition such statements are subject to the risks and uncertainties discussed under the “Risk Factors” section included in our Annual Report filed on Form 10-K for the fiscal year ended November 30, 2014.

Overview

MultiCell is a biopharmaceutical company which owns a majority interest in its two subsidiary companies, MCIT and Xenogenics. MultiCell and its subsidiaries are developing novel therapeutics and discovery tools to address unmet medical needs for the treatment of neurological disorders, hepatic disease, cancer and interventional cardiology and peripheral vessel applications.

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

Our Therapeutic Platform

Our therapeutic development platform includes several patented techniques used to: (i) control the immune response at transcriptional and translational levels through double-stranded RNA (“dsRNA”)-sensing molecules such as the Toll-like Receptors (“TLRs”), RIG-I-like receptor (“RLR”), and Melanoma Differentiation-Associated protein 5 (“MDA-5”) signaling; (ii) generate specific and potent immunity against key tumor targets through a novel immunoglobulin platform technology; (iii) modulate the noradrenaline-adrenaline neurotransmitter pathway and (iv) develop next-generation antibody drug conjugates (ADCs) which provide for the simultaneous targeted delivery of multiple drugs from a single antibody. Our medical device development platform is based on the design of a next-generation bioabsorbable stent, the Ideal BioStent™, for interventional cardiology and peripheral vessel applications.

Our therapeutic new drug candidate, MCT-125, we believe offers several key advantages, including selective modulation of noradrenergic neurons without influencing seratoninergic neurons to inhibit the reuptake of noradrenaline (norepinephrine) while promoting increased tyrosine hydroxylase activity for the treatment of primary multiple sclerosis-related fatigue (PMSF) affecting over 70% of all persons with multiple sclerosis (“MS”).

Unlike other immune modulating compounds, our use of novel synthetic dsRNAs (MCT-485 and MCT-465) is not species or sequence-specific yet enables selective control of critical immune signaling pathways, and therefore has the potential in a broader spectrum of therapeutic applications as a monotherapy or in combination with other therapies.

Coupling our synthetic dsRNA platform technology with our therapeutic antibody-drug conjugate (ADC) technology we believe maximizes the potential creates a novel class of potentially more effective anticancer therapeutics.

Our portfolio of lead drug candidates is in various stages of discovery optimization, and preclinical and clinical development, and includes the following:

•	MCT-125, a Phase 2 therapeutic candidate for the treatment of PMSF which has demonstrated efficacy in a 138-patient Phase IIa clinical trial;

•	MCT-465, a preclinical synthetic dsRNA therapeutic candidate and potent immune enhancer for the treatment of solid tumor cancers such as those expressing TLR-3; and,

•	MCT-485, a discovery stage dsRNA therapeutic candidate with tumor cytolytic properties for the treatment of certain cancers.

Our Therapeutic Programs

MultiCell is pursuing research and development targeting multiple sclerosis-related fatigue degenerative and cancer.

Our therapeutics candidates address unmet medical needs and are designed to augment current therapeutic strategies via:

•	Modulation of the noradrenaline-adrenaline neurotransmitter pathway (MCT-125) for the treatment of primary multiple sclerosis fatigue (PMSF) affecting over 70% of all persons with MS;

•	Triggering the adaptive immune response thru Toll-like Receptor 3 (TLR3) signaling of the innate immune system using dsRNA (MCT-465) to treat cancer;

•	Triggering cytolysis using dsRNA (MCT-485) via activation of stromal macrophages and release of tumor necrosis factor alpha (“TNF-alpha”), interleukin 6 (“IL-6”) and other pro-inflammatory cytokines; and

•	Development of next-generation antibody drug conjugates (ADCs) which provide for the simultaneous targeted delivery of multiple drugs from a single antibody.

We believe our therapeutic development platform has several advantages over those of our competitors:

•	Modulation of noradrenergic neurons without effecting seratoninergic neurons to inhibit the reuptake of noradrenaline (norepinephrine);

•	Unlike DNA-based immunostimulatory CpG motifs or antisense and small interfering RNA (siRNA) technologies, our use of dsRNA signaling thru TLR3 is not species or sequence-specific, and therefore has the potential to have application in a broader spectrum of therapeutic applications. SiRNA, sometimes known as short interfering RNA or silencing RNA, is a class of dsRNA molecures 20-25 base pairs in length;

•	Using very small dsRNA to trigger direct cytotoxic activity (cytolysis) via activation of stromal macrophages and release of TNF-alpha, IL-6 and other pro-inflammatory cytokines; and

•	Able to deliver two different drugs simultaneously using a single targeted antibody-drug conjugates.

Our portfolio of lead drug candidates is in various stages of preclinical and clinical development and includes:

•	MCT-125, a Phase IIb therapeutic candidate for the treatment of PMSF with demonstrated efficacy in 138 patients;

•	MCT-465, a preclinical adjuvant therapeutic candidate for the treatment of TLR3+ cancers; and

•	MCT-485, a preclinical therapeutic candidate that appears to have direct cytotoxic activity (cytolysis) via activation of stromal macrophages and release of TNF-alpha, IL-6 and other pro-inflammatory cytokines.

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

Our Medical Device Platform

Our medical device development platform is based on the design of a next-generation bioabsorbable stent, the Ideal BioStent™, for interventional cardiology and peripheral vessel applications. Xenogenics’ bioabsorbable stent technology allows for the ability to layer different combinations of polymers and drugs, enabling the optimization of the delivery of combination drug therapies to provide superior clinical results. We believe the Ideal BioStent™ represents a significant advance over currently available stents, including:

•	The ability to promote positive vessel remodeling;

•	A significant reduction in late-stent thrombosis risk;

•	No metal artifact remaining in the patient’s body after vessel healing; and

•	The reduced need for long-term and costly anti-platelet therapy.

In animal testing and initial human use, the Ideal BioStent™ demonstrated equivalence in safety, short-term efficacy and structural integrity when compared with today’s leading bare metal stent and drug-eluting metal stent. Unlike other bioabsorbable stent technologies, the Ideal BioStent™ showed no stent recoil, either acute or at six month follow up, remaining well apposed to the vessel wall. Furthermore, the Ideal BioStent™ is designed to be fully absorbed at 12 months, leaving no artifact behind and allowing the vessel to heal and return to its natural state.

On September 30, 2010, Xenogenics entered into the Foreclosure Sale Agreement with Venture Lending & Leasing IV, Inc., Venture Lending & Leasing V, Inc., and Silicon Valley Bank (collectively, the “Sellers”).  Pursuant to the Foreclosure Sale Agreement, Xenogenics acquired all of the Sellers’ interests in certain bioabsorbable stent assets, known as the Ideal BioStent™, and related technologies. Under the Foreclosure Sale Agreement, Xenogenics is also required to make cash payments totaling $4.3 million to the Sellers based on the achievement of certain milestones at certain dates. None of these milestones were achieved as of November 30, 2014. Xenogenics’ obligations under the Foreclosure Sale Agreement have been extended pursuant to Amendments No. 1, No. 2, No. 3, and No. 4, dated September 30, 2011, October 23, 2012, October 11, 2013, and December 1, 2014, each extending the deadlines for the achievement of the milestones under the Foreclosure Sale Agreement by an additional 12 months. Xenogenics is required to use Good Faith Reasonable Efforts (as defined in the Foreclosure Sale Agreement) to achieve these milestones. Failure to achieve any of these milestones could result in all milestone payments, totaling $4.3 million, becoming immediately due and payable, unless Xenogenics’ failure to use Good Faith Reasonable Efforts is due to Technical Difficulties (as defined in the Foreclosure Sale Agreement) or to Financial Hardship (as defined in the Foreclosure Sale Agreement), in which case Xenogenics can elect to (i) pay all remaining milestone payments and continue commercialization efforts, or (ii) assign all intellectual property acquired by Xenogenics under the agreement to the counterparties to the agreement and cease all development and commercialization efforts. Accordingly, Xenogenics has not accrued the $4.3 million commitment because the dates for achieving the milestones have been extended under the amendments to the Foreclosure Sale Agreement, and because Xenogenics also believes that the Financial Hardship exemption in the Foreclosure Sale Agreement would protect it in the future from any requirement to pay the $4.3 million.

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

Recent Events

On March 10, 2015, MultiCell Immunotherapeutics, Inc. (“MCIT”), entered into a Research Agreement (the “Agreement”) with Oxis Biotech, Inc. (“Oxis”) to create three novel antibody-drug conjugates (“ADCs”) containing Oxis’ lead drug candidates, and by using MCIT’s proprietary ADC platform technology. The Agreement contains a License Agreement between MCIT and Oxis wherein MCIT licenses to Oxis the exclusive right to sell the three ADCs product candidates. Under the terms of the Agreement, Oxis will pay to MCIT a fee of $500,000 for the licenses granted to Oxis ( of which $375,000 has been received by MCIT) and for the synthesis of a certain drug candidate being investigated by Oxis, and will reimburse MCIT up to $1.125 million for development costs for the three ADC product candidates. Oxis will also pay up to $12.75 million in clinical development milestones, and was granted an option to purchase manufacturing rights to the three ADCs upon payment of an additional $10 million. Additionally, Oxis will pay MCIT a royalty of 3% of net yearly worldwide sales and 30% of net sublicense revenue upon marketing approval of the ADCs

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations. The condensed consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Three Months Ended February 28, 2015 Compared to the Three Months Ended February 28, 2014

Revenue. Total revenue for the three months ended February 28, 2015 and February 28, 2014 was $12,329. All of the revenue for the three months ended February 28, 2015 and February 28, 2014 is from the amortization of deferred revenue under license agreements with Corning and Pfizer.

Operating Expenses. Total operating expenses for the three months ended February 28, 2015 were $301,206, compared to operating expenses for the three months ended February 28, 2014 of $321,822, representing a decrease of $20,616. This decrease was due to a decrease of $39,009 in the recognition of stock-based compensation, offset by an increase of $13,568 in shareholder meeting expense, and by an increase in other operating expenses of $4,825.

Other income/(expense). Other income (expense) amounted to net income of $8,723 for the three months ended February 28, 2015 as compared to net expense of $7,947 for the three months ended February 28, 2014. Other income (expense) for the three months ended February 28, 2015 was composed of (i) interest expense of $595, (B) a gain from the change in fair value of derivative liability of $9,312, and (C) interest income of $6. Other income (expense) for the three months ended February 28, 2014 consists of (i) interest expense of $700, (ii) a loss from the change in fair value of derivative liability of $7,259, and (iii) interest income of $12.

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

Net Loss. Net loss for the three months ended February 28, 2015 was $280,154, as compared to a net loss of $317,440 for the same period in the prior fiscal year, representing a difference of $37,286. This difference in net loss is principally due to the decrease in the recognition of stock-based compensation and the increase in shareholder meeting expense.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at February 28, 2015 and 2014:

	February 28, 2015	February 28, 2014

Cash and cash equivalents	$53,828	$240,965

Current assets	$65,820	$266,239
Current liabilities	(1,379,230)	(1,376,092)

Working capital deficiency	$(1,313,410)	$(1,109,853)

Since our inception, a significant portion of our financing has been provided through private placements of preferred and common stock, the exercise of stock options and warrants and issuance of convertible debentures and other debt. We have in the past increased, and if funding permits plan to further increase, our operating expenses in order to fund higher levels of product development, undertake and complete the regulatory approval process, and increase our administrative resources in anticipation of future growth. In addition, acquisitions such as MCIT increase operating expenses and therefore negatively impact, in the short term, the liquidity position of the Company. We will have to raise additional capital in order to initiate Phase IIb clinical trials for MCT-125, our therapeutic product for the treatment of fatigue in MS patients, conduct further research on MCT-465 and MCT-485 for the treatment of primary liver cancer, and initiate clinical trials for Xenogenic’s bioabsorbable, drug eluting stent, the Ideal BioStent™. Our management is evaluating several sources of financing for our clinical trial program. Additionally, with our strategic shift in focus to therapeutic programs and technologies, we expect our future cash requirements to increase significantly as we advance our therapeutic programs into clinical trials. Until we are successful in raising additional funds, we may have to prioritize our therapeutic programs and delays may be necessary in some of our development programs.

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

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares of MultiCell’s common stock determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price (defined below) multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price. The “Conversion Price” is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the 20 trading days prior to the election to convert. The Debenture accrues interest at 4.75% per year payable in cash or shares of common stock. Through February 28, 2015, interest is being paid in cash. If paid in shares of our common stock, the stock will be valued at the rate equal to the Conversion Price of the Debenture in effect at the time of payment. Upon receipt of a conversion notice from the holder, MultiCell may elect to immediately redeem that portion of the Debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. Since February 28, 2008, we, at our sole discretion, have had the right, without limitation or penalty, to redeem the outstanding principal amount of the Debenture not yet converted by the holder into shares of our common stock, plus accrued and unpaid interest thereon.

Commencing in March 2008, we have operated on working capital provided by LJCI in connection with its exercise of warrants issued to it by us (which LJCI must exercise whenever it converts amounts owed under the Debenture it holds), all as discussed in more detail below. The warrants are exercisable at $1.09 per share. As of April 7, 2015 there were 3,572,629 shares remaining under the LJCI Warrant and a balance of $35,726 remaining on the Debenture. Should LJCI continue to exercise all of its remaining warrants approximately $3.9 million of cash would be provided to us. However, the LJCI Agreement limits LJCI’s stock ownership in our common stock to 9.99% of the outstanding shares of our common stock.

We expect that LJCI will continue to exercise the LJCI Warrant and convert the Debenture February 28, 2016, the date that the Debenture is due and the LJCI Warrant expires, subject to the limitations of the LJCI Agreement and availability of our authorized common stock, but cannot assure that LJCI will do so. We anticipate that our future cash requirements may be fulfilled by potential direct product sales, the sale of additional equity securities, debt financing and/or the sale or licensing of our technologies. We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures. We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources. If adequate funds are not available or are not available on acceptable terms, we may be unable to fund expansion, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

Series B Convertible Preferred Stock

On July 14, 2006, we completed a private placement of Series B convertible preferred stock. A total of 17,000 shares of Series B convertible preferred stock were sold to accredited investors at a price of $100 per share. Originally, the Series B shares were convertible at any time into shares of our common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Series B Conversion Price”). The Series B Conversion Price was reduced to 85% of the then applicable Series B Conversion Price as a result of an event of default in the payment of preferred dividends. The Series B Conversion Price is also subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the Series B Conversion Price is subject to weighted average anti-dilution adjustments in the event that we sell shares of our common stock or other securities convertible into or exercisable for shares of our common stock at a per share price, exercise price or conversion price lower than the Series B Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, a joint venture and/or the issuance of employee stock options). As a result of these adjustments, the Series B Conversion Price has been reduced to $0.0063 per share as of February 28, 2015. Pursuant to the applicable Series B convertible preferred stock purchase agreement, each investor may only convert that number of shares of Series B convertible preferred stock into that number of shares of our common stock that does not exceed 9.99% of the outstanding shares of our common stock on the date of conversion. The Series B convertible preferred stock does not have voting rights.

Commencing on the date of issuance of the Series B convertible preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued was declared effective by the SEC, we were required to pay on each outstanding share of Series B convertible preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (a) the Wall Street Journal Prime Rate plus 1%, or (b) 9%. In no event was the dividend rate greater than 12% per annum. The dividend was payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first day of that month. In the event we did not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares was reduced to 85% of the otherwise applicable conversion price. We did not pay the required monthly Series B preferred dividends beginning November 30, 2006, which, in part, has caused the conversion price to be reduced. Subsequent to November 30, 2010, we received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B convertible preferred stock, which in turn terminated the requirement to accrue the related dividends. Accordingly, no dividends have been accrued since November 30, 2010. Total accrued but unpaid preferred dividends recorded in the accompanying condensed consolidated balance sheets as of February 28, 2015 and November 30, 2014 are $290,724, of which $125,516 is recorded in permanent equity with the Series B preferred stock and $165,208 is recorded as a current liability in accounts payable and accrued expenses. As of February 28, 2015 and November 30, 2014, there were 3,448 shares of Series B convertible preferred stock outstanding.

Pursuant to the Certificate of Designation of the Series B convertible preferred stock, in the event of any dissolution or winding up of our company, whether voluntary or involuntary, holders of each outstanding share of Series B convertible preferred stock shall be entitled to be paid second in priority to the Series I preferred stockholders out of our assets available for distribution to stockholders, an amount equal to $100 per share of Series B convertible preferred stock held plus any declared but unpaid dividends. However, no shares of our Series I convertible preferred stock are outstanding at February 28, 2015. After such payment has been made in full, such holders of Series B convertible preferred stock shall be entitled to no further participation in the distribution of our assets.

Cash provided by (used in) operating, investing and financing activities for the three months ended February 28, 2015 and 2014 is as follows:

	February 28, 2015	February 28, 2014

Operating activities	$(126,205)	$(207,465)
Investing activities	-	-
Financing activities	67,500	302,225

Net increase (decrease) in cash and cash equivalents	$(58,705)	$94,760

Operating Activities

For the three months ended February 28, 2015, the differences between our net loss and net cash used in operating activities were due to net non-cash credits totaling $6,309 included in our net loss for stock-based compensation and change in fair value of derivative liability, plus changes in non-cash working capital totaling $160,258. For the three months ended February 28, 2014, the differences between our net loss and net cash used in operating activities are due to non-cash charges totaling $49,271 included in our net loss for stock-based compensation and change in fair value of derivative liability, plus changes in non-cash working capital totaling $60,704.

Investing Activities

We had no cash flows from investing activities during the three months ended February 28, 2015 or February 28, 2014.

Financing Activities

During the three months ended February 28, 2015 and 2014, cash flows from financing activities related to LJCI’s payments to us of $67,500 and $302,225, respectively, to be applied towards the exercise of common stock warrants.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2015, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of February 28, 2015, the following material weaknesses existed:

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

Due to these material weaknesses, management has concluded that our internal control over financial reporting was not effective as of February 28, 2015.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2015, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

None.

Item 1A: RISK FACTORS

Not required for “smaller reporting companies.”

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Issuances

On December 8, 2014, we issued 81,461,481 shares of our common stock to LJCI pursuant to its conversion of $200 of the Debenture. We also issued 20,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $21,800, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

On January 22, 2015, we issued 229,116,667 shares of our common stock to LJCI pursuant to its conversion of $500 of the Debenture. We also issued 50,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $54,500, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

Item 3: DEFAULTS UPON SENIOR SECURITIES

None.

Item 4: MINE SAFETY DISCLOSURES

Not applicable.

Item 5: OTHER INFORMATION

None.

Item 6: EXHIBITS:

Exhibit Number	Exhibit Description
3.1 (1)	Certificate of Incorporation, as filed on April 28, 1970.
3.2 (1)	Certificate of Amendment, as filed on October 27, 1986.
3.3 (1)	Certificate of Amendment, as filed on August 24, 1989.
3.4 (1)	Certificate of Amendment, as filed on July 31, 1991.
3.5 (1)	Certificate of Amendment, as filed on August 14, 1991.
3.6 (1)	Certificate of Amendment, as filed on June 13, 2000.
3.7 (2)	Certificate of Amendment, as filed May 18, 2005.
3.8 (3)	Certificate of Correction, as filed June 2, 2005.
3.9 (4)	Certificate of Amendment, as filed September 1, 2010.
3.10 (5)	Certificate of Amendment, as filed July 13, 2011.
3.11 (6)	Certificate of Amendment, as filed August 29, 2012.
3.12 (7)	Certificate of Incorporation, as amended as of February 28, 2013.
3.13	Certificate of Amendment, as filed November 21, 2013.*
3.14	Certificate of Amendment, as filed April 13, 2015.*
3.15 (1)	Bylaws, as amended May 18, 2005.
3.16 (1)	Specimen Stock Certificate.
4.1 (8)	Certificate of Designations of Preferences and Rights of Series I Convertible Preferred Stock, as filed on July 13, 2004.
4.2 (9)	Certificate of Designation of Series B Convertible Preferred Stock, as filed July 14, 2006.
4.3 (10)	Securities Purchase Agreement, between Multicell Technologies, Inc. and La Jolla Cove Investors, Inc., dated February 28, 2007.

Exhibit Number	Exhibit Description
4.4 (10)	4 ¾ % Convertible Debenture for $100,000 issued by Multicell Technologies, Inc. to La Jolla Cove Investors, Inc., dated February 28, 2007.
4.5 (10)	Warrant to Purchase Common Stock dated February 28, 2007.
4.6 (10)	Letter, dated February 28, 2007, to Multicell Technologies, Inc. from La Jolla Cove Investors, Inc.
4.7 (11)	Form of Shares of Series B Convertible Preferred Stock and Common Stock Warrants Subscription Agreement, dated July 14, 2006, by and between Multicell Technologies, Inc. and Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, L.P., Asset Managers International Ltd. and Pentagon Special Purpose Fund Ltd.
10.1	Research Agreement, dated as of March 10, 2015, between Oxis Biotech, Inc. and MultiCell Immunotherapeutics, Inc.* +
10.2	License Agreement, dated as of March 10, 2015, between Oxis Biotech, Inc. and MultiCell Immunotherapeutics, Inc.* +
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302. *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*

* Filed herewith

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

MULTICELL TECHNOLOGIES, INC.

April 14, 2015	By: /s/ W. Gerald Newmin

W. Gerald Newmin
(Chief Executive Officer and Chief Financial Officer)

- 26 -