Form 10-Q
period 2015-05-31
MultiCell Technologies, Inc.
filed 2015-07-16
CIK 811779

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2015.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 8, 2015, the issuer had 5,000,948,700 shares of Common Stock, $.01 par value, outstanding.

PART I FINANCIAL INFORMATION

Item 1: Financial Statements

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 31,	November 30,
	2015	2014

ASSETS
Current assets
Cash and cash equivalents	$359,990	$112,533
Other current assets	59,590	13,410
Total current assets	419,580	125,943

Property and equipment, net of accumulated depreciation of $40,211 and $40,166 at May 31, 2015 and November 30, 2014, respectively	862	-

Other assets	280	280

Total assets	$420,722	$126,223

LIABILITIES AND EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$1,074,056	$915,666
Payable to related party	50,000	50,000
Advance from warrant holder	113,750	166,150
Convertible debenture	35,326	-
Current portion of deferred revenue	200,843	49,318
Total current liabilities	1,473,975	1,181,134

Non-current liabilities
Convertible debenture	-	36,426
Deferred revenue, net of current portion	375,447	400,106
Derivative liability related to Series B convertible preferred stock	22,245	25,731
Total non-current liabilities	397,692	462,263

Total liabilities	1,871,667	1,643,397

Commitments and contingencies	-	-

Equity (Deficiency)
MultiCell Technologies, Inc. equity (deficiency)
Undesignated preferred stock, $0.01 par value; 963,000 shares authorized; zero shares issued and outstanding	-	-
Series B convertible preferred stock, 17,000 shares designated; 3,448 shares issued and outstanding; liquidation value of $470,316	461,835	461,835
Series I convertible preferred stock, 20,000 shares designated; zero shares issued and outstanding	-	-
Common stock, $0.01 par value; 10,000,000,000 shares authorized; 5,000,948,700 and 4,552,800,552 shares issued and outstanding at May 31, 2015 and November 30, 2014, respectively	50,009,487	45,528,006
Additional paid-in capital	-	-
Accumulated deficit	(50,581,619)	(46,134,117)
Total MultiCell Technologies, Inc. stockholders' equity (deficiency)	(110,297)	(144,276)
Noncontrolling interests	(1,340,648)	(1,372,898)
Total equity (deficiency)	(1,450,945)	(1,517,174)

Total liabilities and equity (deficiency)	$420,722	$126,223

See accompanying notes to condensed consolidated financial statements

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31,		May 31,
	2015	2014	2015	2014

Revenue
License revenue	$512,330	$12,330	$524,659	$24,659
Research revenue	73,475	-	73,475	-

Total revenue	585,805	12,330	598,134	24,659

Operating expenses
Selling, general and administrative	223,168	208,603	475,166	422,159
Research and development	133,686	150,529	179,891	216,783
Stock-based compensation	946	23,085	3,949	65,097

Total operating expenses	357,800	382,217	659,006	704,039

Income (loss) from operations	228,005	(369,887)	(60,872)	(679,380)

Other income (expense)
Interest expense	(748)	(8,987)	(1,343)	(9,687)
Change in fair value of derivative liability	(5,826)	(9,958)	3,486	(17,217)
Interest income	3	13	9	25

Total other income (expense)	(6,571)	(18,932)	2,152	(26,879)

Net income (loss)	221,434	(388,819)	(58,720)	(706,259)

Less net income (loss) attributable to the noncontrolling interests	50,115	(67,314)	32,250	(104,496)

Net income (loss) attributable to MultiCell Technologies, Inc.	$171,319	$(321,505)	$(90,970)	$(601,763)

Net income (loss) per common share:
Basic	$0.00	$(0.00)	$(0.00)	$(0.00)
Diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted-average common shares outstanding:
Basic	4,933,693,265	3,654,573,938	4,828,639,990	3,290,897,716
Diluted	7,169,205,902	3,654,573,938	4,828,639,990	3,290,897,716

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)

For the Six Months Ended May 31, 2014 and 2015

(Unaudited)

					Additional			Total
	Series B Preferred Stock		Common Stock		Paid in	Accumulated	Noncontrolling	Equity
	Shares	Amount	Shares	Par Value	Capital	Deficit	Interests	(Deficiency)

Balance at November 30, 2013	3,448	$461,835	2,610,793,503	$26,107,935	$16,556,524	$(43,489,211)	$(1,204,504)	$(1,567,421)

Issuance of common stock for conversion of 4.75% debenture	-	-	1,288,959,667	12,889,597	(12,883,527)	-	-	6,070

Issuance of common stock for exercise of warrants	-	-	607,000	6,070	655,560	-	-	661,630

Stock-based compensation	-	-	-	-	63,068	-	2,029	65,097

Net loss	-	-	-	-	-	(601,763)	(104,496)	(706,259)

Balance at May 31, 2014	3,448	$461,835	3,900,360,170	$39,003,602	$4,391,625	$(44,090,974)	$(1,306,971)	$(1,540,883)

Balance at November 30, 2014	3,448	$461,835	4,552,800,552	$45,528,006	$-	$(46,134,117)	$(1,372,898)	$(1,517,174)

Issuance of common stock for conversion of 4.75% debenture	-	-	448,038,148	4,480,381	(122,749)	(4,356,532)	-	1,100

Issuance of common stock for exercise of warrants	-	-	110,000	1,100	118,800	-	-	119,900

Stock-based compensation	-	-	-	-	3,949	-	-	3,949

Net income (loss)	-	-	-	-	-	(90,970)	32,250	(58,720)

Balance at May 31, 2015	3,448	$461,835	5,000,948,700	$50,009,487	$-	$(50,581,619)	$(1,340,648)	$(1,450,945)

See accompanying notes to condensed consolidated financial statements.

MULTICELL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	May 31,
	2015	2014
Cash flows from operating activities
Net loss	$(58,720)	$(706,259)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock-based compensation	3,949	65,097
Depreciation	45	-
Change in fair value of derivative liability	(3,486)	17,217
Changes in assets and liabilities
Other current assets	(46,180)	21,140
Accounts payable and accrued liabilities	158,390	52,383
Deferred revenue	126,866	(24,659)
Net cash provided by (used in) operating activities	180,864	(575,081)

Cash flows from investing activities
Purchase of property and equipment	(907)	-
Net cash used in investing activities	(907)	-

Cash flows from financing activities
Proceeds from the exercise of stock warrants	119,900	661,630
Change in advance from warrant holder	(52,400)	(61,950)
Net cash provided by financing activities	67,500	599,680
Net increase in cash and cash equivalents	247,457	24,599
Cash and cash equivalents at beginning of period	112,533	146,205
Cash and cash equivalents at end of period	$359,990	$170,804

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,358	$1,372
Noncash Investing and Financing Activities:
Issuance of common stock for conversion of 4.75% debenture	1,100	6,070

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

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements and related notes of MultiCell and its subsidiaries have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial statements. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation have been included. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended November 30, 2014, previously filed with the SEC. The results of operations for the three-month and six-month periods ended May 31, 2015, are not necessarily indicative of the operating results for the fiscal year ending November 30, 2015. The condensed consolidated balance sheet as of November 30, 2014, has been derived from the Company’s audited consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 will be effective for the Company’s fiscal year beginning January 1, 2016 and subsequent interim periods, with earlier adoption permitted. ASU 2015-03 will be effective for the Company’s fiscal year beginning December 1, 2016 and subsequent interim periods. Management is currently evaluating the impact of the pending adoption of ASU 2015-03 on the Company’s consolidated financial statements.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 will be effective for the Company retrospectively beginning December 1, 2018, with early adoption not permitted. Management has not yet selected a transition method and is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s consolidated financial statements.

NOTE 2. GOING CONCERN

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of May 31, 2015, the Company has operating and liquidity concerns and, as a result of recurring losses, has incurred an accumulated deficit of $50,581,619. The Company will have to raise additional capital in order to initiate Phase IIb/III clinical trials for MCT-125, its therapeutic product for the treatment of fatigue in multiple sclerosis patients, conduct further research on MCT-465 and MCT-485, its therapeutic products for the treatment of primary liver cancer, and initiate clinical trials for Xenogenic’s bioabsorbable, drug eluting stent, the Ideal BioStent™. The Company’s management is evaluating several sources of financing for the Company’s clinical trial program. Additionally, with its strategic shift in focus to therapeutic programs and technologies, management expects the Company’s future cash requirements to increase significantly as it advances the Company’s therapeutic programs into clinical trials. Until the Company is successful in raising additional funds, it may have to prioritize its therapeutic programs and delays may be necessary in some of the Company’s development programs.

Since March 2008, the Company has operated on working capital provided by La Jolla Cove Investors, Inc. (“LJCI”). As further described in Note 4 to these condensed consolidated financial statements, under the terms of the LJCI Agreement (as defined below), LJCI can convert a portion of the Debenture (as defined below) by simultaneously exercising the LJCI Warrant (as defined below) at $1.09 per share. As of May 31, 2015, there were 3,532,629 shares remaining on the LJCI Warrant and a balance of $35,326 remaining on the Debenture. Should LJCI continue to exercise all of its remaining warrants, approximately $3.8 million of cash would be provided to the Company. The LJCI Agreement limits LJCI’s investment to an aggregate ownership that does not exceed 9.99% of the common stock of MultiCell. The Debenture matures, and the LJCI Warrant expires on February 28, 2016. No assurance can be given that LJCI will elect to, or will be able to convert some or all of the Debenture and exercise some or all of the Warrant prior to the February 28, 2016 expiration dates.

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

NOTE 3. – PAYABLES TO RELATED PARTY

In connection with an acquisition in September 2005, the Company assumed certain liabilities in the amount of $200,000, payable to an individual who is a current director of the Company. The liability is to be paid to this individual over time as determined by the remainder of the members of the board of directors. The balance of the liability owed to this director is $50,000 as of May 31, 2015 and November 30, 2014.

The Company is indebted to officers and directors in the amounts of $15,424 and $5,174 for unpaid director fees and other expenses at May 31, 2015 and November 30, 2014, respectively. These amounts are included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

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

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares of MultiCell’s common stock determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price (as defined below) multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price. The “Conversion Price” is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the twenty trading days prior to the election to convert. LJCI converted $1,100 and $6,070 of the Debenture into 448,038,148 and 1,288,959,667 shares, respectively, of the Company’s common stock during the six months ended May 31, 2015 and 2014, respectively. Simultaneously with these conversions, LJCI exercised warrants to purchase 110,000 shares and 607,000 shares of the Company’s common stock during the six months ended May 31, 2015 and 2014, respectively. Proceeds from the exercise of the warrants were $119,900 and $661,630 for the six months ended May 31, 2015 and 2014, respectively. At times, LJCI makes advances to the Company prior to the exercise of warrants. At May 31, 2015 and November 30, 2014, LJCI had advanced $113,750 and $166,150, respectively, to the Company in advance of LJCI’s exercise of warrants.

As of May 31, 2015, the remainder of the Debenture in the amount of $35,326 could have been converted by LJCI into approximately 12.1 billion shares of the Company’s common stock, which would require LJCI to simultaneously exercise and purchase all of the remaining 3,532,629 shares of the Company’s common stock under the LJCI Warrant at $1.09 per share. As of November 30, 2014, the balance of the Debenture was $36,426. For the Debenture, upon receipt of a conversion notice from the holder, MultiCell may elect to immediately redeem that portion of the Debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. MultiCell, at its sole discretion, has the right, without limitation or penalty, to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

NOTE 5. RESEARCH AND LICENSE AGREEMENTS

Oxis Biotech, Inc.

On March 10, 2015, MultiCell Immunotherapeutics, Inc. (“MCIT”), entered into a Research Agreement with Oxis Biotech, Inc. (“Oxis”) to create three novel antibody-drug conjugates (“ADCs”) containing Oxis’ lead drug candidates, and by using MCIT’s proprietary ADC platform technology. The Research Agreement contains a License Agreement between MCIT and Oxis wherein MCIT licenses to Oxis the exclusive right to sell the three ADCs product candidates. Under the terms of the Research Agreement, Oxis paid to MCIT a fee of $500,000 for the licenses granted to Oxis and for the synthesis of a certain drug candidate being investigated by Oxis, and will pay MCIT up to $1.125 million as consideration for performance of the research project. Oxis will also pay up to $12.75 million in clinical development milestones, and was granted an option to purchase manufacturing rights to the three ADCs upon payment of an additional $10 million. Additionally, Oxis will pay MCIT a royalty of 3% of net yearly worldwide sales and 30% of net sublicense revenue upon marketing approval of the ADCs.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MCIT is recognizing revenue under the Research Agreement consistent with the effort expended in fulfillment of the contract as measured by the percent of costs incurred compared to total estimated contract costs. During the three months ended May 31, 2015, MCIT received payments of $225,000 under the Research Agreement, of which $73,475 was recognized as research revenue and $151,525 has been deferred to be recognized as performance of the contract proceeds. MCIT recognized the entire $500,000 fee received under the License Agreement as license revenue because the payment is non-refundable and MCIT has no further service obligations under the License Agreement.

Corning Incorporated

The Company has an exclusive license and purchase agreement (the “Agreement”) with Corning Incorporated (“Corning”) of Corning, New York. Under the terms of the Agreement, Corning has the right to develop, use, manufacture, and sell the Company’s Fa2N-4 cell lines and related cell culture media for use as a drug discovery assay tool, including biomarker identification for the development of drug development assay tools, and for the performance of absorption, distribution, metabolism, elimination and toxicity assays (“ADME/Tox assays”). The Company retained and will continue to support all of its existing licensees. The Company retains the right to use the Fa2N-4 cells for use in applications not related to drug discovery or ADME/Tox assays. The Company also retains rights to use the Fa2N-4 cell lines and other cell lines to further develop its Sybiol® liver assist device, to produce therapeutic proteins using the Company’s BioFactories™ technology, to identify drug targets and for other applications related to the Company’s internal drug development programs. In consideration for the license granted, Corning paid the Company $375,000 upon execution of the Agreement, and an additional $375,000 upon the completion of a transition period. In addition, Corning purchased inventory and equipment from the Company and reimbursed the Company for laboratory costs and other expenses during a transition period. The Company is recognizing the income ratably over a 17-year period. The Company recognized $11,030 and $22,059, respectively, in income for each of the three months and six months ended May 31, 2015 and 2014. The balance of deferred revenue from this license was $411,765 and $433,824 at May 31, 2015 and November 30, 2014, respectively, and will be amortized into revenue through October 2024.

Pfizer Inc.

The Company has another license agreement with Pfizer Inc. (“Pfizer”), for which revenue is being deferred. The Company recognized $1,300 and $2,600, respectively, in income for each of the three months and six months ended May 31, 2015 and 2014. The balance of deferred revenue from this license was $13,000 and $15,600 at May 31, 2015 and November 30, 2014, respectively, and will be amortized into revenue through January 2018.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

None of these milestones were achieved as of May 31, 2015 and, accordingly, none of these obligations have accrued. Xenogenics’ obligations under the Foreclosure Sale Agreement had been previously extended pursuant to Amendments No. 1, No. 2, No. 3, and No. 4 dated September 30, 2011, October 23, 2012, October 11, 2013, and December 1, 2014. As a result of these various amendments to extend the dates for achievement of the milestones, the Company is in compliance with the requirements of the Foreclosure Sale Agreement, as amended. Xenogenics is required to use Good Faith Reasonable Efforts (as defined in the Foreclosure Sale Agreement) to achieve these milestones. Failure to achieve any of these milestones shall result in all milestone payments, totaling $4.3 million, becoming immediately due and payable, unless Xenogenics’ failure to use Good Faith Reasonable Efforts is due to Technical Difficulties (as defined in the Foreclosure Sale Agreement) or to Financial Hardship (as defined in the Foreclosure Sale Agreement), in which case Xenogenics can elect to (i) pay all remaining milestone payments and continue commercialization efforts, or (ii) assign all intellectual property acquired by Xenogenics under the agreement to the counterparties to the agreement and cease all development and commercialization efforts. Accordingly, Xenogenics has not accrued the $4.3 million commitment because the dates for achieving the milestones have been extended under the amendments to the Foreclosure Sale Agreement, and because Xenogenics also believes that the Financial Hardship exemption in the Foreclosure Sale Agreement would protect it in the future from any requirement to pay the $4.3 million.

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

The Series B shares are convertible at any time into shares of the Company common stock at a conversion price determined by dividing the purchase price per share of $100 by the conversion price. The conversion price was originally $0.32 per share. Upon the occurrence of an event of default (as defined in the applicable Series B convertible preferred stock purchase agreement), the conversion price of the Series B shares shall be reduced to 85% of the then-applicable conversion price of such shares. The conversion price is subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the conversion price is subject to weighted average anti-dilution adjustments in the event the Company sells common stock or other securities convertible into or exercisable for common stock at a per share price, exercise price or conversion price lower than the conversion price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, a joint venture and/or the issuance of employee stock options). As a result of the Company issuing shares of its common stock upon conversion of convertible debentures and upon the exercise of warrants both at prices lower than the conversion price of the Series B convertible preferred stock, and due to the Company not paying the Series B dividends on a monthly basis (as discussed below), the conversion price of the Series B convertible preferred stock has been reduced to $0.0062 per share as of May 31, 2015 and to $0.0067 per share as of November 30, 2014. Pursuant to the applicable Series B convertible preferred stock purchase agreement, each investor may only convert that number of shares of Series B convertible preferred stock into that number of shares of the Company’s common stock that does not exceed 9.99% of the outstanding shares of common stock of the Company on the date of conversion.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Commencing on the date of issuance of the Series B convertible preferred stock until the date a registration statement registering the shares of the Company’s common stock underlying the preferred stock and warrants issued is declared effective by the SEC, the Company was required to pay on each outstanding share of Series B convertible preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (i) the Wall Street Journal Prime Rate plus 1%, or (ii) 9%. In no event was the dividend rate to be greater than 12% per annum. The dividend was payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B convertible preferred stock outstanding as of the first day of that month. In the event the Company did not pay the Series B convertible preferred dividends when due, the conversion price of the Series B preferred shares was reduced to 85% of the otherwise applicable conversion price. The Company did not pay the required monthly Series B preferred dividends beginning on November 30, 2006, which, in part, caused the conversion price to be reduced. Subsequent to November 30, 2010, the Company received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B convertible preferred stock, which in turn terminated the requirement to accrue the related dividends. Accordingly, no dividends have been accrued since November 30, 2010. Total accrued but unpaid preferred dividends recorded in the accompanying condensed consolidated balance sheet as of May 31, 2015 and November 30, 2014 are $290,724, of which $125,516 are recorded in permanent equity with the Series B convertible preferred stock and $165,208 are recorded as a current liability in accounts payable and accrued expenses.

The conversion feature which gives the holders of the Series B convertible preferred stock the right to acquire shares of the Company’s common stock is an embedded derivative. As of May 31, 2015 and November 30, 2014, there were 3,448 shares of Series B convertible preferred stock that were convertible into 55,612,903 and 51,462,687 shares of common stock of the Company, respectively. The fair value of the conversion feature was estimated at $22,245 ($0.0004 per share of common stock) and $25,731 ($0.0005 per share of common stock) at May 31, 2015 and November 30, 2014, respectively, and has been estimated using the Black-Scholes option-pricing model using the following assumptions:

	May 31, 2015	February 28, 2015	November 30, 2014

Fair value of common stock	$0.0004	$0.0003	$0.0005
Conversion price of preferred stock	$0.0062	$0.0063	$0.0067
Risk free interest rate	2.12%	2.00%	2.18%
Expected life	10 Years	10 Years	10 Years
Dividend yield	-	-	-
Volatility	145%	144%	143%

Pursuant to the Certificate of Designation of the Series B convertible preferred stock, in the event of any dissolution or winding up of the Company, whether voluntary or involuntary, holders of each outstanding share of Series B convertible preferred stock shall be entitled to be paid second in priority to the Series I preferred stockholders out of the assets of the Company available for distribution to stockholders, an amount equal to $100 per share of Series B convertible preferred stock held plus any declared but unpaid dividends. However, as discussed below, no shares of the Company’s Series I convertible preferred stock were outstanding at May 31, 2015. After such payment has been made in full, such holders of Series B convertible preferred stock shall be entitled to no further participation in the distribution of the assets of the Company.

NOTE 7. SERIES I CONVERTIBLE PREFERRED STOCK

The Company’s Board of Directors has the authority, without further action by the stockholders, to issue up to 1,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares of preferred stock. The Board of Directors originally designated 20,000 shares as Series I convertible preferred stock. On July 13, 2004, the Company completed a private placement of Series I convertible preferred stock and a total of 20,000 shares were originally sold to accredited investors. As of May 31, 2015 and November 30, 2014, all of the shares of Series I convertible preferred stock had been converted into shares of the common stock of the Company and no shares of the Company’s Series I convertible preferred stock were outstanding.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9. STOCK COMPENSATION PLANS

On March 11, 2015, at the Company’s Annual Meeting of Stockholders, the stockholders approved the Company’s 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan had been adopted by the Company’s board of directors on October 24, 2014 and will terminate on October 24, 2024. The purpose of the 2014 Plan is to provide a means by which eligible recipients of stock awards could be given the opportunity to benefit from increases in the value of the Company’s common stock through granting of stock options and stock awards. The initial number of shares reserved for stock awards under the 2014 Plan is 500 million shares, which can only be increased by amendment with the approval of the Company’s shareholders. As of May 31, 2015, no awards have been made under the 2014 Plan and all shares reserved for stock awards under the 2014 Plan are available for future awards.

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

A summary of the status of stock options granted by MultiCell at May 31, 2015, and changes during the six months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Life	Value

Outstanding at November 30, 2014	69,630,266	$0.0020	3.4 years	$-
Granted	-	-
Exercised	-	-
Expired or forfeited	(305,556)	0.0014

Outstanding at May 31, 2015	69,324,710	$0.0020	3.0 years	$-

Exercisable at May 31, 2015	65,949,871	$0.0021	2.9 years	$-

No options were granted during the six months ended May 31, 2015. On January 15, 2014, the MultiCell Board of Directors granted an option to each of the five members of the Board of Directors to purchase 4,600,000 shares of MultiCell’s common stock at $0.0008 per share. The options vest quarterly over one year, subject to continuing service as a director on each such vesting date, and expire five years after grant. Additionally, the Board of Directors granted an option to an employee to purchase 2,074,710 shares of MultiCell’s common stock at $0.0008 per share. This option vests monthly over three years, subject to continuing service as an employee on each such vesting date, and expires five years after grant.

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

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the three months ended May 31, 2015 and 2014, MultiCell reported stock-based compensation expense for services related to stock options of $946 and $12,027, respectively. For the six months ended May 31, 2015 and 2014, MultiCell reported stock-based compensation expense for services related to stock options of $3,949 and $21,935, respectively. As of May 31, 2015, there was approximately $3,000 of unrecognized compensation cost related to stock-based payments that will be recognized over a weighted average period of approximately 1.4 years. The intrinsic values at May 31, 2015 are based on a closing price of $0.0004.

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

A summary of the status of Xenogenics’ stock options at May 31, 2015, and changes during the six months then ended is presented in the following table:

Weighted
		Weighted	Average
	Shares	Average	Remaining
	Under	Exercise	Contractual
	Option	Price	Life

Outstanding at November 30, 2014	1,250,000	$0.246	2.2 years
Granted	-	-
Exercised	-	-
Expired or forfeited	-	-

Outstanding at May 31, 2015	1,250,000	$0.246	1.7 years

Exercisable at May 31, 2015	1,250,000	$0.246	1.7 years

For the three months ended May 31, 2015 and 2014, Xenogenics reported stock-based compensation of $0 and $11,058, respectively. For the six months ended May 31, 2015 and 2014, Xenogenics reported stock-based compensation of $0 and $43,162, respectively. As of May 31, 2015, there was no unrecognized compensation cost related to stock-based payments to be recognized in the future for option grants through May 31, 2015.

NOTE 10. STOCK WARRANTS

Since the Company’s inception, it has financed its operations primarily through the issuance of debt or equity instruments, which have often included the issuance of warrants to purchase shares of the Company’s common stock.

As further described in Note 4 to these condensed consolidated financial statements, MultiCell entered into the LJCI Agreement pursuant to which MultiCell agreed to sell the Debenture in the principal amount of $100,000. In connection with the Debenture, MultiCell issued LJCI a warrant to purchase up to 10 million shares of MultiCell’s common stock at an exercise price of $1.09 per share, exercisable over the next five years according to a schedule described in a letter agreement dated February 28, 2007. Pursuant to the terms of the LJCI Warrant, upon the conversion of any portion of the principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the warrant shares equal to the percentage of the dollar amount of the Debenture being converted. Therefore, as an example, for each $1,000 of the principal of the Debenture converted, LJCI would be required to simultaneously purchase 100,000 shares under the warrant at $1.09 per share. As further described to Note 4 to these condensed consolidated financial statements, on February 20, 2014, MultiCell and LJCI amended the LJCI Warrant to extend the expiration date of the warrants to February 28, 2016. During the six months ended May 31, 2015, LJCI exercised warrants to purchase 110,000 shares of MultiCell’s common stock, resulting in proceeds to the Company of $119,900. During the six months ended May 31, 2014, LJCI exercised warrants to purchase 607,000 shares of MultiCell’s common stock, resulting in proceeds to the Company of $661,630.

MULTICELL TECHNOLOGIES, INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the status of warrants at May 31, 2015, and changes during the six months then ended is presented in the following table:

	Under	Exercise	Contractual	Intrinsic
	Warrants	Price	Life	Value

Outstanding at November 30, 2014	6,823,030	$0.68	1.7 years	$-
Issued	-	-
Exercised	(110,000)	1.09
Expired	-	-

Outstanding at May 31, 2015	6,713,030	$0.67	1.2 years	$-

NOTE 11. NET INCOME (LOSS) PER COMMON SHARE

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

	For the Three Months Ended		For the Six Months Ended
	May 31,		May 31,
	2015	2014	2015	2014

Numerator:
Net income (loss)	$171,319	$(321,505)	$(90,970)	$(601,763)
Interest on convertible debentures	447	-	-	-

Numerator for diluted income (loss) per common share	$171,766	$(321,505)	$(90,970)	$(601,763)

Denominator:
Weighted-average shares of common stock - basic	4,933,693,265	3,654,573,938	4,828,639,990	3,290,897,716
Dilutive effect of:
Conversion of Series B converible preferred stock	54,730,159	-	-	-
Conversion of convertible debentures and exercise of LJCI warrants	2,180,782,478	-	-	-

Weighted-average shares of common stock - diluted	7,169,205,902	3,654,573,938	4,828,639,990	3,290,897,716

Net income (loss) per common share - basic	$0.00	$(0.00)	$(0.00)	$(0.00)
Net income (loss) per common share - diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Common stock equivalents excluded from income (loss) per common share calculations because their effect would have been anti-dilutive are as follows:

	For the Three Months Ended		For the Six Months Ended
	May 31,		May 31,
	2015	2014	2015	2014

Warrants	3,140,401	7,088,030	6,713,030	7,088,030
Stock options	69,324,710	75,444,213	69,324,710	75,444,213
Series B convertible preferred stock	-	44,205,128	55,612,903	44,205,128
Convertible debenture	-	6,712,329,715	12,139,879,559	6,712,329,715

	72,465,111	6,839,067,086	12,271,530,202	6,839,067,086

At current trading prices of its common stock, MultiCell does not currently have sufficient authorized shares of its common stock to meet the commitments entered into under the Debenture and the related LJCI Warrants. As further discussed in Note 4 to the condensed consolidated financial statements, upon the conversion of any portion of the remaining $35,326 principal amount of the Debenture, LJCI is required to simultaneously exercise and purchase that same percentage of the remaining 3,532,629 warrant shares equal to the percentage of the dollar amount of the Debenture being converted. The LJCI agreement limits LJCI’s investment to an aggregate common stock ownership that does not exceed 9.99% of the outstanding shares of common stock of the Company. Furthermore, MultiCell has the right to redeem that portion of the Debenture that the holder may elect to convert and also has the right to redeem the outstanding principal amount of the Debenture not yet converted by the holder into common stock, plus accrued and unpaid interest thereon.

NOTE 12. FAIR VALUE MEASUREMENTS

For assets and liabilities measured at fair value, the Company uses the following hierarchy of inputs:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the Company and reflect those assumptions that a market participant would use.

Liabilities measured at fair value on a recurring basis at May 31, 2015 and November 30, 2014, are summarized as follows:

	May 31, 2015				November 30, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Derivative liability	$-	$22,245	$-	$22,245	$-	$25,731	$-	$25,731

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

On September 30, 2010, Xenogenics entered into the Foreclosure Sale Agreement with Venture Lending & Leasing IV, Inc., Venture Lending & Leasing V, Inc., and Silicon Valley Bank (collectively, the “Sellers”).  Pursuant to the Foreclosure Sale Agreement, Xenogenics acquired all of the Sellers’ interests in certain bioabsorbable stent assets, known as the Ideal BioStent™, and related technologies. Under the Foreclosure Sale Agreement, Xenogenics is also required to make cash payments totaling $4.3 million to the Sellers based on the achievement of certain milestones at certain dates. None of these milestones were achieved as of May 31, 2015. Xenogenics’ obligations under the Foreclosure Sale Agreement have been extended pursuant to Amendments No. 1, No. 2, No. 3, and No. 4, dated September 30, 2011, October 23, 2012, October 11, 2013, and December 1, 2014, each extending the deadlines for the achievement of the milestones under the Foreclosure Sale Agreement by an additional 12 months. Xenogenics is required to use Good Faith Reasonable Efforts (as defined in the Foreclosure Sale Agreement) to achieve these milestones. Failure to achieve any of these milestones could result in all milestone payments, totaling $4.3 million, becoming immediately due and payable, unless Xenogenics’ failure to use Good Faith Reasonable Efforts is due to Technical Difficulties (as defined in the Foreclosure Sale Agreement) or to Financial Hardship (as defined in the Foreclosure Sale Agreement), in which case Xenogenics can elect to (i) pay all remaining milestone payments and continue commercialization efforts, or (ii) assign all intellectual property acquired by Xenogenics under the agreement to the counterparties to the agreement and cease all development and commercialization efforts. Accordingly, Xenogenics has not accrued the $4.3 million commitment because the dates for achieving the milestones have been extended under the amendments to the Foreclosure Sale Agreement, and because Xenogenics also believes that the Financial Hardship exemption in the Foreclosure Sale Agreement would protect it in the future from any requirement to pay the $4.3 million.

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

Recent Events

On March 10, 2015, MultiCell Immunotherapeutics, Inc. (“MCIT”), entered into a Research Agreement (the “Agreement”) with Oxis Biotech, Inc. (“Oxis”) to create three novel antibody-drug conjugates (“ADCs”) containing Oxis’ lead drug candidates, and by using MCIT’s proprietary ADC platform technology. The Agreement contains a License Agreement between MCIT and Oxis wherein MCIT licenses to Oxis the exclusive right to sell the three ADCs product candidates. Under the terms of the Agreement, Oxis paid MCIT a fee of $500,000 for the licenses granted to Oxis and for the synthesis of a certain drug candidate being investigated by Oxis, and is paying MCIT up to $1.125 million as consideration for performance of the research project. Oxis will also pay up to $12.75 million in clinical development milestones, and was granted an option to purchase manufacturing rights to the three ADCs upon payment of an additional $10 million. Additionally, Oxis will pay MCIT a royalty of 3% of net yearly worldwide sales and 30% of net sublicense revenue upon marketing approval of the ADCs.

Results of Operations

The following discussion is included to describe our consolidated financial position and results of operations. The condensed consolidated financial statements and notes thereto contain detailed information that should be referred to in conjunction with this discussion.

Three Months Ended May 31, 2015 Compared to the Three Months Ended May 31, 2014

Revenue. Total revenue for the three months ended May 31, 2015 was $585,805 compared to total revenue for the three months ended May 31, 2014 of $12,330, representing an increase of $573,475. This increase results from the revenue recognized under the OXIS Agreement executed on March 10, 2015, including $500,000 recognized under the license agreement and $73,475 recognized pursuant to the research portion of the Agreement. All of the remaining revenue for the three months ended May 31, 2015 and May 31, 2014 is from the amortization of deferred revenue under license agreements with Corning and Pfizer.

Operating Expenses. Total operating expenses for the three months ended May 31, 2015 were $357,800, compared to operating expenses for the three months ended May 31, 2014 of $382,217, representing a decrease of $24,417. This decrease was due to 1) a decrease of $52,431 in professional fees, primarily composed of decreases in consulting costs; 2) a decrease of $22,139 in the recognition of stock-based compensation; 3) a decrease of $14,583 in license fees; offset by an increase of $62,320 in research materials and supplies and by an increase in other operating expenses of $2,416. The decrease in consulting fees principally relates to services rendered in the prior year in support of the sponsored research agreement with UHN’s Toronto General Hospital to evaluate MCT-485 in animal models for the treatment of primary liver cancer, which research has concluded. The decrease in stock-based compensation results from the vesting patterns of stock options and the fact that there have been no grants of stock options within the last year. The decrease in license fees for the three months relates to the amortization of all remaining license costs in the prior year as a result of the termination of the license with Rutgers. The increase in research materials and supplies results from the materials needed for the OXIS Agreement and other research being conducted by our subsidiary, MultiCell Immunotherapeutics, Inc.

Other income/(expense). Other income (expense) amounted to net expense of $6,571 for the three months ended May 31, 2015 as compared to net expense of $18,932 for the three months ended May 31, 2014. Other income (expense) for the three months ended May 31, 2015 was composed of (1) interest expense of $748, (2) a loss from the change in fair value of derivative liability of $5,826, and (3) interest income of $3. Other income (expense) for the three months ended May 31, 2014 consists of (1) interest expense of $8,987, (2) a loss from the change in fair value of derivative liability of $9,958, and (3) interest income of $13.

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

For the three months ended May 31, 2014, interest expense includes $8,375 for interest claimed by Rutgers in its notice of termination of the Rutgers License Agreement with Xenogenics. Otherwise interest expense for the three months ended May 31, 2015 and 2014 principally is composed of interest on the Debenture.

Net Income (Loss). Net income for the three months ended May 31, 2015 was $221,434, as compared to a net loss of $388,819 for the same period in the prior fiscal year, representing a difference of $610,253. This change in net income (loss) is principally due to the increase in revenue recognized during the three months ended May 31, 2015 and the changes in elements of operating expenses, as described above.

Six Months Ended May 31, 2015 Compared to the Six Months Ended May 31, 2014

Revenue. Total revenue for the six months ended May 31, 2015 was $598,134 compared to total revenue for the six months ended May 31, 2014 of $24,659, representing an increase of $573,475. This increase results from the revenue recognized under the OXIS Agreement executed on March 10, 2015, including $500,000 recognized under the license agreement and $73,475 recognized pursuant to the research portion of the Agreement. All of the remaining revenue for the six months ended May 31, 2015 and May 31, 2014 is from the amortization of deferred revenue under license agreements with Corning and Pfizer.

Operating Expenses. Total operating expenses for the six months ended May 31, 2015 were $659,006, compared to operating expenses for the six months ended May 31, 2014 of $704,039, representing a decrease of $45,033. This decrease was due to 1) a decrease of $51,309 in professional fees, primarily composed of decreases in consulting costs; 2) a decrease of $61,148 in the recognition of stock-based compensation; 3) a decrease of $20,833 in license fees; offset by an increase of $66,343 in research materials and supplies and by an increase in other operating expenses of $21,914. The decrease in consulting fees principally relates to services rendered in the prior year in support of the sponsored research agreement with UHN’s Toronto General Hospital to evaluate MCT-485 in animal models for the treatment of primary liver cancer, which research has concluded. The decrease in stock-based compensation results from the vesting patterns of stock options and the fact that there have been no grants of stock options within the last year. The decrease in license fees for the six months relates to the amortization of all remaining license costs in the prior year as a result of the termination of the license with Rutgers. The increase in research materials and supplies results from the materials needed for the OXIS Agreement and other research being conducted by our subsidiary, MultiCell Immunotherapeutics, Inc.

Other income/(expense). Other income (expense) amounted to net income of $2,152 for the six months ended May 31, 2015 as compared to net expense of $26,879 for the six months ended May 31, 2014. Other income (expense) for the six months ended May 31, 2015 was composed of (1) interest expense of $1,343, (2) a gain from the change in fair value of derivative liability of $3,486, and (3) interest income of $9. Other income (expense) for the six months ended May 31, 2014 consists of (1) interest expense of $9,687, (2) a loss from the change in fair value of derivative liability of $17,217, and (3) interest income of $25.

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

For the six months ended May 31, 2014, interest expense includes $8,375 for interest claimed by Rutgers in its notice of termination of the Rutgers License Agreement with Xenogenics. Otherwise interest expense for the six months ended May 31, 2015 and 2014 principally is composed of interest on the Debenture.

Net Loss. Net loss for the six months ended May 31, 2015 was $58,720, as compared to a net loss of $706,259 for the same period in the prior fiscal year, representing a difference of $647,539. This decrease in net loss is principally due to the increase in revenue recognized during the six months ended May 31, 2015 and the changes in elements of operating expenses, as described above.

Liquidity and Capital Resources

The following is a summary of our key liquidity measures at May 31, 2015 and 2014:

	May 31, 2015	May 31, 2014

Cash and cash equivalents	$359,990	$170,804

Current assets	$419,580	$182,264
Current liabilities	(1,473,975)	(1,224,222)

Working capital deficiency	$(1,054,395)	$(1,041,958)

Since our inception, a significant portion of our financing has been provided through private placements of preferred and common stock, the exercise of stock options and warrants, the issuance of convertible debentures and other debt, and the licensing of our technologies. We have in the past increased, and if funding permits plan to further increase, our operating expenses in order to fund higher levels of product development, undertake and complete the regulatory approval process, and increase our administrative resources in anticipation of future growth. In addition, acquisitions such as MCIT increase operating expenses and therefore negatively impact, in the short term, the liquidity position of the Company. We will have to raise additional capital in order to initiate Phase IIb clinical trials for MCT-125, our therapeutic product for the treatment of fatigue in MS patients, conduct further research on MCT-465 and MCT-485 for the treatment of primary liver cancer, and initiate clinical trials for Xenogenic’s bioabsorbable, drug eluting stent, the Ideal BioStent™. Additionally, with our strategic shift in focus to therapeutic programs and technologies, we expect our future cash requirements to increase significantly as we advance our therapeutic programs into clinical trials. Until we are successful in raising additional funds, we may have to prioritize our therapeutic programs and delays may be necessary in some of our development programs.

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

The Debenture is convertible at the option of LJCI at any time up to maturity into the number of shares of MultiCell’s common stock determined by the dollar amount of the Debenture being converted multiplied by 110, minus the product of the Conversion Price (defined below) multiplied by 100 times the dollar amount of the Debenture being converted, with the entire result divided by the Conversion Price. The “Conversion Price” is equal to the lesser of $1.00 or 80% of the average of the three lowest volume-weighted average prices during the 20 trading days prior to the election to convert. The Debenture accrues interest at 4.75% per year payable in cash or shares of common stock. Through May 31, 2015, interest is being paid in cash. If paid in shares of our common stock, the stock will be valued at the rate equal to the Conversion Price of the Debenture in effect at the time of payment. Upon receipt of a conversion notice from the holder, MultiCell may elect to immediately redeem that portion of the Debenture that the holder elected to convert in such conversion notice, plus accrued and unpaid interest. Since February 28, 2008, we, at our sole discretion, have had the right, without limitation or penalty, to redeem the outstanding principal amount of the Debenture not yet converted by the holder into shares of our common stock, plus accrued and unpaid interest thereon.

Commencing in March 2008, we have principally operated on working capital provided by LJCI in connection with its exercise of warrants issued to it by us (which LJCI must exercise whenever it converts amounts owed under the Debenture it holds), all as discussed in more detail below. The warrants are exercisable at $1.09 per share. As of July 8, 2015 there were 3,532,629 shares remaining under the LJCI Warrant and a balance of $35,326 remaining on the Debenture. Should LJCI continue to exercise all of its remaining warrants approximately $3.8 million of cash would be provided to us. However, the LJCI Agreement limits LJCI’s stock ownership in our common stock to 9.99% of the outstanding shares of our common stock.

LJCI has the right to exercise the LJCI Warrant and to convert the Debenture through February 28, 2016, the date that the Debenture is due and the LJCI Warrant expires, subject to the limitations of the LJCI Agreement and availability of our authorized common stock. However no assurance can be given that LJCI will elect to, or be able to, acquire additional shares under the Warrant and Debenture. Since LJCI’s Warrant exercises have provided the us with substantial working capital in the past, LJCI’s election not to exercise the Warrant in the future will negatively affect our ability to fund our working capital requirements. While our goal is to fund our future cash requirements from direct product sales, the sale of additional equity securities, debt financing and/or the sale or licensing of our technologies, we currently do not have agreements in place that will fund our immediate working capital requirements. We also anticipate the need for additional financing in the future in order to fund continued research and development and to respond to competitive pressures. We cannot guarantee, however, that enough future funds will be generated from operations or from the aforementioned or other potential sources. If adequate funds are not available or are not available on acceptable terms, we will have to further reduce our operations, and we may be unable to fund expansion, develop new or enhance existing products and services or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

Series B Convertible Preferred Stock

On July 14, 2006, we completed a private placement of Series B convertible preferred stock. A total of 17,000 shares of Series B convertible preferred stock were sold to accredited investors at a price of $100 per share. Originally, the Series B shares were convertible at any time into shares of our common stock at a conversion price determined by dividing the purchase price per share of $100 by $0.32 per share (the “Series B Conversion Price”). The Series B Conversion Price was reduced to 85% of the then applicable Series B Conversion Price as a result of an event of default in the payment of preferred dividends. The Series B Conversion Price is also subject to equitable adjustment in the event of any stock splits, stock dividends, recapitalizations and the like. In addition, the Series B Conversion Price is subject to weighted average anti-dilution adjustments in the event that we sell shares of our common stock or other securities convertible into or exercisable for shares of our common stock at a per share price, exercise price or conversion price lower than the Series B Conversion Price then in effect in any transaction (other than in connection with an acquisition of the securities, assets or business of another company, a joint venture and/or the issuance of employee stock options). As a result of these adjustments, the Series B Conversion Price has been reduced to $0.0062 per share as of May 31, 2015. Pursuant to the applicable Series B convertible preferred stock purchase agreement, each investor may only convert that number of shares of Series B convertible preferred stock into that number of shares of our common stock that does not exceed 9.99% of the outstanding shares of our common stock on the date of conversion. The Series B convertible preferred stock does not have voting rights.

Commencing on the date of issuance of the Series B convertible preferred stock until the date a registration statement registering the common shares underlying the preferred stock and warrants issued was declared effective by the SEC, we were required to pay on each outstanding share of Series B convertible preferred stock a preferential cumulative dividend at an annual rate equal to the product of multiplying $100 per share by the higher of (a) the Wall Street Journal Prime Rate plus 1%, or (b) 9%. In no event was the dividend rate greater than 12% per annum. The dividend was payable monthly in arrears in cash on the last day of each month based on the number of shares of Series B preferred stock outstanding as of the first day of that month. In the event we did not pay the Series B preferred dividends when due, the conversion price of the Series B preferred shares was reduced to 85% of the otherwise applicable conversion price. We did not pay the required monthly Series B preferred dividends beginning November 30, 2006, which, in part, has caused the conversion price to be reduced. Subsequent to November 30, 2010, we received an opinion of outside counsel providing for the removal of the restrictive legend on the Series B convertible preferred stock, which in turn terminated the requirement to accrue the related dividends. Accordingly, no dividends have been accrued since November 30, 2010. Total accrued but unpaid preferred dividends recorded in the accompanying condensed consolidated balance sheets as of May 31, 2015 and November 30, 2014 are $290,724, of which $125,516 is recorded in permanent equity with the Series B preferred stock and $165,208 is recorded as a current liability in accounts payable and accrued expenses. As of May 31, 2015 and November 30, 2014, there were 3,448 shares of Series B convertible preferred stock outstanding.

Oxis Biotech, Inc. Research Agreement

On March 10, 2015, MultiCell Immunotherapeutics, Inc. (“MCIT”), entered into a Research Agreement with Oxis Biotech, Inc. (“Oxis”) to create three novel antibody-drug conjugates (“ADCs”) containing Oxis’ lead drug candidates, and by using MCIT’s proprietary ADC platform technology. The Research Agreement contains a License Agreement between MCIT and Oxis wherein MCIT licenses to Oxis the exclusive right to sell the three ADCs product candidates. Under the terms of the Research Agreement, Oxis paid to MCIT a fee of $500,000 for the licenses granted to Oxis and for the synthesis of a certain drug candidate being investigated by Oxis, and is paying MCIT up to $1.125 million as consideration for performance of the research project, of which $225,000 has been paid through May 31, 2015, and four additional quarterly payments of $225,000 each are scheduled to be paid as performance progresses. Oxis will also pay up to $12.75 million in clinical development milestones, and was granted an option to purchase manufacturing rights to the three ADCs upon payment of an additional $10 million. Additionally, Oxis will pay MCIT a royalty of 3% of net yearly worldwide sales and 30% of net sublicense revenue upon marketing approval of the ADCs.

Cash provided by (used in) operating, investing and financing activities for the six months ended May 31, 2015 and 2014 is as follows:

	May 31, 2015	May 31, 2014

Operating activities	$180,864	$(575,081)
Investing activities	(907)	-
Financing activities	67,500	599,680

Net increase in cash and cash equivalents	$247,457	$24,599

Operating Activities

For the six months ended May 31, 2015, the differences between our net loss and net cash used in operating activities were due to net non-cash charges totaling $508 included in our net loss for stock-based compensation, depreciation, and change in fair value of derivative liability, plus changes in non-cash working capital totaling $239,076. For the six months ended May 31, 2014, the differences between our net loss and net cash used in operating activities are due to non-cash charges totaling $82,314 included in our net loss for stock-based compensation and change in fair value of derivative liability, plus changes in non-cash working capital totaling $48,864.

Investing Activities

During the six months ended May 31, 2015, cash flows from investing activities were $907 and were for the purchase of office equipment. We had no cash flows from investing activities during the six months ended May 31, 2014.

Financing Activities

During the six months ended May 31, 2015 and 2014, cash flows from financing activities related to LJCI’s payments to us of $67,500 and $599,680, respectively, to be applied towards the exercise of common stock warrants.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2015, and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As of May 31, 2015, the following material weaknesses existed:

1.	Entity-Level Controls: We did not maintain effective entity-level controls as defined by the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control –Integrated Framework (1992). Specifically, we did not effectively segregate certain accounting duties due to the small size of our accounting staff, or maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting.

2.	Information Technology: We did not maintain effective controls over the segregation of duties and access to financial reporting systems. Specifically, key financial reporting systems were not appropriately configured to ensure that certain transactions were properly processed with segregated duties among personnel and to ensure that unauthorized individuals did not have access to add or change key financial data.

3.	Material Adjustment: The Company did not adequately evaluate the application of generally accepted accounting principles in connection with revenue recognition, which resulted in a material adjustment to the consolidated financial statements.

Due to these material weaknesses, management has concluded that our internal control over financial reporting was not effective as of May 31, 2015.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended May 31, 2015, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1: LEGAL PROCEEDINGS

None.

Item 1A: RISK FACTORS

Not required for “smaller reporting companies.”

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Issuances

On April 14, 2015, we issued 137,460,000 shares of our common stock to LJCI pursuant to its conversion of $400 of the Debenture. We also issued 40,000 shares of our common stock to LJCI pursuant to its exercise of warrants. Proceeds from the exercise were $43,600, or $1.09 per share. The securities were issued in a transaction pursuant to Regulation D under the Securities Act of 1933, as amended.

Item 3: DEFAULTS UPON SENIOR SECURITIES

None.

Item 4: MINE SAFETY DISCLOSURES

Not applicable.

Item 5: OTHER INFORMATION

None.

Item 6: EXHIBITS:

Exhibit Number	Exhibit Description
3.14 (1)	Certificate of Amendment, as filed April 13, 2015.
10.1 (1)	Research Agreement, dated as of March 10, 2015, between Oxis Biotech, Inc. and MultiCell Immunotherapeutics, Inc. +
10.2 (1)	License Agreement, dated as of March 10, 2015, between Oxis Biotech, Inc. and MultiCell Immunotherapeutics, Inc. +
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302. *
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*

* Filed herewith

+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment and the non-public information has been filed separately with the Commission.

(1) Incorporated by reference from an exhibit to our Quarterly Report on Form 10-Q filed on April 14, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MULTICELL TECHNOLOGIES, INC.

July 15, 2015	By: /s/ W. Gerald Newmin

W. Gerald Newmin
(Chief Executive Officer and Chief Financial Officer)

- 27 -